Form 10-K
period 1993-12-31
RIGGS NATIONAL CORP
filed 1994-03-31
CIK 350847

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K


(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended 1993
                                     OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                        Commission File Number 0-9756

                         RIGGS NATIONAL CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                           52-1217953
- - -------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1503 Pennsylvania Avenue, N. W., Washington, D. C.             20005
- - --------------------------------------------------           ----------
    (Address of principal executive offices)                 (Zip Code)



                                 (202) 835-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:


Title of Each Class                   Name of each exchange on which registered
- - -------------------                   -----------------------------------------
       None                                            None


          Securities Registered Pursuant to Section 12(g) of the Act:

  Title of Each Class                 Name of each exchange on which registered
- - -----------------------               -----------------------------------------
Common Stock, par value                   OTC, NASDAQ National Market System
    $2.50 per share


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of February 28, 1994, was $184,286,583.

  The number of shares outstanding of the registrant's common stock, as of March 31, 1994, was 30,223,214.

                     DOCUMENT INCORPORATED BY REFERENCE

Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders are incorporated by reference, except for Items 402(k) and (l) of Regulation S-K, in Parts I and III of this Annual Report.

FORM  10-K INDEX

                  PART I                          Page(s)     Sequential Page(s)

Item 1--Business                                     3                  3
Item 2--Properties                                   6                  6
Item 3--Legal Proceedings                            6                  6
Item 4--Submission of Matters to a Vote of
         Security Holders                            6                  6

                  PART II

Item 5--Market for Registrant's Common
         Equity and Related Stockholder
         Matters                                     7                  7
Item 6--Selected Financial Data                      7                  7
Item 7--Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                               8                  8
Item 8--Financial Statements and
         Supplementary Data                         33                 33
Item 9--Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                       69                 69

                  PART III

Item 10--Directors and Executive Officers of
          the Registrant                       (A), 69                 69
Item 11--Executive Compensation                     71                 71
Item 12--Security Ownership of Certain
          Beneficial Owners and Management          71                 71
Item 13--Certain Relationships and Related
          Transactions                         (A), 71                 71

                  PART IV

Item 14--Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K        72                 72

(A) Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders are incorporated by reference, except for Items 402(k) and
     (l) of Regulation S-K, in Parts I and III of this Annual Report.

                                   PART I


ITEM 1.
BUSINESS

Riggs National Corporation

Riggs National Corporation (the "Corporation") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. The Corporation engages in a variety of banking-related activities, either directly or through subsidiaries. The Corporation currently has banking subsidiaries in Washington, D.C.; Virginia; Maryland; Miami, Florida; London, England; Paris, France; and Nassau, Bahamas. Additionally, the Corporation provides investment advisory services domestically through a subsidiary registered under the Investment Advisers Act of 1940 and internationally through a subsidiary in Geneva, Switzerland. Subsidiaries of the Corporation located in Gibraltar provide trust and corporate services.

  The Corporation provides a wide range of financial services to a broad customer base. These include traditional retail banking, corporate and commercial banking, and trust and investment advisory services. The Corporation's trust group provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for corporate and nonprofit organizations, estate planning and trust administration, as well as bond trusteeship for state and local governments and public companies.

             ---------------------------------------------------

The Riggs National Bank of Washington, D.C.

The Corporation's principal subsidiary is The Riggs National Bank of Washington, D.C. ("Riggs-Washington"), a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs-Washington had assets of $4.21 billion, deposits of $3.29 billion, and stockholder's equity of $270 million at December 31, 1993.

  Riggs-Washington operates 34 branches and an investment advisory subsidiary in Washington, D.C., commercial banks in London, England and Paris, France, an Edge Act subsidiary in Miami, Florida, branch offices in London, England and Nassau, Bahamas, an investment advisory subsidiary in Geneva, Switzerland, and a Bahamian bank and trust company. At December 31, 1993, Riggs-Washington and its subsidiaries had 1,494 full-time equivalent employees.

  As a commercial bank, Riggs-Washington provides a wide array of financial services to customers in the Washington metropolitan area, throughout the United States and internationally.

  Riggs-Washington's Corporate and Commercial Banking Groups provide services to customers ranging from small regional businesses to major multinational companies. These services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities, foreign currency transactions and cash management.

  Riggs-Washington's Trust and Financial Services Group provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for corporate and non-profit organizations, estate planning and trust administration, as well as bond trusteeship for state and local governments and public companies.

  Riggs-Washington provides investment advisory services through Riggs Investment Management Corporation ("RIMCO"), a wholly owned subsidiary incorporated under the laws of Delaware and registered under the Investment Advisers Act of 1940.

  Riggs-Washington's Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts. Additionally, the Retail Banking Group provides 24-hour banking services through a network of Riggs's automated teller machines ("ATMs") and through national and regional ATM networks.

  Riggs-Washington's International Banking Group furnishes a variety of financial services including issuing letters of credit in connection with trade and other transactions, taking deposits, foreign exchange, private banking and cash management. Customers include embassies and foreign missions in Washington, D.C., foreign governments, central banks, and over 200 correspondent banks around the world. These services are provided through both domestic and international offices. Riggs-Washington owns majority interests in an investment advisory firm, Riggs Valmet, S.A., headquartered in Geneva, Switzerland, and a trust and corporate service company, Riggs Valmet Holdings Limited, headquartered in Gibraltar. Riggs Valmet, S.A. provides portfolio management services and Riggs Valmet Holdings Limited forms and administers trusts and private companies in many jurisdictions for a wide variety of purposes including estate planning and personal and corporate tax planning.

  The Riggs Bank and Trust Company (Bahamas) Limited, in Nassau, provides trust services for international private banking customers. Riggs-Washington operates a branch in the U.S. Embassy in London which services the Embassy, its employees and official visitors. In 1991, Riggs-Washington opened a banking subsidiary under the laws of France. A full service commercial bank, The Riggs National Bank (Europe) S.A. ("Riggs-Europe") has one branch located in the U.S. Embassy in Paris. In addition to serving the Embassy, its employees and official visitors, the Riggs-Europe office also assists the U.S. Government with disbursement activities for the Department of Defense and Department of State for all their facilities in Europe.

Riggs AP Bank Limited

Riggs AP Bank Limited ("Riggs AP"), a merchant bank located in London, England is a wholly owned subsidiary of Riggs-Washington. Riggs AP provides traditional corporate banking services, commercial property financing, investment banking services and trade finance. At December 31, 1993, Riggs AP had total assets of $173 million representing 3.6% of the Corporation's total assets and loans of $93 million or 36.4% of the Corporation's total foreign loans and 3.7% of total loans.

             ---------------------------------------------------

The Riggs National Bank of Virginia

The Riggs National Bank of Virginia ("Riggs-Virginia") is a nationally chartered full-service commercial bank. At December 31, 1993, Riggs-Virginia had assets of $344 million, deposits of $311 million and stockholder's equity of $31 million. Riggs-Virginia's 17 branches are located in Northern Virginia. At December 31, 1993, Riggs-Virginia had 102 full-time equivalent employees.

             ---------------------------------------------------

The Riggs National Bank of Maryland

The Riggs National Bank of Maryland ("Riggs-Maryland") is a nationally chartered full-service commercial bank. At December 31, 1993, Riggs-Maryland had assets of $196 million, deposits of $182 million, and stockholder's equity of $13 million. Riggs-Maryland's 11 branches are all located in Montgomery and Prince Georges counties, Maryland. At December 31, 1993, Riggs-Maryland had 68 full-time equivalent employees.

             ---------------------------------------------------

Supervision and Regulation

The Corporation and certain of its subsidiaries are subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation's national banking subsidiaries and certain of their subsidiaries are subject to the supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). Other federal, state and foreign laws govern many aspects of the businesses of the Corporation and its subsidiaries.

  Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of five percent or more of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of businesses and activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. In addition, the BHCA generally prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire a bank or bank holding companies unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares to be acquired is located. A majority of states have adopted statutes permitting out-of-state bank holding companies to acquire in-state banks and bank holding companies, but usually only if the state in which the acquiring company is located permits reciprocal acquisitions of its banks and bank holding companies. The District of Columbia has authorized banks outside a thirteen-state region to acquire District banks provided they make substantial financial commitments to the District of Columbia.

  Congress is currently considering legislation that would provide for nationwide interstate banking, subject to certain limitations, including the ability of states to opt out of coverage. However, the Corporation is unable to predict whether or not any such legislation will be adopted and, if so, what the final form of the legislation will be.

  The Corporation is required to maintain minimum levels of qualifying capital under Federal Reserve Board risk-based capital guidelines. For full discussion of these guidelines, see Pages 22 and 23 and Note 11, Page 51.

  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September 1992, the FDIC issued regulations to implement a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is assigned to one of the following "supervisory subgroups":
"healthy"; "supervisory concern"; or "substantial supervisory concern." Based on its capital category and supervisory subgroup, each insured institution is assigned an annual FDIC assessment rate, which currently varies between $.23 and $.31 per $100 of deposits. The new rates were effective for the semi-annual assessment period beginning January 1, 1993. The Corporation experienced an increase in its insurance premiums for its three insured banking subsidiaries of approximately $1.5 million during 1993 as a result of the new assessment schedule.

  FDICIA contains numerous other provisions. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA required each Federal banking agency, including the OCC, to specify within nine months after the date of enactment of the statute, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In October 1992, each of the federal banking agencies including the OCC, issued uniform final regulations defining such capital levels. Under these regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10 percent or greater, (ii) a Tier 1 risk-based capital ratio of 6 percent or greater,
(iii) a leverage ratio of 5 percent or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8 percent or greater, (ii) a Tier 1 risk-based capital ratio of 4 percent or greater and (iii) a leverage ratio of 4 percent or greater (or 3 percent or greater in the case of a bank with the highest composite regulatory examination rating). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8 percent, (ii) a Tier 1 risk-based capital ratio of less than 4 percent or (iii) a leverage ratio of less than 4 percent (or 3 percent in the case of a bank with the highest composite regulatory examination rating); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6 percent, (ii) a Tier 1 risk-based capital ratio of less than 3 percent or (iii) a leverage ratio of less than 3 percent; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2 percent. Each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements, and qualifies, at a minimum, as "adequately capitalized." The applicable federal bank regulator for a depository institution may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification may be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A summary of applicable regulatory capital ratios and the minimums required by the OCC under its capital guidelines for Riggs-Washington, Riggs-Virginia and Riggs-Maryland on a historical basis are shown in Note 11, "Reserve Balances, Funds Restrictions, Regulatory Matters and Capital Requirements."

  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee that capital plan in order for it to be accepted by the regulators, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount needed to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

  Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plan acceptable to the applicable Federal banking agency will be subject to one or more of the following sanctions: (i) forced sale of shares to raise capital or, where grounds exist for the appointment of a receiver or conservator, or forced merger; (ii) restrictions on transactions with affiliates; (iii) limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of FDICIA;
(vi) prohibitions on the receipt of correspondent deposit; (vii) restriction on capital distributions by the holding companies of such institutions; (viii) required divestiture of subsidiaries by the institution; or (ix) other restrictions, as determined by the regulator. In addition, the compensation of executive officers would be frozen at the level in effect when the institition failed to meet the capital standards. A forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits would be required to be imposed by the primary federal regulator unless that regulator determined that they would not further capital improvement.

  FDICIA generally requires the appointment of a conservator or receiver within 90 days after a depository institution becomes critically undercapitalized, unless the FDIC and the institution's primary federal regulator jointly determine that another course of action would better protect the federal deposit insurance fund. FDICIA also provides that the board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator for the institution or to an acquisition or merger of the institution required by the regulators.

  Under the FDIC's final regulations governing the receipt of brokered deposits, a bank cannot accept brokered deposits unless it is (i) "well capitalized" or
(ii) it is "adequately capitalized" and receives a waiver from the FDIC. In addition, a bank that is not well capitalized may not offer rates of interest on deposits that are more than 75 basis points above prevailing rates. Also, "pass through" deposit insurance is not available for deposits of certain employee benefit plans in banks that do not meet all minimum capital requirements. As mentioned above, under the current regulations, each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements and qualifies, at a minimum, as "adequately capitalized." Riggs-Washington does not solicit brokered deposits and, accordingly, the Corporation does not believe that the regulations will have an adverse effect on its operations. However, Riggs-Washington has received a waiver from the FDIC to provide pass-through deposit insurance to employee benefit plans held in the Trust Department.

  Among FDICIA's numerous other provisions are new reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's ability to pay deposits at foreign branches and provisions requiring the federal banking agencies to promulgate regulations and specify standards in numerous areas of bank operations, including interest rate exposure, asset growth, internal controls, credit underwriting, executive officer and director compensation, real estate construction financing, additional review of capital standards, interbank liabilities and other operational and managerial standards as the agencies determine appropriate. These regulations have increased and may continue to increase the cost of and the regulatory burden associated with the banking business.

  There are legal restrictions on the extent to which the Corporation and its non-bank subsidiaries may borrow or otherwise obtain credit from Riggs-Washington, Riggs-Virginia, and Riggs-Maryland. Subject to certain limited exceptions, a bank subsidiary may not extend credit to the Corporation or to any other affiliate (as defined) in an amount which exceeds 10% of its capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by each bank subsidiary to the Corporation or to other affiliates. Finally, extensions of credit and other transactions between a bank subsidiary and the Corporation or other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such a bank subsidiary as those prevailing at the time for comparable transactions with non-affiliated companies.

  Under Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support such banks in circumstances where a bank holding company might not do so absent such policy. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

             ---------------------------------------------------

ITEM 2.
PROPERTIES

The Corporation owns properties located in Washington, D.C. which house its executive offices, twelve of its branches and certain operational units of Riggs-Washington. The Corporation also owns an office building and a residential property in London, England, and leases various properties in Washington, D.C.; London, England; Miami, Florida; Northern Virginia; Maryland; Paris, France; Geneva and Lugano, Switzerland; and Gibraltar.

ITEM 3.
LEGAL PROCEEDINGS

In the normal course of business, the Corporation is involved in various types of litigation, including litigation with borrowers who are in default under their loan agreements. In certain instances, borrowers have asserted or threatened counterclaims and defenses based on various "lender liability" theories. In the opinion of management, based on its assesssment and consultation with outside counsel, litigation which is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation as a whole.

  The Corporation is contesting in Tax court the disallowance of Brazilian Foreign Tax Credits by the Internal Revenue Service. The net tax benefit of these tax credits have not been recognized for financial reporting purposes, therefore, there will be no adverse impact on earnings if the Internal Revenue Service were to prevail.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1993.

                                   PART II


ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of Riggs National Corporation is traded in the Over-the-Counter Market, NASDAQ National Market System. The NASDAQ symbol for the common stock is "RIGS."

  A history of the Corporation's stock prices and dividends can be found under Quarterly Stock Information on Page 67 of this Form 10-K.

  As of December 31, 1993, there were 4,488 stockholders of record.

  Other information required by this item is set forth in Notes 11 and 15 on Pages 51 and 57, respectively, of this Form 10-K.


ITEM 6.
FINANCIAL REVIEW

Selected Financial Data
(In thousands, except per share amounts)                        1993       1992       1991       1990       1989
- - -------------------------------------------------------------------------------------------------------------------

Interest Income                                                $256,951   $327,540   $474,815   $649,010   $621,200
Interest Expense                                                122,130    189,604    319,719    476,397    442,099
- - -------------------------------------------------------------------------------------------------------------------
Net Interest Income                                             134,821    137,936    155,096    172,613    179,101

Less: Provision for Loan Losses                                  69,290     52,067     43,655    106,408      5,588
- - -------------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses              65,531     85,869    111,441     66,205    173,513
Noninterest Income Excluding Securities Gains                    88,509     96,200     92,961     78,179     65,144
Securities Gains, Net                                            24,141     34,213     13,692      1,263      8,285
Provision for Losses on Accelerated Disposition
    of Real Estate Assets                                            --         --     49,800         --         --
Noninterest Expense                                             266,752    238,403    240,371    236,277    189,910
- - -------------------------------------------------------------------------------------------------------------------
Income (Loss) before Taxes and Extraordinary Item               (88,571)   (22,121)   (72,077)   (90,630)    57,032
Applicable Income Tax (Benefit) Expense                           5,640     (1,069)    (6,130)   (29,413)    17,609
- - -------------------------------------------------------------------------------------------------------------------

Income (Loss) before Extraordinary Item, Net of Taxes           (94,211)   (21,052)   (65,947)   (61,217)    39,423
Extraordinary Item - Gain on Purchase of Debt, Net of Taxes          --         --      2,486      4,569         --
- - -------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                              $(94,211)  $(21,052)  $(63,461)  $(56,648)  $ 39,423

Earnings (Loss) Per Share:

Income (Loss) before Extraordinary Item, Net of Taxes          $  (3.65)  $   (.87)  $  (4.79)  $  (4.44)  $   2.86
Extraordinary Item - Gain on Purchase of Debt, Net of Taxes          --         --        .18        .33         --
- - -------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Share                                      $  (3.65)  $   (.87)  $  (4.61)  $  (4.11)  $   2.86
- - -------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share*                           $    --    $     --   $    .05   $  1.087   $   1.25
- - -------------------------------------------------------------------------------------------------------------------

* A cash dividend of $.15 per share applicable to the fourth quarter of 1990 was declared on January 22, 1991, and paid on February 15, 1991.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings Summary

The Corporation achieved a profitable second half of 1993, earning $6.0 million, compared with a loss of $18.8 million for the same period in 1992. In addition, nonperforming assets decreased by $98.5 million during this period to their lowest level in over three years. The financial results also reflect the impact of a significant cost reduction and revenue enhancing strategy ("BankStart '93"), which was initiated in the first quarter of 1993, and financial restructurings of both domestic and London operations during the second quarter of 1993. In addition, the Corporation's performance during the last half of 1993 was positively affected by economic improvements in the Washington, D.C., and London areas, the Corporation's primary markets.

  For the year 1993, the Corporation reported a loss of $94.2 million, compared with a loss of $21.1 million for 1992. The major factors contributing to the 1993 loss were provisions for loan losses of $69.3 million, other real estate owned expenses of $13.5 million, and restructuring expenses of $34.6 million, which were only partially offset by securities gains of $24.1 million. The 1992 loss resulted from provisions for loan losses of $52.1 million and other real estate owned expenses of $15.7 million, and was partially offset by securities gains of $34.2 million, as well as $5.9 million of nonrecurring interest income related to a tax receivable.

             ---------------------------------------------------

Restructuring and Positioning Riggs for the Future

During 1993 the Corporation undertook and accomplished a significant self-evaluation and redefinition of its goals and market position. These initiatives included BankStart '93, financial restructurings (both domestically and in the London operations), hiring a new Chief Executive Officer for The Riggs National Bank of Washington, D.C. ("Riggs-Washington") and significantly strengthening the management team, adopting a supercommunity bank focus for the future and raising $132 million in new equity capital.

BankStart '93. In January 1993, the Corporation initiated BankStart '93, a comprehensive, corporation-wide project designed to make it more cost efficient and operationally effective. Each line of business was reexamined in order to identify opportunities to improve efficiencies and reduce costs. The goal of the project was to identify revenue enhancements, productivity advances, expense reductions and product line modifications needed to facilitate the Corporation's return to consistent profitability. A significant portion of the expense reduction came from reduced staffing. When the program began, the authorized number of full-time positions for the Corporation's domestic subsidiaries was 2,060. By December 31, 1993, the authorized number of full-time equivalent domestic employees had been reduced to approximately 1,700. Subsequent to BankStart '93, the Corporation identified market opportunities available and has decided to pursue a "supercommunity bank" strategy (discussed later in this section). This strategy will result in staff additions, although such additions, when netted against the remaining BankStart '93 and other reductions, will leave the staffing complement at approximately the year-end 1993 level.

  In the first quarter of 1993, the Corporation took a restructuring charge of $13.8 million, representing management's estimate of the cost of implementing BankStart '93. At December 31, 1993, $4.6 million of these expenses remained in the accrual and are expected to be paid over the remaining implementation period. BankStart '93 is expected to be substantially implemented by mid-year 1994. This estimate of the implementation costs is evaluated by management on an ongoing basis and, as adjustments are known, will be revised accordingly.

Financial Restructurings. At the end of the second quarter of 1993, the Corporation announced a financial restructuring designed to facilitate its return to profitability. The steps taken included charging off the doubtful portions of all loans, exiting unprofitable lines of business in the United Kingdom, reducing its investments in certain foreign subsidiaries and increasing reserves against problem assets in order to facilitate their disposition. These actions led to second-quarter provisions for loan losses of $49.2 million, restructuring charges of $20.8 million, and expenses for other real estate owned of $16.9 million. Of the $49.2 million in provisions for loan losses, $24.7 million related to commercial real estate in the Washington, D.C., area, and $24.5 million related to commercial property loans and corporate loans in the United Kingdom.

  As a part of the financial restructuring, the Corporation adopted a plan for its London operations (the combination of the London branch of Riggs-Washington and the subsidiary, Riggs AP Bank). This plan addresses the potential risk in the loan and other real estate owned portfolios in its London operations, and is designed to facilitate the disposition of certain troubled assets and to exit unprofitable lines of business. The London operations have been reorganized on a basis consistent with the Corporation's domestic strategy to segregate ongoing banking business from the management of problem assets. In June 1993, Riggs AP Bank transferred all $152.8 million of its nonperforming and classified loans to Riggs-Washington. These assets were transferred at book value, net of related reserves, and continue to be serviced by Riggs AP Bank. Ongoing business lines are now centered on financing income-producing commercial real estate properties in the United Kingdom, as well as financing international trade transactions, primarily for mid-sized corporations based in the United Kingdom. The Corporation has substantially completed its withdrawal from certain business activities in the United Kingdom, including commercial leasing, corporate finance and trading activity in foreign exchange and money market instruments.

New Management Team. In June 1993, Paul M. Homan was appointed President and Chief Executive Officer of Riggs-Washington and Vice Chairman of the Corporation. Prior to joining the Corporation and Riggs-Washington, Mr. Homan was President and Chief Executive Officer of First Florida Banks, Inc. of Tampa, Florida. Prior to his tenure with First Florida, Mr. Homan held executive positions with several other large financial institutions as well as with the Office of the Comptroller of the Currency.

  In addition to the appointment of Mr. Homan, the Corporation has significantly strengthened its senior management team since early 1993 with the appointment of a new Chief Financial Officer, a new head of its General Banking Group and new heads of its Retail, Corporate and Commercial Lending, Commercial Real Estate Lending, Loan Review, Audit and Appraisal Services Divisions and its newly created Risk Management Division. Each of the new division heads has extensive banking experience.

Supercommunity Bank Strategy. As the largest commercial bank holding company headquartered in the nation's capital, the Corporation is uniquely positioned in the center of an affluent market that combines significant public- and private-sector customers. The Corporation attained this position by steadily growing and prospering in the Washington, D.C., area for 157 years, and being the only Washington, D.C.-based bank of size to survive the economic and industry travails of the late 1980s and early 1990s. This departure of banks leaves the Corporation competing with a host of community banks and the "super regionals." In order to differentiate itself from the competition, the Corporation will offer its customers a breadth of financial products typical of a regional bank with the personalized service and local decision-making of a community bank.
The Corporation believes that its size will allow it to offer a broader product line than its smaller competitors, while its personalized service and local decision-making will give the Corporation a distinct advantage over its larger regional competitors. Local decision-making and a commitment to the community will be the key to retaining its existing customers and building new relationships.

October Equity Sale. On October 21, 1993, as part of the financial restructuring plan announced by the Corporation at the end of the second quarter of 1993, the Corporation issued and sold 4,000,000 shares of Series B Preferred Stock and 5,000,000 shares of Common Stock to certain investors in transactions exempt from the registration requirements of the Securities Act. The shares of Series B Preferred Stock and Common Stock were sold for $25 per share and $7.75 per share, respectively. The net proceeds to the Corporation from the October equity sale (after deducting placement agent fees and related estimated expenses) were approximately $132 million.

  All of the Series B Preferred Stock and 2,924,000 shares of the Common Stock sold in the October equity sale have been registered for resale by the investors referred to above pursuant to a shelf registration statement, which is to be maintained in effect for three years. The Corporation will not receive the proceeds from any such resales.

             ---------------------------------------------------

Regulatory Developments

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Reserve Bank") and Riggs-Washington entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Memorandum of Understanding and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure.

  Under the terms of the Memorandum of Understanding, the Corporation will notify the Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Reserve Bank relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur. In addition, the Audit Committee of the Corporation's Board of Directors has reviewed and submitted a report to the Reserve Bank on the adequacy of data submitted to it and the Board, and the Corporation has appointed a compliance committee of Directors to monitor performance under the Memorandum of Understanding.

  In accordance with the terms of the Written Agreement, Riggs-Washington has appointed a committee of its Board of Directors to monitor and coordinate compliance with the agreement, implement recommendations previously made by an independent management consultant, and continue to implement the action plan and work plan previously adopted by Riggs-Washington. Riggs-Washington has met a number of the requirements of the Written Agreement, including filing amended call reports; adopting policies and procedures relating to the preparation of call reports; adopting a capital plan that has been approved by the OCC (that requires, among other things, a minimum total risk-based capital ratio of 10.00%, a minimum Tier I risk-based capital ratio of 6.00% and a minimum leverage ratio of 5.00%); submitting for review by the OCC the results of BankStart '93; and appointing a new president and chief executive officer.

EARNING ASSETS


Money Market Assets

Short-term instruments such as time deposits with other banks, federal funds sold and resale agreements represent alternatives for the Corporation for the deployment of excess short-term liquidity. These investments are lower-yielding and are highly interest-rate sensitive. Funds available for short-term investments generally are a function of daily movements in the Corporation's deposit and loan portfolios, combined with the Corporation's overall interest-rate risk and asset/liability strategy. In 1993, total money market assets declined by $857.8 million, or 67.9%, as the Corporation shifted to higher-yielding, longer-term assets, with increases in securities available for sale and loans during the year. The total average of time deposits with other banks, federal funds sold and resale agreements fell from $1.12 billion in 1992 to $862.8 million in 1993.

Securities Available for Sale

Securities available for sale totaled $708.1 million at December 31, 1993, compared with $159.6 million at year-end 1992. In the first quarter of 1993, in view of management's intention to use certain securities as part of its asset/liability strategy and the possibility that securities could be sold in response to changes in interest rates or for liquidity purposes, $983 million of securities were classified as held for sale. In the second quarter of 1993, $696 million in securities held for sale were sold for a pretax gain of $25.9 million. Proceeds from this sale were used to purchase shorter-duration and variable-rate securities classified as held for sale, in addition to money market assets.

  In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) was issued, effective for fiscal years beginning after December 15, 1993. This pronouncement requires, among other items, the determination at the acquisition date of a security whether such security is purchased with the intent and ability to hold to maturity, whether it is purchased with the intent to trade, or whether the security is available for sale. Under prior accounting policy, securities were classified as held for investment if the Corporation had the ability to hold securities to maturity and the intent to hold such securities for the foreseeable future, with all other securities classified as held for sale or trading.

  The Corporation adopted SFAS No. 115 on December 31, 1993, which included a review of the securities portfolio based on management's intent for the securities at that time. This review resulted in the net transfer of $168.7 million in securities at December 31, 1993, from the available for sale portfolio to the held-to-maturity portfolio. All unrealized gains and losses from securities available for sale are excluded from earnings, with unrealized gains and losses included, net, in stockholders' equity until realized. After taking into affect the $168.7 million net transfer on December 31, 1993, the new accounting treatment for the securities available for sale portfolio under SFAS No. 115 resulted in a $1.28 million net unrealized gain in stockholders' equity.

  Securities available for sale pledged to secure deposits and certain borrowings amounted to $372.8 million at December 31, 1993, and $14.0 million at December 31, 1992.

Securities Available for Sale

                                                            December 31, 1993
                                            ---------------------------------------------------
                                                            Gross       Gross           Book/
                                            Amortized     Unrealized  Unrealized        Market
(In thousands)                                Cost           Gains      Losses          Value
- - -----------------------------------------------------------------------------------------------

U.S. Treasury Securities:
    Due within 1 year                        $ 25,536        $  337        $ --        $ 25,873
    Due after 1 year but within 5 years       119,773           404         139         120,038

Mortgage-Backed Securities:
    Due after 1 year but within 5 years        30,441            30          29          30,442
    Due after 5 years but within 10 years     482,998         1,362         664         483,696
    Due after 10 years                         46,199            11          36          46,174

Other Securities:
    Due after 1 year but within 5 years         1,216            --          --           1,216
    Due after 5 years but within 10 years         698            --          --             698
- - -----------------------------------------------------------------------------------------------
Total Securities Available for Sale          $706,861        $2,144        $868        $708,137


Total Securities Available for Sale

Securities Held-to-Maturity

Securities held-to-maturity totaled $660.1 million at December 31, 1993, down $135.3 million, or 17.0%, from the level at December 31, 1992. The average balance in securities held-to-maturity was $709.8 million for 1993, compared with $686.1 million for 1992. At December 31, 1993, securities held-to-maturity had gross unrealized gains of $729 thousand and gross unrealized losses of $18 thousand. The decrease in this portfolio was due to the transfer in the first quarter of 1993 of $983 million in investment securities to the held for sale portfolio -- see "Securities Available for Sale" discussion on prior page. At December 31, 1993, this portfolio consisted primarily of U.S. Treasury Securities with 97.6% of the portfolio maturing in one year or less. Other securities consist primarily of floating-rate notes, preference shares of United Kingdom companies and Federal Reserve stock. A portion of the securities held-to-maturity portfolio is pledged to secure certain borrowings and deposits, with total securities pledged of $271.2 million at December 31, 1993, and $320.0 million at year-end 1992.

  As discussed in "Securities Available for Sale," the Corporation has specific policies in place, in compliance with SFAS No. 115, that require the determination at the acquisition date whether a security should be included in the securities held-to-maturity portfolio; a security is included if it was purchased with the intent and the ability to hold the security to maturity and the Corporation does not anticipate disposing of it for liquidity purposes or for the recognition of unrealized gains and losses. The Corporation has policies that require, on an ongoing basis, that a determination be made whether a security should continue to be in the held-to-maturity portfolio or be transferred to the securities available for sale portfolio.

  The table below details the securities held-to-maturity portfolio at December 31, 1993, 1992 and 1991.


Book Value of Securities Held-to-Maturity


                                                           December 31,
(In thousands)                                      1993      1992*      1991*
- - -------------------------------------------------------------------------------

U.S. Treasury Securities                         $629,282  $579,576   $356,706
Obligations of States and Political
 Subdivisions                                       1,999     1,999      1,999
Mortgage-Backed Securities                             --   173,782     51,015
Other Securities                                   28,781    40,036     73,984
- - -------------------------------------------------------------------------------

Total Securities Held-to-Maturity                $660,062  $795,393   $483,704


* Investment Securities for 1992 and 1991 are presented in the Securities Held-to-Maturity category. See Note 1 - "Summary of Significant Accounting Policies."

- - --------------------------------------------------------------------------------

Loans

As of December 31, 1993, loans, net of premiums, discounts and unearned fees, were $2.53 billion, an increase of $347.1 million (15.9%) from the year-end 1992 loan balance. This increase was due to the purchase of $435.9 million in residential mortgage loans during 1993, which was part of an overall asset/liability strategy to shift certain shorter-term assets to longer-term maturities. Substantially all of these loans were recently originated, fixed-rate residential mortgages with original maturities of 15 or 30 years, have an average bond equivalent yield of 6.47% and are secured by properties located in various regions throughout the United States. The purchases combined with local area originations in 1993 were partially offset by loan curtailments and payoffs, particularly with respect to residential mortgage loans, as the result of the high level of mortgage loans refinanced during 1993 and, to a lesser extent, transfers of loans to other real estate owned.

  Domestic commercial and financial loans were $412.0 million at December 31, 1993, an increase of $42.1 million, or 11.4%, when compared with $369.9 million at December 31, 1992. This increase was attributable to new commercial loan originations in the fourth quarter of 1993.

  Domestic real estate commercial/construction loans were $388.4 million at December 31, 1993, a decrease of $145.2 million from year-end 1992. This decrease was the result of loan curtailments and payoffs, transfers to other real estate owned and limited new lending by the Corporation in this sector. Domestic real estate commercial/construction loans were 15.4% of total loans and 8.1% of total assets at year-end 1993, compared with 24.4% and 10.5%, respectively, for year-end 1992. Permanent domestic mortgage loans, which are primarily to finance owner-occupied commercial buildings, represented one-third of real estate commercial/construction loans. The remainder of the portfolio comprised residential and commercial development properties, including office buildings, warehouses, shopping centers and hotels. The domestic real estate-commercial/construction portfolio is secured by properties concentrated in the Washington, D.C., metropolitan area.

  Residential mortgage loans totaled $1.15 billion at December 31, 1993, an increase of $620.0 million (117.1%) from the year-earlier level. This increase is the result of the local area originations and purchases in the open market during 1993. The purchase and origination activity during 1993 was partially offset by high levels of principal curtailments and payoffs, the result of increased mortgage loan refinance activity as consumers took advantage of the lowest mortgage loan interest rate environment since the late 1960s.

  Residential mortgage loans represented 45.6% of the Corporation's loan portfolio at year-end 1993 and generally provide for a higher credit quality than other loans. The historically lower charge-off levels over the last five years attest to the quality of this portfolio ( see the "Reserve for Loan Losses and Summary of Charge-offs and Recoveries" section).

  Home equity loans, which are primarily floating-rate loans secured by first or second trusts on single-family residential properties, decreased $39.5 million to $234.1 million at December 31, 1993. This decrease was caused largely by refinancing resulting from the lower interest-rate environment.

  Consumer loans were $82.8 million at year-end 1993, decreasing $24.6 million from $107.4 million at December 31, 1992, as a result of limited originations of installment loans and student loans in the domestic markets.

  Foreign loans totaled $255.4 million at December 31, 1993, a decrease of $116.1 million from the year-end 1992 total of $371.5 million. Foreign loans in the Corporation's London operations were $199.8 million at December 31, 1993, and constituted 78.2% of the Corporation's total foreign loans. Approximately 59.7% of the decline in the foreign loan portfolio was due to repayments, with 4.0% due to exchange rate fluctuation, 9.3% related to transfers to other real estate owned and 27.0% due to charge-offs during the year. Riggs AP Bank's lending activities have been significantly reduced because of the weak economic conditions in the United Kingdom and the previously discussed financial restructuring. At December 31, 1993, 72.0% of the Riggs AP Bank's loan portfolio was secured by commercial-leased properties, with the remainder in corporate loans.


Year-End Loans

                                                                                December 31,
(In thousands)                                            1993         1992        1991        1990        1989
- - ----------------------------------------------------------------------------------------------------------------

Domestic:
    Commercial and Financial                         $  412,006   $  369,885  $  532,143  $  805,319  $  962,452
    Real Estate-Commercial/Construction                 388,442      533,685     619,298     808,099     852,376
    Residential Mortgage                              1,149,363      529,382     725,337     840,403     845,412
    Home Equity                                         234,049      273,586     321,690     341,100     276,220
    Consumer                                             82,819      107,382     158,872     249,124     278,463
- - ----------------------------------------------------------------------------------------------------------------

Total Domestic                                        2,266,679    1,813,920   2,357,340   3,044,045   3,214,923

Foreign:
    Governments and Official Institutions                28,113       29,319      27,377      30,477      46,545
    Banks and Other Financial Institutions               14,999       24,734      28,481      65,722      80,438
    Commercial and Industrial and
        Commercial Property                             192,770      291,496     581,499     689,137     500,265
    Other                                                19,514       25,948      23,886      33,228      29,304
- - ----------------------------------------------------------------------------------------------------------------

Total Foreign                                           255,396      371,497     661,243     818,564     656,552
- - ----------------------------------------------------------------------------------------------------------------

Total Loans                                           2,522,075    2,185,417   3,018,583   3,862,609   3,871,475

Less: Unearned Discount (Unamortized Premium) and
        Net Deferred Fees                                (6,058)       4,360      12,116      24,228      30,854
- - ----------------------------------------------------------------------------------------------------------------

Total Loans, Net of Unearned Discount
    (Unamortized Premium) and Net Deferred Fees       2,528,133    2,181,057   3,006,467   3,838,381   3,840,621

Less: Reserve for Loan Losses                            86,513       84,155     103,674     108,887      39,863
- - ----------------------------------------------------------------------------------------------------------------

Total Loans, Net of Reserve for Loan Losses          $2,441,620   $2,096,902  $2,902,793  $3,729,494  $3,800,758

Year-End Maturities and Rate Sensitivity


                                               December 31, 1993
                                    Less Than                Over
(In thousands)                       1 Year    1-5 Years    5 Years     Total
- - --------------------------------------------------------------------------------

Commercial and Financial             $303,809   $ 90,595  $   17,602  $  412,006
Real Estate-Commercial/Construction   216,196    112,196      60,050     388,442
Residential Mortgage                   15,427     71,370   1,062,566   1,149,363
Foreign                               177,437     61,809      16,150     255,396
- - --------------------------------------------------------------------------------

Total                                $712,869   $335,970  $1,156,368  $2,205,207

With Predetermined Interest Rates    $397,026   $204,758  $  877,908  $1,479,692
With Floating and Adjustable
 Interest Rates                       315,843    131,212     278,460     725,515
- - --------------------------------------------------------------------------------

Total                                $712,869   $335,970  $1,156,368  $2,205,207


            -------------------------------------------------------

Real Estate-Commercial/Construction
Geographic Distribution by Type
December 31, 1993


(In thousands)

                                                             Geographic Location
                                             District
                                                of                         United
Project Type                                 Columbia  Virginia  Maryland  Kingdom   Other   Total
- - -----------------------------------------------------------------------------------------------------

Land                                         $ 20,710  $ 43,806  $ 29,784  $     --  $   --  $ 94,300
Construction:
    Single-Family Residential                   6,690    22,025    15,129        --     253    44,097
    Office Buildings                           33,621    24,858    20,420        --   5,313    84,212
    Multifamily Residential                       720     3,733        --        --      --     4,453
    Industrial/Warehouse Loans                     --     3,227     7,707        --      --    10,934
    Shopping Centers                               --     7,074     4,885        --      --    11,959
    Hotels                                      4,646     5,792        --        --      --    10,438
    Other                                       2,547     2,332       251        --      --     5,130
- - -----------------------------------------------------------------------------------------------------

Total Land and Construction                    68,934   112,847    78,176        --   5,566   265,523
- - -----------------------------------------------------------------------------------------------------

Domestic Commercial Mortgages                  40,510    48,945    33,044   146,769   2,976   272,244
- - -----------------------------------------------------------------------------------------------------

Total Real Estate-Commercial/Construction    $109,444  $161,792  $111,220  $146,769  $8,542  $537,767


            -------------------------------------------------------

LOANS TO LESSER DEVELOPED COUNTRIES

The Corporation's exposure to lesser developed countries ("LDC") was $16 million at December 31, 1993, down $5 million from the $21 million of LDC exposure reported at year-end 1992. This exposure includes all short, medium and long-term outstandings less amounts previously charged-off.

  The Corporation provides reserves for LDC exposure based upon its assessment of the private sector and sovereign risk inherent in the portfolio. Foreign reserves available to absorb future losses related to the Corporation's LDC exposures were $364 thousand at December 31, 1993 or approximately 2% of such exposures. This compares to reserves at December 31, 1992 of $4 million or approximately 17% of such exposure.

  The ratio of reserves to LDC exposure reflects management's conclusion that a lower overall level of reserves for LDC exposure was adequate based on an assessment of individual country economic reports, status of debt negotiations, sovereign refinancing plans, changes in the composition of the portfolio, transfer risk reserve considerations, and to a lesser extent, secondary market quotes for third world debt obligations. In the opinion of management, the reserve for LDC exposure was adequate at December 31, 1993.

CROSS-BORDER OUTSTANDINGS

The Corporation extends credit to borrowers domiciled outside of the United
States.   These assets may be impacted by changing economic conditions in their respective countries. Management routinely reviews these credits and continuously monitors the international economic climate and assesses the impact of these changes on its current and proposed foreign-domiciled borrowers.

  Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments, accrued interest and other monetary assets, which are denominated in dollars or other non-local currencies. In addition, cross-border outstandings include legally enforceable guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. Cross-border outstandings are then reduced by tangible liquid collateral and any legally enforceable guarantees issued by non-local third parties on behalf of the respective country.

  At December 31, 1993, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt.

  At December 31, 1993, the United Kingdom was the only country with cross-border outstandings in excess of 1% of the Corporation's total assets which had loans in either a nonperforming or past due status.

  Nonaccrual loans in the United Kingdom totaled $37.7 million at December 31, 1993 as compared to $27.7 million at December 31, 1992. In light of current economic conditions in the United Kingdom, it is possible that nonperforming assets in the United Kingdom will be higher at year-end 1994.

  There were $4 thousand in past due loans in the United Kingdom at December 31, 1993 and no past due loans at year-end 1992.

  At December 31, 1993, the Corporation had identified approximately $8.9 million in potential problem loans in the United Kingdom. These loans, which are primarily commercial property and corporate loans, were performing at December 31 and therefore not included as nonaccrual or past due at December 31.

Cross-Border Outstandings which Exceed 1% of Total Assets

                                              Governments       Banks and    Commerical
                                              and Official   Other Financial    and
(In thousands)                                Institutions    Institutions   Industrial  Other   Total
- - ---------------------------------------------------------------------------------------------------------

As of December 31, 1993
    United Kingdom                                $   765         $ 29,235    $154,660  $ 2,170  $186,830
- - ---------------------------------------------------------------------------------------------------------

As of December 31, 1992
    United Kingdom                                $ 8,925         $129,666    $151,873  $36,888  $327,352
    Italy                                              --          103,711          --    3,274   106,985
    France                                             --           52,583          --       69    52,652
- - ---------------------------------------------------------------------------------------------------------

As of December 31, 1991
    United Kingdom                                $10,218         $129,744    $317,103  $25,895  $482,960
    Japan                                              --           97,656          --       --    97,656
- - ---------------------------------------------------------------------------------------------------------

Cross-Border Outstandings
in Excess of 1% of Total Assets with
Nonperforming or Past Due Loans

                                        December 31,
(In thousands)                    1993      1992      1991
- - -----------------------------------------------------------

United Kingdom:
Aggregate Outstandings         $186,830  $327,352  $482,960
Nonaccrual Loans                 37,696    27,715    68,637
Renegotiated Loans                  834        --        --
- - -----------------------------------------------------------

Total Nonperforming Loans        38,530    27,715    68,837
- - -----------------------------------------------------------

Past Due Loans                 $      4  $     --  $    555
- - -----------------------------------------------------------

Cross-Border Outstandings
.75% and 1% of Total Assets

                                     December 31,
(In thousands)                 1993       1992     1991
- - -----------------------------------------------------------
                                        Australia
Countries                      None      Austria   Italy
- - -----------------------------------------------------------
Aggregate Outstandings         $--       $ 80,445  $ 53,979

ASSET QUALITY


Nonperforming Asset Summary

Nonperforming assets, which include nonaccrual loans, renegotiated loans, and other real estate owned (net of reserves), totaled $213.3 million at year-end 1993, a $93.3 million (30.4%) decrease from the year-end 1992 total of $306.6 million. This significant decrease in nonperforming assets during 1993 was attributable to sales of $140.0 million, net charge-offs/writedowns of $90.5 million, combined with exchange rate fluctuations and other reductions of $3.4 million that were partially offset by net additions in 1993 of $140.6 million.

Nonaccrual, Renegotiated and Past Due Loans

At December 31, 1993, nonaccrual loans, including both domestic and foreign loans, were $130.2 million, or 5.15% of total loans, compared with $205.4 million, or 9.42% of total loans, at December 31, 1992. Loans (other than consumer) are placed on nonaccrual status when, in management's opinion, there is doubt as to the ability to collect either interest or principal, or when interest or principal is 90 days or more past due and the loan is not well-secured and in the process of collection. Consumer loans are generally charged off when they become 120 days past due. The decrease in nonaccrual loans during 1993 was due primarily to a decrease in domestic nonaccrual loans from $152.8 million at year-end 1992 to $85.1 million at year-end 1993. This decrease was attributable to sales, repayments and other reductions of $77.1 million, charge-offs/writedowns of $39.8 million and transfers of nonaccrual loans to other real
estate owned of $26.7 million.   These decreases more than offset net additions
to nonaccrual loans of $75.9 million during the period.

  Nonaccrual foreign loans decreased $7.5 million during 1993, to $45.1 million at December 31, 1993. Of the $45.1 million of foreign nonaccrual loans at December 31, 1993, $38.9 million were attributable to nonaccrual real estate-commercial mortgage loans in the United Kingdom. This decrease was the result of sales, repayments, transfers to other real estate owned, writedowns/charge-offs and other reductions of $68.2 million, exceeding net additions of $60.7 million during 1993. With 86.4% of foreign nonaccrual loans residing in the United Kingdom, the foreign nonaccrual loan portfolio continues to be adversely affected by the United Kingdom economy.

  Renegotiated loans totaled $30.3 million at December 31, 1993, compared with $11.8 million at year-end 1992. The domestic renegotiated loans ($29.5 million) generally consisted of commercial real estate loans that were renegotiated to provide a reduction or deferral of interest or principal as a result of a deterioration in the financial position of the borrower.

  Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and, on which the Corporation is accruing interest. Past due loans increased $1.9 million in 1993, to $3.3 million.

  At December 31, 1993, the Corporation had identified approximately $14.3 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted of $2.7 million in domestic loans (principally real estate-commercial loans) and $11.6 million of commercial property and corporate loans originated in the United Kingdom.

INTEREST INCOME ON NONACCRUAL AND
RENEGOTIATED LOANS

                                                        December 31,
(In thousands)                           1993     1992     1991     1990    1989
- - --------------------------------------------------------------------------------

Interest Income at Original Terms:
    Nonaccrual Loans--
        Domestic                      $10,639  $15,155  $19,033  $18,097    $451
        Foreign                         5,601    3,325    7,741    1,538     208
    Renegotiated Loans                  1,845      296       --       --      --
- - --------------------------------------------------------------------------------

Total                                 $18,085  $18,776  $26,774  $19,635    $659

Actual Interest Income Recognized:
    Nonaccrual Loans--
        Domestic Loans                $ 1,506  $ 5,345  $ 2,823  $10,755    $245
        Foreign Loans                   2,128      116    1,139       64      --
    Renegotiated Loans                    346       94       --       --      --
- - --------------------------------------------------------------------------------

Total                                 $ 3,980  $ 5,555  $ 3,962  $10,819    $245
- - --------------------------------------------------------------------------------

Nonperforming Assets and Past Due Loans


                                                                                           December 31,
(In thousands)                                                       1993         1992         1991         1990         1989
- - -----------------------------------------------------------------------------------------------------------------------------

Nonaccrual Loans:/1/
    Domestic                                                   $   85,075   $  152,812   $  151,114   $  184,669   $   35,174
    Foreign                                                        45,099       52,613       78,855       21,245        1,191
- - -----------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                            130,174      205,425      229,969      205,914       36,365

Renegotiated Loans:/2/
    Domestic                                                       29,465       11,806           --           --           --
    Foreign                                                           834           --           --           --           --
- - ------------------------------------------------------------------------------------------------------------------------------
Total Renegotiated Loans                                           30,299       11,806           --           --           --

Real Estate Assets Subject to
    Accelerated Disposition, Net                                       --           --       89,389           --           --

Other Real Estate Owned, Net:
    Domestic                                                       45,049       62,810        7,542       73,029        6,058
    Foreign                                                         7,754       26,579        4,211           53           44
- - ------------------------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net                                 52,803       89,389       11,753       73,082        6,102
- - ------------------------------------------------------------------------------------------------------------------------------

Total Nonperforming Assets, Net                                $  213,276   $  306,620   $  331,111   $  278,996   $   42,467

Past Due Loans:/3/
    Domestic                                                   $    3,315   $    1,369   $    2,743   $   46,756   $   12,258
    Foreign                                                             4           55          790        8,733           --
- - ------------------------------------------------------------------------------------------------------------------------------
Total Past Due Loans                                           $    3,319   $    1,424   $    3,533   $   55,489   $   12,258

Total Loans, Net of Unearned Discount (Unamortized Premium)
    and Net Deferred Fees                                      $2,528,133   $2,181,057   $3,006,467   $3,838,381   $3,840,621

Ratio of Nonaccrual Loans to Total Loans                             5.15%        9.42%        7.65%        5.37%         .95%

Ratio of Nonperforming Assets to Total Loans
    and Other Real Estate Owned, Net                                 8.26%       13.50%       10.97%        7.13%        1.10%


/1/ Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection.

/2/ Loans for which terms are being renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standards No. 15.

/3/ Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

               -------------------------------------------------

Nonaccrual and Renegotiated Real Estate-Commercial/Construction
Loans - Geographic Distribution by Type
as of December 31, 1993


(In thousands)
                                                                   District        Geographic Location
                                                                      of                        United
Project Type                                                       Columbia  Virginia  Maryland  Kingdom  Other   Total
- - --------------------------------------------------------------------------------------------------------------------------

Land                                                               $     --   $18,600   $22,660  $    --  $   --  $ 41,260
Construction:
    Single-Family Residential                                            50     3,666    13,281       --      --    16,997
    Office Buildings                                                  7,108     2,310    13,675       --   5,313    28,406
    Multifamily Residential                                             621        --        --       --     253       874
    Warehouse Loans                                                     319     1,706       796       --      --     2,821
    Shopping Centers                                                     --        --        --       --      --        --
    Hotels                                                               --     2,158        --       --      --     2,158
    Other                                                               187        --       180       --      --       367
Commercial Mortgages                                                     --        --        --   24,411   1,247    25,658
- - --------------------------------------------------------------------------------------------------------------------------

Total Nonaccrual and Renegotiated
    Real Estate - Commercial/Construction                            $8,285   $28,440   $50,592  $24,411  $6,813  $118,541

Implementation of Interagency Guidance on
Reporting of In-Substance Foreclosures

At December 31, 1993, the Corporation implemented the narrower definition of In-Substance Foreclosure required by the March 10, 1993, Interagency Policy Statement on Credit Availability and the June 10, 1993, Interagency Guidance on Reporting of In-Substance Foreclosures. Under previous financial accounting guidelines, a nonaccrual loan was transferred from loans to other real estate owned when foreclosure was probable or the loan was considered in-substance foreclosed, which by definition in the Securities and Exchange Commission's Financial Reporting Release No. 28 meant that the borrower had little or no equity in the property, proceeds for repayment of the loan could be expected to come only from the operation or sale of the collateral, and the debtor had either abandoned control of the collateral or it was doubtful that the debtor would be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Loans considered in-substance foreclosed must be recorded at the lower of cost or fair value.

  Under the revised regulatory accounting guidelines, a loan is recognized as an in-substance foreclosure when the Corporation has possession of the underlying collateral. This change in treatment impacts only the classification of accounts in the financial statements and does not result in a change in the accounting policy related to the determination of the assets' carrying value. The impact of this change in definition of in-substance foreclosures on certain categories in the Corporation's financial statements for the indicated periods is presented in the following table.

  The Consolidated Statements of Condition, Income and Cash Flows and the Notes to Consolidated Financial Statements, as well as the disclosures within this report, reflect these reclassifications.


Adjustments to Implement New Definition of In-Substance Foreclosures

                                                  December 31,
(In thousands)                  1993      1992      1991       1990      1989
- - ------------------------------------------------------------------------------

Consolidated Statements of
 Condition
Increase (Decrease) in:
    Loans, Net               $ 34,964  $ 43,351  $ 13,774   $ 47,125  $ 31,861
    Reserve for Loan Losses     1,221       848        --         --        --
    Other Real Estate
     Owned, Net               (33,743)  (42,503)  (13,774)   (47,125)  (31,861)
- - ------------------------------------------------------------------------------

Net Effect on Total Assets    $    --  $     --  $     --   $     --  $     --
- - ------------------------------------------------------------------------------

Consolidated Statements of
 Income
Increase (Decrease) in:
    Provision for Loan
     Losses                   $ 8,049  $  2,278  $    130   $    900   $    --
    Other Real Estate Owned
     Expense, Net              (8,049)   (2,278)     (130)      (900)       --
- - ------------------------------------------------------------------------------

Net Effect on Pretax Income   $    --  $     --  $     --   $     --   $    --
- - ------------------------------------------------------------------------------

Provision for Loan Losses:
    As Reported               $69,290  $ 49,789  $ 43,525   $105,508   $ 5,588
    As Adjusted                69,290    52,067    43,655    106,408     5,588
Other Real Estate Owned
 Expense, Net:
    As Reported               $13,513  $ 17,981  $ 14,370   $ 13,353   $ 1,208
    As Adjusted                13,513    15,703    14,240     12,453     1,208

Provision and Reserve For Loan Losses

The provision for loan losses totaled $69.3 million for 1993, compared with a provision of $52.1 million for the prior year. Approximately $29.7 million of the provision for 1993 related to loans originated in the United Kingdom, with the remainder relating to primarily domestic real estate commercial loans. The United Kingdom provisions reflect the continued deterioration throughout much of 1993 of economic conditions in the United Kingdom.

  The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is increased by loan loss provisions and recoveries of previously charged-off loans and is reduced by loan charge-offs. The Corporation's reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The Corporation determines the appropriate balance of the reserve for loan losses based upon an analysis of risk factors affecting the entire loan portfolio and specific reviews of individual loans. The analysis includes the primary source of repayment on individual loans and groups of similar loans, the liquidity and financial condition of the borrowers and guarantors, historical charge-offs/writedowns within loan categories and the general economic conditions and other factors existing at the determination date.

  On a quarterly basis, the Loan Loss Reserve Committee evaluates the adequacy of the reserve for loan losses. The Audit Committee of the Board of Directors reviews management's determination of the adequacy of the reserve for loan losses. The loan portfolios are continually monitored by management to identify loans requiring particular attention.

  Net charge-offs for 1993 totaled $66.4 million, down slightly from 1992's $68.4 million. Total net charge-offs for 1993 include domestic commercial real estate loan net charge-offs of $34.5 million (51.9%) and $26.7 million (40.2%) from foreign loans. Total domestic commercial real estate and foreign net charge-off totals compare with $28.4 million (41.5%) and $35.3 million (51.6%), respectively, for 1992. These totals reflect the continued deterioration of domestic and foreign commercial real estate portfolios during the past two years (see the "Nonaccrual, Renegotiated and Past Due Loans" section).

  The reserve for loan losses was $86.5 million, or 3.42% of total loans, at December 31, 1993, compared with $84.2 million, or 3.86% of total loans, at December 31, 1992. The Corporation's coverage ratio was 53.9% at year-end 1993 and 38.7% at year-end 1992. The coverage ratio is derived by dividing the reserve for loan losses by the sum of nonaccrual and renegotiated loans.

  Several factors should be considered when reviewing the Corporation's coverage ratio, such as: 54.9% of the Corporation's loan portfolio consisted of residential mortgage and home equity loans at December 31, 1993. These loans generally require minimal reserves based upon their favorable historical loss experience. Further, the Corporation has no credit card loans in its portfolio, which normally carry high levels of reserves and charge-off activity. Finally, the coverage ratio does not account for the existence of collateral on nonaccrual and renegotiated loans, which limits the risk of principal loss on these assets. At December 31, 1993, 78.3% of the Corporation's nonaccrual and renegotiated loans were partially or fully secured by real estate, and 56.2% were contractually current based on their respective loan agreements.

Reserve for Loan Losses and Summary of Charge-Offs and Recoveries


                                                                          December 31,
(In thousands)                                        1993        1992        1991        1990        1989
- - -----------------------------------------------------------------------------------------------------------------
Balance, January 1                                 $  84,155   $ 103,674   $ 108,887   $  39,863   $  49,038

Provision for Loan Losses                             69,290      52,067      43,655     106,408       5,588

Loans Charged-Off:
    Commercial and Financial                           4,703       3,192       7,457      11,643       4,040
    Real Estate-Commercial/Construction               41,170      31,528      27,576      21,329       3,878
    Residential Morgtage                                  96         215          25          --          --
    Home Equity                                          201         453         450         639         320
    Consumer                                           1,864       2,745       3,864       2,430       1,759
    Foreign                                           31,400      35,575      13,172       3,185       5,294
- - -----------------------------------------------------------------------------------------------------------------

Total Charge-Offs                                     79,434      73,708      52,544      39,226      15,291
- - -----------------------------------------------------------------------------------------------------------------

Recoveries on Charged-Off Loans:
    Commercial and Financial                             527         616       1,033         220         168
    Real Estate-Commercial/Construction                6,699       3,172          --          --          --
    Residential Morgtage                                 145          15          14          14          --
    Home Equity                                           --          --          26          --          --
    Consumer                                             938       1,231         908         547         417
    Foreign                                            4,712         279       1,678          84         454
- - -----------------------------------------------------------------------------------------------------------------

Total Recoveries on Charged-Off Loans                 13,021       5,313       3,659         865       1,039
- - -----------------------------------------------------------------------------------------------------------------

Net Charge-Offs                                       66,413      68,395      48,885      38,361      14,252

Foreign Exchange Translation Adjustments                (519)     (3,191)         17         977        (511)
- - -----------------------------------------------------------------------------------------------------------------

Balance, December 31                               $  86,513   $  84,155   $ 103,674   $ 108,887   $  39,863
- - -----------------------------------------------------------------------------------------------------------------

Ratio of Net Charge-Offs to Average Loans               3.04%       2.66%       1.43%        .94%        .38%

Ratio of Reserve for Loan Losses to Total Loans         3.42%       3.86%       3.45%       2.84%       1.04%

                     --------------------------------------------------------------------------

Allocation of the Reserve for Loan Losses

(In thousands)                                        1993        1992        1991        1990        1989
- - -----------------------------------------------------------------------------------------------------------------

Commercial                                         $   8,836   $   7,775   $   6,459   $   5,219   $   3,728
Real Estate                                           29,544      41,699      46,633      71,686       2,814
Consumer                                               2,905       3,658       2,323       2,783       1,933
Foreign                                               19,651      25,266      31,434      21,015      20,298
Based on Qualitative Factors                          25,577       5,757      16,825       8,184      11,090
- - -----------------------------------------------------------------------------------------------------------------

Balance, December 31                               $  86,513   $  84,155   $ 103,674   $ 108,887   $  39,863

Distribution of Year-End Loans

(In thousands)                                        1993        1992        1991        1990        1989
- - -----------------------------------------------------------------------------------------------------------------

Commercial                                             16.3%       17.0%       17.6%       20.8%       24.9%
Real Estate                                            61.0        48.6        44.6        42.7        43.9
Consumer                                               12.6        17.4        15.9        15.3        14.2
Foreign                                                10.1        17.0        21.9        21.2        17.0
- - -----------------------------------------------------------------------------------------------------------------

Balance, December 31                                  100.0%      100.0%      100.0%      100.0%      100.0%

Other Real Estate Owned, Net

Other real estate owned declined to $52.8 million at December 31, 1993, from $89.4 million at December 31, 1992. The reduction resulted from sales and repayments of $52.2 million and $18.6 million in charge-offs/writedowns, offset by net additions of $34.2 million, during the period. Loans are transferred to other real estate owned when acquired or deemed to be acquired through foreclosure.

  At December 31, 1993, residential and commercial land composed 68.1% of other real estate owned with office, industrial, retail, and other types of properties accounting for 31.9%. Approximately 85% of the other real estate owned properties were located in the Washington, D. C., metropolitan area at year-end 1993, with the remainder located in the United Kingdom.

  Loans are transferred to other real estate owned at the lower of cost or fair value at the date of foreclosure or possession. Other real estate owned is recorded at the lower of cost or fair value less selling expenses. Any related charge-offs at acquisition of other real estate owned are charged to the reserve for loan losses. Subsequent charge-offs and selling expenses are charged to operations in the period they become known.






Other Real Estate Owned - Geographic Distribution by Type
December 31, 1993

(In thousands)

                                                                       Geographic Location
                                              District of                         United
Project Type                                  Columbia      Virginia   Maryland   Kingdom   Other   Total
- - --------------------------------------------------------------------------------------------------------------
Land                                          $  703        $28,822     $5,031    $   --    $ --    $34,556
Single-Family Residential                        307          1,217      1,456        --     154      3,134
Office Buildings/Retail                          390            971      3,403     1,941      --      6,705
Multifamily Residential                          433             --         --        --      --        433
Warehouse Loans                                   --          1,953         --     3,170      --      5,123
Shopping Centers                                  --             --         --     2,643      --      2,643
Other                                             --            209         --        --      --        209
- - --------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net            $1,833        $33,172     $9,890    $7,754    $154    $52,803

DEPOSITS

Total deposits at December 31, 1993, were $3.77 billion, as compared with $4.44 billion at year-end 1992, a decrease of $663.8 million, or 15.0%. Foreign deposits decreased $350.7 million, to $262.7 million, as a result of the Corporation's decision to phase out the deposit gathering business within its London operations. Average domestic deposits were $3.74 billion for 1993, down from $3.91 billion in 1992. The reductions in year-end and average domestic deposits were due to reductions in demand for certificates of deposit and other deposit products, the result of the continued lower interest-rate environment. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.72 billion, down $175.5 million, or 4.5%, from 1992's $3.89 billion.

SHORT-TERM BORROWINGS

Average short-term borrowings, comprising federal funds purchased and repurchase agreements, U.S. Treasury demand notes and other borrowed funds, totaled $232.6 million during 1993, an increase of $105.1 million from 1992's average balance. The overall increase in short-term borrowings was attributable to the Corporation's replacing a portion of the decrease in total deposits during the year with short-term borrowings. Short-term borrowings are discussed more fully in Note 9 of "Notes to the Consolidated Financial Statements."


Average Deposits and Short-Term Borrowings

                                                      1993                    1992                      1991
                                              Average                   Average                 Average
(In thousands)                                Balances      Rates       Balances    Rates       Balances       Rates
- - ------------------------------------------------------------------------------------------------------------------------
Deposits in Domestic Offices:
    Noninterest-Bearing Demand Deposits       $  818,142              $  834,300              $  902,513
    Savings and NOW Accounts                     921,801    2.11%        865,608    3.09%        768,866       4.10%
    Money Market Deposits                      1,157,883    2.47       1,220,784    3.45       1,277,606       5.10
    Other Core Deposits                          820,235    3.23         972,841    4.21       1,151,432       6.80
- - ------------------------------------------------------------------------------------------------------------------------

Total Average Core Deposits                    3,718,061               3,893,533               4,100,417

    Negotiable Certificates of Deposit            25,657    6.61          18,290    9.94          30,727       6.41
- - ------------------------------------------------------------------------------------------------------------------------
Total Average Deposits in Domestic Offices     3,743,718               3,911,823               4,131,144

Deposits in Foreign Offices:*
    Noninterest-Bearing Demand Deposits           13,337                  11,284                   8,907
    Interest-Bearing Bank Deposits               131,283   10.54         234,490   13.57         377,240      13.59
    Negotiable Certificates of Deposit            17,182    6.42          51,640    9.86          94,208      11.85
    Interest-Bearing Non-Bank Deposits           318,446    3.13         434,174    4.99         684,529       7.51
- - ------------------------------------------------------------------------------------------------------------------------

Total Average Deposits in Foreign Offices        480,248                 731,588               1,164,884
- - ------------------------------------------------------------------------------------------------------------------------

Total Average Deposits                        $4,223,966              $4,643,411              $5,296,028
- - ------------------------------------------------------------------------------------------------------------------------

Short-Term Borrowings:
    Federal Funds Purchased and Repurchase
    Agreements                                $  164,899    2.77%     $   87,339   2.86%      $   99,120       5.10%
    U.S. Treasury Demand Notes and Other
    Short-Term Borrowings                         67,731    2.79          40,235   3.18           91,395       5.39
- - ------------------------------------------------------------------------------------------------------------------------

Total Average Short-Term Borrowings           $  232,630              $  127,574              $  190,515

* The majority of interest-bearing deposits in foreign offices are denominated in amounts of $100 thousand or more.

LONG-TERM DEBT

Long-term debt totaled $213.3 million at December 31, 1993, unchanged from its balance at December 31, 1992. Long-term debt includes two series of floating-rate subordinated notes maturing in 1996, which totaled $146.8 million at year-end 1993. These subordinated notes had an aggregate weighted-average interest rate of 5.25% at December 31, 1993. Long-term debt also includes subordinated debentures due in 2009, bearing a fixed rate of interest of 9.65% per annum. The Corporation's long-term debt is discussed more fully in Note 9 of "Notes to the Consolidated Financial Statements."

  On February 2, 1994, the Corporation issued and sold $125 million of 8.5% Subordinated Notes, due February 1, 2006. The notes were priced at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The Corporation intends to use the net proceeds from the offering, approximately $120.7 million, to redeem equal amounts of the subordinated notes due in 1996. The proceeds were placed in short-term investments prior to the redemption of the floating-rate notes.

                   -----------------------------------------

CAPITAL RESOURCES

Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total capital (combined Tier I and Tier II) to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 16.81% and 10.76%, respectively, at December 31, 1993.

  The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, which measures the ratio of Tier I capital to average quarterly assets. The most highly rated bank holding companies that are not contemplating or experiencing significant growth are required to maintain a minimum leverage ratio of 3.00%. However, most bank holding companies, including the Corporation, are expected to maintain an additional cushion of at least 100 to 200 basis points above the 3.00% minimum. The actual required ratio for individual bank holding companies is based on the Federal Reserve Board's assessment of a corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific minimum leverage ratio requirement. The Corporation's leverage ratio was 6.03% at December 31, 1993.

  The Corporation's policy is to ensure that its bank subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the OCC, which are the same as those for the Federal Reserve Board. Pursuant to the Written Agreement, Riggs-Washington has committed to the OCC to maintain a leverage ratio of 5.00%, a Tier I to risk-weighted assets ratio of 6.00% and a total capital to risk-weighted assets ratio of 10.00%. Riggs-Washington's ratios were 6.13%, 10.69% and 11.97%, respectively, at December 31, 1993. The following table summarizes the actual and required capital ratios for the Corporation and each of its banking subsidiaries.

CAPITAL RATIOS

                                                  December 31,        Required
                                                1993       1992       Minimums
- - -------------------------------------------------------------------------------
Riggs National Corporation
    Tier I                                      10.76%      8.31%     4.00%
    Combined Tier I and Tier II                 16.81      14.70      8.00
    Leverage*                                    6.03       4.60      3.00
The Riggs National Bank of Washington, D. C.
    Tier I                                      10.69      11.29      6.00
    Combined Tier I and Tier II                 11.97      12.56     10.00
    Leverage*                                    6.13       6.32      5.00
The Riggs National Bank of Virginia
    Tier I                                      17.05      16.80      4.00
    Combined Tier I and Tier II                 18.31      18.05      8.00
    Leverage*                                    8.94       8.42      3.00
The Riggs National Bank of Maryland
    Tier I                                      11.46      11.73      4.00
    Combined Tier I and Tier II                 12.71      12.98      8.00
    Leverage*                                    6.69       6.20      3.00

* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain an add-itional cushion of at least 100 to 200 basis points above the 3.00% minimum.

          ----------------------------------------------------------

INTEREST-RATE RISK MANAGEMENT

The Corporation manages its risk related to movements in interest rates through the use of simulation and gap analysis. Interest-rate risk arises from the potential mismatch in the repricing of assets and liabilities within a given period. Gap analysis presents a period-end analysis of repricing assets as compared with repricing liabilities, while simulation analysis incorporates the Corporation's current gap position in addition to future forecasted changes to the Corporation's portfolios and compositions, as well as anticipated interest-rate spreads under varying interest-rate scenarios. Gap analysis provides a general indicator of the potential effect that changing interest rates and repricing trends may have on the Corporation's net interest income. Thus, the Corporation utilizes simulation, gap analysis and other techniques to manage the sensitivity of net interest income to potential changes in interest rates in order to maximize the Corporation's net interest income while maintaining acceptable levels of risk.

  Gap analysis is performed using contractual maturities, repricing frequency and management judgment for items with no stated maturity or for items with expected lives significantly different from their contractual maturity. The two most significant assumptions made by the Corporation in the gap analysis relate to securities available for sale and core deposits. Securities available for sale are considered interest-sensitive due to management's ability to sell them in response to changes in interest rates and the Corporation's intent to manage interest-rate risk. Core deposits (savings and NOW accounts) that have no stated maturity are distributed based on the Corporation's historical experience and independent studies regarding retention of such deposits.

  At December 31, 1993, the Corporation had earning assets subject to repricing in less than one year in excess of its interest-bearing liabilities subject to repricing within the same period. This asset-sensitive position was $201.4 million, or 4.21% of total assets, as compared with an asset-sensitive position of $195.3 million, or 3.80% of assets, at December 31, 1992. Based on the Corporation's asset-sensitive position at December 31, 1993, downward movements in interest rates would tend to moderately decrease net interest income, while upward movements would tend to moderately increase net interest income.

YEAR-END RATE SENSITIVITY


                                                                          December 31, 1993
                                                                                                        Greater
                                            30 Days        31-90     91-180    181-365      1-5        Than Five       Total
                                            or Less        Days       Days       Days      Years        Years          Amount
- - ----------------------------------------------------------------------------------------------------------------------------------
Time Deposits with Other Banks              $  125,289   $ 22,280  $  42,398   $ 10,979    $  --       $      --      $  200,946
Federal Funds Sold and Resale Agreements       200,000         --      5,000         --       --              --         205,000
Securities Available for Sale/1/               708,137         --         --         --       --              --         708,137
Securities Held-to-Maturity/2/
    Taxable                                    140,997    331,059    161,581     13,772       --          10,654         658,063
    Tax-Exempt                                      --         --         --         --       --           1,999           1,999
Loans/3/                                       885,429     95,747     68,566    117,399     398,056      962,936       2,528,133
- - ----------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                         2,059,852    449,086    277,545    142,150     398,056      975,589       4,302,278

Cash and Due from Banks                                                                                                  210,639
Less: Reserve for Loan Losses                                                                                             86,513
Premises and Equipment, Net                                                                                              161,098
Other Assets                                                                                                             192,735
- - ----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $2,059,852   $449,086  $277,545    $142,150    $398,056    $975,589       $4,780,237

Interest-Bearing Deposits:
    Savings & NOW Accounts/4/               $    8,697   $ 17,776  $ 25,900    $ 53,806    $223,732    $625,800       $  955,711
    Money Market Deposits                    1,082,048         --        --          --          --          --        1,082,048
    Other Time Deposits                        318,340    159,369   171,019     120,380     102,385          23          871,516
Federal Funds Purchased and Repurchase
    Agreements                                 302,330         --        --          --          --          --          302,330
U.S. Treasury Demand Notes and
    Other Borrowed Funds                       151,697         --        --          --          --          --          151,697
Long-Term Debt                                      --    146,800        --          --          --      66,525          213,325
- - ----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES           1,863,112    323,945   196,919     174,186     326,117     692,348        3,576,627

Demand Deposits                                                                                                          864,549
Other Liabilities                                                                                                         45,864
Stockholders' Equity                                                                                                     293,197
- - ----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                    $1,863,112   $323,945  $196,919    $174,186    $326,117    $692,348       $4,780,237

Repricing Differential                      $  196,740   $125,141  $ 80,626    $(32,036)   $ 71,939    $283,241
Effect of Interest Rate Swaps and Futures     (186,846)    13,280    14,603     (10,102)    169,065          --
- - ---------------------------------------------------------------------------------------------------------------
Adjusted Repricing Differential                  9,894    138,421    95,229     (42,138)    241,004     283,241
- - ---------------------------------------------------------------------------------------------------------------
Cumulative Adjusted Repricing Differential  $    9,894   $148,315  $243,544    $201,406    $442,410    $725,651

/1/ Securities available for sale are presented in maturity categories that differ from their respective contractual maturities. Securities available for sale are considered interest-sensitive due to management's ability to sell them in response to changes in interest rates and the Corporation's intent to manage interest rate risk.

/2/ Differences between the presentation of securities held-to-maturity based upon rate sensitivity and presentation based upon contractual maturity exist as a result of $3.0 million of floating rate securities of Riggs AP Bank.

/3/ Differences between the presentation of loans based upon rate sensitivity and presentation based upon contractual maturity exist as a result of certain floating rate loans.

/4/ Savings and NOW accounts have been adjusted for rate sensitivity purposes based upon the Corporation's historical experience and an independent study regarding deposit retention over a representative period covering January through March 1990. It is assumed that historical deposit longevity patterns are predictive of existing accounts. Although such accounts are subject to immediate withdrawal, the Corporation's experience indicates that they provide a stable source of funds.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $139.5 million for 1993, down $4.9 million, or 3.4%, from the $144.4 million earned in 1992. The positive impact on earnings of a $309.1 million decline in average interest-bearing liabilities during 1993 with the added benefit of a 139-average-basis-point reduction in the interest rate incurred for the year, was partially offset by a $299.2 million decrease in average earning assets and a 117-average-basis-point reduction in the rate earned for 1993. Loans were 50.5% of average earning assets during 1993, compared with 55.6% for 1992. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 3.23% during 1993, an increase of 10 basis points from the 3.13% net interest margin for 1992, because of the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread (the difference between the average tax-equivalent rate earned and the average rate incurred on interest-bearing liabilities) for 1993 was 2.88%, a 22-basis-point improvement from 1992's spread of 2.66%.

  Interest lost on nonaccrual loans totaled $12.6 million for 1993, which had the effect of reducing the net interest margin by approximately 29 basis points for 1993. In 1992, interest lost totaled $13.3 million and had the effect of reducing the net interest margin in that year by approximately 28 basis points.

  The Corporation established the goal in 1993 of increasing its loan-to-deposit ratio above 70% in 1994. The Corporation moved toward this goal in the latter part of 1993 by purchasing in the open market $435.9 million of residential mortgages. Subsequent to year-end, the Corporation purchased an additional $90 million of mortgage loans. The Corporation's loan-to-deposit ratio stood at 67.0% at December 31, 1993. The Corporation believes this strategy will have a significant positive impact on net interest income.

Net Interest Income Changes*

                                                                 1993 Versus 1992               1992 Versus 1991
                                                            Due to     Due to     Total      Due to     Due to     Total
                                                            Rate       Volume     Change     Rate       Volume     Change
- - --------------------------------------------------------------------------------------------------------------------------------
Interest Income:
    Loans (Including Fees)                                  $(31,005)  $(31,486)  $(62,491)  $(29,783)  $(78,347)  $(108,130)
    Securities Available for Sale                             (8,577)    14,587      6,010       (275)    14,318      14,043
    Securities Held-to-Maturity:
        U.S. Treasury Securities                                (278)   (18,249)   (18,527)    (7,431)    (2,695)    (10,126)
        Obligations of States and Political Subdivisions          --         --         --        112       (843)       (731)
        Mortgage-Backed Securities                              (892)    19,025     18,133     (1,810)    (2,009)     (3,819)
        Other Securities                                       1,379     (2,905)    (1,526)      (856)    (2,659)     (3,515)
    Time Deposits with Other Banks                              (463)    (7,067)    (7,530)   (20,775)    (5,451)    (26,226)
    Federal Funds Sold and Resale Agreements                  (2,732)    (3,744)    (6,476)   (12,691)     3,284      (9,407)
- - -------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                        (42,568)   (29,839)   (72,407)   (73,509)   (74,402)   (147,911)

Interest Expense:
    Savings and NOW Accounts                                  (9,082)     1,615     (7,467)    (8,465)     3,634      (4,831)
    Money Market Deposit Accounts                            (11,574)    (2,146)   (13,720)   (20,590)    (2,485)    (23,075)
    Time Deposits in Domestic Offices                         (8,906)    (5,694)   (14,600)   (25,247)   (12,280)    (37,527)
    Time Deposits in Foreign Offices                         (16,154)   (17,173)   (33,327)   (16,351)   (38,780)    (55,131)
    Federal Funds Purchased and Repurchase Agreements            (82)     2,146      2,064     (2,011)      (545)     (2,556)
    U.S. Treasury Demand Notes and Other Borrowings             (173)       782        609     (1,544)    (2,107)     (3,651)
    Long-Term Debt                                              (418)      (615)    (1,033)    (2,329)    (1,015)     (3,344)
- - -------------------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                       (46,389)   (21,085)   (67,474)   (76,537)   (53,578)   (130,115)
- - -------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                         $  3,821   $ (8,754)  $ (4,933)  $  3,028   $(20,824)  $ (17,796)

* The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed as a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as appliable.

THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES*

                                              1993                                  1992                            1991
                                Average      Income/      Yields/     Average      Income/    Yields/   Average    Income/   Yields/
(In thousands)                  Balances     Expense       Rates      Balances     Expense     Rates    Balances   Expense    Rates
- - -----------------------------------------------------------------------------------------------------------------------------------
Assets

Loans:
    Commercial-Taxable         $  279,484   $   18,921        6.77% $  314,832   $   22,721      7.22% $  574,560 $ 45,488    7.92%
    Commercial-Tax-Exempt          83,773        7,686        9.17     102,809       11,148     10.84     115,613   13,649   11.81
    Real Estate-Commercial/
        Construction              454,657       30,544        6.72     590,766       41,581      7.04     718,577   58,737    8.17
    Residential Mortgage          692,707       53,353        7.70     619,741       57,076      9.21     771,130   72,988    9.47
    Home Equity                   261,870       18,079        6.90     301,189       22,602      7.50     337,562   33,963   10.06
    Consumer                       90,255       10,938       12.12     125,016       15,762     12.61     198,486   22,700   11.44
    Foreign                       319,070       23,316        7.31     514,688       54,438     10.58     707,516   85,933   12.15
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Loans (Including Fees)    2,181,816      162,837        7.46   2,569,041      225,328      8.77   3,423,444  333,458    9.74

Securities Available for Sale     565,447       21,995        3.89     242,890       15,985      6.58      25,807    1,942    7.53

Securities Held-to-Maturity:
    U.S. Treasury Securities      272,272       17,320        6.36     559,502       35,847      6.41     595,930   45,973    7.71
    Obligations of States
     and Political
     Subdivisions                   1,999          205       10.26       1,999          205     10.26      10,359      936    9.04
    Mortgage-Backed
     Securities                   397,314       21,858        5.50      54,109        3,725      6.88      78,738    7,544    9.58
    Other Securities               38,260        3,821        9.99      70,505        5,347      7.58     104,654    8,862    8.47
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Securities
 Held-to-Maturity                 709,845       43,204        6.09     686,115       45,124      6.58     789,681   63,315    8.02

Time Deposits with Other
 Banks                            379,755       18,503        4.87     524,902       26,033      4.96     592,880   52,259    8.81
Federal Funds Sold and
    Resale Agreements             483,044       15,044        3.11     596,165       21,520      3.61     533,778   30,927    5.79
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Earning Assets and
    Average Rate Earned         4,319,907      261,583        6.06   4,619,113      333,990      7.23   5,365,590  481,901    8.98

Less: Reserve for Loan Losses      85,450                               82,498                            109,117
Cash and Due from Banks           287,912                              296,893                            321,018
Premises and Equipment, Net       168,227                              183,080                            182,325
Other Assets                      244,453                              259,367                            315,395
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Assets                   $4,935,049                           $5,275,955                         $6,075,211

Liabilities and
 Stockholders' Equity

Interest-Bearing Deposits:
    Savings and NOW Accounts   $  926,363   $   19,578        2.11% $  871,347   $   27,045      3.10% $  775,107 $ 31,876    4.11%
    Money Market Deposit
     Accounts                   1,176,873       29,010        2.47   1,241,790       42,730      3.44   1,292,361   65,805    5.09
    Time Deposits in
     Domestic Offices             845,892       28,174        3.33     991,130       42,774      4.32   1,198,124   80,301    6.70
    Time Deposits in Foreign
     Offices                      443,359       24,332        5.49     693,560       57,659      8.31   1,134,981  112,790    9.94
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Interest-Bearing
 Deposits                       3,392,487      101,094        2.98   3,797,827      170,208      4.48   4,400,573  290,772    6.61

Short-Term Borrowings:
    Federal Funds Purchased
     and Repurchase Agreements    164,899        4,566        2.77      87,339        2,502      2.86      99,120    5,058    5.10
    U.S. Treasury Demand
     Notes and Other Short-
     Term Borrowings               67,731        1,887        2.79      40,235        1,278      3.18      91,395    4,929    5.39
Long-Term Debt                    213,325       14,583        6.84     222,162       15,616      7.03     235,263   18,960    8.06
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds
    and Average Rate Incurred   3,838,442      122,130        3.18   4,147,563      189,604      4.57   4,826,351  319,719    6.62

Demand Deposits                   831,479                              845,584                            895,455
Other Liabilities                  45,215                               19,210                            101,423
Stockholders' Equity              219,913                              263,598                            251,982
- - -----------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and
    Stockholders' Equity       $4,935,049                           $5,275,955                         $6,075,211

Net Interest Income and
 Spread                                     $  139,453        2.88%              $  144,386      2.66%            $ 162,182   2.36%
- - -----------------------------------------------------------------------------------------------------------------------------------

Net Interest Margin on
    Earning Assets                                            3.23%                              3.13%                        3.02%

* Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable. Loan amounts include nonaccrual and renegotiated loans. Average foreign assets, excluding net pool funds provided, details of which can be found on page 68 of this report, were 14.6%, 21.5% and 23.4% of average total assets for the periods presented, respectively. Average foreign liabilities were 18.1%, 23.9% and 29.8% of average total liabilities for the periods presented, respectively.

NONINTEREST INCOME

Noninterest income for 1993 was $112.7 million, down $17.8 million, or 13.6%, from 1992. Excluding securities gains of $24.1 million and $34.2 million for 1993 and 1992, respectively, and $5.9 million of nonrecurring interest income related to a tax receivable recognized in 1992, noninterest income decreased $1.8 million, or 2.0%. Trust income of $28.9 million was up $1.3 million, or 4.8%, as increases in fees on trust and investment services more than offset decreases in corporate custodial accounts. Decreases in corporate custodial accounts should not have a material impact on future trust income as they provided marginal profitability. Total assets under management by the Financial Services Group at December 31, 1993, were approximately $4.3 billion, down slightly from $4.4 billion at year-end 1992. The market value of trust and custodial assets of the Corporation's Financial Services Group decreased $10.6 billion, or 55.8%, to $8.4 billion at December 31, 1993, due to the Corporation's exit from the corporate custodial business. Service charges for 1993 of $39.3 million increased $.9 million, or 2.4%, primarily because of an increase in advisory fee income. Foreign exchange income decreased $2.2 million or 43.9% in 1993, primarily due to the previously discussed restructuring of Riggs AP Bank and the exiting of foreign exchange trading-related activities. Other noninterest income of $8.1 million was down $1.8 million as letter-of-credit fees decreased $1.1 million during 1993.




Noninterest Income


                                                                  Change
                                                           -------------------
(In thousands)                           1993      1992     Amount     Percent
- - --------------------------------------------------------------------------------

Trust Income                            $ 28,857  $ 27,530  $  1,327      4.8%
Service Charges                           39,343    38,436       907      2.4
International Noncredit Commissions
 and Fees                                  9,448     9,458       (10)    (0.1)
Foreign Exchange Income                    2,801     4,993    (2,192)   (43.9)
Interest on Federal Tax Receivable            --     5,903    (5,903)     n/a
Other Noninterest Income                   8,060     9,880    (1,820)   (18.4)
- - --------------------------------------------------------------------------------

Noninterest Income Excluding
 Securities Gains                         88,509    96,200    (7,691)    (8.0)
Securities Gains, Net                     24,141    34,213   (10,072)   (29.4)
- - --------------------------------------------------------------------------------

Total Noninterest Income                $112,650  $130,413  $(17,763)   (13.6)%

                -----------------------------------------------

NONINTEREST EXPENSE

Noninterest expense for the year ended December 31, 1993, was $266.8 million, compared with $238.4 million for 1992. Noninterest expense for 1993 included restructuring expense of $34.6 million, of which $20.8 million related to Riggs AP Bank. The Riggs AP Bank charge consisted of $1.6 million in severance-related expenses, $11.5 million from the write-off of a foreign currency translation account associated with Riggs-Washington's investment in Riggs AP Bank, and $7.7 million of other restructuring expense. The $20.8 million of restructuring expense related to Riggs AP Bank included $14.2 million of noncash expenses, which included the aforementioned $11.5 million write-off of the foreign currency translation account, the write-off of $2.2 million of fixed assets and a $.5 million write-off of goodwill. The remaining $6.6 million was accrued to offset expenses related to severance and excess space and equipment leases that will be charged against the accrual when paid. Also included in the $34.6 million in restructuring expense was $13.8 million in expenses related to the implementation of BankStart '93. The restructuring expenses related to BankStart '93 consisted of $7.0 million in consulting fees, $4.0 million in severance-related costs, $1.0 million in occupancy-related costs and $1.8 million in other costs. Implementation of BankStart '93 began in April 1993 and is expected to continue through mid-1994. During 1993, $9.2 million of the accrued expenses were paid, with the remainder expected to be paid in 1994. The estimate of the implementation costs is evaluated by management on an ongoing basis and, as adjustments become known, may be revised accordingly.

  Other real estate owned expense, net of revenues, was $13.5 million, down 13.9% from $15.7 million incurred in 1992. For the first half of 1992, writedowns and disposition-related losses and expenses from the Corporation's asset-disposition program totaling $35.2 million were charged to the program-related reserves rather than other real estate owned expense. Had these amounts been charged to noninterest expense, other real estate owned expense for 1993 would have decreased $37.4 million from the adjusted 1992 level. This decrease is attributed to the overall decrease in other real estate owned, which totaled $89.4 million at December 31, 1992, and decreased $36.6 million (40.9%) during 1993.

  Excluding restructuring and other real estate owned expense, noninterest expense for 1993 was down $4.0 million, or 1.8%, from the total of $222.7 million for 1992. Salaries and related benefits were $88.0 million for 1993, a decrease of $1.3 million, as a reduction in salaries and wages was offset by an increase in medical and life insurance premiums, pension expenses and relocation expenses. Net occupancy expense of $25.8 million was down $2.6 million, or 9.1%, due to decreases in rent expense of $1.2 million, real estate taxes of $916 thousand and repairs of $815 thousand. Furniture and equipment expense of $11.2 million decreased $1.6 million, or 12.8%, due to decreases in depreciation and rental expense of $1.2 million.

  FDIC insurance expense of $10.3 million increased $1.5 million in 1993 as an increase in the assessment rate more than offset a reduction in the deposit base during the period. Data processing expense of $16.6 million was down $1.1 million for the year, attributable to savings obtained from outsourcing agreements implemented in 1992 and 1991. Other noninterest expense totaled $56.9 million, up $2.3 million, or 4.2%, from the $54.5 million for 1992. Accounting for the increase was $3.6 million of write-offs related to mortgage indemnity insurance claims on other real estate owned in the United Kingdom.


NONINTEREST EXPENSE

                                                                  Change
                                                            ------------------
(In thousands)                              1993      1992   Amount    Percent
- - -------------------------------------------------------------------------------

Salaries and Wages                       $ 69,978  $ 74,145  $(4,167)    (5.6)%
Pensions and Other Employee Benefits       18,048    15,141    2,907      19.2
- - -------------------------------------------------------------------------------

Total Staff Expense                        88,026    89,286   (1,260)     (1.4)
- - -------------------------------------------------------------------------------

Occupancy Expense, Net                     25,763    28,354   (2,591)     (9.1)
Furniture and Equipment Expense            11,153    12,792   (1,639)    (12.8)
Other Noninterest Expense:
    Advertising and Public Relations        5,971     6,129     (158)     (2.6)
    Legal Fees                              4,024     5,121   (1,097)    (21.4)
    Other Real Estate Owned Expense,
     Net                                   13,513    15,703   (2,190)    (14.0)
    FDIC Insurance Expense                 10,309     8,789    1,520      17.3
    Data Processing Services               16,585    17,684   (1,099)     (6.2)
    Restructuring Expense                  34,554        --   34,554       n/a
    Other Noninterest Expense              56,854    54,545    2,309       4.2
- - -------------------------------------------------------------------------------

Total Noninterest Expense                $266,752  $238,403  $28,349      11.9%

               ------------------------------------------------
INCOME TAXES

The Corporation's provision for income taxes includes both federal and state income taxes. The rise in the provision for income taxes to $5.6 million for 1993 from the benefit of $1.1 million for 1992 is primarily attributable to the Corporation's inability to utilize the tax benefits of the provision for loan losses and other real estate owned. The provision for income taxes for 1993 is more than the amount determined by application of the Federal statutory income tax rate principally because of tax preference items and the Corporation's inability to carryback the full potential of the net operating losses.

  The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), required for fiscal years beginning after December 15, 1992, which requires the Corporation to implement new accounting and disclosure rules for income taxes. The adoption of SFAS No. 109 did not result in a cumulative adjustment since it was not apparent at implementation of SFAS No. 109 that future income or the establishment of certain tax planning strategies would be sufficient to realize deferred tax assets in future periods in excess of the Corporation's carryback potential. Further tax discussion and a reconciliation of the effective tax rate to the 1993 federal statutory rate of 34% can be found in Note 14 of "Notes to Consolidated Financial Statements."

FOURTH QUARTER 1993 VS. FOURTH QUARTER 1992

For the fourth quarter of 1993, the Corporation reported net income of $3.1 million, or $.09 per share, compared with a net loss of $24.1 million, or $.97 per share, for the fourth quarter of 1992. Results for the fourth quarter of 1993 reflected provisions for loan losses of $2.1 million, which were significantly lower than the $27.3 million recognized in the fourth quarter of 1992. The decrease in provisions for loan losses is indicative of the continued improvement in asset quality.

  Nonperforming assets totaled $213.3 million at December 31, 1993, a decrease of $60.3 million for the fourth quarter of 1993 and a decrease of $93.3 million from $306.6 million at December 31, 1992. The 1992 provision included additional reserves for loans to domestic residential real estate developers and foreign corporate and property loans. The larger provisions a year earlier reflected overall declines in collateral values and deteriorating borrower liquidity, combined with weak economic conditions in the foreign and domestic commercial/construction markets.

  Net interest income on a tax-equivalent basis for the fourth quarter of 1993 was $36.1 million, an increase of $2.6 million, or 7.61%, year to year, reflecting the positive impact of the October 1993 equity sale, combined with an approximate $60 million decrease in average nonperforming assets between the periods. The net interest margin was 3.43% during the fourth quarter of 1993, up 46 basis points from the fourth quarter of 1992. Interest lost on nonaccrual loans had the effect of reducing the net interest margin by approximately 16 basis points during the fourth quarter of 1993. The net interest spread was 3.00% for the quarter ended December 31, 1993, up 43 basis points from the same period in the prior year.

  Net recoveries in the fourth quarter of 1993 totaled $1.5 million, an improvement of $17.5 million when compared with $16.0 million in net charge-offs for the fourth quarter of 1992. Charge-offs in the fourth quarter of 1993 totaled $9.1 million and were more than offset by $10.6 million in recoveries during the period. The 1992 charge-offs were primarily related to domestic real estate loans, principally residential developments, as sluggish residential sales activity created liquidity problems for some borrowers.

  Noninterest income for the fourth quarter of 1993 was $21.2 million, a decrease of $6.3 million, or 22.7%, when compared with the same period in 1992. Trust income of $7.2 million was up $409 thousand as an increase in trust and investment service fees more than offsetting a decline in corporate custodial account fees. Service charges of $11.5 million were down $638 thousand due to the decline in the volume of deposit-related services during the period. Investment advisory fees were down $361 thousand. Partially offsetting these decreases was an increase in securities gains of $801 thousand. Other noninterest income of $2.3 million for the fourth quarter of 1993 declined $6.8 million due to the recognition in 1992 of nonrecurring interest income totaling $5.9 million from an outstanding tax receivable.

  Noninterest expense for the fourth quarter of 1993 totaled $51.1 million, compared with $57.4 million a year earlier, an improvement of $6.2 million, or 10.9%. Salaries and related benefits of $20.7 million were down $2.0 million as a result of reduced staff levels. Net occupancy expense was down $885 thousand, to $5.8 million, in the fourth quarter of 1993 because of decreases in property rent expense, utilities and repairs. Furniture and equipment expense decreased $695 thousand due to reductions in depreciation, maintenance and repairs, and equipment rentals. Legal expenses totaled $849 thousand in the fourth quarter of 1993, down $1.0 million from the prior year's period. Other real estate owned expense, net of revenues, was $1.3 million, an increase of $1.2 million when compared with 1992's fourth quarter other real estate owned expense. Other noninterest expense totaled $12.0 million for the fourth quarter of 1993, a decrease of $3.0 million, as a result of decreases in consulting fees and interest cost on hedge transactions.

1992 VS. 1991

The Corporation reported a net loss of $21.1 million, or $.87 per share, for 1992, compared with a net loss of $63.5 million, or $4.61 per share, for 1991. The 1992 results included provisions for loan losses of $52.1 million, other real estate owned expenses of $15.7 million, securities gains of $34.2 million and the recognition of $5.9 million of nonrecurring interest income related to a tax receivable. The 1991 results included provisions for loan losses of $43.7 million, other real estate owned expenses of $14.2 million, provisions for accelerated dispositions of $49.8 million, securities gains of $13.7 million and an extraordinary gain of $2.5 million (net of applicable income tax) related to the repurchase of subordinated debt at a discount.

  During the third quarter of 1991, the Corporation initiated a strategy to accelerate the disposition of its domestic problem commercial real estate assets, including both loans and other real estate owned. At the inception, the Corporation took a charge to earnings of $49.8 million and segregated $191.0 million of program assets. During the program, which ended in June 1992, these assets were reduced by $146.3 million through sales, the return of a loan to performing status and writedowns. The remaining $44.3 million of program assets were transferred to loans and other real estate owned at fair value at the end of the second quarter of 1992.

  Average earning assets during 1992 decreased $746.5 million, or 13.9%, to $4.62 billion. This decline reflected both weak loan demand due to unfavorable economic conditions and management's desire to improve asset quality and further reduce the size of the Corporation to enhance capital ratios. During 1992, the loan portfolio declined primarily due to loan payments. Average loans were $2.57 billion during 1992, down $854.4 million, or 25.0%, from the average for 1991.

  Money market assets, which consist of time deposits with other banks and federal funds sold and resale agreements, ended 1992 at $1.26 billion, up slightly from the $1.14 billion a year earlier. These assets averaged $1.12 billion and $1.13 billion, respectively, for 1992 and 1991 and reflect the Corporation's commitment to maintaining adequate liquidity.

  At December 31, 1991, the Corporation had total securities held for sale of $101.2 million, which included only U. S. Treasury securities with a weighted-average yield of 7.67% and an average maturity of approximately four years at year-end 1991. This portfolio was established at year-end 1991 in view of the possible sale of these securities for liquidity purposes. During the first quarter of 1992, these securities were sold, resulting in a pre-tax gain of $4.2 million, with the proceeds from the sale being reinvested in mortgage-backed securities.

  Investment securities at year-end 1992 totaled $795.4 million, up $311.7 million, or 64.4%, from year-end 1991. The increase was the result of the reinvestment of a portion of the proceeds from loan curtailments, payoffs, and the sale of problem assets in 1992. U. S. Treasury securities were $579.6 million at year-end 1992, an increase of $222.9 million during the year. The weighted-average yield on these securities was 5.93% at year-end 1992, with an average maturity of approximately two years, compared with a weighted-average yield of 6.40% and an average maturity of two and one-half years for year-end 1991. Mortgage-backed securities were $173.8 million at year-end 1992, compared with $51.0 million at year-end 1991. The weighted-average yields were 6.12% and 8.31% at year-end 1992 and 1991, respectively, with average maturities of approximately seven years and 22 years, respectively. Other investment securities were $40.0 million at year-end 1992, a decrease of $33.9 million. This decrease was due to a transfer of $16 million of United Kingdom government securities to the held for sale category in addition to the sale of $13 million of other United Kingdom securities.

  Total loans at December 31, 1992, were $2.19 billion, down from the $3.02 billion reported at the previous year-end. The decrease in loans was the result of loan repayments, limited opportunities for quality loan growth, transfer of loans to other real estate owned, charge-offs, exchange rate fluctuations and management's desire to reduce the total assets of the Corporation during the period. During 1992, commercial and financial loans were down $162.3 million (30.5%), due primarily to loan curtailments. Domestic real estate-commercial/construction loans were $533.7 million, a decrease of $85.6 million (13.8%), when compared with year-end 1991, because of transfers to other real estate owned, charge-offs and curtailments/payoffs. Residential mortgage loans totaled $529.4 million, a decline of $196.0 million (27.0%), due to the high volume of prepayment/refinance activity during the declining interest-rate environment in 1992. Foreign loans decreased $289.7 million for 1992, to $371.5 million at year-end. This significant decrease included repayments (39%), exchange-rate fluctuations (26%), transfers to other real estate owned (24%) and charge-offs (11%) during the year. Home equity and consumer loans decreased $100.0 million from 1991, impacted by the high level of prepayments/refinance activity discussed above.

  Nonperforming assets at December 31, 1992, were $306.6 million, compared with $331.1 million at December 31, 1991. Nonaccrual loans decreased by $24.5 million and real estate assets subject to accelerated disposition decreased by $89.4 million, but were partially offset by the increase in renegotiated loans ($11.8 million) and other real estate owned ($77.6 million), as problem commercial real estate credits continued to work their way through the nonperforming asset categories. The previously mentioned accelerated disposition program was completed in the second quarter of 1992 and accounted for approximately one-half of the increase in other real estate owned. In addition to the assets discussed above, the Corporation identified $41.6 million of potential problem credits at December 31, 1992, that were performing and not reported as either nonperforming or past due.

  Provisions for loan losses totaled $52.1 million for 1992, as compared with provisions of $43.7 million for 1991. Net charge-offs were $68.4 million, or 2.66% of average loans, during 1992 compared with $48.9 million, or 1.43% of average loans, during 1991. The reserve for loan losses was $84.2 million, or 3.86% of loans, at December 31, 1992, compared with $103.7 million, or 3.45% of loans at December 31, 1991. The ratio of loan loss reserves to nonaccrual loans was 41.0% at December 31, 1992, compared with 45.1% a year earlier.

  At December 31, 1992, total deposits were $4.44 billion, compared with $4.91 billion at December 31, 1991. Decreases in time deposits of $616 million and demand deposits of $127 million were partially offset by increases in savings and NOW accounts of $159 million and money market deposits of $109 million. On an average basis, total deposits decreased $653 million, to $4.64 billion, from $5.30 billion. This decrease was due to declines of $648 million in time deposits, $51 million in money market deposits and $50 million in demand deposits, partially offset by an increase of $96 million in savings and NOW accounts. The decreases in time deposits were a result of the Corporation's plan to shrink the balance sheet in response to pressure on the capital adequacy ratios. These wholesale funding sources were repaid with the liquid assets of the Corporation.

  Long-term debt of the Corporation was $213.3 million at December 31, 1992, compared with $232.1 million at December 31, 1991. The decrease of $18.8 million in long-term debt was due to the issuance of 764,537 shares of Series A 7.5% Cumulative Convertible Preferred Stock in exchange for the Sterling Denominated Fixed-Rate Capital Note due 2004 of Riggs AP Bank.

  Stockholders' equity increased to $245 million at December 31, 1992, from $205 million at December 31, 1991. This increase was due to the issuance of $19 million of Series A 7.5% Cumulative Convertible Preferred Stock as discussed above and $49 million of common stock (in a rights offering), partially offset by the $21 million loss for the year and foreign exchange translation losses of $6 million.

  Net interest income on a tax-equivalent basis totaled $144.4 million during 1992, down $17.8 million, or 11.0%, from the $162.2 million earned in 1991, as the positive impact of an improved net interest spread was more than offset by the effect of a $746 million decrease in average earning assets and, to a lesser extent, the reduced benefit of noninterest-bearing funds in a declining rate environment. The net interest margin was 3.13% during 1992, up from 3.02% in 1991. Net interest spread for 1992 was 2.66%, an increase of 30 basis points, year to year. Net interest income continued to be affected by the level of nonperforming assets. Interest lost on nonaccrual loans totaled $13.3 million for 1992, compared with $32.0 million for 1991. The 1992 net interest margin and net interest spread were both negatively impacted by nonaccrual loans by approximately 36 basis points.

  Noninterest income during 1992 increased $23.8 million, or 22.3%, to $130.4 million. The 1992 results included securities gains of $34.2 million and interest on a tax receivable of $5.9 million, while the 1991 results included securities gains of $13.7 million. Excluding these items, noninterest income for 1992 was down $2.7 million, or 2.9%. This decrease was due primarily to lower foreign exchange income from lower volumes and a narrower spread and lower service charges on deposits. Partially offsetting these negative factors were increased international fee-based services and increased miscellaneous fees.

  Noninterest expense for 1992 was $238.4 million, $51.8 million, or 17.8%, below the 1991 level, primarily due to the $49.8 million 1991 charge related to the establishment of the reserve for accelerated disposition of certain of the Corporation's domestic problem commercial real estate assets. Total staff expenses were $3.5 million less in 1992 than 1991 because of a decrease in full-time-equivalent staff, from 2,187 to 2,147, partially offset by increases in benefits expenses.

  Occupancy expense for 1992 totaled $28.4 million, down $1.8 million (6.0%) because of a decrease in property rentals, repairs and services. Furniture and equipment expense of $12.8 million for 1992 decreased $1.5 million (10.5%) as a result of the sale of equipment combined with the transfer of certain equipment and lease agreements to IBM under an outsourcing agreement for certain computer operations. Data processing expense increased $.3 million due to increased expenses related to the same IBM outsourcing agreement. The net decreases summarized above were partially offset during 1992 by an increase in other noninterest expense of $3.8 million (7.5%), the result of increases in interest cost of hedges, consulting fees and losses on disposal of equipment.

  The income tax benefit for 1992 was $1.1 million, compared with a benefit of $6.1 million for 1991. The decrease in the benefit during 1992 is the result of several factors, the most significant being the overall decline in net operating losses during 1992. The effective tax rate was 4.8% in 1992, compared with 6.5% in 1991. The benefits for 1992 and 1991 are less than the amount determined by application of the Federal statutory income tax rate, due principally to tax preference items and the Corporation's inability to carryback the full potential of the net operating losses.

                       Consolidated Statements of Income



                                                 Three Months Ended
(In thousands, except per share                     December 31,     Change
 amounts)                                        1993      1992      Amount
- - -------------------------------------------------------------------------------
Interest Income                                $61,916  $ 69,190    $ (7,274)
Interest Expense                                26,746    37,073     (10,327)
- - -------------------------------------------------------------------------------

Net Interest Income                             35,170    32,117       3,053

Less: Provision for Loan Losses                  2,125    27,255     (25,130)
- - -------------------------------------------------------------------------------

Net Interest Income after Provision for Loan
 Losses                                         33,045     4,862      28,183

Noninterest Income                              21,239    27,492      (6,253)
Noninterest Expense                             51,121    57,355      (6,234)
- - -------------------------------------------------------------------------------

Income (Loss) before Income Taxes                3,163   (25,001)     28,164

Applicable Income Tax (Benefit) Expense             82      (940)      1,022
- - -------------------------------------------------------------------------------

Net Income (Loss)                              $ 3,081  $(24,061)   $ 27,142

Earnings (Loss) Per Share                         $.09     $(.97)



NET INTEREST INCOME CHANGES*

                                Three Months Ended
                                   December 31,                    Due to
                                  1993      1992     Change    Rate      Volume
- - -------------------------------------------------------------------------------

Interest Income:
    Loans (Including Fees)      $43,282  $ 43,996  $   (714) $ (3,281) $ 2,567
    Securities
     Available-for-Sale           7,087     1,117     5,970        86    5,884
    Securities
     Held-to-Maturity:
        U.S. Treasury
         Securities               2,503     9,178    (6,675)    3,010   (9,685)
        Obligations of States
         and Political
         Subdivisions                51        51        --        --       --
        Mortgage-Backed
         Securities               4,309     2,107     2,202      (610)   2,812
        Other Securities          1,113     1,037        76       608     (532)
    Time Deposits with Other
     Banks                        3,049     6,737    (3,688)      327   (4,015)
    Federal Funds Sold and
     Resale Agreements            1,452     6,398    (4,946)     (270)  (4,676)
- - -------------------------------------------------------------------------------

Total Interest Income            62,846    70,621    (7,775)     (130)  (7,645)

Interest Expense:
    Savings and NOW Accounts      4,821     5,971    (1,150)   (1,214)      64
    Money Market Deposit
     Accounts                     6,665     9,227    (2,562)   (1,326)  (1,236)
    Time Deposits in Domestic
     Offices                      5,915     8,269    (2,354)   (2,346)      (8)
    Time Deposits in Foreign
     Offices                      4,205     9,425    (5,220)    1,437   (6,657)
    Federal Funds Purchased
     and Repurchase Agreements    1,141       369       772        88      684
    U.S. Treasury Demand
     Notes and Other
     Short-Term Borrowings          337       281        56       (14)      70
    Long-Term Debt                3,662     3,531       131       127        4
- - -------------------------------------------------------------------------------

Total Interest Expense           26,746    37,073   (10,327)   (3,248)  (7,079)
- - -------------------------------------------------------------------------------

Net Interest Income             $36,100  $ 33,548  $  2,552  $  3,118  $  (566)

* The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal tax rate of 34% for 1993 and 1992 and local tax rates.

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                          Page(s)    Sequential Page(s)
(a) The following consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K as follows:

    Riggs National Corporation and Subsidiaries:
        Consolidated Statements of Income                                      34               34
        Consolidated Statements of Condition                                   35               35
        Consolidated Statements of Changes in Stockholders' Equity             36               36
        Consolidated Statements of Changes in Cash Flows                       37               37
        Notes to Consolidated Financial Statements                          38-64            38-64
    Report of Independent Public Accountants                                   65               65

(b) The following supplementary data is set forth in this Annual
    Report on Form 10-K as follows:

    Quarterly Financial Information                                            66               66
    Consolidated Financial Ratios and Other Information                        66               66
    Quarterly Stock Information                                                67               67

                       Consolidated Statements of Income


                                                   Years Ended December 31,
(In thousands, except per share amounts)          1993       1992       1991
- - -------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans:
  Taxable                                       $155,152   $214,180   $319,794
  Tax-Exempt                                       4,916      7,144      8,811
- - -------------------------------------------------------------------------------
Total Interest and Fees on Loans                 160,068    221,324    328,605

Interest on Securities Available for Sale         21,995     15,985      1,942
Interest and Dividends on Securities
 Held-to-Maturity:
  Taxable                                         41,211     42,548     60,488
  Tax-Exempt                                         130        130        594
- - -------------------------------------------------------------------------------
Total Interest and Dividends on Securities
 Held-to-Maturity                                 41,341     42,678     61,082

Interest on Money Market Assets:
  Time Deposits with Other Banks                  18,503     26,033     52,259
  Federal Funds Sold and Resale Agreements        15,044     21,520     30,927
- - -------------------------------------------------------------------------------
Total Interest on Money Market Assets             33,547     47,553     83,186
- - -------------------------------------------------------------------------------
Total Interest Income                            256,951    327,540    474,815

Interest Expense
Interest on Deposits:
  Savings and NOW Accounts                        19,578     27,045     31,876
  Money Market Deposit Accounts                   29,010     42,730     65,805
  Time Deposits in Domestic Offices               28,174     42,774     80,301
  Time Deposits in Foreign Offices                24,332     57,659    112,790
- - -------------------------------------------------------------------------------
Total Interest on Deposits                       101,094    170,208    290,772

Interest on Short-Term Borrowings and
 Long-Term Debt:
  Federal Funds Purchased and Repurchase
   Agreements                                      4,566      2,502      5,058
  U.S. Treasury Demand Notes and Other
   Short-Term Borrowings                           1,887      1,278      4,929
  Long-Term Debt                                  14,583     15,616     18,960
- - -------------------------------------------------------------------------------
Total Interest on Short-Term Borrowings and
 Long-Term Debt                                   21,036     19,396     28,947
- - -------------------------------------------------------------------------------
Total Interest Expense                           122,130    189,604    319,719
- - -------------------------------------------------------------------------------
Net Interest Income                              134,821    137,936    155,096
Less: Provision for Loan Losses                   69,290     52,067     43,655
- - -------------------------------------------------------------------------------
Net Interest Income after Provision for Loan
 Losses                                           65,531     85,869    111,441

Noninterest Income
Trust Income                                      28,857     27,530     27,295
Service Charges and Fees                          48,791     47,894     48,531
Other Noninterest Income                          10,861     20,776     17,135
Securities Gains, Net                             24,141     34,213     13,692
- - -------------------------------------------------------------------------------
Total Noninterest Income                         112,650    130,413    106,653
Noninterest Expense
Salaries and Wages                                69,978     74,145     78,444
Pensions and Other Employee Benefits              18,048     15,141     14,389
Occupancy Expense, Net                            25,763     28,354     30,152
Furniture and Equipment Expense                   11,153     12,792     14,296
Provision for Losses on Accelerated
 Disposition of Real Estate Assets                    --         --     49,800
Other Noninterest Expense                        141,810    107,971    103,090
- - -------------------------------------------------------------------------------
Total Noninterest Expense                        266,752    238,403    290,171
- - -------------------------------------------------------------------------------

Income (Loss) before Taxes and Extraordinary
 Item                                            (88,571)   (22,121)   (72,077)
Applicable Income Tax (Benefit) Expense            5,640     (1,069)    (6,130)
- - -------------------------------------------------------------------------------

Income (Loss) before Extraordinary Item, Net
 of Taxes                                        (94,211)   (21,052)   (65,947)
Extraordinary Item -- Gain on Purchase of
 Debt, Net of Applicable Income Taxes                 --         --      2,486
- - -------------------------------------------------------------------------------
Net Income (Loss)                               $(94,211)  $(21,052)  $(63,461)

Earnings (Loss) Per Share:
Income (Loss) before Extraordinary Item, Net
 of Taxes                                       $  (3.65)  $   (.87)  $  (4.79)
Extraordinary Item -- Gain on Purchase of
 Debt, Net of Applicable Income Taxes                 --         --        .18
- - -------------------------------------------------------------------------------
Earnings (Loss) Per Share                       $  (3.65)  $   (.87)  $  (4.61)

The accompanying notes are an integral part of these statements.

                    Consolidated Statements of Condition


                                                              December 31,
(In thousands, except per share amounts)                   1993         1992
- - -------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                $  210,639   $  315,241
Money Market Assets:
  Time Deposits with Other Banks                          200,946      648,452
  Federal Funds Sold and Resale Agreements                205,000      615,263
- - -------------------------------------------------------------------------------
Total Money Market Assets                                 405,946    1,263,715

Securities Available for Sale (Market Value: 1993,
 $708,137; 1992, $160,720)                                708,137      159,592
Securities Held-to-Maturity (Market Value: 1993,
 $660,773; 1992, $804,273)                                660,062      795,393

Loans                                                   2,522,075    2,185,417
Less: Unearned Discount (Unamortized Premium) and
 Net Deferred Fees                                         (6,058)       4,360
- - -------------------------------------------------------------------------------
Loans, Net of Unearned Discount (Unamortized
 Premium) and Net Deferred Fees                         2,528,133    2,181,057
Reserve for Loan Losses                                    86,513       84,155
- - -------------------------------------------------------------------------------
Loans, Net of Reserve for Loan Losses                   2,441,620    2,096,902

Premises and Equipment, Net                               161,098      174,394
Accrued Interest Receivable                                22,911       26,733
Customers' Acceptance Liability                               300        8,650
Other Real Estate Owned, Net                               52,803       89,389
Other Assets                                              116,721      147,513
- - -------------------------------------------------------------------------------
Total Assets                                           $4,780,237   $5,077,522

Liabilities
Deposits:
  Noninterest-Bearing Demand Deposits                  $  864,549   $  883,916
  Interest-Bearing Deposits:
    Savings and NOW Accounts                              955,711      977,745
    Money Market Deposit Accounts                       1,082,048    1,236,341
    Time Deposits in Domestic Offices                     643,736      757,115
    Time Deposits in Foreign Offices                      227,780      582,481
- - -------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                       2,909,275    3,553,682
- - -------------------------------------------------------------------------------
Total Deposits                                          3,773,824    4,437,598

Short-Term Borrowings:
  Federal Funds Purchased and Repurchase Agreements       302,330       52,421
  U.S. Treasury Demand Notes and Other Short-Term
   Borrowings                                             151,697       88,079
- - -------------------------------------------------------------------------------
Total Short-Term Borrowings                               454,027      140,500

Acceptances Outstanding                                       300        8,650
Other Liabilities                                          45,564       32,029
Long-Term Debt                                            213,325      213,325
- - -------------------------------------------------------------------------------
Total Liabilities                                       4,487,040    4,832,102

Stockholders' Equity
Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31, 1993,
   and 1992; Liquidation Preference - $25 per share
  Cumulative Convertible Series A - 764,537 shares at
   December 31, 1993, and 1992                                765          765
  Noncumulative Perpetual Series B - 4,000,000 shares
   at December 31, 1993                                     4,000           --
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31, 1993,
   and 1992
  Shares Issued - 31,122,812 at December 31, 1993, and
   26,122,812 at December 31, 1992                         77,807       65,307
Surplus:
  Preferred Stock                                         109,541       18,232
  Common Stock                                            156,023      131,572
Foreign Exchange Translation Adjustments                   (1,527)     (11,413)
Undivided Profits (Accumulated Deficit)                   (30,965)      64,680
Unrealized Net Gain on Securities Available for Sale        1,276           --
Treasury Stock - 900,798 shares at December 31,
 1993, and 1992                                           (23,723)     (23,723)
- - -------------------------------------------------------------------------------
Total Stockholders' Equity                                293,197      245,420
- - -------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $4,780,237   $5,077,522

The accompanying notes are an integral part of these statements.

         Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 1993, 1992 and 1991
                                                                                             Unrealized
                                                                  Foreign      Undivided      Net Gain
                                Preferred   Common                Exchange      Profits     on Securities                 Total
                                  Stock      Stock              Translation   (Accumulated    Available      Treasury  Stockholders'
(In thousands)                  $1.00 Par  $2.50 Par   Surplus  Adjustments     Deficit)       For Sale       Stock       Equity
- - ------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1990         $  --     $36,695  $111,119     $  1,299       $152,307     $    --      $(23,723)      $277,697
Net Income (Loss)                                                                  (63,461)                                 (63,461)

Foreign Exchange Translation
  Adjustments                                                        (6,501)                                                 (6,501)

Cash Dividends Declared:
  Common Stock,
    $.05 Per Share*                                                                 (2,756)                                  (2,756)
- - -----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1991            --      36,695   111,119       (5,202)        86,090                   (23,723)       204,979
Issuance of Series A Preferred
  Stock - 764,537 shares             765                18,232                                                               18,997
Issuance of Common
  Stock - 11,445,000 shares                   28,612    20,453                                                               49,065
Net Income (Loss)                                                                  (21,052)                                 (21,052)

Foreign Exchange Translation
  Adjustments                                                        (6,211)                                                 (6,211)

Cash Dividends Declared:
  Series A Preferred Stock,
    $.46875 Per Share                                                                 (358)                                    (358)
- - -----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1992           765      65,307   149,804      (11,413)        64,680          --       (23,723)       245,420
Issuance of Series B Preferred
  Stock - 4,000,000 shares         4,000                91,309                                                               95,309
Issuance of Common
  Stock - 5,000,000 shares                    12,500    24,451                                                               36,951
Net Income (Loss)                                                                  (94,211)                                 (94,211)

Unrealized Net Gain on
  Securities Available for Sale                                                                  1,276                        1,276
Foreign Exchange Translation
  Adjustments                                                         9,886                                                   9,886
Cash Dividends Declared:
  Series A Preferred Stock,
    $1.875 Per Share                                                                (1,434)                                  (1,434)
- - ------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1993        $4,765     $77,807  $265,564     $ (1,527)      $(30,965)     $1,276      $(23,723)      $293,197

* A cash dividend of $.15 per share applicable to the fourth quarter of 1990 was declared on January 22, 1991, and paid on February 15, 1991.

The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents


                                                  Years Ended December 31,
  (In thousands)                               1993         1992         1991
- - --------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                        $   (94,211) $   (21,052) $   (63,461)
Adjustments to Reconcile Net Income
 (Loss) to Cash
  Provided by (Used in) Operating
   Activities:
    Provisions for Loan Losses                69,290       52,067       43,655
    Provisions for OREO Writedowns and
     Losses on Accelerated
     Disposition of Real Estate Assets        11,330       11,923       49,800
    Depreciation Expense and Amortization
     of Leasehold Improvements                12,937       14,010       14,261
    Amortization of Purchase Accounting
     Adjustments                               5,673        4,373        4,287
    Provision for Deferred Taxes               5,598        4,558       10,634
    Restructuring Charges                     34,554           --           --
    (Gains) Losses on Securities Sales       (26,975)     (34,213)     (13,692)
    (Gains) Losses on Sales from OREO         (2,702)        (396)         696
    (Increase) Decrease in Accrued Interest
     Receivable                                3,822        9,456       20,760
    (Increase) Decrease in Other Assets       19,521      (21,171)      18,282
    Increase (Decrease) in Other Liabilities (21,019)     (36,732)     (22,768)
- - -------------------------------------------------------------------------------
  Total Adjustments                          112,029        3,875      125,915
- - -------------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Operating Activities                         17,818      (17,177)      62,454
- - -------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Net (Increase) Decrease in Time
   Deposits with Other Banks                 447,506     (174,424)     514,878
  Proceeds from Sale of Securities
   Available for Sale                        736,310    1,092,085           --
  Purchase of Securities Available for
   Sale                                     (879,125)  (1,073,668)    (101,314)
  Proceeds from Securities
   Held-to-Maturity Sales                         --       26,925      815,111
  Proceeds from the Maturity of
   Securities Held-to-Maturity               768,607      237,598      633,205
  Purchase of Securities Held-to-Maturity (1,010,754)    (618,899)    (957,353)
  Net (Increase) Decrease in Loans          (417,461)     722,292      655,577
  Proceeds from Sale of Loans                     --           --       11,050
  Proceeds from Sale of OREO and Real
   Estate Assets Subject to Accelerated
   Disposition                                31,930       52,053       37,206
  Net (Increase) Decrease in Premises and
   Equipment                                     359        2,012      (17,976)
  Other, Net                                    (520)     (19,983)          87
- - -------------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Investing Activities                       (323,148)     245,991    1,590,471
- - -------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Demand,
   Savings, NOW and Money Market Deposit
   Accounts                                 (195,694)     141,713     (360,105)
  Net Increase (Decrease) in Time Deposits  (468,080)    (616,487)    (838,117)
  Net Increase (Decrease) in Federal
   Funds Purchased and Repurchase Agreements 249,909      (22,283)     (39,990)
  Net Increase (Decrease) in U.S.
   Treasury Demand Notes and Other
   Short-Term Borrowings                      63,618       36,898      (89,660)
  Proceeds from the Issuance of Preferred
   and Common Stock                          132,260       49,065           --
  Repayments and Purchases of Long-Term
   Debt                                           --           --      (13,200)
  Dividend Payments                           (1,434)        (358)      (2,756)
- - -------------------------------------------------------------------------------
Net Cash Provided by (Used in)
 Financing Activities                       (219,421)    (411,452)  (1,343,828)
- - -------------------------------------------------------------------------------
Effect of Exchange Rate Changes                9,886       (6,211)      (6,501)
- - -------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                           (514,865)    (188,849)     302,596
Cash and Cash Equivalents at Beginning
 of Year                                     930,504    1,119,353      816,757
- - -------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year $   415,639  $   930,504  $ 1,119,353

Supplemental Schedule of Noncash
 Investing and Financing Activities:
  Loans Transferred to OREO              $    34,248  $   132,468  $    57,430
  Loans to Finance the Sale of OREO           30,276       25,585       15,771
  Loans Exchanged for Mortgage-Backed
   Securities                                     --           --       26,304
  Loans Transferred to Real Estate Assets
   Subject to Accelerated Disposition, Net        --       13,670       85,307
  OREO Transferred to Real Estate Assets
   Subject to Accelerated Disposition, Net        --        5,418       92,554
  Preferred Stock Issued in Exchange for
   Long-Term Debt                                 --       18,997           --

Supplemental Disclosures:
  Interest Paid (net of amount
   capitalized)                          $   125,540  $   197,738  $   339,108
  Income Tax Payments (Refund)                (4,269)      (7,202)      (6,788)

The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
   (Dollar amounts in thousands, except per share amounts and as indicated)

Note 1. Summary of Significant Accounting Policies
- - --------------------------------------------------------------------------------
The following summary of significant accounting policies of Riggs National
Corporation ("the Corporation"), including its principal subsidiaries, The Riggs
National Bank of Washington, D.C. ("Riggs-Washington") and Riggs AP Bank Limited
("Riggs AP") and other subsidiaries, The Riggs National Bank of Virginia
("Riggs-Virginia"), and The Riggs National Bank of Maryland ("Riggs-Maryland"),
is presented to assist the reader in understanding the financial, statistical and other data presented in this report.  References to Riggs-Washington include
The Riggs National Bank of Washington, D.C., and its subsidiaries, including
Riggs-AP.

General Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry.

  For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold and resale agreements. Generally, federal funds are purchased and sold for one-day periods.

  Certain reclassifications have been made to the 1991 and 1992 balances to conform with the 1993 classifications.

Consolidation Policy

The consolidated financial statements include the accounts of the Corporation and its subsidiaries, after elimination of all intercompany transactions.

Securities Held-to-Maturity and Securities Available for Sale

Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This pronouncement is effective for fiscal years beginning after December 15, 1993 (with early adoption encouraged), and may not be applied retroactively to prior years' financial statements. SFAS No. 115 requires, among other items, the determination at the acquisition date of a security whether such security is purchased with the intent and ability to hold to maturity, whether it is purchased with the intent to trade, or whether the security is available for sale. Under prior accounting policy, securities were classified as held for investment if the Corporation had the ability to hold securities to maturity and the intent to hold such securities for the foreseeable future, with all other securities classified as held for sale.
Under SFAS No. 115, securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity. This is contrary to prior accounting policy, in which the Corporation carried these securities at the lower of cost or market with any adjustments included in earnings. Management has established policies which require the periodic review of the securities portfolio. This review includes the Corporation's current asset/liability strategy and the possibility that the Corporation could sell securities in response to changes in interest rates or for liquidity purposes, to determine if certain securities held-to-maturity should be transferred to the available for sale portfolio. (See Note 2, "Securities.") Securities Held for Sale in 1992 and prior years are presented in the Securities Available for Sale category and Investment Securities are presented in the Securities Held-to-Maturity category in the Corporation's financial statements and in the accompanying notes.

Loans

Loans are carried at the principal amount outstanding net of unearned discounts, unamortized premiums and deferred fees and costs. Interest on loans and amortization of unearned discounts/premiums and deferred fees and costs are computed by methods which generally result in level rates of return on principal amounts outstanding. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Corporation generally amortizes these amounts in a manner that approximates a level yield over the estimated life of the loans.

  The Corporation discontinues the accrual of interest on loans based on delinquency status, an evaluation of the related collateral and the financial strength of the borrower. Generally, loans are placed on nonaccrual status when the loans are in default in either principal or interest for 90 days or more and the loans are not well-secured and in the process of collection. Income recognition on consumer loans is discontinued and the loans are charged off after a delinquency period of 120 days. At that point, any accrued interest which has not actually been collected is reversed.

  At December 31, 1993, the Corporation implemented a narrower definition of In-Substance Foreclosure as required by regulatory agencies. This definition is also consistent with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This definition is discussed in detail below, and loan related disclosures have been adjusted to reflect this new definition.

Implementation of Interagency Guidance on Reporting of In-Substance Foreclosures

At December 31, 1993, the Corporation implemented the narrower definition of In-Substance Foreclosure required by the March 10, 1993 Interagency Policy Statement on Credit Availability and the June 10, 1993 Interagency Guidance on Reporting of In-Substance Foreclosures. Under previous financial accounting guidelines, a nonaccrual loan was transferred from loans to other real estate owned when foreclosure was probable or the loan was considered in-substance foreclosed, which by definition in the Securities and Exchange Commission's Financial Reporting Release No. 28 meant that the borrower had little or no equity in the property, proceeds for repayment of the loan could be expected to come only from the operation or sale of the collateral, and the debtor had either abandoned control of the collateral or it was doubtful that the debtor would be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Loans considered in-substance foreclosed must be recorded at the lower of cost or fair value.

  Under the revised regulatory accounting guidelines, a loan is recognized as an in-substance foreclosure when the Corporation has possession of an asset prior to obtaining legal title. This definition is consistent with the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," which will be required for fiscal years beginning after December 15, 1994. This change in treatment impacts only the classification of accounts in the financial statements and does not result in a change in the accounting policy related to the determination of the assets' carrying value. The impact of this change in definition of in-substance foreclosures on certain categories in the Corporation's financial statements is presented in the following table. The Consolidated Statements of Condition, Income and Cash Flows and the Notes to Consolidated Financial Statements reflect these reclassifications.

Adjustments to Implement New Definition
of In-Substance Foreclosures


(In thousands)                            1993      1992      1991
- - --------------------------------------------------------------------
Consolidated Statements of Condition
Increase (Decrease) in:
     Loans, Net                        $ 34,964  $ 43,351  $ 13,774
     Reserve for Loan Losses              1,221       848        --
     Other Real Estate Owned, Net       (33,743)  (42,503)  (13,774)
- - --------------------------------------------------------------------
Net Effect on Total Assets             $     --  $     --  $     --

Consolidated Statements of Income
Increase (Decrease) in:
     Provision for Loan Losses         $  8,049  $  2,278  $    130
     Other Real Estate Owned
     Expense, Net                        (8,049)   (2,278)     (130)
- - --------------------------------------------------------------------
Net Effect on Pretax Income            $     --  $     --  $     --

Provision for Loan Losses
     As Reported                       $ 69,290  $ 49,789  $ 43,525
     As Adjusted                         69,290    52,067    43,655
Other Real Estate Owned
     Expense, Net
     As Reported                       $ 13,513  $ 17,981  $ 14,370
     As Adjusted                         13,513    15,703    14,240


Other Real Estate Owned

Other real estate owned is property acquired or deemed to have been acquired through foreclosure. See the "Implementation of Interagency Guidance on Reporting of In-Substance Foreclosures" section, discussed in detail above.

  Other real estate owned is recorded at the lower of fair value less estimated costs to sell, or cost. Initial writedowns of other real estate owned are charged to the reserve for loan losses. Revenues and expenses incurred in connection with ownership of the properties, and subsequent writedowns and gains and losses upon sale are included, net, in other real estate owned expense.

Real Estate Assets Subject to Accelerated Disposition

Real estate assets subject to accelerated disposition include specific foreclosed and in-substance foreclosed properties and nonperforming loans secured by commercial real estate. In 1991, the Corporation adopted a strategy to accelerate the disposition of these assets by pricing the properties at a discount to fair value. As a result, the Corporation established a reserve to cover potential losses due to the pricing strategy as well as estimated costs associated with the disposition efforts, including legal expenses and selling costs. At June 30, 1992, the program was discontinued.

Premises and Equipment

Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization on premises, leasehold improvements, and furniture and equipment are computed using the straight-line method. Ranges of useful lives for computing depreciation and amortization are as follows:


                           Years
- - ---------------------------------------
Premises                   25 to 35
Leasehold Improvements      5 to 20
Furniture and Equipment     5 to 15

  Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements.

Other Assets

Included in other assets are intangible assets, such as goodwill, which is the excess of cost over net assets of acquired entities, and core-deposit intangibles. Goodwill is amortized on the straight-line method over 25 years. The Corporation had unamortized goodwill of $7.3 million at December 31, 1993, and amortization expense of $565 thousand; $716 thousand, and $668 thousand for 1993, 1992, and 1991, respectively. Core-deposit intangibles represent the net present value of the future income streams related to deposits acquired through mergers or acquisitions and are amortized on an accelerated basis over 10 years. The unamortized core-deposit intangibles recorded on the Corporation's books at December 31, 1993, were $21.4 million, and amortization expense of $3.5 million, $3.7 million, and $3.6 million was recorded for 1993, 1992, and 1991, respectively.

Income Taxes

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which mandates the asset and liability method of accounting for deferred income taxes. The Corporation had previously accounted for deferred taxes under the deferral method required by Accounting Principles Board ("APB") Opinion No. 11.

Earnings Per Share

Earnings per share is calculated by dividing net earnings after deduction of preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. Earnings per share also reflects provisions for dividend requirements on all outstanding shares of preferred stock. The weighted-average shares outstanding were 26,208,315 for 1993, 24,534,063 for 1992 and 13,777,014 for
1991.

  Fully diluted earnings per share was not presented because outstanding preferred shares, when converted to Common Stock, as well as the assumed exercise of outstanding stock options, were anti-dilutive.

Foreign Currency Translation

The functional currency amounts of assets and liabilities of foreign entities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated using appropriately weighted-average exchange rates for the period. Functional currency to U.S. dollars translation gains and losses, net of related hedge transactions, are credited or charged directly to the stockholders' equity account, "Foreign Exchange Translation Adjustments."

Foreign Exchange Income

Foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued monthly and the resulting profits and losses are recorded in foreign exchange trading income. The amounts of net foreign exchange trading gains included in the accompanying consolidated statements of income under other noninterest income were $2.8 million for 1993, $5.0 million for 1992 and $8.2 million for 1991.

Interest-Rate Futures and Forward Contracts

Gains and losses on futures and forward contracts and interest-rate agreements used to hedge certain interest-sensitive assets and liabilities are deferred and are either recognized as income at the time of disposition of the assets or liabilities being hedged, or are amortized over the life of the hedged transaction as an adjustment to yield. Gains and losses on futures and forward contracts with trading account activities are recognized currently in trading income.

Interest-Rate Swap Agreements

Interest-rate swaps are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities. There is no effect on total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedge asset or liability. Related fees are deferred and amortized over the life of the swap agreements.

New Financial Accounting Standards

On January 1, 1993, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 established financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board Opinion No. 11 ("APB No. 11"). Under SFAS No. 109, deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. In addition, SFAS No. 109 provides for the recognition of deferred tax assets based on tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not. Under APB No. 11, deferred tax assets were generally recognized only to the extent such assets were reasonably assured of realization, primarily through tax loss and tax credit carryback potential. Income tax provisions for 1992 were determined under APB No. 11 and have not been restated to reflect adoption of SFAS No. 109. The effect of the adoption of SFAS No. 109 was not material. (See Note 14, "Income Taxes.")

  In May 1993, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" was issued which specifies how allowances for credit losses related to impaired loans, as defined in the Statement, should be determined. Upon implementation of the Statement, the Corporation will be required to identify and measure impaired loans in its loan portfolio. For the most part measurement will be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. If the valuation of the impaired loan is less than the recorded investment in the loan, the Corporation will recognize an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with the corresponding amount reflected in earnings. This Statement is effective for financial statements for fiscal years beginning after December 15, 1994. The Corporation is evaluating the impact that the adoption of this Statement will have on future financial statements.

  At December 31, 1993, the Corporation implemented a narrower definition of In-Substance Foreclosure as required by regulatory agencies. This definition is consistent with SFAS No. 114; see "Implementation of Interagency Guidance on Reporting of In-Substance Foreclosures," detailed above.

  Effective December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This pronouncement is effective for fiscal years beginning after December 15, 1993. In addition, SFAS No. 115 may not be applied retroactively to prior years' financial statements. (See "Securities Held-to-Maturity and Securities Available for Sale" above.)

NOTE 2.  SECURITIES
- - --------------------------------------------------------------------------------

Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This pronouncement is discussed in detail in Note 1, "Summary of Significant Accounting Policies." Implementation of SFAS No. 115 included a review of the securities portfolio based on management's intent for those securities at that time, which resulted in the net transfer of $168.7 million in securities available for sale to the held-to-maturity portfolio. SFAS No. 115 requires that all unrealized gains and losses from the securities available for sale portfolio be included, net, in stockholders' equity until realized. This treatment is contrary to previous accounting policy, which require such securities to be carried at the lower of cost or market with any unrealized gains and losses included in earnings. After giving effect to the $168.7 million net transfer on December 31, 1993, the new accounting treatment for securities available for sale resulted in a $1.28 million net unrealized gain in stockholders' equity and an immaterial adjustment to earnings.


Securities Available for Sale

A comparison of book and market value for securities available for sale at year-end follows:


                                              1993               1992
                                        Book       Market    Book     Market
                                        Value      Value     Value     Value
- - -----------------------------------------------------------------------------
U.S. Treasury Securities               $145,911  $145,911  $143,263  $143,263
Mortgage-Backed Securities              560,312   560,312        --        --
Other Securities                          1,914     1,914    16,329    17,457
- - -----------------------------------------------------------------------------

Total Securities Available for Sale    $708,137  $708,137  $159,592  $160,720

  Proceeds from the sale of securities available for sale totaled $736 million during 1993, as compared with $1.10 billion during 1992. During 1993, gross gains from the sale of securities available for sale totaled $27.0 million, with no gross losses during the year. The weighted-average yield to maturity of these securities was 4.43% at year-end 1993. The average maturity on these securities was 6 years and 5 months.

 The "Other Securities" category consists of $1.9 million of foreign debt securities.

  Securities available for sale pledged to secure deposits and other borrowings amounted to $372.8 million at December 31, 1993, and $14.0 million at December 31, 1992.


Securities Held-to-Maturity

A comparison of book and market value for the securities held-to-maturity category at year-end follows:


                                                                    1993                                    1992
                                                              Gross      Gross                         Gross       Gross
                                                     Book   Unrealized Unrealized   Market   Book    Unrealized  Unrealized   Market
                                                     Value    Gains      Losses      Value   Value     Gains       Losses     Value
- - ------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                            $629,282   $502       $--     $629,784  $579,576   $11,743      $   13  $591,306

Obligations of States & Political Subdivisions         1,999     80        --        2,079     1,999        26          --     2,025

Mortgage-Backed Securities                                --     --        --           --   173,782        --       4,599   169,183

Other Securities                                      28,781    147        18       28,910    40,036     1,893         170    41,759
- - ------------------------------------------------------------------------------------------------------------------------------------


Total Securities Held-to-Maturity                   $660,062   $729       $18     $660,773  $795,393   $13,662      $4,782  $804,273


  There were no sales of securities held-to-maturity during 1993, compared with $33 million in 1992. Gross gains and losses on the sale of these securities were $108 thousand and $595 thousand, respectively, in 1992.


The maturity distribution of securities held-to-maturity at  year-end follows:



                                         December 31, 1993
                              --------------------------------------------------
                                              Obligations
                                               of States
                              U.S. Treasury  and Political     Other
                                Securities   Subdivisions   Securities  Total
- - --------------------------------------------------------------------------------
Within 1 year
  Book                           $629,282       $   --       $15,151    $644,433
  Market                          629,784           --        15,163     644,947
  Yield*                             3.43%          --          4.33%         --

After 1 but within 5 years
  Book                                 --           --         2,976       2,976
  Market                               --           --         2,983       2,983
  Yield*                               --           --          3.98%         --

After 5 but within 10 years
  Book                                 --           --         1,745       1,745
  Market                               --           --         1,855       1,855
  Yield*                               --           --          4.09%         --

After 10 years
  Book                                 --        1,999         8,909      10,908
  Market                               --        2,079         8,909      10,988
  Yield*                               --         6.50%         6.00%         --
- - --------------------------------------------------------------------------------

Total Securities Held-to-Maturity
  Book                           $629,282       $1,999       $28,781    $660,062
  Market                          629,784        2,079        28,910     660,773
  Yield*                             3.43%        6.50%         4.79%         --


* Weighted-average yield to maturity at December 31, 1993. Obligations of states and political subdivisions are not reported on a tax-equivalent basis.


  The "Other Securities" category consists primarily of floating-rate notes, and preference shares of United Kingdom companies. Also included under this category are investments for which there is no readily available market value quotation, such as Federal Reserve Bank stock. These securities, which amounted to $8.9 million at December 31, 1993, and $12.3 million at December 31, 1992, have their year-end book values included as an approximation of their market values in the table above.

  U.S. Treasury securities and mortgage-backed securities pledged to secure deposits and other borrowings amounted to $271.2 million on December 31, 1993, and $320.0 million on December 31, 1992.

NOTE 3.  LOANS
- - --------------------------------------------------------------------------------
The following schedule reflects loans by type at year-end:


Loan Type                                           1993         1992
- - -------------------------------------------------------------------------

Commercial and Financial                         $  412,006   $  369,885
Real Estate-Commercial/Construction                 388,442      533,685
Residential Mortgage                              1,149,363      529,382
Home Equity                                         234,049      273,586
Consumer                                             82,819      107,382
Foreign                                             255,396      371,497
- - -------------------------------------------------------------------------
Loans                                             2,522,075    2,185,417

Less: Unearned Discount (Unamortized Premium)
      and Net Deferred Fees                          (6,058)       4,360
- - -------------------------------------------------------------------------

Total Loans, Net                                 $2,528,133   $2,181,057


  A summary of nonperforming and renegotiated loans, loans contractually past due 90 days or more and potential problem loans at year-end follows:


                             1993      1992
- - ----------------------------------------------
Nonaccrual Loans           $130,174  $205,425
Renegotiated Loans           30,299    11,806
Past Due Loans                3,319     1,424
Potential Problem Loans      14,279    41,555

   At December 31, 1993, the Corporation implemented a narrower definition of In-Substance Foreclosure as required by regulatory agencies, see Note 1, "Summary of Significant Accounting Policies."


NOTE 4.  RESERVE FOR LOAN LOSSES
- - --------------------------------------------------------------------------------
An analysis of the changes in the reserve for loan losses follows:


                                 1993       1992      1991
- - -------------------------------------------------------------

Balance, January 1             $84,155   $103,674   $108,887

Provision for Loan Losses       69,290     52,067     43,655

Loans Charged-Off               79,434     73,708     52,544
    Less: Recoveries on
        Charged-Off Loans       13,021      5,313      3,659
- - -------------------------------------------------------------
Net Charge-Offs                 66,413     68,395     48,885

Foreign Exchange
    Translation Adjustments       (519)    (3,191)        17
- - -------------------------------------------------------------
Balance, December 31*          $86,513   $ 84,155   $103,674

* At December 31, 1993, the Corporation implemented a narrower definition of In-Substance Foreclosure as required by regulatory agencies, see Note 1, "Summary of Significant Accounting Policies."

The level of the reserve for loan losses as of December 31, 1993, is based on management's estimates of the amount required to reflect the collection risks in the loan portfolio based on circumstances and conditions known at the time.

  Current economic conditions in the United States and the United Kingdom, along with the state of the local commercial real estate market, will continue to affect the Corporation's loan portfolio. This may result in additional provisions and writedowns related to problem loans. The performance of these assets will depend on future economic conditions of these markets and the impact of such conditions on the Corporation's borrowers. However, in the opinion of management, the reserve for loan losses was adequate at December 31, 1993.

NOTE 5.  OTHER REAL ESTATE OWNED
- - --------------------------------------------------------------------------------
Other real estate owned at December 31, 1993, and 1992 is summarized as follows:


                                                December 31,
                                               1993     1992
- - -------------------------------------------------------------
Foreclosed Property - Domestic               $46,565  $68,280
Foreclosed Property - Foreign                  9,954   27,746
- - -------------------------------------------------------------
                                              56,519   96,026
Less: Reserve for Other Real Estate Owned      3,716    6,637
- - -------------------------------------------------------------

Total Other Real Estate Owned, Net           $52,803  $89,389

  At December 31, 1993, the Corporation implemented a narrower definition of In-Substance Foreclosure as required by regulatory agencies. See Note 1, "Summary of Significant Accounting Policies."

  Total net other real estate owned expense and provision for losses on accelerated disposition of real estate assets totaled $13.5 million and $15.7 million for the years ended December 31, 1993 and 1992, respectively.
Provisions for other real estate owned and accelerated disposition losses totaled $11.3 million and $11.9 million for the same periods. The remaining other real estate owned expense was comprised of operating and selling expenses, combined with losses on sale of other real estate owned, partially offset by operating revenues and gains on sale of other real estate owned.

Real Estate Assets Subject to Accelerated Disposition and Other Real Estate
Owned

During the third quarter of 1991, the Corporation initiated a strategy to accelerate the disposition of domestic problem commercial real estate assets.
At its inception, the program included approximately $191.0 million of assets, consisting of properties securing problem commercial real estate loans, properties to which the Corporation already had title and in-substance foreclosed properties. From inception of the program through June 30, 1992, the Corporation reduced program assets $146.3 million, or 76.6%, through sales, the return of a loan to performing status and writedowns. At the end of the second quarter of 1992, the Corporation discontinued the asset disposition program and transferred the remaining $44.3 million of assets to loans receivable and other real estate owned at fair value.

Reserve for Other Real Estate Owned

An analysis of the changes in the reserves for other real estate owned, including the reserve for losses on real estate assets subject to accelerated disposition, follows:


                                             1993      1992
- - -------------------------------------------------------------
Balance, January 1                         $ 6,637   $49,176
Additions:
    Provision for OREO losses               11,330    11,923
    Other                                    2,330     1,718
- - -------------------------------------------------------------

Total Additions                             13,660    13,641

Deductions:
    Loss on sales and selling expenses         735    33,868
    Charge-offs                             14,516    19,294
    Other                                    1,221     1,996
- - -------------------------------------------------------------
Total Deductions                            16,472    55,158

Foreign Exchange Translation Adjustments      (109)   (1,022)
- - -------------------------------------------------------------

Balance, December 31                       $ 3,716   $ 6,637

NOTE 6.  TRANSACTION WITH RELATED PARTIES
- - --------------------------------------------------------------------------------
The Corporation and its banking subsidiaries have had and expect to have transactions in the ordinary course of business with many of the Corporation's directors, executive officers, their associates and family members.

  During 1993, Allbritton Communications Company ("ACC"), a company indirectly wholly owned by Mr. Allbritton (Chairman of the Board and CEO of the Corporation), paid Riggs-Washington $259 thousand to lease space in two office buildings owned by Riggs-Washington. In early 1992, ACC exercised its option to extend one of the leases through 1996. The second lease expired in December 1993 and is being renewed pursuant to a three-year renewal option. ACC also reimbursed Riggs-Washington $1 thousand for use of its dining room during 1993. Perpetual Corporation, also indirectly owned by Mr. Allbritton, reimbursed Riggs-Washington $2 thousand for use of its fitness facility during 1993.

  Riggs-Washington, through advertising agencies, purchases advertising time from various Washington metropolitan area television stations, including WJLA-TV, an affiliate of a major network, and NewsChannel 8, a cable television program service. WJLA-TV is a division of ACC and NewsChannel 8 is a division of ALLNEWSCO, Inc., both of which are indirectly wholly owned by Mr. Allbritton. During 1993, Riggs-Washington through advertising agencies, purchased $266 thousand in advertising time from WJLA-TV and $19 thousand in advertising time from NewsChannel 8. The amounts that Riggs-Washington, through advertising agencies, paid to WJLA-TV and NewsChannel 8 represent an immaterial portion of its gross revenues for 1993.

  Riggs-Washington has in the past sold participations in commercial real estate loans to University State Bank ("University"), a Texas bank that is indirectly wholly owned by Mr. Allbritton. The participations sold to University were in loans bearing floating rates of interest. The purchase price of each of the participations was equal to the outstanding principal amount of the portion of the loan purchased. Riggs-Washington receives a servicing fee of 0.25% on each of the loans in which participations were sold to University and, in some transactions, shared a portion of the loan fees with University. No loan participations were sold to University during 1993. On December 31, 1993, there were $17 million in loan participations outstanding to University. As of that date, University's total assets were $217.1 million and its total loans outstanding were $96.5 million.

  The table below reflects information concerning loans by banking subsidiaries of the Corporation to directors and executive officers of the Corporation, their associates and family members, and directors of Riggs-Washington and Riggs AP, their associates and family members. In addition to the amounts set forth in the table, the Corporation's banking subsidiaries had $7.7 million of letters of credit outstanding at December 31, 1993. There were no loans included in the table below that were nonaccrual, past due, restructured or potential problems at December 31, 1993.

  In the opinion of management, these credit transactions did not, at the time they were entered into, involve more than the normal risk of collectibility or present other unfavorable features.


                                     December 31,             Amounts  December 31,
                                         1992     Additions  Collected    1993
- - -----------------------------------------------------------------------------------
Loans to Directors, Executive Officers
  and family members                     $17,761     $   856  $   610  $18,007
Loans guaranteed by Directors                 34          --       34       --
Loans to companies of which Directors
    were principal stockholders or
    directors                             29,295      51,472   40,748   40,019
- - ------------------------------------------------------------------------------

Total Loans                              $47,090     $52,328  $41,392  $58,026

Percent of Loans, Net                       2.16%                         2.30%

NOTE 7.  PREMISES AND EQUIPMENT
- - --------------------------------------------------------------------------------

Investments in premises and equipment at year-end were as follows:

                                   1993       1992
- - ------------------------------------------------------
Premises and Land              $ 138,171   $137,155
Furniture and Equipment           65,080     67,355
Leasehold Improvements            59,718     62,580
Accumulated Depreciation
  and Amortization              (101,873)   (92,904)
- - ----------------------------------------------------

Subtotal                         161,096    174,186
Capital Leases                         9        256
Accumulated Amortization              (7)       (48)
- - ----------------------------------------------------

Total Premises and Equipment   $ 161,098   $174,394

Depreciation and amortization expense amounted to $12.9 million in 1993, $14.0 million in 1992 and $14.3 million in 1991.

  The Corporation is committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2009 in varying amounts. The total minimum lease payments under these commitments at December 31, 1993, were as follows:

                               Operating
                                 Leases
- - -----------------------------------------
1994                            $14,950
1995                             14,212
1996                             10,607
1997                              6,133
1998                              5,449
1999 and after                   18,049
- - -----------------------------------------

Total Minimum Lease Payments    $69,400

  Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 1999. Minimum sublease rental income for 1994 totals approximately $3.4 million. Rental expense for all operating leases (cancelable and non-cancelable) consisted of the following:


                            1993      1992      1991
- - --------------------------------------------------------
Minimum Rentals           $15,961   $17,686   $18,663
Rental Income              (2,847)   (3,914)   (3,945)
- - ------------------------------------------------------

Net Rental Expense for
    Operating Leases      $13,114   $13,772   $14,718

NOTE 8.  TIME DEPOSITS, $100 THOUSAND OR MORE
- - --------------------------------------------------------------------------------
The following table reflects the year-end balances and maturities for the
Corporation's time deposits in domestic offices of $100 thousand or more:


                                  1993      1992
- - ---------------------------------------------------
Certificates of Deposit:
    Due within three months    $ 94,665  $100,483
    Three to six months          39,313    44,569
    Six to twelve months         23,276    22,502
    Over twelve months           13,045    10,637
- - -------------------------------------------------
Total                          $170,299  $178,191

Average time deposits of $100 thousand or more in domestic offices were $317 million in 1993, 5.9% below the $337 million for 1992.

  Interest expense related to time deposits of $100 thousand or more in domestic offices amounted to $5.5 million in 1993, $10.3 million in 1992 and $21.9 million in 1991.

  The majority of time deposits in foreign offices were in denominations of $100 thousand or more.



Note 9. Borrowings
- - --------------------------------------------------------------------------------
Short-Term Borrowings

Short-term borrowings outstanding at year-end and other related information follow:


                                        Federal Funds Purchased       U.S. Treasury Demand Notes
                                        and Repurchase Agreements   and Other Short-Term Borrowings
                                        1993      1992      1991      1993      1992       1991
- - ------------------------------------------------------------------------------------------------------
Balance, December 31                 $302,330  $ 52,241  $ 74,704   $151,697  $ 88,079  $ 51,181

Average amount outstanding*           164,899    87,339    99,120     67,731    40,235    91,395
Average rate paid*                       2.77%     2.86%     5.10%      2.79%     3.18%     5.39%
Maximum amount outstanding at any
    month end                         302,330   252,821   190,556    151,697   100,733   254,725

* Average amounts are based on daily balances. Average rates are computed on actual interest expense divided by average amounts outstanding.



Federal funds purchased consist of borrowings from other financial institutions that have maturities ranging from one to 180 days. Repurchase agreements are transactions with customers and brokers secured by either securities or resale agreements, which generally mature within 30 days. U.S. Treasury demand notes consist of treasury tax and loan account funds transferred to interest-bearing demand notes with no fixed maturity subject to call by the Federal Reserve. Other short-term borrowings are borrowings from other financial institutions.


Long-Term Debt

Long-term debt outstanding at year-end and other related  information follow:



                                                             Balance Outstanding
                                            Interest Rate        December 31,
                                          December 31, 1993    1993       1992
- - --------------------------------------------------------------------------------
Parent Corporation:
    Floating-Rate Subordinated Notes due 1996    5.25%*      $ 51,500  $ 51,500
    Floating-Rate Subordinated Capital Notes
     due 1996                                    5.25*         95,300    95,300
    Subordinated Debentures due 2009             9.65          66,525    66,525
- - --------------------------------------------------------------------------------

Total Long-Term Debt                                         $213,325  $213,325

*  Minimum rate in effect according to indentures.

Floating-Rate Subordinated Notes Due 1996

The Floating-Rate Subordinated Notes due 1996 (the "Subordinated Notes") were issued in the Euromarket on September 18, 1984, carry interest at rates determined quarterly by a formula based upon the London Interbank Offered Rate ("LIBOR") and are subject to a minimum rate of 5.25%.

  During 1991, the Corporation purchased, on the open market and at a discount, $8.5 million of the Subordinated Notes, resulting in pretax gains of $2.5 million.

Floating-Rate Subordinated Capital Notes Due 1996

The Floating-Rate Subordinated Capital Notes due 1996 (the "Subordinated Capital Notes") were originally issued in the Euromarket on December 18, 1985, carry interest at rates determined quarterly by a formula based upon LIBOR and are subject to a minimum rate of 5.25%. Under the indenture related to the Subordinated Capital Notes, the Corporation was required to issue common stock or perpetual preferred stock totaling $95.3 million before the maturity date of the notes. This requirement was fulfilled during 1993.

  During 1991, the Corporation purchased, on the open market and at a discount, $4.7 million of the Subordinated Capital Notes, resulting in pretax gains of $1.7 million.

Fixed-Rate Subordinated Debentures Due 2009

On June 6, 1989, the Corporation issued $100 million of 9.65% Subordinated Debentures due June 15, 2009. The debentures may not be redeemed prior to maturity and are unsecured subordinated obligations of the Corporation. In April 1990, the Corporation purchased, on the open market and at a discount, $33.5 million of the Subordinated Debentures, resulting in pretax gains of $7.7 million.

Offering of Fixed-Rate Subordinated Notes Due 2006

Subsequent to year-end, the Corporation sold $125 million of 8.5% Subordinated Notes, due 2006. The notes were priced at par and are not callable for five years. A shelf registration statement relating to the Fixed-Rate Subordinated Notes was declared effective on January 13, 1994. The Corporation intends to use the net proceeds from the offering, approximately $120.7 million, to redeem equal amounts of the Subordinated Notes and Subordinated Capital Notes due in 1996, which are discussed above.


NOTE 10. COMMITMENTS AND CONTINGENCIES
- - --------------------------------------------------------------------------------

Off-Balance-Sheet Risk

In the normal course of business, the Corporation enters into various transactions that, in accordance with generally accepted accounting principles, are not included on the consolidated statements of condition. These transactions are referred to as "off-balance-sheet commitments" and differ from the Corporation's balance sheet activities in that they do not give rise to funded assets or liabilities. The Corporation offers such products to enable its customers to meet their financing objectives, as well as to manage their interest and currency rate risk. Offering these products provides the Corporation with fee income. The Corporation also enters into these activities to manage its own risks arising from movements in interest and currency rates and as a part of its trading activities. These transactions involve varying degrees of credit, interest-rate or liquidity risk in excess of amounts recognized on the consolidated statements of condition. The Corporation seeks to minimize its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures, as well as by entering into offsetting or matching positions to hedge interest-rate and currency-rate risk.

  Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at December 31, 1993, are as follows:

Commitments to Extend Credit:
    Commercial                        $277,466
    Real Estate
        Commercial/Construction         38,360
        Mortgage                       137,080
        Home Equity                    194,774
- - ----------------------------------------------
    Total Real Estate                  370,214
- - ----------------------------------------------
    Consumer                            66,181
- - ----------------------------------------------
Total Commitments to Extend Credit    $713,861

Letters of Credit:
    Commercial                        $ 56,860
    Standby - Financial                 35,159
    Standby - Performance               49,032
- - ----------------------------------------------
Total Letters of Credit               $141,051

Foreign Currency Contracts:
    Commitments to Purchase           $ 33,935
    Commitments to Sell                204,428
Interest-Rate Agreements -
    Notional Principal Amount:
        Interest-Rate Swaps            273,552

Commitments to Extend Credit

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access on funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit are contingent upon customers' meeting and satisfying other conditions at the time of loan funding. The contractual amount of commitments to extend credit for which the Corporation has received a commitment fee, or which were otherwise legally binding, was $714 million at December 31, 1993; approximately 73% of these commitments were scheduled to expire within one year. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

Letters of Credit and Foreign Guarantees

There are two major types of letters of credit: commercial and standby letters of credit. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from seller to buyer. This type of letter of credit ensures prompt payment to the seller in accordance with its terms. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a current exposure if the customer defaults on the underlying transaction. Commercial letters of credit issued by the Corporation totaled $57 million at December 31, 1993.

  A standby letter of credit can be either financial or performance based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or non-financial obligation under the terms of the agreement with the beneficiary. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. At December 31, 1993, financial standby letters of credit and performance standby letters of credit totaled $35 million and $49 million, respectively.

Capital Markets

Capital markets products include commitments to purchase and sell foreign exchange, futures, forward and option contracts, and interest-rate agreements. The Corporation utilizes these products to manage its exposure to movements in interest and currency rates, and to generate revenue by assisting customers in managing their own exposure to such rate movements. There are several types of risk associated with these products: credit or performance risk, currency-rate risk, and interest-rate risk. Performance risk relates to the ability of a counterparty to meet its obligations under the contract. Performance risk is limited to the cost of replacing the contract at current rates -- not the security, foreign currency to be exchanged, or the notional principal, which is the amount upon which interest rates are applied to determine the payment streams under interest-rate agreements.

  Currency-rate risk and interest-rate risk arise from changes in the market value of positions stemming from movements in currency and interest rates. The Corporation limits its exposure to market value changes by entering into offsetting or matching positions. The Corporation establishes and monitors limits of exposure on unmatched positions.

  Commitments to purchase and sell foreign exchange facilitate the management of currency-rate risk by ensuring that at some future date a customer will have a specific currency at a specified rate. The Corporation enters into these contracts to serve its customers, to hedge its own risk positions associated with its asset and liability management, and as part of its trading activities. In addition to entering into offsetting or matching positions to offset foreign currency-rate risk, the Corporation has established limits on the aggregate amount of open positions, forward trading gaps and total volume of contracts outstanding, as well as counterparty and country limits. At December 31, 1993, commitments to purchase and sell foreign exchange were $34 million and $204 million, respectively. The difference between these positions is effectively hedged through the Corporation's Sterling equity investment in Riggs AP.

  Interest-rate agreements, which include interest-rate swaps, forward-rate agreements, and other interest-rate products, obligate two parties to exchange, or contingently exchange, interest payment flows calculated with reference to one or more interest-rate indices. Interest-rate agreements enable the Corporation to manage the interest-rate sensitivities of underlying assets or liabilities. There were no forward-rate agreements outstanding at December 31, 1993. Interest-rate swaps obligate two parties to exchange periodic payments based upon the difference between two designated or formula rates of interest applied to the same notional principal amount. Similar to other off-balance-sheet products, the notional amounts should not be taken as a measure of exposure because the replacement cost of the contract generally is much smaller than the face value or notional amount of the contract. The Corporation's notional principal of interest-rate swaps at December 31, 1993, totaled $274 million.

Concentration of Credit Risk

The Corporation regularly assesses the quality of its commercial credit exposures and assigns risk ratings to substantially all extensions of credit in its commercial, real estate and international portfolios. The Corporation seeks to identify as early as possible problems that may result from economic downturns or deteriorating conditions in certain markets or with respect to specific credits. Lending officers have the primary responsibility for monitoring credit quality, identifying problem credits and recommending changes in risk ratings. When signs of credit deterioration are detected, credit or other specialists may become involved to minimize the Corporation's exposure to future credit losses. The Loan Review Department provides an independent assessment of credit ratings, credit quality and the credit management process. This is achieved through regular reviews of loan documentation, collateral, risk ratings and problem loan classifications.

  Credit risk is reduced by maintaining a loan portfolio that is diverse in terms of type of loan, industry concentration, geographic distribution, and borrower concentration, thus minimizing the adverse impact of any single event or set of occurrences.

  Geographically, the Corporation's loans are concentrated in the Baltimore-Washington, D.C.-Richmond corridor and the United Kingdom. All categories of loans in the domestic portfolio are predominantly to borrowers located in the Washington metropolitan area. Loans originated by the Corporation's United Kingdom subsidiary represent 77% of foreign loans, and are predominantly to borrowers located in the United Kingdom.

  At December 31, 1993, approximately $538 million or 21% of the Corporation's loan portfolio consisted of loans secured by real estate (excluding single-family residential loans), approximately 70% and 30% of which were secured by properties located in the Washington, D. C. area and in the United Kingdom, respectively. In addition, the Corporation had $52.8 million in other real estate owned at December 31, 1993.

  These commercial and real estate markets have been experiencing problems, including declining occupancy and rental rates and property values, which have resulted in increases in the delinquency and default rates on the Corporation's commercial real estate loan portfolio and as such have caused significant losses. Additional provisions and writedowns will depend on future economic conditions in the United States and United Kingdom, as well as changes in the local real estate market and the impact of these events on the Corporation's borrowers. Domestic real estate-commercial loans represent the only industry in which the Corporation has a concentration of credit risk in excess of 10% of year-end loans. These loans totaled $388.4 million and represented 15.4% of the total loan portfolio at December 31, 1993. Approximately half of the Corporation's real estate-commercial portfolio is for the development of residential properties. The remainder of the portfolio is for the development of commercial properties, including office buildings, warehouses, shopping centers and hotels.

  Approximately 54.9% of the Corporation's loan portfolio is secured by the primary residence of the borrower. At December 31, 1993, residential mortgage loans were $1.15 billion and home equity loans were $234.0 million.

Other Commitments

During the first quarter of 1991, the Corporation entered into a ten-year outsourcing agreement with Integrated Systems Solutions Corp. ("ISSC"), a subsidiary of IBM, pursuant to which ISSC is managing the operations directly associated with computer and telecommunications functions of the Corporation. Payments for the remaining seven years of the contract are approximately $116 million. The base payment for 1993 was $14.8 million. Total expense under this contract for 1993 was $13.9 million, compared with total expenses of $14.1 million and $13.5 million for 1992 and 1991, respectively.

Litigation

In the normal course of business, the Corporation is involved in various types of litigation, including litigation with borrowers who are in default under their loan agreements. In certain instances, borrowers have asserted or threatened counterclaims and defenses based on various "lender liability" theories. In the opinion of management, based on its assessment and consultation with outside counsel, litigation that is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation, as a whole.

NOTE 11. RESERVE BALANCES, FUNDS RESTRICTIONS, REGULATORY MATTERS AND CAPITAL
REQUIREMENTS
- - --------------------------------------------------------------------------------

Reserve Balances

Riggs-Washington, Riggs-Virginia and Riggs-Maryland must maintain reserves against deposits and Eurocurrency liabilities in accordance with Regulation D of the Federal Reserve Act. The total average reserve balances amounted to $102.2 million in 1993 and $82.8 million in 1992.

Funds Restrictions

The Federal Reserve Act ("The Act") imposes restrictions upon the amount of loans or advances that banks, such as Riggs-Washington, Riggs-Virginia and Riggs-Maryland, may extend to the Corporation and its non-bank subsidiaries ("affiliates"). Loans by any bank to any one affiliate are limited to 10% of the bank's capital stock and surplus. Further, aggregate loans by any one bank to all of its affiliates may not exceed 20% of its capital stock and surplus. In addition, the Act requires that borrowings by affiliates be secured by designated amounts of collateral.

The National Bank Act limits dividends payable by national banks without approval of the Comptroller of the Currency to net profits (as defined) retained in the current and preceding two calendar years. Riggs-Washington had combined net losses (as defined) of approximately $91 million, for 1993 and 1992. Thus, Riggs-Washington's ability to pay dividends to the Corporation in 1994 will depend on whether its earnings exceed such losses. Riggs-Virginia and Riggs-Maryland had combined net income (as defined) of approximately $6 million and $600 thousand, for 1993 and 1992, respectively. The payment of dividends by the Corporation's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital. In addition, the Comptroller of the Currency is authorized to determine, under certain circumstances relating to the financial condition of a national bank, whether the payment of dividends would be an unsafe or unsound banking practice and to prohibit payment thereof.

  During 1991, Riggs-Virginia did not pay a dividend to the Corporation. During 1992 and 1993, Riggs-Virginia made dividend payments to the Corporation totaling $836 thousand and $1.2 million, respectively. Riggs-Washington and Riggs-Maryland made no dividend payments to the Corporation in 1993, 1992 or 1991.

Regulatory Matters

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Reserve Bank") and Riggs-Washington entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Memorandum of Understanding and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure.

  Under the terms of the Memorandum of Understanding, the Corporation will notify the Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Reserve Bank relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur. In addition, the Audit Committee of the Corporation's Board of Directors will review and submit a report to the Reserve Bank on the adequacy of data submitted to it and the Board, and the Corporation has appointed a compliance committee of Directors to monitor performance under the Memorandum of Understanding.

  In accordance with the terms of the Written Agreement, Riggs-Washington has appointed a committee of its Board of Directors to monitor and coordinate compliance with the agreement, implement recommendations previously made by an independent management consultant, and continue to implement the action plan and work plan previously adopted by Riggs-Washington. Riggs-Washington has met a number of the requirements of the agreement, including filing amended call reports; adopting policies and procedures relating to the preparation of call reports; adopting a capital plan that has been approved by the OCC (that requires, among other things, a minimum total risk-based capital ratio of 10.00%, a minimum Tier I risk-based capital ratio of 6.00% and a minimum leverage ratio of 5.00%); submitting for review by the OCC the results of BankStart '93; and appointing a new president and chief executive officer.

Capital Requirements

Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 16.81% and 10.76%, respectively, at December 31, 1993, as compared with 14.70% and 8.31% at December 31, 1992.

  The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, which measures Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. However, most bank holding companies, including the Corporation, are expected to maintain an additional cushion of at least 100 to 200 basis points above the 3.00% minimum. The actual required ratio for individual bank holding companies is based on the Federal Reserve Board's assessment of the company's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement. The Corporation's leverage ratio was 6.03% at December 31, 1993.

  As a result of enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Reserve Board and the other federal bank regulatory agencies have placed a greater emphasis on capital ratios of banking organizations. FDICIA expressly conditions the ability of a banking organization to engage in certain activities on the maintenance of capital levels equal to or in excess of minimum guidelines and imposes restrictions on banking organizations that fail to meet minimum guidelines. In addition, the Federal Reserve Board has shown an increased emphasis on the leverage ratio as a regulatory tool.

  The Corporation's policy is to ensure that its operating subsidiaries are capitalized within the appropriate regulatory guidelines. During 1993, the Corporation contributed $38 million to Riggs-Washington to ensure its capitalization would be in excess of the regulatory guidelines. The Corporation has no current plans to make any substantial capital contributions to its subsidiary banks. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency that are the same as those of the Federal Reserve Board.

  In the event that the Corporation is unable to meet the projections in its capital plan, or any of its banking subsidiaries falls below the minimum capital requirements, additional regulatory action may be taken. With respect to the banking subsidiaries, the OCC can take action under the "prompt corrective action" provision of FDICIA. The classification from strongest to weakest include "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized" and "critically undercapitalized." Such actions can vary depending on the severity of the capital position, and may include the refiling of a capital plan, restrictions on growth, and other actions the regulators may deem to be appropriate in order to achieve compliance with capital requirements. Each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements, and qualifies, at a
minimum, as "adequately capitalized" under the FDICIA regulations.   In
addition, under Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support such banks. The Corporation's ability to provide financial strength to its subsidiaries will depend on, among other things, its liquidity position and Federal Reserve approval.

  At December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement requires, among other items, the reporting of unrealized gains and losses in securities available for sale in stockholders' equity, contrary to previous accounting policy, which reported such unrealized gains and losses in earnings. At December 31, 1993, the Corporation reported net unrealized gains of $1.28 million in stockholders' equity. The year-end net unrealized gains were excluded from Tier I and Tier II capital for regulatory reporting purposes per current regulatory agency guidance. The regulatory agencies are reviewing the current reporting guidelines in relationship to SFAS No. 115, and may amend the applicable regulatory capital rules to include SFAS No. 115-related adjustments in equity. Thus, the capital ratios disclosed at December 31, 1993, do not include the $1.28 million in net unrealized gains from the implementation of SFAS No. 115.

  The following table reflects the actual and required minimum ratios for the Corporation and its national banking subsidiaries:

Capital Ratios
                                                     December 31,    Required
                                                   1993       1992   Minimums
- - ------------------------------------------------------------------------------
Riggs National Corporation
  Tier I                                          10.76%      8.31%   4.00%
  Combined Tier I and Tier II                     16.81      14.70    8.00
  Leverage*                                        6.03       4.60    3.00
The Riggs National Bank of Washington, D.C.
  Tier I                                          10.69      11.29    6.00
  Combined Tier I and Tier II                     11.97      12.56   10.00
  Leverage*                                        6.13       6.32    5.00
The Riggs National Bank of Virginia
  Tier I                                          17.05      16.80    4.00
  Combined Tier I and Tier II                     18.31      18.05    8.00
  Leverage*                                        8.94       8.42    3.00
The Riggs National Bank of Maryland
  Tier I                                          11.46      11.73    4.00
  Combined Tier I and Tier II                     12.71      12.98    8.00
  Leverage*                                        6.69       6.20    3.00

* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain an additional cushion of at least 100 to 200 basis points above the 3.00% minimum.

NOTE 12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
- - --------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Money Market Assets

For short-term investments that reprice or mature in 90 days or less, the carrying amount is a reasonable estimate of fair value.

Securities Held-to-Maturity and Securities Available for Sale

For U.S. Treasury securities, municipal securities and mortgage-backed securities, fair values are based on quoted market prices or dealer quotes. For "Other Securities," fair value equals quoted market prices, if available. If a quoted market price is not readily available, as is the case for $8.9 million of Federal Reserve Bank stock at December 31, 1993, management believes that the assets carrying value approximates fair value.

Loans

The fair value of loans is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, management believes the carrying amount is a reasonable estimate of fair value. Criticized loans are predominantly collateral-dependent; therefore, their carrying value net of related reserves is a reasonable estimate of fair value.

Deposit Liabilities

The fair value of demand deposit, savings and NOW accounts, and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of investment and negotiable certificates of deposit, and foreign time deposits with a repricing or maturity date extending beyond 90 days is estimated using a discounted cash flow at the rates currently offered for deposits of similar remaining maturities. The value attributable to the Corporation's core deposits representing the relatively low-cost funding afforded by core depositor relationships has not been considered in the calculation of fair value of deposit liabilities.

Short-Term Borrowings

For those short-term liabilities defined as those repricing or maturing in 90 days or less, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt

For the Corporation's long-term debt, fair values are based on dealer quotes.

Commitments to Extend Credit, and Standby and Commercial Letters of Credit

The fair value of loan commitments and letters of credit, both standby and commercial, is assumed to equal the carrying value, which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms.

Foreign Exchange Contracts

The fair value of foreign exchange contracts represents the net asset or liability already recorded by the Corporation, since these contracts are revalued on a daily basis.

Interest-Rate Agreements

The fair value of interest-rate agreements is equal to the replacement value of the agreement. The replacement value is defined as the amount the Corporation would receive or pay to terminate the agreement at the reporting date, taking into account the current market rate of interest and the current creditworthiness of the swap counterparties.

 The estimated fair values of the Corporation's financial instruments are as follows:


                                    December 31, 1993       December 31, 1992
                                 --------------------------------------------
                                   Carrying     Fair       Carrying    Fair
                                    Amount      Value       Amount     Value
- - -----------------------------------------------------------------------------
Financial assets:
Cash and due
    from banks                   $  210,639  $  210,639  $  315,241 $  315,241
Money market assets                 405,946     405,946   1,263,715  1,263,715
Securities available
    for sale                        708,137     708,137     159,592    160,720
Securities held-to-
    maturity                        660,062     660,773     795,393    804,273
Loans                             2,528,133   2,454,962   2,181,057  2,144,610
Reserve for
    loan losses                      86,513          --      84,155         --
- - -------------------------------------------------------------------------------
Loans, net                        2,441,620   2,454,962   2,096,902  2,144,610

Financial liabilities:
Deposits                          3,773,824   3,776,108   4,437,598  4,441,650
Short-term borrowings               454,027     454,027     140,500    140,500
Long-term debt                      213,325     232,409     213,325    195,709

Off-Balance-Sheet
 commitments - asset
 (liability):
Foreign exchange
    contracts                           232         232       8,181      8,181
Interest-rate agreements
    Interest-rate swaps                 113      (1,676)        235     (5,118)
    Forward-rate agreements             (91)        (91)         --        (62)

  Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, the Corporation's ability to actually realize these derived values cannot be assured. Management is concerned that reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates that must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values. In addition, the estimated fair values exclude non-financial assets, such as premises and equipment, and certain intangibles, such as core deposit premiums and customer relationships. Thus, the aggregate fair values presented do not represent the underlying value of the Corporation.

NOTE 13. NONINTEREST INCOME AND EXPENSE
- - --------------------------------------------------------------------------------
Noninterest Income

Noninterest income in the consolidated statement of income includes the following components:


Noninterest Income                                1993      1992      1991
- - -----------------------------------------------------------------------------
Trust Income                                    $ 28,857  $ 27,530  $ 27,295
Service Charges                                   39,343    38,436    40,859
International Noncredit Commissions and Fees       9,448     9,458     7,672
Foreign Exchange Income                            2,801     4,993     8,194
Interest on Tax Receivable                            --     5,903        --
Other Noninterest Income                           8,060     9,880     8,941
Securities Gains, Net                             24,141    34,213    13,692
- - -----------------------------------------------------------------------------

Total Noninterest Income                        $112,650  $130,413  $106,653

Noninterest Expense

Noninterest expense in the consolidated statements of income includes the following components:


Noninterest Expense                                  1993      1992      1991
- - --------------------------------------------------------------------------------
Salaries and Wages                                 $ 69,978  $ 74,145  $ 78,444
Pension and Other Employee Benefits                  18,048    15,141    14,389
Occupancy Expense, Net                               25,763    28,354    30,152
Furniture and Equipment Expense                      11,153    12,792    14,296
Provision for Losses on Accelerated Disposition
  of Real Estate Assets                                  --        --    49,800
Other Noninterest Expense:
  Advertising and Public Relations                    5,971     6,129     5,922
  Legal Fees                                          4,024     5,121     5,749
  Other Real Estate Owned Expense, Net               13,513    15,703    14,240
  FDIC Insurance Expense                             10,309     8,789     9,056
  Data Processing Services                           16,585    17,684    17,387
  Restructuring Expense                              34,554        --        --
  Other Noninterest Expense                          56,854    54,545    50,736
- - --------------------------------------------------------------------------------

Total Noninterest Expense                          $266,752  $238,403  $290,171

  Noninterest expense for 1993 included restructuring expense of $34.6 million, of which $20.8 million related to Riggs AP. The Riggs AP charge consists of severance of $1.6 million, the writeoff of the foreign currency translation account associated with Riggs-Washington's investment in Riggs AP of $11.5 million and $7.7 million of other restructuring expenses. The $13.8 million of restructuring expense related to BankStart '93 consisted of $7.0 million in consulting fees, $4.0 million in severance related costs, $1.0 million of occupancy-related costs and $1.8 million of other costs. These costs represent management's best estimate of the total costs of the restructurings and were accrued during 1993. These estimates are evaluated by management on an ongoing basis and, as adjustments become known, will be revised accordingly.

NOTE 14.  INCOME TAXES
- - --------------------------------------------------------------------------------

In February 1992, SFAS No. 109, "Accounting for Income Taxes" was issued. SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board No. 11 ("APB No. 11").

  Under SFAS No. 109, deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, SFAS No. 109 provides for the recognition of deferred tax assets based on tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not. Under APB No. 11 deferred tax assets were generally recognized only to the extent realization of such assets was assured beyond a reasonable doubt, which was generally demonstrated by the Corporation's ability to carry back tax losses or tax credits to recover taxes previously paid. The Corporation's net realizable deferred tax asset at December 31, 1992, under APB No. 11 was $10.1 million.

  The Corporation adopted SFAS No. 109 on January 1, 1993, and the effect of adoption was not material. Income tax provisions for 1992 and 1991 were determined under APB No. 11 and have not been restated to reflect adoption of SFAS No. 109.

  Income (loss) before income taxes relating to the operations of domestic offices (on shore) and foreign offices (off shore) was as follows:


                                   1993       1992       1991
- - -----------------------------------------------------------------
Domestic Offices                $(28,980)  $  3,920   $(51,162)
Foreign Offices                  (59,591)   (26,041)   (16,706)
- - ---------------------------------------------------------------
                                 (88,571)   (22,121)   (67,868)

Less:  Extraordinary Item,
    Gain on Purchase of Debt          --         --      4,209
- - ---------------------------------------------------------------

Total                           $(88,571)  $(22,121)  $(72,077)

  The current and deferred portions of the income tax provision (benefit), were as follows:


                                             1993      1992*    1991*
- - ------------------------------------------------------------------------
Current Provision (Benefit):
    Federal                                $  (24)  $(5,645) $ (7,682)
    State                                     254       257      (726)
    Foreign                                  (188)     (239)   (6,633)
- - ----------------------------------------------------------------------
Total Current Provision (Benefit)              42    (5,627)  (15,041)

Deferred Provision (Benefit):
    Federal                                 5,309     4,453     7,014
    State                                      --        --       673
    Foreign                                   289       105     2,947
- - ---------------------------------------------------------------------
Total Deferred Provision (Benefit)          5,598     4,558    10,634
- - ---------------------------------------------------------------------

Provision for Income Tax
    Expense (Benefit)                       5,640    (1,069)   (4,407)
Less: Tax Expense on
      Extraordinary Item                       --        --     1,723
- - ---------------------------------------------------------------------
Applicable Income Tax Expense (Benefit)    $5,640   $(1,069) $ (6,130)

* Restated to reflect reclassification of current and deferred taxes based upon actual timing differences determined upon filing of tax returns.

Reconciliation of Statutory Tax Rates to Effective Tax Rates:


                                                       1993      1992     1991
- - --------------------------------------------------------------------------------
Income tax computed at Federal statutory rate of 34%
 for 1993, 1992 and 1991                            $(30,114) $(7,522) $(23,076)

Add (Deduct):
  State tax, net of Federal tax benefit                  168      170       (35)
  Tax-exempt security interest                           (44)     (44)     (201)
  Tax-exempt loan interest                            (1,688)  (2,445)   (2,996)
  Tax-exempt interest disallowance                        45       76       135
  Amortization of fair value adjustments                 100      100       100
  Stock dividend deduction                               (33)     (19)      (43)
  Tax benefit on transfer of foreign assets not
   recognized                                          3,119       --        --
  Tax benefit on foreign exchange translation
   adjustment not recognized                           5,591                 --
  Tax benefit of net operating loss not recognized    27,504    7,979    20,686
  Other, net                                             992      636     1,023
- - --------------------------------------------------------------------------------

Provision for Income Tax Expense (Benefit)           $ 5,640  $(1,069) $ (4,407)
- - --------------------------------------------------------------------------------

Effective Tax Rate                                      (6.4)%    4.8%      6.5%

  The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 1993, follow:


Sources of Temporary Differences Resulting in Deferred Tax Liabilities (Assets):


                                       1993
- - -------------------------------------------------
Excess tax over book depreciation    $ 1,056
Pension plan and post-retirement       1,032
- - -------------------------------------------------
Total Deferred Tax Liabilities         2,088

Accrual to cash basis conversion        (366)
Provision for losses                 (34,445)
Other real estate owned              (14,314)
Deferred loan fees                      (459)
Alternative minimum tax carryover     (5,072)
Other tax credit carryovers             (886)
Net operating loss carryover         (22,479)
Other, net                            (3,296)
- - -------------------------------------------------

Total Deferred Tax Assets            (81,317)
Valuation Allowance                   74,694
- - -------------------------------------------------


Net Deferred Tax Liability (Asset)   $(4,535)

  At December 31,1992, and 1993, the Corporation maintained a valuation allowance of approximately $42.2 million and $74.7 million, respectively, to reduce the net deferred tax asset to $10.1 million and $4.5 million, respectively.

  The net change in the valuation allowance for deferred tax assets during 1993 was an increase of $32.5 million. The change related to an additional $14.9 million of loss carryforwards generated in 1993, $12.0 million of additional unbenefited regular deferred assets, and a $5.6 million reduction in existing deferred tax assets resulting from changes in financial forecasts and a tax refund from a loss carryback.

  The deferred tax assets include, among other items, investment tax credit carryforwards for Federal income tax purposes of $0.8 million that are available to reduce future Federal income tax through 2004, $0.1 million in foreign tax credit carryforwards that are available to reduce future income tax through 1997, and alternative minimum tax credit carryforwards of $5.1 million that are available to reduce future Federal regular income taxes over an indefinite period. In addition, the deferred tax assets include the benefit of tax loss carryforwards for $22.5 million, detailed as follows:


                 Expire   Expire   Expire
                 in 1998  in 2007  in 2008  Unlimited  Total
- - ---------------------------------------------------------------
Federal Taxes     $4,544     $ --  $3,392   $    --    $ 7,936
State Taxes           --      918   3,500        --      4,418
Foreign Taxes         --       --      --    10,125     10,125
- - ---------------------------------------------------------------
Total             $4,544     $918  $6,892   $10,125    $22,479

NOTE 15.  COMMON AND PREFERRED STOCK
- - --------------------------------------------------------------------------------

The Corporation is authorized to issue 50 million shares of Common Stock, par value $2.50 (the "Common Stock"). At December 31, 1993, the Corporation had 30,222,014 shares issued and outstanding.

  On October 21, 1993, the Corporation issued and sold 5,000,000 shares of Common Stock, at a price of $7.75 per share, in transactions exempt from the registration requirements of the Securities Act of 1933. The net proceeds from the sale of the Common Stock totaled approximately $37.0 million and will be used for general purposes, which may include the payment of debt service, the payment of dividends on preferred stock, investments in or extensions of credit to its subsidiaries, and for other working capital purposes.

  Pursuant to a rights offering that commenced on December 12, 1991, and expired on January 23, 1992, the Corporation sold 11,445,000 shares of Common Stock, representing all of the shares offered, at a subscription price of $4.375 per share. Net proceeds from the offering were $49.1 million.

  The Corporation is authorized to issue 25 million shares of Preferred Stock, the conditions of which will be set at the time of issuance. As of December 31, 1993, 4,764,537 shares of Preferred Stock were issued and outstanding.

  On October 21, 1993, the Corporation issued 4,000,000 shares of 10.75% Noncumulative Perpetual Preferred Stock, Series B ("Series B Preferred"), in transactions exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred shares have a liquidation preference of $25 per share, no preemptive rights, no public market and are non-voting (subject to certain limited exceptions). The Series B Preferred is not redeemable prior to October 1, 1998, at which time, at the Corporation's option, it may redeem in whole or in part the Series B Preferred at prices ranging from $27.25 in October 1998 to $25.00 in October 2008 and thereafter, plus accrued but unpaid dividends. There is no mandatory redemption or sinking fund obligation associated with the Series B Preferred. Dividends are payable on February 1, May 1, August 1 and November 1 of each year and are noncumulative. The Board of Directors of the Corporation declared a dividend of $0.746528 per share, payable on February 1, 1994, to shareholders of record on January 17, 1994, which covers the initial dividend period commencing October 21, 1993, and ending January 31, 1994. The proceeds from the Series B Preferred, net of expenses, was $95.3 million.

  During the second quarter of 1992, the Corporation issued 764,537 shares of 7.5% Cumulative Convertible Preferred Stock, Series A ("Series A Preferred"), to Norwich Union Insurance Group, a major insurance company headquartered in Norwich, England. The Series A Preferred was issued in exchange for debt of Riggs AP Bank Ltd., the Corporation's indirectly owned United Kingdom banking subsidiary. The Series A Preferred have no preemptive rights and are non-voting, subject to certain limited exceptions. The Series A Preferred shares have a liquidation preference of $25 per share and are convertible at the holder's option into 2,002,141 shares of common stock, at $9.5465 per share.
The Series A Preferred Shares are redeemable, in whole or in part, at the Corporation's option, beginning July 1, 1996, at $26.125 per share and declining to $25.00 per share after July 1, 2002, plus any accrued but unpaid dividends. There is no mandatory redemption or sinking fund obligation associated with the Series A Preferred. Dividends are payable on February 1, May 1, August 1, and November 1 of each year and are cumulative. There is currently no public market for the Series A Preferred. All dividends related to the Series A Preferred have been paid.

NOTE 16.  BENEFIT PLANS
- - --------------------------------------------------------------------------------

PENSION PLANS

Riggs National Corporation

Under the Corporation's noncontributory defined benefit pension plan, benefits are normally based on years of service and the average of the highest base annual salary for a consecutive five-year period prior to retirement.

Reconciliation of Funded Status and Prepaid Pension Cost


                                   1993       1992      1991
- - ----------------------------------------------------------------
Actuarial present value of
accumulated benefit
obligation:
    Vested benefits             $(61,010)  $(50,017)  $(44,016)
    Nonvested benefits            (3,415)    (2,666)    (2,659)
- - ---------------------------------------------------------------

Total                           $(64,425)  $(52,683)  $(46,675)
- - ---------------------------------------------------------------

Actuarial present value
of projected benefit
obligation, for service
rendered to date                $(77,243)  $(62,878)  $(59,754)
Plan assets at fair value --
primarily unit funds              66,780     64,624     63,527
- - ---------------------------------------------------------------

Plan assets in excess
of projected benefit
obligation                      $(10,463)  $  1,746   $  3,773
Unrecognized net loss
from past experience
different from that
assumed and effects of
changes in assumptions            19,757      9,040      6,681
Unrecognized balance
of initial net asset              (2,920)    (3,651)    (4,382)
Unrecognized prior
service cost                      (1,278)    (1,602)         9
- - ---------------------------------------------------------------

Prepaid pension cost            $  5,096   $  5,533   $  6,081

  The Corporation's funding policy is to contribute an amount at least equal to the minimum required contribution under the Employee Retirement Income Security Act.

  The assets of the Corporation's pension plan consist of an Immediate Participation Guarantee contract with a life insurance company and funds held in trust by the Corporation. The monies held in trust are invested primarily in fixed-income and equity pooled funds.


Net Periodic Pension Cost


                                   1993     1992     1991
- - -----------------------------------------------------------
Service cost - benefits earned
during the period                $ 1,773  $ 1,828  $ 1,589
Interest cost on projected
benefit obligation                 5,427    5,149    4,887
Actual return on plan assets      (7,840)  (5,039)  (9,957)
Net amortization and deferral      1,285   (1,323)   3,800
- - -----------------------------------------------------------

Net periodic pension cost        $   645  $   615  $   319
- - -----------------------------------------------------------

Assumptions used in
accounting for the plan were:       1993     1992     1991
- - -----------------------------------------------------------

Weighted-average discount rate      7.50%    8.75%     9.0%
Rates of increase in
compensation levels                  5.0%     5.0%     6.0%
Expected long-term
rate of return on plan assets       10.0%    10.0%    10.0%
- - -----------------------------------------------------------


Riggs AP Bank

The Riggs AP pension plan provides monthly pension payments upon normal retirement at age 60 or upon later retirement to substantially all employees. Reduced pensions are available for early retirement or disability. The plan has a final-pay benefit formula that takes into account years of service.

Reconciliation of Funded Status and Prepaid Pension Cost


                                      1993       1992       1991
- - ------------------------------------------------------------------
Actuarial present value of
accumulated benefit obligation:
    Vested benefits                $(10,767)  $ (9,868)  $(11,117)
    Nonvested benefits                   --         (5)        (4)
- - ------------------------------------------------------------------

Total                              $(10,767)  $ (9,873)  $(11,121)
- - ------------------------------------------------------------------

Actuarial present value
of projected benefit
obligation, for service
rendered to date                   $(12,105)  $(10,637)  $(12,751)
Plan assets at fair value --
primarily unit funds                 14,876     13,028     14,719
- - ------------------------------------------------------------------

Plan assets in excess of
projected benefit obligation       $  2,771   $  2,391   $  1,968
Unrecognized net loss (gain)
from past experience
different from that assumed
and effects of changes in
assumptions                          (2,638)    (1,938)      (971)
Unrecognized balance of
initial net asset                    (1,499)    (1,742)    (2,411)
- - ------------------------------------------------------------------

Accrued pension cost               $ (1,366)  $ (1,289)  $ (1,414)


   Riggs AP's annual pension costs are determined based on the Projected Unit Credit Cost Method with specific amortization schedules for the various categories of plan liabilities. Actuarial assumptions are selected based on guidelines established by the Financial Accounting Standards Board.


Net Periodic Pension Cost


                                    1993     1992     1991
- - -----------------------------------------------------------
Service cost - benefits earned
during the period                $   489  $   625  $   879
Interest cost on projected
benefit obligation                   917    1,009      902
Actual return on plan assets      (1,021)  (1,158)  (1,054)
Net amortization and deferral       (208)    (237)    (236)
- - -----------------------------------------------------------

Net periodic pension cost        $   177  $   239  $   491
- - -----------------------------------------------------------
Assumptions used in
accounting for the plan were:       1993     1992     1991
- - -----------------------------------------------------------
Weighted-average discount rate       8.0%     9.0%     9.0%
Rates of increase in
compensation levels                  7.0%     7.0%     7.0%
Expected long-term
rate of return on plan assets        9.0%     9.0%     9.0%
- - -----------------------------------------------------------

Supplemental Executive Retirement Plan. Effective January 1, 1993, the Corporation adopted a Supplemental Executive Retirement plan to provide supplemental retirement income and preretirement death benefits to certain key employees of the Corporation and its subsidiaries at the level of senior vice president and above. The Compensation Committee of the Board of Directors has the authority to determine the amount of benefits to be paid upon the participant's retirement, termination of employment or death and the vesting schedule under which such benefits will be paid. Under parameters adopted by the Compensation Committee, the amount of benefits is based on the participant's corporate title, functional responsibility and service as a member of the Board of Directors. Upon the later of a participant's termination of employment or attainment of age 62, the participant will receive the vested portion of the supplemental retirement benefit, payable for life of the participant, but for no more than 15 years. In the case of the death of a participant while employed, the participant's beneficiary will receive the supplemental benefit for 15 years.

                 ---------------------------------------------

POSTRETIREMENT BENEFITS

In addition to providing pension benefits, the Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all active employees may become eligible for benefits if they reach normal retirement age or if they retire earlier with at least ten years' service. Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Corporation recognizes the cost of providing those benefits by expensing the annual insurance premiums, which were $6.6 million in 1993, $6.4 million in 1992 and $5.6 million in 1991.

  In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires a significant change in the Corporation's historical practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of benefits during the years that the employee renders the necessary service. The Statement is generally effective for fiscal years beginning after December 15, 1992, except that its application to plans outside the United States (such as Riggs AP Bank Ltd.'s plan) was delayed to fiscal years beginning after December 15, 1994. The Corporation implemented SFAS No. 106 on January 1, 1993, resulting in an accumulated transition obligation of $13.0 million, which the Corporation elected to recognize on a delayed basis over a 20-year period. The Corporation experienced an increase of approximately $1.5 million in 1993 for postretirement health and life insurance expenses due to the implementation of SFAS No. 106, which included $652 thousand relating to the amortization of the transition obligation.

  Three benefit plans are provided by the Corporation to retired employees:
Medical and Hospitalization Insurance, Dental Insurance and Life Insurance.

Medical and Hospitalization Insurance. Retirees are eligible for postretirement benefits if they have been employed by the Corporation for at least 10 years at the time of their retirement. Participants pay a portion of their premium. Participants are in two general categories of benefits. Retirees over the age of 65 participate in a "coordination of benefits"- style plan in which Medicare is their primary insurer and the plan pays the remainder of medical and hospitalization insurance up to prescribed coverage limits. Retirees under 65 are in one of two plans. They may continue to participate in HMO's if they participated in the HMO as an active employee. The majority of retirees participate in a "point-of-service" plan that offers participants health care through a network of affiliated providers at pre-negotiated prices to the plan and low HMO-style co-payments to the participants. The plan also allows participants to use a non-network-affiliated provider, but the participants must pay a deductible and receive only a partial reimbursement of their expenses.

Dental Insurance. Retirees become eligible for dental insurance on the same schedule as medical and hospitalization. Participants pay a portion of their premium. There are two plan options from which participants may choose. The first option is an indemnity plan that offers partial reimbursement up to an annual limit. The second plan offers services through a network of affiliated providers; the participant is liable only for a small co-payment when using a network-affiliated provider.

Life Insurance. Retirees receive a life insurance benefit equal to one-half of their last annual salary with the Corporation.

The net periodic cost for postretirement health and life insurance benefits during 1993 included the following:



                                                                       Amount
- - -------------------------------------------------------------------------------
Service Cost                                                           $   596
Interest Cost                                                            1,128
Other                                                                      652
- - -------------------------------------------------------------------------------

Total                                                                  $ 2,376

The funding status of the postretirement plans and the amounts recognized in the Corporation's Statements of Financial Condition at December 31, 1993, follow:


                                                                        Amount
- - --------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                              $ 10,865
Fully eligible active plan participants                                  1,867
Other active plan participants                                           2,343
- - --------------------------------------------------------------------------------
Total                                                                   15,075

Unrecognized transition obligation                                     (12,377)
Unrecognized net loss                                                   (1,298)
- - --------------------------------------------------------------------------------

Accrued postretirement benefit cost                                   $  1,400

The assumed health care cost trend rate ranged from 8% to 12% for 1993, gradually decreasing to 6% by the year 2003 and remaining constant thereafter. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1993, by $1.0 million, and increase the net periodic postretirement benefit cost for 1993 by $100 thousand.

 ----------------------------------------------------------------------------
1993 STOCK OPTION PLAN

On March 10, 1993, the Board of Directors of the Corporation adopted the "1993 Stock Option Plan" (the "Plan"), which was approved at the May 14, 1993, Annual Meeting of Shareholders. The Plan provides for the issuance of options to purchase shares of Common Stock of the Corporation. Key employees of the Corporation and certain subsidiaries may be granted either incentive or nonqualified stock options. Generally, the exercise price cannot be less than the fair market value of the Common Stock at the date of the grant. The aggregate number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan is 1,250,000. Unless previously terminated by the Board of Directors, the Plan will terminate on March 10, 2003. A summary of the stock option activity for 1993 follows:


                                     Stock    Average Price
                                    Options     Per Share
- - -------------------------------------------------------------
Outstanding at December 31, 1992         --        $  --
Granted                             742,000         8.53
Exercised                                --           --
Terminated                               --           --
- - --------------------------------------------------------

Outstanding at December 31, 1993    742,000        $8.53

NOTE 17.  FOREIGN ACTIVITIES
- - --------------------------------------------------------------------------------

Foreign activities are those conducted with customers domiciled outside the United States, regardless of the location of the banking office. Foreign business activity is substantially integrated within the Corporation. As a result, it is not possible to definitively classify the business of most operating activities as entirely domestic or foreign. The Foreign Consolidated Statements of Condition shown below reflect the portion of the Corporation's consolidated statements of condition derived from transactions with customers who are domiciled outside the United States.


Foreign Consolidated Statements of
 Condition                                                December 31,
                                                  1993        1992        1991
- - --------------------------------------------------------------------------------
Assets

Deposits with Banks in Foreign Countries:
  Interest Bearing                              $144,446  $  538,822  $  435,884
  Other                                            6,775       7,024       8,630
- - --------------------------------------------------------------------------------

Total Deposits with Banks in Foreign
 Countries                                       151,221     545,846     444,514
Securities Available for Sale                      1,915          --          --
Securities Held-to-Maturity                       13,659      41,896      57,592
- - --------------------------------------------------------------------------------

Loans to Foreign Customers:
  Governments and Official Institutions           28,113      29,319      27,377
  Banks and Financial Institutions                14,999      24,734      28,481
  Commercial and Industrial and Commercial
   Property                                      192,576     290,517     578,760
  Other                                           19,530      25,999      23,886
- - --------------------------------------------------------------------------------

Total Loans, Net of Unearned Discount            255,218     370,569     658,504
Less: Reserve for Loan Losses                     27,785      25,481      31,434
- - --------------------------------------------------------------------------------

Loans, Net                                       227,433     345,088     627,070
Pool Funds Provided, Net/1/                      202,960      45,028     282,710
Other Assets                                      65,467      98,839     127,983
- - --------------------------------------------------------------------------------

Total Assets                                    $662,655  $1,076,697  $1,539,869

Liabilities

Foreign Deposits:
  Banks in Foreign Countries                    $ 50,507  $  165,660  $  338,654
  Governments and Official Institutions          142,769     150,249     223,529
  Other                                          410,900     678,425     768,181
- - --------------------------------------------------------------------------------

Total Deposits/2/                                604,176     994,334   1,330,364
Short-Term Borrowings                                373          31         850
Long-Term Debt                                        --          --      18,802
Other Liabilities                                 58,106      82,332     189,853
- - --------------------------------------------------------------------------------

Total Liabilities                               $662,655  $1,076,697  $1,539,869

Supplemental Data on Foreign Deposits

Demand                                          $138,241  $  127,813  $  133,521
Savings, NOW and Money Market                    252,785     334,773     301,755
Time/3/                                          213,150     531,748     895,088
- - --------------------------------------------------------------------------------

Total Foreign Deposits                          $604,176  $  994,334  $1,330,364

/1/ Pool Funds Provided. Net are amounts contributed by foreign activities to fund domestic activities.
/2/ Total foreign deposits in domestic offices totaled $395.4 million, $480.0 million and $520.4 million at December 31, 1993, 1992 and 1991, respectively.
/3/  The majority of time deposits are in amounts of $100 thousand or more.

  The table to the right reflects changes in the reserve for loan losses on loans to customers domiciled outside the United States. Although this reserve is allocated to foreign operations, it is available to the entire loan portfolio. Allocations of the provision for loan losses are based upon actual charge-off experience and additional amounts deemed necessary in relation to risks inherent in the foreign loan portfolio.

  The table below reflects foreign assets by geographical location for the last three years and selected categories of the Consolidated Statements of Income. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank's home country are considered as loans to, or deposits with, the foreign bank. To measure profitability of foreign activity, the Corporation has established a funds pricing system for units that are users or providers of funds. Noninterest income and expense allocations are based on earning assets and interest-bearing liabilities identified with each geographical area.

Foreign Reserve for Loan Losses


                                  1993       1992           1991
- - ------------------------------------------------------------------
Balance, January 1              $25,481    $31,434        $21,015

Provisions for Loan Losses       29,511     32,534         21,896

Loans Charged-Off                31,400     35,575         13,172
Less: Recoveries on
        Charged-Off Loans         4,712        279          1,678
- - ------------------------------------------------------------------

Net Charge-Offs                  26,688     35,296         11,494

Foreign Exchange
  Translation Adjustments          (519)    (3,191)            17
- - ------------------------------------------------------------------

Balance, December 31            $27,785    $25,481        $31,434

Geographical Performance


                                                                              Income (Loss)   Net
                                         Total Assets     Total     Total        before      Income
                                         December 31,    Revenue   Expenses   Income Taxes   (Loss)
- - -----------------------------------------------------------------------------------------------------
Middle East and Africa             1993  $  51,703     $ 10,575   $ 11,536   $   (961)    $ (1,023)
                                   1992     32,719       12,162     13,400     (1,238)      (1,174)
                                   1991     41,803       15,675     13,689      1,986        1,666
- - ----------------------------------------------------------------------------------------------------

Europe                             1993    296,693       33,538     92,604    (59,066)     (62,829)
                                   1992    671,297       66,826     96,981    (30,155)     (28,609)
                                   1991  1,070,712      125,821    143,628    (17,807)     (14,936)
- - ----------------------------------------------------------------------------------------------------

Asia/Pacific                       1993     11,755        4,681      2,823      1,858        1,976
                                   1992     10,234        4,750      6,064     (1,314)      (1,246)
                                   1991     11,278       12,768     13,193       (425)        (357)
- - ---------------------------------------------------------------------------------------------------

South and Central America          1993     22,200       10,278      6,028      4,250        4,521
                                   1992     42,904       12,957      9,517      3,440        3,263
                                   1991     32,697       21,099     16,127      4,972        4,170
- - ---------------------------------------------------------------------------------------------------

Carribean                          1993     73,456        1,774      1,745         29           31
                                   1992    244,522        3,639      3,968       (329)        (312)
                                   1991     96,749        6,030      4,580      1,450        1,216
- - ---------------------------------------------------------------------------------------------------

Other                              1993      3,888        2,065      1,520        545          579
                                   1992     29,993        1,609      1,478        131          124
                                   1991      3,920        1,580      2,032       (452)        (379)
- - ---------------------------------------------------------------------------------------------------

Total Foreign*                     1993  $ 459,695     $ 62,911   $116,256   $(53,345)  $  (56,745)
                                   1992  1,031,669      101,943    131,408    (29,465)     (27,954)
                                   1991  1,257,159      182,973    193,249    (10,276)      (8,620)
- - ---------------------------------------------------------------------------------------------------

Percentage of Foreign              1993         10%          17%        25%       n/a%         n/a%
  To Consolidated                  1992         20           22         27        n/a          n/a
                                   1991         23           31         30        n/a          n/a

* Total foreign assets at December 31, 1993, 1992 and 1991, exclude net pool funds contributed by foreign activities to fund domestic activities.

NOTE 18. PARENT CORPORATION FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

Statements of Income


                                                    Years Ended December 31,
                                                   1993       1992       1991
- - --------------------------------------------------------------------------------
Revenues
Dividends from Subsidiaries                     $  1,594   $  1,003   $    141
Interest on Loans                                     --         15        275
Interest on Time Deposit Placements                  173      1,156      2,211
Interest on Resale Agreements                      1,755      1,520      5,901
Interest and Dividends on Securities
 Held-to-Maturity                                    809        533      2,304
Other Operating Income                             2,502      3,720      2,635
- - --------------------------------------------------------------------------------
Total Revenues                                     6,833      7,947     13,467

Operating Expenses

Interest Expense                                  15,009     14,603     20,462
Other Operating Expenses                           3,995     12,922      3,873
- - --------------------------------------------------------------------------------
Total Operating Expenses                          19,004     27,525     24,335

Income (Loss) before Taxes and Extraordinary
 Item                                            (12,171)   (19,578)   (10,868)
Applicable Income Tax (Benefit) Expense*          (1,780)    (2,999)    (3,976)
- - --------------------------------------------------------------------------------

Income (Loss) before Undistributed Earnings
 (Losses) of Subsidiaries                        (10,391)   (16,579)    (6,892)
Undistributed Earnings (Losses) of
 Subsidiaries                                    (83,820)    (4,473)   (59,055)
- - --------------------------------------------------------------------------------

Income (Loss) before Extraordinary Item, Net
 of Tax                                          (94,211)   (21,052)   (65,947)
Extraordinary Item - Gain on Purchase of
 Debt, Net of Tax                                     --         --      2,486
- - --------------------------------------------------------------------------------

Net Income (Loss)                               $(94,211)  $(21,052)  $(63,461)

* Applicable income taxes are provided for based on parent corporation income only and do not reflect the tax expense or benefit of the subsidiaries' operations.



Statements of Condition


                                                               December 31,
                                                              1993       1992
- - --------------------------------------------------------------------------------
Assets

Cash and Due from Banks                                    $  1,548   $  1,879
Time Deposit Placements                                          --     20,000
Intercompany Resale Agreements                              157,960         --
Resale Agreements                                                --     56,500
Securities Held-to-Maturity                                 134,783         --
Premises and Equipment, Net                                  10,258     10,834
Investment in Subsidiaries                                  323,266    358,409
Other Assets                                                 14,992     12,585
- - --------------------------------------------------------------------------------

Total Assets                                               $642,807   $460,207

Liabilities

Intercompany Repurchase Agreements                         $134,660   $     --
Other Liabilities                                             1,625      1,462
Long-Term Debt                                              213,325    213,325
- - --------------------------------------------------------------------------------
Total Liabilities                                           349,610    214,787

Stockholders' Equity

Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31, 1993, and
   1992; Liquidation Preference - $25 per share
  Cumulative Convertible Series A - 764,537 shares at
   December 31, 1993, and 1992                                  765        765
  Noncumulative Perpetual Series B - 4,000,000 shares at
   December 31, 1993                                          4,000         --
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31, 1993, and
   1992
  Shares Issued - 31,122,812 at December 31, 1993, and
   26,122,812 at December 31, 1992                           77,807     65,307
Surplus:
  Preferred Stock                                           109,541     18,232
  Common Stock                                              156,023    131,572
Foreign Exchange Translation Adjustments                     (1,527)   (11,413)
Undivided Profits (Accumulated Deficit)                     (30,965)    64,680
Unrealized Net Gain on Securities Available for Sale          1,276         --
Treasury Stock - 900,798 shares at December 31, 1993,
 and 1992                                                   (23,723)   (23,723)
- - --------------------------------------------------------------------------------
Total Stockholders' Equity                                  293,197    245,420
- - --------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                 $642,807   $460,207

Statements of Cash Flows


                                                    Years Ended December 31,
                                                   1993       1992       1991
- - --------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                              $ (94,211)  $(21,052) $ (63,461)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash
  Provided by (Used in) Operating Activities:
  Provisions for Loan Losses, OREO,
   Depreciation, Purchase Accounting
   and Deferred Taxes                              1,537      9,667      1,727
    Decrease (Increase) in Other Assets           (2,407)    (3,734)    (2,688)
    Increase (Decrease) in Other Liabilities         163      1,007    (25,351)
    Undistributed (Earnings) Losses of
     Subsidiaries                                 83,820      4,473     59,055
- - --------------------------------------------------------------------------------

      Total Adjustments                           83,113     11,413     32,743
- - --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating
 Activities                                      (11,098)    (9,639)   (30,718)
- - --------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Proceeds from Securities Held-to-Maturity           --        500     22,000
  Purchase of Securities Held-to-Maturity       (134,783)        --         --
  Net Decrease (Increase) in Capital Notes of
   Banking Subsidiaries                               --     11,598     48,000
  Net Decrease (Increase) in Loans                    --      3,000     (3,000)
  Net Decrease (Increase) in Premises, Net            (1)        82     (1,453)
  Net Decrease (Increase) in Investment in
   Subsidiaries                                  (50,040)    (2,188)   (98,249)
  Other, Net                                       1,679      1,137         --
- - --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing
 Activities                                     (183,145)    14,129    (32,702)
- - --------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Short-Term
   Borrowings                                    134,660         --   (123,749)
  Repayments and Purchase of Long-Term Debt           --         --    (13,200)
  Proceeds from the Issuance of Preferred and
   Common Stock                                  132,260     49,065         --
  Dividend Payments                               (1,434)      (358)    (2,756)
- - --------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing
 Activities                                      265,486     48,707   (139,705)
- - --------------------------------------------------------------------------------

Effect of Exchange Rate Changes                    9,886     (6,211)    (6,501)
- - --------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash
 Equivalents                                      81,129     46,986   (209,626)

Cash and Cash Equivalents at Beginning of Year    78,379     31,393    241,019
- - --------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year       $ 159,508   $ 78,379  $  31,393

Supplemental Schedule of Noncash Investing
 and Financing Activites:
  Preferred Stock Issued in Exchange for
   Long-Term Debt                              $      --   $ 18,997  $      --

Supplemental Disclosures:
  Interest Paid                                $  14,469   $ 14,647  $  20,568
  Income Tax Payments (Refund)                        --     (7,061)   (12,135)

                   Report of Independent Public Accountants

To Riggs National Corporation:

We have audited the accompanying consolidated statements of condition of RIGGS NATIONAL CORPORATION (a Delaware corporation) and its subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of Riggs National Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Riggs AP Bank Limited (an indirect, wholly owned subsidiary), which statements reflect total assets of 10.3% and 17.4%, and total interest income of 20.7% and 24.5% of the related consolidated totals for 1992 and 1991, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Riggs AP Bank Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 1993, and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen & Co.

Washington, D.C.,
  January 31, 1994

                         Supplemental Financial Data

QUARTERLY FINANCIAL INFORMATION


                                                            1993
(Unaudited) for the Years Ended
 December 31, 1993, 1992 and 1991           First     Second     Third   Fourth
(In Thousands, Except Per Share Amounts)   Quarter    Quarter   Quarter  Quarter
- - --------------------------------------------------------------------------------
Interest Income                           $ 67,784   $ 65,290   $61,961  $61,916
Interest Expense                            33,829     32,044    29,511   26,746
- - --------------------------------------------------------------------------------
Net Interest Income                         33,955     33,246    32,450   35,170
Less: Provision for Loan Losses             14,200     49,193     3,772    2,125
- - --------------------------------------------------------------------------------
Net Interest Income (Loss) after
 Provision for Loan Losses                  19,755    (15,947)   28,678   33,045
Noninterest Income                          22,250     47,274    21,887   21,239
Provision for Losses on Accelerated
 Disposition of Real Estate Assets              --         --        --       --
Noninterest Expense                         69,461     98,660    47,510   51,121
- - --------------------------------------------------------------------------------
Income (Loss) before Taxes and
 Extraordinary Item                        (27,456)   (67,333)    3,055    3,163
Applicable Income Tax (Benefit) Expense        165      5,300        93       82
- - --------------------------------------------------------------------------------
Income (Loss) before Extraordinary
 Item, Net of Taxes                        (27,621)   (72,633)    2,962    3,081
Extraordinary Item - Gain on Purchase
 of Debt, Net of Taxes                          --         --        --       --
- - --------------------------------------------------------------------------------
Net Income (Loss)                         $(27,621)  $(72,633)  $ 2,962  $ 3,081
- - --------------------------------------------------------------------------------
Earnings (Loss) Per Share:
Income (Loss) before Extraordinary
 Item, Net of Taxes                       $  (1.11)  $  (2.89)  $  0.10  $  0.09
Extraordinary Item - Gain on Purchase
 of Debt, Net of Taxes                          --         --        --       --
- - --------------------------------------------------------------------------------
Earnings (Loss) Per Share                 $  (1.11)  $  (2.89)  $  0.10  $  0.09


CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION


                                               1993        1992          1991         1990         1989
- - --------------------------------------------------------------------------------------------------------
Net Income to Average:

Earning Assets                               (2.18)%       (.46)%      (1.18)%       (.89)%        .67%
Total Assets                                 (1.91)        (.40)       (1.04)        (.80)         .60
Stockholders' Equity                        (42.84)       (7.99)      (25.19)      (16.63)       11.90
- - --------------------------------------------------------------------------------------------------------
Average

Loans to Deposits                            51.65%       55.33%       64.64%       71.38%       71.34%
Stockholders' Equity to Loans                10.08        10.26         7.36         8.35         8.88
Stockholders' Equity to Deposits              5.21         5.68         4.76         5.96         6.33
Stockholders' Equity to Assets                4.46         5.00         4.15         4.82         5.03
- - --------------------------------------------------------------------------------------------------------
At December 31:

Reserve for Loan Losses to Net Loans          3.42%        3.86%        3.45%        2.84%        1.04%

Common Stockholders                          4,488        4,481        4,389        4,365        4,421
Employees                                    1,667        2,147        2,187        2,426        2,397
Banking Offices                                 75           76           75           76           65
- - --------------------------------------------------------------------------------------------------------
Per Share Data:

Dividend Payout Ratio                          n/a          n/a          n/a          n/a        43.68%
Average Common Shares Outstanding       26,208,315   24,534,063   13,777,014   13,777,014   13,777,014
Book Value per Common Share                  $5.92        $8.98       $14.88       $20.16       $24.85
- - --------------------------------------------------------------------------------------------------------

                  1992                                                              1991
 First     Second      Third     Fourth                            First     Second      Third     Fourth
Quarter    Quarter    Quarter    Quarter                          Quarter    Quarter    Quarter    Quarter
- - -----------------------------------------------------------------------------------------------------------
$90,155    $89,017     $79,178  $ 69,190                         $141,040   $118,752   $112,755   $102,268
 54,464     52,646      45,421    37,073                           98,080     81,081     74,758     65,800
- - -----------------------------------------------------------------------------------------------------------
 35,691     36,371      33,757    32,117                           42,960     37,671     37,997     36,468
  6,375     11,657       6,780    27,255                           11,271      9,375     17,970      5,039
- - -----------------------------------------------------------------------------------------------------------
 29,316     24,714      26,977     4,862                           31,689     28,296     20,027     31,429
 27,073     30,668      45,180    27,492                           27,984     22,494     31,119     25,056
     --         --          --        --                               --         --     49,800         --
 56,603     57,585      66,860    57,355                           59,593     62,982     61,627     56,169
- - -----------------------------------------------------------------------------------------------------------
   (214)    (2,203)      5,297   (25,001)                              80    (12,192)   (60,281)       316
    (19)      (190)         80      (940)                            (886)    (4,414)       958     (1,788)
- - -----------------------------------------------------------------------------------------------------------
   (195)    (2,013)      5,217   (24,061)                             966     (7,778)   (61,239)     2,104
     --         --          --        --                            1,164      1,322         --         --
- - -----------------------------------------------------------------------------------------------------------
$  (195)   $(2,013)    $ 5,217  $(24,061)                        $  2,130   $ (6,456)  $(61,239)  $  2,104
- - -----------------------------------------------------------------------------------------------------------
$  (.01)   $  (.08)    $   .21  $   (.97)                        $    .07   $   (.57)  $  (4.44)  $    .15
     --         --          --        --                              .08        .10         --         --
- - -----------------------------------------------------------------------------------------------------------
$  (.01)   $  (.08)    $   .21  $   (.97)                        $    .15   $   (.47)  $  (4.44)  $    .15


QUARTERLY STOCK INFORMATION *

                                     Price Range       Dividends
                                   High        Low     Declared
- - --------------------------------------------------------------------
1993 Fourth Quarter              $ 9.375     $ 7.875  $     --
     Third Quarter                 9.50        6.25         --
     Second Quarter               10.625       7.125        --
     First Quarter                11.625       7.75         --
- - --------------------------------------------------------------------
1992 Fourth Quarter              $10.125     $ 7.00   $     --
     Third Quarter                 8.25        6.375        --
     Second Quarter                8.625       6.375        --
     First Quarter                 9.25        4.25         --
- - --------------------------------------------------------------------
1991 Fourth Quarter              $ 6.75      $ 3.75   $     --
     Third Quarter                 8.75        5.875        --
     Second Quarter               12.25        7.75         --
     First Quarter                13.00        6.63        .05
- - --------------------------------------------------------------------

* The high and low information listed above represents high and low sales prices as reported on the NASDAQ National Market System.

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                    1993                          1992                           1991
                                                             Average                         Average                       Average
                                         Average   Income/   Yields/   Average    Income/    Yields/  Average    Income/   Yields/
(In thousands)                          Balances   Expense   Rates     Balances   Expense     Rates   Balances   Expense    Rates
- - ----------------------------------------------------------------------------------------------------------------------------------
Assets
Loans, Net of Unearned Discounts         $319,070  $23,316     7.31%  $  514,688  $54,422    10.57%  $  707,516 $ 85,877   12.14%
Securities                                 22,600    2,942    13.02       52,361    4,127     7.88       80,822    7,051    8.72
Time Deposits with Other Banks            315,490   14,035     4.45      443,054   23,392     5.28      499,227   46,254    9.27
Pool Funds Provided, Net*                 190,348    6,281     3.30      169,161    6,437     3.81      435,226   25,287    5.81
- - ----------------------------------------------------------------------------------------------------------------------------------

Total Earning Assets and
  Average Rate Earned                     847,508   46,574     5.50    1,179,264   88,378     7.49    1,722,791  164,469    9.55

Less: Reserve for Loan Losses              28,834                         19,816                         23,584
Cash and Due from Banks                    26,714                         29,417                         40,259
Premises and Equipment, Net                19,038                         24,596                         13,410
Other Assets                               44,309                         89,864                        104,488
- - ----------------------------------------------------------------------------------------------------------------------------------

Total Assets                             $908,735                     $1,303,325                     $1,857,364

Liabilities and Stockholders' Equity
Interest-Bearing Deposits:
  Savings, NOW and Money Market          $315,119  $ 7,268     2.31%  $  352,167  $11,498     3.27%  $  318,831 $ 15,188    4.76%
  Other Time                              376,399   22,929     6.09      664,496   57,111     8.59    1,176,185  115,685    9.84
- - ----------------------------------------------------------------------------------------------------------------------------------

Total Interest-Bearing Deposits           691,518   30,197     4.37    1,016,663   68,609     6.75    1,495,016  130,873    8.75
Short-Term Borrowings                         389       19     4.84          498       22     4.40        1,431        6     .39
Long-Term Debt                                 --       --       --        8,837    1,013    11.46       17,773    1,942   10.93
- - ----------------------------------------------------------------------------------------------------------------------------------

Total Interest-Bearing Funds
  and Average Rate Incurred               691,907   30,216     4.37    1,025,998   69,644     6.79    1,514,220  132,821    8.77

Demand Deposits                           143,521                        131,858                        125,938
Other Liabilities and
  Stockholders' Equity                     73,307                        145,469                        217,206
- - ----------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and
  Stockholders' Equity                   $908,735                     $1,303,325                     $1,857,364

Net Interest Income and Spread                     $16,358     1.13%              $18,734      .70%             $ 31,648     .78%

Net Interest Margin on Earning Assets                          1.93%                          1.59%                         1.84%

* Pool Funds Provided, Net are amounts contributed by foreign activities to fund domestic activities.


Foreign Net Interest Income Changes*

                                                    1993 Versus 1992                        1992 Versus 1991
                                              Due to     Due to      Total            Due to      Due to     Total
                                               Rate      Volume     Change             Rate       Volume    Change
- - ----------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans (Including Fees)                    $(13,934)  $(17,172)   $(31,106)         $ (9,634)  $(21,821)  $(31,455)
  Securities                                   1,873     (3,058)     (1,185)             (628)    (2,296)    (2,924)
  Time Deposits with Other Banks              (3,304)    (6,053)     (9,357)          (18,010)    (4,852)   (22,862)
  Pool Funds Supplied, Net                      (915)       759        (156)           (6,901)   (11,949)   (18,850)
- - ----------------------------------------------------------------------------------------------------------------------
Total Interest Income                        (16,280)   (25,524)    (41,804)          (35,173)   (40,918)   (76,091)

Interest Expense:
  Savings, NOW and Money Market Accounts      (3,114)    (1,116)     (4,230)           (5,154)     1,464     (3,690)
  Other Time Deposits                        (13,729)   (20,453)    (34,182)          (13,238)   (45,336)   (58,574)
  Short-Term Borrowings                            2         (5)         (3)               22         (6)        16
  Long-Term Debt                                (506)      (507)     (1,013)               90     (1,019)      (929)
- - ----------------------------------------------------------------------------------------------------------------------
Total Interest Expense                       (17,347)   (22,081)    (39,428)          (18,280)   (44,897)   (63,177)
- - ----------------------------------------------------------------------------------------------------------------------
Net Interest Income                         $  1,067   $ (3,443)   $ (2,376)         $(16,893)  $  3,979   $(12,914)

* The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III
Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item pertaining to directors of the Corporation is included in the Corporation's proxy statement for its 1994 Annual Meeting of Stockholders. The information required by this Item pertaining to executive officers of the Corporation is as follows:

EXECUTIVE                     POSITION                                       AGE
OFFICER*
Joe L. Allbritton            Chairman of the Board and Chief Executive        69
                               Officer of the Corporation and Chairman of
                               the Board of Riggs-Washington
Paul M. Homan                Vice Chairman of the Board of the Corporation    53
                               and President and Chief Executive Officer of
                               Riggs-Washington
Timothy C. Coughlin          President of the Corporation                     51
John L. Davis                Chief Financial Officer of the Corporation       52
                               and Riggs-Washington
David Lesser                 General Counsel of the Corporation and           38
                               Executive Vice President and General Counsel
                               of Riggs-Washington
Alexander C. Baker           Secretary of the Corporation and Senior Vice     48
                               President, Trust Officer and Secretary of
                               Riggs-Washington
Randall R. Reeves            Senior Executive Vice President and Chief        46
                               Credit Officer and Head of Special Assets
                               Group of Riggs-Washington
Joseph W. Barr               Executive Vice President of Riggs-Washington     44
                               -- Head of Retail Banking
Fred L. Bollerer             Executive Vice President of Riggs-Washington     51
                               -- Head of General Banking Group
Paul Cushman, III            Executive Vice President of Riggs-Washington     33
                               -- Head of International Banking Group
George W. Grosz              Executive Vice President of Riggs-Washington     56
                               -- Head of Financial Services Group
Gloria A. Lembo              Executive Vice President of Riggs-Washington     44
                               -- Head of Technology Services Group
S. Dean Lesiak               Executive Vice President of Riggs-Washington     41
                               -- Head of Risk Management

* Executive officers of Riggs National Corporation, including certain executive officers of Riggs-Washington, as of March 9, 1994.

Experience of Management

  Joe L. Allbritton has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs-Washington since 1983 and was the Chief Executive Officer of Riggs-Washington from 1982 to June 1993. Mr. Allbritton was the beneficial owner of approximately 33% of the Common Stock of the Corporation as of March 31, 1994. He also serves as Chairman of the Board of, and is the owner of, Perpetual Corporation, Westfield News Advertiser, Inc. and University Bancshares.

  Paul M. Homan was appointed President and Chief Executive Officer of Riggs-Washington and Vice Chairman of the Corporation in June 1993. Mr. Homan served as president and chief execuive officer of First Florida Banks, Inc. of Tampa from August 1991 through December 1992 before returning to serve as principal of Homan & Associates, a bank consulting firm which he founded in 1987. Mr. Homan served as senior adviser to the Comptroller of the Currency in 1990 and 1991, as executive vice president of Continental Bank Corporation from 1985 to 1987 and as chairman and chief executive officer of Nevada National Bank from 1983 to 1985. Mr. Homan also worked at the OCC from 1966 to 1983, rising to the position of senior deputy controller for bank supervision, the OCC's top career position.

  Timothy C. Coughlin has served as President of the Corporation since 1992. He served as President and Chief Operating Officer of the Riggs-Washington from 1983 to 1992. He has been a Director of the Corporation since 1988 and a Director of Riggs-Washington since 1983.

  John L. Davis joined the Corporation in June 1993 and is Chief Financial Officer of the Corporation and Senior Vice President and Chief Financial Officer of Riggs-Washington. Mr. Davis served as Senior Vice President and Controller of First Florida Bank, N.A. from 1990 to 1992 and as Senior Vice President and Chief Financial Officer of First Union National Bank of Georgia from 1987 to 1990.

  David Lesser has served as General Counsel of the Corporation and Executive Vice President and General Counsel of Riggs-Washington since 1987.

  Alexander C. Baker has served as Secretary of the Corporation and as Secretary of Riggs-Washington since 1992 and as Senior Vice President and Trust Officer of Riggs-Washington since 1987.

  Randall R. Reeves has served as Senior Executive Vice President and Chief Credit Officer of Riggs-Washington since 1991. Mr. Reeves was President and Chief Executive Officer of University Bancshares, Inc. from 1985 to 1992.

  Joseph W. Barr joined Riggs-Washington as Executive Vice President in charge of Retail Banking in June 1993. He served as Executive Vice President in charge of Retail Banking at First American Metro Corp. from 1992 to June 1993 and as Executive Vice President in charge of Community Banking at Perpetual Savings Bank, F.S.B. from 1989 to 1992.

  Fred L. Bollerer joined Riggs-Washington as Executive Vice President in charge of the General Banking Group in October 1993. During 1988 and 1989, Mr. Bollerer was the President and Chief Operating Officer of First American, N.A. of Washington, D.C. From 1989 to 1993, Mr. Bollerer was the Chairman and Chief Executive Officer of First American Metro Corp.

  Paul Cushman, III has served as Executive Vice President of Riggs-Washington in charge of the International Banking Group since 1992. He was Senior Vice President of Riggs-Washington from 1989 to 1992 and Vice President of Riggs-Washington from 1987 to 1989.

  George W. Grosz has served as Executive Vice President of Riggs-Washington in charge of Financial Services Group, which includes the Trust and Investment Department and the Private Banking Division, since 1987. He was a Director of Riggs-Washington from 1989 to 1993.

  Gloria A. Lembo has served as Executive Vice President in charge of Technology Services Group of Riggs-Washington since August 1993. She has been a Senior Vice President since 1988 with various responsibilities for Deposit Operations, Corporate Operations, Commercial Real Estate Operations and Loan Operations.

  S. Dean Lesiak joined the Corporation in July 1993 as Executive Vice President of Riggs-Washington in charge of Risk Management. He served as Chief Compliance Officer of First Florida Banks, Inc. from 1992 to 1993 and also as Senior Vice President--Senior Credit Policy Officer of First Florida Banks, Inc. from 1988 to 1991. Mr. Lesiak also served as a National Bank Examiner at the OCC for over ten years.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item is included in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in Note 6 to the Financial Statements of this Form 10-K and in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K.

                                    PART IV

ITEM 14.
EXHIBITS, FINANICAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)                                             Page(s)          Sequential Page(s)

The following are submitted under Item 8:
Consolidated Statements of Income--Years Ended
 December 31, 1993, 1992 and 1991.                  34                  34
Consolidated Statements of Condition--At
 December 31, 1993 and 1992.                        35                  35
Consolidated Statements of Changes in
 Stockholders' Equity--Years Ended
December 31, 1993, 1992 and 1991.                   36                  36
Consolidated Statements of Cash Flows--Years
 Ended December 31, 1993 1992 and 1991.             37                  37
Notes to Consolidated Financial Statements as
 of December 31, 1993, 1992 and 1991.             38-64               38-64
Report of Independent Public Accountants            65                  65

14(b)  Reports on Form 8-K

  On October 27, 1993, the Corporation filed a Form 8-K related to the sale of Series B Preferred and Common Stock completed on October 21, 1993.

  On December 21, 1993, the Corporation filed a Form 8-K related to the effective date of a previously filed shelf registration statement covering the sale of Series B Preferred and Common Stock.

14(c)  Exhibits

  The exhibits listed on the Index to Exhibits on Pages 74 through 75 hereof are incorporated by reference or filed herewith in response to this item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RIGGS NATIONAL CORPORATION


/s/  JOE L. ALLBRITTON
- - -------------------------------
Joe L. Allbritton, Chairman of the
Board and Chief Executive Officer
March 31, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/  PAUL M. HOMAN                             Vice Chairman of the Board
- - -------------------------------
Paul M. Homan

/s/  TIMOTHY C. COUGHLIN                       President
- - -------------------------------
Timothy C. Coughlin

/s/  JOHN L. DAVIS                             Chief Financial Officer
- - -------------------------------                (Principal Financial
John L. Davis                                  and Accounting Officer)

/s/  BARBARA B. ALLBRITTON*                    Director
- - -------------------------------
(Barbara B. Allbritton)

                                               Director
- - -------------------------------
(Norman R. Augustine)

/s/  CALVIN CAFRITZ*                           Director
- - -------------------------------
(Calvin Cafritz)

/s/  CHARLES A. CAMALIER,  III*                Director
- - -------------------------------
(Charles A. Camalier, III)

/s/  RONALD E. CUNEO*                          Director
- - -------------------------------
(Ronald E. Cuneo)

/s/  FLOYD E. DAVIS, III*                      Director
- - -------------------------------
(Floyd E. Davis, III)

/s/  JACQUELINE C. DUCHANGE*                   Director
- - -------------------------------
(Jacqueline C. Duchange)

/s/  MICHELA A. ENGLISH*                       Director
- - -------------------------------
(Michela A. English)

/s/  DR. JAMES E. FITZGERALD*                  Director
- - -------------------------------
(Dr. James E. Fitzgerald)

                                               Director
- - -------------------------------
(David J. Gladstone)

/s/ LAWRENCE I. HEBERT*                        Director
- - -------------------------------
(Lawrence I. Hebert)

/s/  MICHAEL J. JACKSON*                       Director
- - -------------------------------
(Michael J. Jackson)

/s/  LEO J. O'DONOVAN, S.J.*                   Director
- - -------------------------------
(Leo J. O'Donovan, S.J.)

/s/  STEPHEN B. PFEIFFER*                      Director
- - -------------------------------
(Stephen B. Pfeiffer)

                                               Director
- - -------------------------------
(John A. Sargent)

/s/  JAMES R. SCHLESINGER*                     Director
- - -------------------------------
(James R. Schlesinger)

/s/  ROBERT L. SLOAN*                          Director
- - -------------------------------
(Robert L. Sloan)

/s/  JAMES W. SYMINGTON*                       Director
- - -------------------------------
(James W. Symington)

                                               Director
- - -------------------------------
(Jack Valenti)

/s/  EDDIE N. WILLIAMS*                        Director
- - -------------------------------
(Eddie N. Williams)


*By: /s/ ALEXANDER C. BAKER
- - -------------------------------
Alexander C. Baker, Attorney-in-fact
MARCH 31,1994

                              INDEX TO EXHIBITS

Exhibit
  No.                               Description                                                   Pages       Sequential Page No.
- - -------    ---------------------------------------------------------------------------------   ------------   -------------------
(2.1)      Agreement and Plan of Reorganization by and between Riggs National
           Corporation and Guaranty Bank and Trust Company dated June 11, 1986 and related
           Stock Purchase Agreement (Incorporated by reference to the Registrant's
           Form 10-Q for the quarter ended June 30, 1986, SEC File No. 0-9756.)

(2.2)      Agreement and Plan of Reorganization by and between Riggs National
           Corporation and First Fidelity Bank, dated June 17, 1987 and related Stock
           Purchase Agreement (Incorporated by reference to Exhibit 2.1 and Appendix B of
           Registration Statement on Form S-4, Registration No. 33-16473, filed September
           4, 1987, SEC File No. 0-9756.)

(2.3)      Purchase and Assumption Agreement among Federal Deposit Insurance
           Corporation, Receiver of the National Bank of Washington, Federal Deposit
           Insurance Corporation and The Riggs National Bank of Washington, D.C. dated as of August 10, 1990.  Indemnity Agreement between Federal Deposit Insurance
           Corporation and The Riggs National Bank of Washington, D. C. dated as of August
           10, 1990.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1990, SEC File No. 0-9756.)

(3.1)      Certificate of Incorporation as Amended (Incorporated by reference to the
           Registrant's Form 10-Q for the quarter ended September 30, 1989, SEC File
           No. 0-9756.)

(3.2)      By-laws of the Registrant with amendments through February 12, 1992.                Exhibit 3.2
                                                                                                      1-22      77-102

(4.1)      Indenture dated September 15, 1984 with respect to $60 million Floating
           Rate Subordinated Notes due 1996 (Incorporated by reference to the Registrant's
           Form 10-Q for the quarter ended September 30, 1984, SEC File No. 0-9756.)

(4.2)      Indenture dated December 18, 1985 with respect to $100 million Floating
           Rate Subordinated Capital Notes due 1996 (Incorporated by reference to the
           Registrant's Annual Report on Form 10-K for the year 1985, SEC File No. 0-9756.)

(4.3)      Indenture dated June 1, 1989 with respect to $100 million 9.65%
           Subordinated Debentures due 2009 (Incorporated by reference to the Registrant's
           Form 8-K dated June 20, 1989, SEC File No. 0-9756.)

(10.1)     Agreement dated April 22, 1981 between 1120 Vermont Avenue Associates and The Riggs National Bank of Washington, D.C. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year 1981, SEC File No.
           0-9756.)

(10.2)     Corrected Version of Riggs National Corporation 1984 Stock Appreciation
           Rights Plan as Amended February 15, 1989 and previously filed with the
           Registrant's Annual Report on Form 10-K for the year 1988, SEC File No. 0-9756.
           (Incorporated by reference to the Registrant's Annual report on Form 10-K for the year 1989, SEC File No. 0-9756.)

(10.3)     Split Dollar Life Insurance Plan Agreements.  (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year 1989, SEC File No.
           0-9756.)

(10.5)     Supplemental Executive Retirement Plan as amended September 15, 1993.
           (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended
           September 30, 1993, SEC File No. 0-9756.)

Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders, except for Items 402(k) and (l) of Regulations S-K are incorporated by reference in Parts I and III of this Annual Report.

Exhibit
  No.                               Description                                                   Pages       Sequential Page No.
- - -------    ---------------------------------------------------------------------------------   ------------   -------------------
(10.6)     Management Employment Arrangement dated June 9, 1993.  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1993, SEC
           File No. 0-9756.)

(10.7)     1993 Stock Option Plan.  (Incorporated by reference to the Registrant's
           Form 10-Q for the quarter ended June 30, 1993, SEC File  No. 0-9756.)


 (18)      Letter from Arthur Andersen & Co. regarding change in accounting principle
           (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended
           March 31, 1990, SEC File No. 0-9756.)

 (22)      Subsidiaries of the Registrant:  The Corporation's only significant subsidiaries, as defined in Regulation S-X, are The Riggs National  Bank of
           Washington, D.C., organized under the national banking laws of the United States and Riggs AP Bank Limited, organized under the laws of the United Kingdom.

 (23)      Proxy Statement dated October 6, 1989 and incorporated by reference
           (Commission File No. 0-9756.)

 (25)      Power of Attorney                                                                   Exhibit 25
                                                                                                      1-3       104-106
 (28)      Report of Ernst and Young                                                           Exhibit 28
                                                                                                        1         108

           Exhibits omitted are not required or not applicable.