Form 10-Q
period 1994-03-31
RIGGS NATIONAL CORP
filed 1994-05-16
CIK 350847

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                                     OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

                       Commission File Number  0-9756


                         RIGGS NATIONAL CORPORATION
                         --------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                 52-1217953
            ---------------------------------------------------
            (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)   Identification No.)


           1503 Pennsylvania Avenue, N.W., Washington, D.C. 20005
           ------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


                               (202) 835-6000
                               --------------
            (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
             requirements for the past 90 days.   Yes  X. No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

        Common Stock, $2.50 par value               30,223,214 shares
        -----------------------------        -------------------------------
              (Title of Class)                 Outstanding at May 16, 1994

                           RIGGS NATIONAL CORPORATION


                               Table of  Contents


PART I.   FINANCIAL INFORMATION                                     Page No.
                                                                    --------

Item 1.   Financial Statements-Unaudited

          Consolidated Statements of Income
          Three months ended March 31, 1994 and 1993                   3

          Consolidated Statements of Condition
          March 31, 1994 and 1993, and December 31, 1993               4

          Consolidated Statements of Changes in Stockholders' Equity
          Three months ended March 31, 1994 and March 31, 1993         5

          Consolidated Statements of Cash Flows
          Three months ended March 31, 1994 and 1993                   6

          Financial Ratios and Other Financial Data                    7

          Notes to the Consolidated Statements                      8-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      13-24



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         None

Item 2.   Change in Securities                                      None

Item 3.   Defaults Upon Senior Securities                           None

Item 4.   Submission of Matters to a Vote of Security Holders       None

Item 5.   Other Information                                         None

Item 6.   Exhibits and Reports on Form 8-K                            25


SIGNATURES                                                            25


RIGGS NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)          Three Months Ended
(In thousands, except per share amounts)                    March 31,
                                                         1994       1993
==========================================================================
INTEREST INCOME
Interest and Fees on Loans:
   Taxable                                              $45,618   $ 38,154
   Tax-Exempt                                             1,505      1,334
- - - --------------------------------------------------------------------------
    Total Interest and Fees on Loans                     47,123     39,488
- - - --------------------------------------------------------------------------
  Interest and Dividends on Securities
   Available for Sale                                     6,461      1,032
  Interest on Securities
   Held-to-Maturity:
   Taxable                                                6,455     17,036
   Tax-Exempt                                                33         33
- - - --------------------------------------------------------------------------
    Total Interest on Securities
     Held-to-Maturity                                     6,488     17,069
- - - --------------------------------------------------------------------------
  Interest on Money Market Assets:
   Time Deposits with Other Banks                         2,630      5,823
   Federal Funds Sold and Resale
    Agreements                                            1,196      4,372
- - - --------------------------------------------------------------------------
    Total Interest on Money Market
     Assets                                               3,826     10,195
- - - --------------------------------------------------------------------------
  Total Interest Income                                  63,898     67,784

INTEREST EXPENSE
  Interest on Deposits:
   Savings and NOW Accounts                               4,758      5,253
   Money Market Deposit Accounts                          6,290      7,995
   Time Deposits in Domestic Offices                      6,019      7,382
   Time Deposits in Foreign Offices                       2,809      8,193
- - - --------------------------------------------------------------------------
  Total Interest on Deposits                             19,876     28,823
- - - --------------------------------------------------------------------------
  Interest on Short-Term Borrowings and
   Long-Term Debt:
   Federal Funds Purchased and
    Repurchase Agreements                                   594        957
   U.S. Treasury Demand Notes and Other
    Short-Term Borrowings                                   628        431
   Long-Term Debt                                         5,841      3,618
- - - --------------------------------------------------------------------------
  Total Interest on Short-Term
   Borrowings and Long-Term Debt                          7,063      5,006
- - - --------------------------------------------------------------------------
  Total Interest Expense                                 26,939     33,829
- - - --------------------------------------------------------------------------

  Net Interest Income                                    36,959     33,955
  Less: Provision for Loan Losses                         2,100     14,200
- - - --------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                       34,859     19,755

NONINTEREST INCOME
  Trust Income                                            7,457      6,552
  Service Charges and Fees                               10,767     11,549
  Gain on Settlement of Mortgage
   Insurance Claims                                       4,739         --
  Other Noninterest Income                                2,452      3,076
  Securities Gains, Net                                   1,356      1,073
- - - --------------------------------------------------------------------------
  Total Noninterest Income                               26,771     22,250

NONINTEREST EXPENSE
  Salaries and Wages                                     16,645     18,211
  Pensions and Other Employee Benefits                    4,897      5,248
  Occupancy Expense, Net                                  6,015      6,610
  Furniture and Equipment Expense                         2,614      3,120
  Other Real Estate Owned Expense, Net                    1,286       (692)
  FDIC Insurance Expense                                  2,432      2,638
  Data Processing Services                                4,423      4,302
  Restructuring Expense                                     ---     13,750
  Other Noninterest Expense                              15,275     16,274
- - - --------------------------------------------------------------------------
  Total Noninterest Expense                              53,587     69,461

  Income (Loss) before Taxes                              8,043    (27,456)
  Applicable Income Tax Expense                             130        165
==========================================================================
  Net Income (Loss)                                       7,913    (27,621)
  Dividends on Preferred Stock                           (3,345)      (359)
==========================================================================
  Net Income (Loss) Available for
   Common Stock                                         $ 4,568   $(27,980)

  EARNINGS (LOSS) PER SHARE:                              $0.15     ($1.11)

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION


(In thousands, except per share amounts)   March 31,    March 31,   December 31,
(Unaudited in March 31, 1994 and 1993)       1994         1993          1993
================================================================================
ASSETS
  Cash and Due from Banks                   $336,771     $274,793       $210,639
  Money Market Assets:
   Time Deposits with Other Banks            203,632      393,101        200,946
   Federal Funds Sold and Resale
    Agreements                               185,200      446,200        205,000
- - - --------------------------------------------------------------------------------
  Total Money Market Assets                  388,832      839,301        405,946
- - - --------------------------------------------------------------------------------
  Securities Available for Sale (Market
   Value: March 31, 1994, $571,146;
    March 31, 1993, $1,007,760;
    December 31, 1993, $708,137)             571,146      982,795        708,137
  Securities Held-to-Maturity (Market
   Value: March 31, 1994, $577,467;
    March 31, 1993, $644,954;
    December 31, 1993, $660,773)             577,434      638,785        660,062
  Loans, Net of Unearned Discount,
   Unamortized Premium and Net Deferred
   Fees                                    2,641,041    2,174,015      2,528,133
  Reserve for Loan Losses                     86,711       91,730         86,513
- - - --------------------------------------------------------------------------------
  Loans, Net of Reserve for Loan Losses    2,554,330    2,082,285      2,441,620
- - - --------------------------------------------------------------------------------
  Premises and Equipment, Net                158,900      171,955        161,098
  Accrued Interest Receivable                 23,780       30,860         22,911
  Customers' Acceptance Liability                540       13,327            300
  Other Real Estate Owned, Net                51,403       67,983         52,803
  Other Assets                               118,057      134,663        116,721
================================================================================
  Total Assets                            $4,781,193   $5,236,747     $4,780,237

LIABILITIES
  Noninterest-Bearing Demand Deposits       $940,180     $919,773       $864,549
  Interest-Bearing Deposits:
   Savings and NOW Accounts                  943,249      926,746        955,711
   Money Market Deposit Accounts           1,072,172    1,220,254      1,082,048
   Time Deposits in Domestic Offices         598,755      726,837        643,736
   Time Deposits in Foreign Offices          231,045      516,812        227,780
- - - --------------------------------------------------------------------------------
  Total Interest-Bearing Deposits          2,845,221    3,390,649      2,909,275
- - - --------------------------------------------------------------------------------
  Total Deposits                           3,785,401    4,310,422      3,773,824
- - - --------------------------------------------------------------------------------
  Short-Term Borrowings:
   Federal Funds Purchased and
    Repurchase Agreements                    287,921      252,032        302,330
   U.S. Treasury Demand Notes and Other
    Borrowed Funds                           150,441       36,619        151,697
- - - --------------------------------------------------------------------------------
  Total Short-Term Borrowings                438,362      288,651        454,027
- - - --------------------------------------------------------------------------------
  Acceptances Outstanding                        540       13,327            300
  Other Liabilities                           50,577      195,884         45,564
  Long-Term Debt                             217,625      213,325        213,325
- - - --------------------------------------------------------------------------------
  Total Liabilities                        4,492,505    5,021,609      4,487,040

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
   Shares Authorized - 25,000,000 at
    March 31, 1994 and 1993, and
    December 31, 1993;
   Liquidation Preference - $25 per share
   Cumulative Convertible Series A -
    764,537 shares at March 31, 1994 and 1993,
    and December 31, 1993                        765          765            765
   Noncumulative Perpetual Series B -
    4,000,000 shares at March 31, 1994
    and December 31, 1993                      4,000           --          4,000
  Common Stock-$2.50 Par Value
   Shares Authorized - 50,000,000 at March
    31, 1994 and 1993, and December 31, 1993;
   Shares Issued-31,124,012 at March
    31, 1994, 26,122,812 at March 31, 1993
    and 31,122,812 at December 31, 1993       77,810       65,307         77,807
  Surplus
   Preferred Stock                           109,473       18,232        109,541
   Common Stock                              156,004      131,572        156,023
  Foreign Exchange Translation
   Adjustments                                (1,579)     (13,715)        (1,527)
  Undivided Profits (Accumulated Deficit)    (26,397)      36,700        (30,965)
  Unrealized Net Gain (Loss) on
   Securities Available for Sale              (7,665)          --          1,276
  Treasury Stock-900,798 shares at
   March 31, 1994 and 1993, and
   December 31, 1993                         (23,723)     (23,723)       (23,723)
- - - --------------------------------------------------------------------------------
  Total Stockholders' Equity                 288,688      215,138        293,197
 ===============================================================================
  Total Liabilities and Stockholders'
   Equity                                 $4,781,193   $5,236,747     $4,780,237

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

                                                                                            Unrealized
                                                                                                Net
                                                                Foreign       Undivided     Gain(Loss)
                             Preferred   Common                 Exchange       Profits     on Securities                 Total
                               Stock      Stock               Translation   (Accumulated     Available    Treasury   Stockholders'
                             $1.00 Par  $2.50 Par   Surplus   Adjustments     Deficit)       for Sale       Stock        Equity
==================================================================================================================================
Balance, December 31, 1992        $765    $65,307  $149,804      $(11,413)       $64,680           $ --   $(23,723)       $245,420

Net Loss                            --         --        --            --        (27,621)            --         --         (27,621)

Cash Dividends --Preferred          --         --        --            --           (359)            --         --            (359)

Foreign Exchange Translation
     Adjustments                    --         --        --        (2,302)            --             --         --          (2,302)
==================================================================================================================================
Balance, March 31, 1993           $765    $65,307  $149,804      $(13,715)      $ 36,700           $ --   $(23,723)       $215,138



Balance, December 31, 1993      $4,765    $77,807  $265,564       $(1,527)      $(30,965)        $1,276   $(23,723)       $293,197

Net Income                          --         --        --            --          7,913             --         --           7,913

Issuance of Common Stock--
     Stock Option Plan              --          3         8            --             --             --         --              11

Cash Dividends-- Preferred          --         --        --            --         (3,345)            --         --          (3,345)

Unrealized Net Gain (Loss) on
     Securities Available
      for Sale                      --         --        --            --             --         (8,941)        --          (8,941)

Foreign Exchange Translation
     Adjustments                    --         --        --           (52)            --             --         --             (52)

Other                               --         --       (95)           --             --             --         --             (95)
==================================================================================================================================

Balance, March 31, 1994         $4,765    $77,810  $265,477       $(1,579)      $(26,397)       $(7,665)  $(23,723)       $288,688


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)                                                 Three Months Ended
                                                                    March 31,
Increase (decrease ) in cash and cash equivalents                1994       1993
=================================================================================
Cash Flows from Operating Activities:
Net Income (Loss)                                               $7,913   ($27,621)
  Adjustments to Reconcile Net Income (Loss) to Cash
    Provided By (Used In) Operating Activities:
     Provisions for Loan Losses                                  2,100     14,200
     Provisions for Other Real Estate Owned Writedowns           1,317         19
     Depreciation Expense and Amortization of Leasehold
      Improvements                                               3,073      3,361
     Amortization of Purchase Accounting Adjustments               966      1,038
     Restructuring Charges                                          --     13,750
     (Gains) Losses on Securities Sales                         (1,356)    (1,073)
     (Gains) Losses on Sales from Other Real Estate Owned         (222)      (420)
     (Increase) Decrease in Accrued Interest Receivable           (869)    (4,127)
     (Increase) Decrease in Other Assets                        (2,302)    11,812
     Increase (Decrease) in Other Liabilities                   (1,145)     7,819
- - - ---------------------------------------------------------------------------------
  Total Adjustments                                              1,562     46,379
- - - ---------------------------------------------------------------------------------

  Net Cash Provided By (Used In) By Operating Activities         9,475     18,758

Cash Flows from Investing Activities:
  Net (Increase) Decrease In Time
   Deposits with Other Banks                                    (2,686)   255,351
  Proceeds from Securities Available for Sale                  173,465     17,545
  Purchase of Securities Available for Sale                    (24,319)  (401,964)
  Proceeds from the Maturity of
   Securities Held-to-Maturity                                 468,999    175,322
  Purchase of Securities Held-to-Maturity                     (397,147)  (314,139)
  Net (Increase) Decrease in Loans                            (118,493)     1,692
  Proceeds from Sales and Other
   Repayments of Other Real Estate Owned                         5,488     19,992
  Net (Increase) Decrease in Premises and Equipment               (875)      (922)
  Other, Net                                                      (556)       540
- - - ---------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities            103,876   (246,583)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts      53,293    (31,229)
    Time Deposits                                              (41,716)   (95,947)
    Federal Funds Purchased and Repurchase Agreements          (14,409)   199,611
    U.S. Treasury Demand Notes and
     Other Short-Term Borrowings                                (1,256)   (51,460)
  Net Proceeds From the Issuance of Long-Term Debt             121,250         --
  Repayment of Long-Term Debt                                 (120,700)        --
  Net Proceeds From the Issuance of Common Stock                    11         --
  Dividend Payments                                             (3,345)      (359)
  Other, Net                                                       (95)        --
- - - ---------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities             (6,967)    20,616

Effect of Exchange Rate Changes                                    (52)    (2,302)
- - - ---------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           106,332   (209,511)

Cash and Cash Equivalents at Beginning of Period               415,639    930,504
=================================================================================

Cash and Cash Equivalents at End of Period                    $521,971   $720,993


Supplemental Schedule of Noncash
 Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned                    $3,601    $20,295
Loans to Finance the Sale of Other Real
 Estate Owned Sales                                                 --     21,544

Supplemental Disclosures:
  Interest Paid (Net of Amount Capitalized)                    $23,422    $32,554
  Income Tax Payments (Refund)                                  (4,417)       115

RIGGS NATIONAL CORPORATION
Financial Ratios and Other Financial Data
(Unaudited)

Three month period ended March 31,               1994         1993
====================================================================

Performance:


     Net Income (Loss) to Average Assets        0.69%       (2.19%)
     Net Income (Loss) to Average
      Earning Assets                            0.77%       (2.50%)
     Net Income (Loss) to Average
      Stockholders' Equity                     10.91%      (46.04%)
     Net Income (Loss) Available to
      Common Stock to Average Common
      Equity                                   10.30%      (50.59%)
     Net Interest Income to Average
      Earning Assets                            3.70%        3.22%


Asset Quality:

     Nonaccrual Loans as a % of Average
      Loans                                     4.23%       11.18%
     Nonperforming Assets as a % of
      Total Loans and OREO                      6.44%       14.35%
     Nonaccrual and Renegotiated Loans
      as a % of Total Loans                     4.61%       11.67%
     Net Charge offs as a % of Average
      Loans                                     0.08%        0.31%
     Reserve for Loan Losses as a % of
      Total Loans                               3.28%        4.22%
     Reserve for Loan Losses as a % of
      Nonaccrual and Renegotiated Loans        71.15%       36.14%


Per Common Share:

     Net Income (Loss)                         $0.15       $(1.11)
     Book Value (at period end)                $5.77        $7.78
     Common Shares Outstanding (at
      period end)                         30,223,214   25,222,014
     Average Common Shares Outstanding    30,222,107   25,222,014


Capital Ratios at Period End:

     Tier I                                    10.84%        7.22%
     Combined Tier I and Tier II               17.53%       13.09%
     Leverage                                   6.15%        3.91%


RIGGS NATIONAL CORPORATION
Notes to the Consolidated Financial Statements (Unaudited)
(In thousands, except per share amounts)


Note 1.     Basis of Presentation
            ---------------------

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the Corporation's consolidated financial position at March 31, 1994 and 1993, and December 31, 1993 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the three months ended March 31, 1994, and 1993. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior period amounts to conform with the current year's presentation. The results of operations for the first three months of 1994 are not necessarily indicative of the results to be expected for the full 1994 year.


Note 2.     Common Shares
            -------------

Primary earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,222,107 for the first quarter of 1994, and 25,222,014 for the same period in 1993. The weighted average number of shares of common stock outstanding does not include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "Plan"). Under the Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1994, options to purchase 1,172,000 shares had been granted at prices ranging from $8.125 to $9.88 per share and are currently not dilutive.


Note 3.     Reserve for Loan Losses
            -----------------------

Changes in the reserve for loan losses are summarized as follows:


                                        Three months ended
                                              March 31,
                                           1994      1993
==========================================================
Balance, beginning of period            $86,513    $84,155

Provision for loan losses                 2,100     14,200

Loans charged-off:
     Domestic                             2,038      5,001
     Foreign                              2,505      2,380
- - - ----------------------------------------------------------
Total loans charged-off                   4,543      7,381

Recoveries on charged-off loans:
     Domestic                             1,990        778
     Foreign                                570          4
- - - ----------------------------------------------------------
Total recoveries on charged-off loans     2,560        782

Net loans charged-off                     1,983      6,599

Foreign exchange translations
 adjustments                                 81        (26)
==========================================================
Balance, end of period                  $86,711    $91,730


Note 4.     Other Real Estate Owned
            -----------------------

Changes in other real estate owned, net of reserves, are summarized as follows:


                                          Three months ended
                                               March 31,
                                             1994     1993
============================================================
Balance, beginning of period              $52,803  $89,389

Additions                                   3,601   20,295

Deductions:
     Sales and repayments                   3,727   39,636
     Charge-offs                            1,317    2,900
     Other                                     --     (981)
- - - ------------------------------------------------------------
Total Deductions                            5,044   41,555

Foreign exchange translation adjustments       43     (146)
============================================================
Balance, end of period                    $51,403  $67,983


Changes in the reserve for other real estate owned are summarized as follows:


                                          Three months ended
                                               March 31,
                                             1994     1993
============================================================

Balance, beginning of period               $3,716   $6,637

Additions:
     Provision for OREO                     1,317       19
     Other Additions                           30      127
- - - ------------------------------------------------------------
Total Additions                             1,347      146

Deductions:
     Charge-offs                            1,295    2,900
     Loss on sale of OREO and selling
      expenses                                359      124
     Other                                     --       --
- - - ------------------------------------------------------------
Total Deductions                            1,654    3,024

Foreign exchange translation adjustments        9       --
============================================================
Balance, end of period                     $3,418   $3,759

Note 5.     New Financial Accounting Standards
            ----------------------------------

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

Under the revised regulatory accounting guidelines, a loan is recognized as an in-substance foreclosure when the Corporation has possession of an asset prior to obtaining legal title. This definition is consistent with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This change in treatment impacts only the classification of accounts in the financial statements and does not result in a change in the accounting policy related to the determination of the assets' carrying value. The consolidated statements of condition, income and cash flows and the related notes to the consolidated financial statements reflect these reclassifications.


Note 6.  Income Taxes
         ------------

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income (loss) before income taxes relating to the operations of domestic offices and foreign offices for the three months ended March 31, 1994 and 1993, were as follows:

                                                           March 31,
                                                        1994      1993
======================================================================
     Domestic Offices                                 $  236  $(20,534)
     Foreign Offices                                   7,807    (6,922)
======================================================================
       Total                                          $8,043  $(27,456)

The provision for income taxes for the three months ended March 31, 1994 and 1993 consisted of the following:


                                                           March 31,
                                                        1994      1993
======================================================================
Current Provision:
     Federal                                           $  --     $ (12)
     State                                                77       123
     Foreign                                              53        54
======================================================================
Total Current Provision                                  130       165

Deferred Provision:
     Federal                                              --        --
     State                                                --        --
     Foreign                                              --        --
======================================================================
Total Deferred Provision                                  --        --

Applicable Income Tax Expense                          $ 130     $ 165


Note 7.  Commitments and Contingent Liabilities
         --------------------------------------

In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit, standby letters of credit, interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors. The following table summarizes the Corporation's exposure to these off-balance sheet commitments and contingent liabilities at March 31, 1994:

                                          Contractual or Notional
                                          Value at March 31, 1994
=================================================================
Commitments to Extend Credit:
  Commercial                                             $241,792
  Real Estate                                             257,161
  Consumer                                                 65,656
=================================================================
Total Commitments to Extend Credit                       $564,609

Letters of Credit:
  Commercial                                              $98,061
  Standby-Financial                                        32,215
  Standby-Performance                                      45,439
=================================================================
Total Letters of Credit                                  $175,715

Financial Instruments with off-balance
 sheet market risk:
  Interest rate swap agreements                          $266,380
  Foreign exchange contracts:
     Commitments to purchase                               24,309
     Commitments to sell                                  203,905


The Corporation's management believes, if used responsibly, financial derivatives can be an important element of prudent balance sheet management. Interest-rate swaps, caps, collars and floors are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities. There is no effect on total assets or liabilities of the Corporation. Interest-rate swaps involve the contractual exchange of fixed and variable interest payment obligations based upon an underlying notional principal amount. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contacts but also the interest rate risk of unmatched positions. Credit risk is managed through limits and monitoring procedures. Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedged asset or liability. Related fees are deferred and amortized over the life of the agreements.

Other than swaps entered into for customers, the Corporation's only other involvement with derivative financial instruments has been a $200 million interest rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates.
Since inception, this swap agreement has had a positive contribution to the net interest margin. As interest rates began to rise in early 1994, the market value of the swap agreement (the gain or loss recognized if the transaction was terminated) has fluctuated from a gain of $0.9 million at the end of the fourth quarter of 1993, to a loss of approximately $7.0 million at March 31, 1994. Based on the possibility of further increases in interest rates, in April 1994, the Corporation purchased a separate instrument known as a corridor to mitigate the impact of rising interest rates on the swap agreement.

Note 8.  Recent Developments
         -------------------

On February 1, 1994, the Corporation sold $125 million of 8.5% subordinated notes due February 1, 2006. The notes were sold at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The net proceeds from the sale totaled $121.3 million and were used to redeem approximately $51.5 million of subordinated notes and $69.2 million of subordinated capital notes, both bearing an interest rate of 5.25% and maturing in 1996.

On May 9, 1994, the Corporation announced that Paul M. Homan had decided to end his association with the Corporation as President, Chief Executive Officer and a director of The Riggs National Bank of Washington, D.C., and as Vice Chairman of the Corporation. Joe L. Allbritton, Chairman of the Corporation, has assumed, on an interim basis, Mr. Homan's responsibilities of President and Chief Executive Officer of The Riggs National Bank of Washington, D.C.



Note 9.  Regulatory Matters
         ------------------

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Federal Reserve") and The Riggs National Bank of Washington, D.C. ("Riggs-Washington") entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Memorandum of Understanding and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. Under the terms of the Memorandum of Understanding, the Corporation will notify the Federal Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Federal Reserve Bank relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur.

In accordance with the terms of the Written Agreement, a committee of the Board of Directors of Riggs-Washington monitors and coordinates compliance with the Written Agreement, implementation of recommendations previously made by an independent management consultant, and implementation of the action plan and work plan previously adopted by Riggs-Washington.

The Corporation and Riggs-Washington are in substantial compliance with the provisions and requirements of the Memorandum of Understanding and the Written Agreement, as of March 31, 1994.

RIGGS NATIONAL CORPORATION
Management's Discussion and Analysis of Financial Condition and Results of Operations


Earnings Summary

The Corporation reported consolidated net income of $7.9 million ($0.15 per share) for the first quarter of 1994 compared to a loss of $27.6 million ($1.11 per share) for the same quarter a year earlier. The first quarter performance in 1994 is the Corporation's third consecutive profitable quarter. Two factors contributing to the 1993 loss were a $14.2 million provision for loan losses and a one-time charge of $13.8 million for the cost of implementing BankStart '93, the Corporation's strategic program to improve efficiency. The 1993 first quarter provision for loan losses related to domestic commercial loans and foreign (primarily United Kingdom) corporate loans. Results for the first quarter of 1994 reflect the benefit of a $4.7 million (pretax) gain from the settlement of mortgage insurance claims related to other real estate owned in the United Kingdom and gains on the sale of securities available for sale of $1.4 million.

The provision for loan losses in the first quarter of 1994 was $2.1 million. The reduced provision in 1994 when compared to the prior year was the result of improvement in asset quality as nonperforming assets were reduced over 46% from $321.8 million at the end of the first quarter of 1993 to $173.3 million at the end of the first quarter of 1994. The March 31, 1994 level of nonperforming assets is the lowest since the third quarter of 1990. The Corporation's overall asset quality continues to improve as a result of collection and asset-management efforts as well as improved economic conditions domestically and in the United Kingdom.

Assets totaled $4.78 billion at March 31, 1994, level with total assets at year-end 1993 and a decrease of $455.6 million from March 31, 1993. The decrease in total assets from March 31, 1993 is attributable to decreases in securities and money market assets of $923.5 million, offset by an increase in net loans of $467.0 million. The decrease in short-term, lower-yielding assets combined with the increase in higher-yielding, longer-term assets is part of an overall asset/liability strategy implemented in 1993 and ongoing in 1994 to improve the Corporation's overall interest margin performance. Deposits at March 31, 1994 totaled $3.79 billion, an increase of $11.6 million from year-end 1993 and a decrease of $525.0 million from March 31, 1993. The decrease over the last twelve months is primarily due to reductions in foreign time deposits of $285.8 million as the Corporation exited from certain deposit gathering businesses in foreign operations combined with decreases in domestic time deposits of $128.1 million. Total liabilities decreased slightly during the first quarter of 1994 ($5.5 million) and decreased $529.1 million from a year ago. The decrease over the preceding year is due to the aforementioned decline in deposits.


Performance Enhancing Strategies

During the first quarter of 1994, the Corporation continued to see the positive impact of several self-evaluation and redefinition strategies of the Corporation's goals and market position that began in several stages during 1993. These initiatives included BankStart '93, financial restructurings of domestic and certain foreign operations and other improvement strategies.

BankStart '93 was initiated in January 1993 and is a corporation-wide project to improve efficiency and increase operational effectiveness. In the first quarter of 1993, the Corporation took a restructuring charge of $13.8 million, representing management's estimate of the cost of implementing the program.
At March 31, 1994, $4.0 million of these expenses remained in the accrual and are expected to be paid by mid-year 1994.

At the end of the second quarter of 1993, the Corporation announced a financial restructuring of its domestic and certain foreign subsidiaries, which included enhancing certain lines of business domestically and exiting unprofitable lines of business in the United Kingdom, reducing its investments in certain foreign subsidiaries and increasing reserves against problem assets in order to facilitate their disposition. At March 31, 1994, the restructurings were substantially complete, with reductions of current problem assets expected to continue throughout 1994, as discussed in the "Asset Quality" section. Accrued and unpaid restructuring expenses totaled $2.1 million at March 31, 1994, with related disbursements expected to be made during the remainder of 1994.

Securities

Schedules detailing securities held-to-maturity and securities available for sale follow:


Held-To-Maturity                    March 31, 1994                  March 31, 1993
(In Thousands)                 Book Value  Market Value        Book Value  Market Value
=======================================================================================
U.S. Treasury Securities         $563,493      $563,470          $113,226      $115,532
Obligations of States &
     Political Subdivisions            --            --             1,999         2,035
Mortgage-Backed Securities             --            --           484,040       485,484
Other Securities                   13,941        13,997            39,520        41,903
=======================================================================================

Total                            $577,434      $577,467          $638,785      $644,954



                                      March 31, 1994               March 31, 1993
Available for Sale              Amortized        Market/     Amortized Cost    Market
(In Thousands)                    Cost         Book Value      Book Value      Value
=======================================================================================

U.S. Treasury Securities          $45,703       $45,438          $982,795    $1,007,760
Mortgage-Backed Securities        519,574       512,175                --            --
Other Securities                   13,533        13,533                --            --
=======================================================================================

Total                            $578,810      $571,146          $982,795    $1,007,760


Investment securities and securities held for sale for 1993 are presented in the held-to-maturity and available for sale categories, respectively, in the tables above. Effective December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all unrealized gains and losses from the securities available for sale portfolio be included, net, in stockholders' equity until realized. This treatment is contrary to previous accounting policy, which required such securities to be carried at the lower of cost or market with any unrealized gains and losses included in earnings. SFAS No. 115 may not be applied retroactively to prior years' financial statements.

The weighted-average maturities and yields for securities held-to-maturity was less than one year and 3.40% at March 31 1994, compared with maturities and yields of less than one year and 4.75% at December 31, 1993. The weighted-average maturities and yields for securities available for sale was approximately 6 years and 5.17% at March 31, 1994, compared with approximately 6 years and 4.43% at December 31, 1993. Total securities held-to-maturity and available for sale decreased $219.6 million (16.1%) during the first quarter of 1994, while decreasing $473.0 million (29.2%) since March 31, 1993. The large decrease in securities during the past year occurred as proceeds from maturities and sales were invested in longer-term mortgage loans, as part of an overall asset/liability strategy to improve earnings.

Loans


The following table reflects loans by type for the periods indicated.

                                                     March 31,            March 31,            December 31,
Loan Type (In thousands)                               1994                 1993                  1993
===========================================================================================================

Commercial and Financial                              $466,050             $416,597              $412,006
Real Estate -Commercial/Construction                   358,987              515,251               388,442
Residential Mortgage                                 1,292,496              552,107             1,149,363
Home Equity                                            219,069              266,264               234,049
Consumer                                                74,606               96,543                82,819
Foreign                                                223,065              330,733               255,396
- - - -----------------------------------------------------------------------------------------------------------

Total Loans                                          2,634,273            2,177,495             2,522,075

Less: Unearned Discount (Unamortized
      Premium) and Net Deferred Fees                    (6,768)               3,480                (6,058)
===========================================================================================================

Total                                               $2,641,041           $2,174,015            $2,528,133


At March 31, 1994, total loans outstanding (net of premiums/discounts) were $2.64 billion, compared with $2.53 billion at December 31, 1993, and $2.17 billion at March 31, 1993. The increase in loans from March 31, 1993, was attributable to purchases of approximately $526 million in residential mortgage loans during 1993 and the first quarter of 1994, combined with local area originations of residential mortgage loans. The increase in residential mortgages is part of an overall asset/liability strategy to improve earnings (see "Securities" above). The increase from December 31, 1993, which totaled $112.9 million, is due to residential loan purchases of $90 million during the period combined with local area originations.


Real Estate-Commercial/Construction Loans

Geographic Distribution By Type
March 31, 1994
(In thousands)                                                      Geographic Location
                                                   District of                                United
Project Type                                        Columbia       Virginia     Maryland     Kingdom       Other       Total
===============================================================================================================================

Land                                                   $16,710      $33,839      $29,011     $    ---      $  ---      $79,560
Construction:
  Single-Family Residential                             10,500       18,448        7,588          ---         253       36,789
  Office Buildings                                      36,682       18,558       19,883          ---       4,493       79,616
  Multifamily Residential                                1,061        3,674          ---          ---         837        5,572
  Industrial/Warehouse Loans                               ---        3,189        7,591          ---         ---       10,780
  Shopping Centers                                         ---        9,184       18,536          ---         ---       27,720
  Hotels                                                 4,633        5,731          ---          ---         ---       10,364
  Other                                                  1,405        2,305          140          ---         ---        3,850
- - - ------------------------------------------------------------------------------------------------------------------------------
Total Land and Construction                             70,991       94,928       82,749          ---       5,583      254,251

Commercial Mortgages                                    26,436       48,047       31,016      158,631       1,211      265,341
==============================================================================================================================
Total Real Estate-Commercial/Construction Loans        $97,427     $142,975     $113,765     $158,631      $6,794     $519,592


At March 31, 1994, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. The Corporation did not have any cross-border outstandings between .75% and 1% at March 31, 1994, December 31, 1993 or March 31, 1993.



Cross-Border Outstandings Which Exceed 1% of Total Assets

(In millions)

                                                                                                        90 Days
                                             % of                                                       or More          Potential
                            Amount       Total Assets          Nonaccrual        Renegotiated          Past Due            Problem
==================================================================================================================================

March 31, 1994
United Kingdom              $186.1                3.9%              $29.9                $ .8               $--              $12.4

December 31, 1993
United Kingdom               186.8                3.9%               37.7                  --                --                8.9

March 31, 1993
United Kingdom               266.1                5.1%               51.9                 1.6                --               18.2
Italy                         76.1                1.5%                 --                  --                --                 --



Asset Quality

Nonperforming assets, including nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $173.3 million at March 31, 1994, a $40.0 million (18.8%) decrease from the year-end 1993 total of $213.3 million and a $148.5 million (46.1%) decrease from the March 31, 1993 total. The decline in nonperforming assets during the first quarter of 1994 is due to paydowns and payoffs of nonaccrual and renegotiated loans of $27.3 million, and an aggregate decrease of $17.3 million resulting from writedowns, sales of other real estate owned, exchange rate fluctuations and nonaccrual loans returning to accrual status. These decreases were partially offset by net additions to nonaccrual loans of $4.6 million during the quarter.


Nonperforming and Past Due Loans

(In thousands)
                                                                             March 31,            March 31,        December 31,
                                                                               1994                 1993                1993
==============================================================================================================================

Nonperforming Assets:

Nonaccrual Loans: (1)
  Domestic                                                                    $74,576             $163,853             $85,075
  Foreign                                                                      35,392               77,969              45,099
- - - ------------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                                        109,968              241,822             130,174
- - - ------------------------------------------------------------------------------------------------------------------------------

Renegotiated Loans: (2)
  Domestic                                                                     11,148               10,406              29,465
  Foreign                                                                         755                1,556                 834
- - - ------------------------------------------------------------------------------------------------------------------------------
Total Renegotiated Loans                                                       11,903               11,962              30,299
- - - ------------------------------------------------------------------------------------------------------------------------------

Other Real Estate Owned, Net:
  Domestic                                                                     44,414               49,135              45,049
  Foreign                                                                       6,989               18,848               7,754
- - - ------------------------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net                                             51,403               67,983              52,803
==============================================================================================================================

Total Nonperforming Assets                                                   $173,274             $321,767            $213,276

Past Due Loans: (3)

  Domestic                                                                     $2,184               $1,749              $3,315
  Foreign                                                                          --                   --                   4
==============================================================================================================================

Total Past Due Loans                                                           $2,184               $1,749              $3,319


(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection.
(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not included $9.3 million in loans renegotiated at market terms that have returned to accrual status.
(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

At March 31, 1994, nonaccrual loans, including both domestic and foreign loans, were $110.0 million, or 4.16% of total loans, compared with $130.2 million, or 5.2% of total loans at year-end 1993 and $241.8 million, or 11.1% of total loans at March 31, 1993. Loans are generally placed on nonaccrual status when, in management's judgment, there is doubt as to the ability to collect either principal or interest, or when interest or principal is 90 days or more past due and the loan is not well-secured and in the process of collection. The decrease during the first quarter of 1994 is due to paydowns and payoffs of nonaccrual loans of $26.2 million during the quarter, in addition to writedowns and other reductions of $6.0 million. These reductions were partially offset by net additions of $4.6 million and a transfer of a renegotiated loan of $7.4 million to nonaccrual status. Of the $26.2 million in paydowns and payoffs during the quarter, 32% related to foreign nonaccrual loans and 68% related to domestic nonaccrual loans. Renegotiated loans decreased $18.4 million during the first quarter of 1994, with paydowns and payoffs totaling $1.2 million, combined with writedowns and transfers back to accrual status of $9.8 million and the aforementioned $7.4 million transfer to nonaccrual status during the quarter.

Nonaccrual And Renegotiated Real Estate-Commercial/Construction Loans Geographic Distribution By Type
March 31, 1994

(In thousands)                                                            Geographic Location
                                                         District of                               United
Project Type                                               Columbia      Virginia     Maryland     Kingdom     Other       Total
=================================================================================================================================

Land                                                          $   --       $9,755      $16,041     $    --     $   --     $25,796
Construction:
  Single-Family Residential                                       --        2,238        6,171          --        253       8,662
  Office Buildings                                               414        2,285       13,384          --      4,493      20,576
  Multifamily Residential                                        610           --           --          --        837       1,447
  Warehouse Loans                                                 --        1,668        1,194          --         --       2,862
  Shopping Centers                                                --           --           --          --         --          --
  Hotels                                                          --        2,104           --          --         --       2,104
  Other                                                          524           --          140          --         --         664
Commercial Mortgages                                              --           --           --      17,940         --      17,940
=================================================================================================================================

Total Nonaccrual and Renegotiated Real-Estate
  Commercial/Construction Loans                               $1,548      $18,050      $36,930     $17,940     $5,583     $80,051


Other real estate owned, net of reserves, declined to $51.4 million at March 31, 1994, from $52.8 million at December 31, 1993 and $68.0 million at the end of the first quarter of 1993. The decrease during the first quarter of 1994 is the result of paydowns and sales of $3.8 million and writedowns of $1.3 million, partially offset by net additions of $3.6 million. At March 31, 1994, residential and commercial land composed 70% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.


Other Real Estate Owned - (1)
Geographic Distribution By Type
March 31, 1994

(In thousands)                                                                Geographic Location
                                                         District of                                 United
Project Type                                               Columbia       Virginia      Maryland     Kingdom      Total
========================================================================================================================

Land                                                            $703        $27,455       $5,031      $   --     $33,189
Single-Family Residential                                        307            563        3,709          --       4,579
Office Buildings/Retail                                          389            971        3,242       2,306       6,908
Multifamily Residential                                           91             --           --          --          91
Warehouse Loans                                                   --          1,953           --       3,130       5,083
Shopping Centers                                                  --             --           --       1,553       1,553
Other                                                             --             --           --          --          --
- - - ------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                            $1,490        $30,942      $11,982      $6,989     $51,403


(1) - Balances are net of valuation reserves totaling $2.1 million.

Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $1.1 million during the first quarter of 1994 to $2.2 million, while increasing $435 thousand from the first quarter of 1993.

At March 31, 1994, the Corporation had identified approximately $15.3 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted of $2.4 million of domestic loans and $12.9 million of commercial property and corporate loans originated in the United Kingdom.

The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $86.7 million, or 3.28% of total loans (net of premiums/discounts) at March 31, 1994, compared with $86.5 million, or 3.42% of total loans at December 31, 1993, and $91.7 million, or 4.22% of total loans at March 31, 1993. The decrease in the reserve for loan losses as a percentage of total loans is due to the increase in total loans during the periods, primarily in residential mortgage type loans. The Corporation's coverage ratio was 71.2% at quarter-end 1994, 53.9% at year-end 1993 and 36.1% at quarter-end 1993. The increase in the coverage ratio during the past quarter and the last year is primarily the result of decreases in total nonperforming assets during the periods.


Deposits, Short-Term Borrowings and Long-Term Debt

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.79 billion at March 31, 1994, a slight increase from the year-end 1993 deposit total and a decrease of $525.0 million (12.2%) from the March 31, 1993 deposit total. The decrease from last year's balance was consistent with the general decline in bank deposits, the result of the low interest rate environment.

Short-term borrowings decreased $15.7 million (3.5%) during the first quarter of 1994, while increasing $149.7 million (51.9%) since the first quarter of 1993. The increase in short-term borrowings over the last year is attributable to the replacement of a portion of the decrease in total deposits during the period with short-term borrowings.

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes, due February 2006. The notes were priced at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The Corporation has used the net proceeds from the offering, approximately $121 million, to redeem floating-rate subordinated notes and subordinated capital notes due in 1996. The proceeds were placed in short-term investments prior to the redemption of the floating-rate notes in March 1994. The balance of long-term debt at March 31, 1994 was $217.6 million, up slightly from the balance at year-end and March 31, 1993 of $213.3 million. The increase from the year-end balance reflects the difference between the gross proceeds from the sale of the subordinated notes in February 1994 ($125 million) and the amount of debt redeemed in March 1994 ($120.7 million).

Liquidity

The Corporation maintains liquidity to meet the needs of depositors, borrowers and creditors, at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see Interest Rate Risk Management).

At March 31, 1994, the Corporation's liquid assets, on a consolidated basis, which includes cash and due from banks, U.S. Treasury securities and Government obligations, trading account securities, federal funds sold, resale agreements and time deposits at other banks, totaled $1.8 billion (38.6% of total assets). This compares with $1.8 billion (36.9%) at December 31, 1993 and $2.7 billion (51.4%) at March 31, 1993. The decrease in the percentage of liquid assets to total assets from March 31, 1993, is the result of the Corporation's strategic objective of improving earnings by increasing its loan-to-deposit ratio. The Corporation expects liquid assets to remain at approximately the March 31, 1994 level for the foreseeable future.


Interest Rate Risk Management

Financial institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking lines of business to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. These risks are managed by the Corporation's Asset-Liability Committee, comprised of senior executives of the Corporation, which in turn reports to the Executive Committee of the Board of Directors. Policies have been established and approved related to acceptable levels of interest rate risk.

As a result of the recent low interest rate environment, the Corporation's interest sensitivity gap has turned liability sensitive. Thus, increases in interest rates would tend to moderately decrease the Corporation's net interest income while downward movements would tend to moderately increase net interest income. The one-year interest sensitivity gap is currently liability sensitive by approximately $605 million, or 13% of total assets at March 31, 1994.

The sensitivity gap position reflects the impact of the off balance sheet transactions the Corporation has entered into to help manage its interest rate risk. The Corporation uses off balance sheet instruments to manage interest rate risk when such instruments present a cost effective alternative to traditional on-balance sheet methods. The Corporation is not a dealer in off balance sheet instruments, nor is it entering into off balance sheet positions as a part of its trading account activities.

Capital

Total stockholders' equity at March 31, 1994 was $288.7 million, down $4.5 million from the year-end 1993 total and up $73.6 million from March 31, 1993. The decrease was the result of earnings totaling $7.9 million being more than offset by $8.9 million of unrealized losses in the Corporation's securities available for sale portfolio, combined with dividends on preferred stock of $3.3 million. The increase in stockholders' equity over the preceding year is attributable to the issuance of common and preferred stock in October 1993, which resulted in proceeds of $132.3 million, which were only partially offset by net losses recorded during the period and dividend payments on preferred stock outstanding.

Capital adequacy is an important indicator of financial stability and overall performance. The Corporation's capital position at March 31, 1994 remains solid with a ratio of equity to assets of 6.04%, compared with ratios of 6.13% and 4.11% at December 31, 1993 and March 31, 1993, respectively. The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 17.53% and 10.84%, respectively, at March 31, 1994, compared with 16.81% and 10.76% at December 31, 1993 and 13.09% and 7.22% at March 31, 1993,
respectively. The Federal Reserve Board's risk-based capital guidelines for bank holding companies require the Corporation to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline-the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. However, most bank holding companies, including the Corporation, are expected to maintain an additional cushion of at least 100 to 200 basis points above the 3.00% minimum. The actual required ratio for individual bank holding companies is based on the Federal Reserve Board's assessment of the applicable company's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement. The Corporation's leverage ratio was 6.15% at March 31, 1994, compared with leverage ratios of 6.03% and 3.91% at December 31, 1993 and March 31, 1993, respectively.

In December 1992, new federal regulations were adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which group FDIC-insured institutions into categories based on certain capital ratios and other criteria. The categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." These provisions are not directly applicable to the Corporation, under existing regulations, based upon the Corporation's current financial condition and the level of regulatory capital maintained by each of the banking subsidiaries, which qualify, at a minimum as "well capitalized." The Corporation ensures that its operating subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are generally the same as those of the Federal Reserve Board. The following table details the actual and required minimum ratios for the Corporation and its national bank subsidiaries.

CAPITAL RATIOS

                                                                           Mar. 31,        Dec. 31,       Mar. 31,     Required
                                                                               1994            1993           1993     Minimums
===============================================================================================================================
Riggs National Corporation:
     Tier I                                                                   10.84%          10.76%          7.22%        4.00%
     Combined Tier I and Tier II                                              17.53           16.81          13.09         8.00
     Leverage                                                                  6.15            6.03           3.91         3.00
The Riggs National Bank of Washington, D.C.*:
     Tier I                                                                   11.17           10.69          10.98         6.00
     Combined Tier I and Tier II                                              12.45           11.97          12.26        10.00
     Leverage                                                                  6.34            6.13           6.02         5.00
The Riggs National Bank of Virginia:
     Tier I                                                                   17.01           17.05          16.49         4.00
     Combined Tier I and Tier II                                              18.26           18.31          17.74         8.00
     Leverage                                                                  9.25            8.94           8.23         3.00
The Riggs National Bank of Maryland:
     Tier I                                                                   12.16           11.46          11.40         4.00
     Combined Tier I and Tier II                                              13.41           12.74          12.65         8.00
     Leverage                                                                  6.62            6.69           6.26         3.00


* Under the terms of the Written Agreement, Riggs-Washington has committed to the OCC to maintain a Tier I ratio of 6.00%, a Combined ratio of 10.00% and a leverage ratio of 5.00%.

Net Interest Income

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $38.1 million in the first quarter of 1994, up $1.9 million from the fourth quarter of 1993, and up $2.5 million from the first quarter of 1993. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 3.70% (see schedule of the following page), an increase of 27 basis points from 3.43% for the fourth quarter of 1993 and 48 basis points from 3.22% at March 31, 1993. The positive impact of lower interest rates paid on deposits and borrowings in 1993 was partially offset by decreases in earning assets and lower rates earned on assets. Adding to the improvement in net interest income and margin was a decrease in nonperforming assets, combined with a shift to longer-term, higher-yielding assets from short-term investments (see "Securities"). In 1993, the Corporation established a goal of increasing its loan-to-deposit ratio to approximately 70% in 1994. The loan-to-deposit ratio stood at 69.8% at March 31, 1994. The goal was largely accomplished through the purchase in the open market of approximately $526 million of residential mortgages in 1993 and the first quarter of 1994. The ratio of loans to average earning assets was 62.4% at March 31, 1994, compared with ratios of 57.2% and 48.3% for the fourth quarter of 1993 and the first quarter of 1993, respectively.

Interest lost on nonaccrual loans totaled $2.1 million for the quarter ended March 31, 1994, which had the effect of reducing the net interest margin by approximately 21 basis points. For the fourth quarter of 1993 and the first quarter of 1993, net interest lost totaled $1.7 million and $4.4 million, respectively, with a 16 basis points and 40 basis points impact on the net interest margin.



INTEREST INCOME ON NONACCRUAL AND
RENEGOTIATED LOANS  (1)

(In Thousands)                                                                            March 31,
                                                                                            1994
- - - ------------------------------------------------------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                                               $1,972
   Foreign Loans                                                                                 1,022
  Renegotiated Loans                                                                               227
- - - ------------------------------------------------------------------------------------------------------
Total                                                                                           $3,221

Actual Interest Income Recognized:
  Nonaccrual Loans:
   Domestic Loans                                                                               $  542
   Foreign Loans                                                                                   446
  Renegotiated Loans                                                                               140
- - - ------------------------------------------------------------------------------------------------------
Total                                                                                           $1,128

(1) - For loans on nonaccrual and a renegotiated status at March 31, 1994, the table shows total interest income at original terms and actual income recognized for the three months ended March 31, 1994.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                           Three Months Ended                     Three Months Ended
                                                             March 31, 1994                         March 31, 1993
(Tax-equivalent basis) (1)                         Average       Income/                  Average       Income/
(In thousands)                                     Balance       Expense       Rate       Balance       Expense       Rate
============================================================================================================================

Assets
Loans: (2)
   Commercial - Taxable                            $  358,892      $ 5,850       6.61 %   $  283,216      $ 4,943       7.08 %
   Commercial - Tax-Exempt                             76,017        1,474       7.86         89,351        2,099       9.53
   Real Estate - Commercial/Construction              385,028        7,801       8.22        518,020        7,871       6.16
   Residential Mortgage                             1,254,138       22,116       7.15        537,799       11,056       8.34
   Home Equity                                        228,842        3,891       6.90        272,402        4,736       7.05
   Consumer                                            77,737        2,257      11.77         98,988        2,971      12.17
   Foreign                                            217,873        4,582       8.53        362,953        6,577       7.35
- - - ----------------------------------------------------------------------------------------------------------------------------
  Total Loans (Including Fees)                      2,598,527       47,971       7.49      2,162,729       40,253       7.55
- - - ----------------------------------------------------------------------------------------------------------------------------
  Securities Available for Sale                       638,849        6,461       4.10        158,569        1,032       2.64
  Securities Held-to-Maturity:
   U.S. Treasury Securities                           579,997        6,090       4.26        755,670       12,184       6.54
   Obligations of States and Political Subdivisions     1,977           52      10.67          1,999           52      10.55
   Mortgage-Backed Securities                            ----         ----       ----        311,585        4,901       6.38
   Other Securities                                    16,323          589      14.63         40,428          731       7.33
- - - ----------------------------------------------------------------------------------------------------------------------------
  Total Securities Held-to-Maturity                   598,297        6,731       4.56      1,109,682       17,868       6.53
- - - ----------------------------------------------------------------------------------------------------------------------------
  Time Deposits with Other Banks                      184,599        2,630       5.78        486,267        5,823       4.86
  Federal Funds Sold and Resale Agreements            147,188        1,196       3.30        561,290        4,372       3.16
- - - ----------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned    4,167,460       64,989       6.32      4,478,537       69,348       6.28
- - - ----------------------------------------------------------------------------------------------------------------------------
  Less: Reserve for Loan Losses                        86,944                                 85,065
  Cash and Due from Banks                             240,987                                291,233
  Premises and Equipment, Net                         160,295                                173,196
  Other Assets                                        186,007                                256,608
============================================================================================================================
  Total Assets                                     $4,667,805                             $5,114,509

Liabilities And Stockholders' Equity
  Interest-Bearing Deposits:
   Savings and NOW Accounts                        $  939,044      $ 4,758       2.05 %   $  941,405      $ 5,253       2.26 %
   Money Market Deposit Accounts                    1,061,281        6,290       2.40      1,235,321        7,995       2.62
   Time Deposits in Domestic Offices                  843,596        6,019       2.89        738,028        7,382       4.06
   Time Deposits in Foreign Offices                   218,690        2,809       5.21        658,762        8,193       5.04
- - - ----------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                   3,062,611       19,876       2.63      3,573,516       28,823       3.27
- - - ----------------------------------------------------------------------------------------------------------------------------
  Borrowed Funds:
   Federal Funds Purchased and Repurchase
       Agreements                                      80,439          594       2.99        152,600          957       2.54
   U.S. Treasury Notes and Other Borrowed Funds        86,459          628       2.95         61,926          431       2.82
   Long-Term Debt                                     279,128        5,841       8.49        213,325        3,618       6.88
- - - ----------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate
       Paid                                         3,508,637       26,939       3.11      4,001,367       33,829       3.43
- - - ----------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                                     817,792                                832,557
  Other Liabilities                                    47,233                                 37,267
  Stockholders' Equity                                294,143                                243,318
============================================================================================================================
  Total Liabilities and Stockholders' Equity       $4,667,805                             $5,114,509

============================================================================================================================
  Net Interest Income and Margin                                   $38,050       3.21 %                   $35,519       2.85 %

============================================================================================================================
  Net Interest Yield on Earning Assets                                           3.70 %                                 3.22 %


(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.

Noninterest Income

Noninterest income for the first quarter of 1994 was $26.8 million, compared with $21.2 million for the fourth quarter of 1993 and $22.3 million for the first quarter of 1993. The $5.6 million increase from the fourth quarter of 1993 is primarily attributable to a settlement of mortgage insurance claims relating to other real estate owned properties in the United Kingdom that totaled $4.7 million pretax. The remaining increase resulted from increases in securities gains of $1.2 million. The $4.5 million increase from the first quarter of 1993 resulted from the previously mentioned mortgage insurance settlement and an increase of $283 thousand in securities gains. Increased trust income of $905 thousand, the result of growth and increased market value of assets under management, was offset by a decrease of $782 in service charges and other fee income.


Noninterest Expense

Noninterest expense for the first quarter of 1994 was $53.6 million, an increase of $2.5 million when compared with the fourth quarter of 1993 and a decrease of $15.9 million when compared with the first quarter of 1993. The increase during the first quarter of 1994 is attributable to an increase of $1.1 million in recruiting and other benefit related expenses, combined with an increase of $1.3 million in consulting and outsourcing fees during the quarter.

The decrease in noninterest expense year-to-year is primarily due to the restructuring expense totaling $13.8 million recorded in the first quarter of 1993 for BankStart '93 (See "Performance Enhancing Strategies"). The remaining decrease is due to decreases in salaries and benefits of $1.9 million, the result of staff reductions between the periods. In addition, an increase in other real estate owned expense of $2.0 million was offset by decreases in occupancy related expense, advertising expense, FDIC insurance premiums and other operating expense reductions of $2.2 million.


Taxes

The Corporation's provision for income taxes includes both federal and state income taxes. The provision for income taxes totaled $130 thousand for the quarter ended March 31, 1994, compared with provisions of $82 thousand and $165 thousand for the quarters ended December 31, 1993 and March 31, 1993. The provision for income taxes in 1994 is less than the amount determined by application of the Federal statutory income tax rate principally because of tax preference items and the Corporation's ability to carryback net operating losses (see Note 6).

RIGGS NATIONAL CORPORATION
Exhibits and Signatures



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              (4.4)- Indenture dated as of January 1, 1994 with respect to $125 million, 8.5% Subordinated Debentures due 2006.


         (b)  Reports on Form 8-K
              -------------------

              On May 9, 1994, the Corporation filed a Form 8-K announcing that Mr. Paul M. Homan, Vice Chairman of the Corporation and President and Chief Executive Officer of The Riggs National Bank of Washington, D.C., has decided to end his association with the Corporation and The Riggs National Bank of Washington, D.C.



                                  SIGNATURES
             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Date:    May 16, 1994                         /s/ Timothy C. Coughlin
                --------------------                     -----------------------
                                                           Timothy C. Coughlin
                                                                President




           Date:    May 16, 1994                            /s/ John L. Davis
                --------------------                     -----------------------
                                                              John L. Davis
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                            Accounting Officer)