Form 10-Q/A
period 1994-03-31
RIGGS NATIONAL CORP
filed 1994-05-31
CIK 350847

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-QA


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



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         None

Item 2.   Change in Securities                                      None

Item 3.   Defaults Upon Senior Securities                           None

Item 4.   Submission of Matters to a Vote of Security Holders       None

Item 5.   Other Information                                         None

Item 6.   Exhibits and Reports on Form 8-K                            25


SIGNATURES                                                            25


RIGGS NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)          Three Months Ended
(In thousands, except per share amounts)                    March 31,
                                                         1994       1993
==========================================================================
INTEREST INCOME
Interest and Fees on Loans:
   Taxable                                              $45,618   $ 38,154
   Tax-Exempt                                             1,505      1,334
- - --------------------------------------------------------------------------
    Total Interest and Fees on Loans                     47,123     39,488
- - --------------------------------------------------------------------------
  Interest and Dividends on Securities
   Available for Sale                                     6,461      1,032
  Interest on Securities
   Held-to-Maturity:
   Taxable                                                6,455     17,036
   Tax-Exempt                                                33         33
- - --------------------------------------------------------------------------
    Total Interest on Securities
     Held-to-Maturity                                     6,488     17,069
- - --------------------------------------------------------------------------
  Interest on Money Market Assets:
   Time Deposits with Other Banks                         2,630      5,823
   Federal Funds Sold and Resale
    Agreements                                            1,196      4,372
- - --------------------------------------------------------------------------
    Total Interest on Money Market
     Assets                                               3,826     10,195
- - --------------------------------------------------------------------------
  Total Interest Income                                  63,898     67,784

INTEREST EXPENSE
  Interest on Deposits:
   Savings and NOW Accounts                               4,758      5,253
   Money Market Deposit Accounts                          6,290      7,995
   Time Deposits in Domestic Offices                      6,019      7,382
   Time Deposits in Foreign Offices                       2,809      8,193
- - --------------------------------------------------------------------------
  Total Interest on Deposits                             19,876     28,823
- - --------------------------------------------------------------------------
  Interest on Short-Term Borrowings and
   Long-Term Debt:
   Federal Funds Purchased and
    Repurchase Agreements                                   594        957
   U.S. Treasury Demand Notes and Other
    Short-Term Borrowings                                   628        431
   Long-Term Debt                                         5,841      3,618
- - --------------------------------------------------------------------------
  Total Interest on Short-Term
   Borrowings and Long-Term Debt                          7,063      5,006
- - --------------------------------------------------------------------------
  Total Interest Expense                                 26,939     33,829
- - --------------------------------------------------------------------------

  Net Interest Income                                    36,959     33,955
  Less: Provision for Loan Losses                         2,100     14,200
- - --------------------------------------------------------------------------
  Net Interest Income after Provision
   for Loan Losses                                       34,859     19,755

NONINTEREST INCOME
  Trust Income                                            7,457      6,552
  Service Charges and Fees                               10,767     11,549
  Gain on Settlement of Mortgage
   Insurance Claims                                       4,739         --
  Other Noninterest Income                                2,452      3,076
  Securities Gains, Net                                   1,356      1,073
- - --------------------------------------------------------------------------
  Total Noninterest Income                               26,771     22,250

NONINTEREST EXPENSE
  Salaries and Wages                                     16,645     18,211
  Pensions and Other Employee Benefits                    4,897      5,248
  Occupancy Expense, Net                                  6,015      6,610
  Furniture and Equipment Expense                         2,614      3,120
  Other Real Estate Owned Expense, Net                    1,286       (692)
  FDIC Insurance Expense                                  2,432      2,638
  Data Processing Services                                4,423      4,302
  Restructuring Expense                                     ---     13,750
  Other Noninterest Expense                              15,275     16,274
- - --------------------------------------------------------------------------
  Total Noninterest Expense                              53,587     69,461

  Income (Loss) before Taxes                              8,043    (27,456)
  Applicable Income Tax Expense                             130        165
==========================================================================
  Net Income (Loss)                                       7,913    (27,621)
  Dividends on Preferred Stock                           (3,345)      (359)
==========================================================================
  Net Income (Loss) Available for
   Common Stock                                         $ 4,568   $(27,980)

  EARNINGS (LOSS) PER SHARE:                              $0.15     ($1.11)

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION


(In thousands, except per share amounts)   March 31,    March 31,   December 31,
(Unaudited in March 31, 1994 and 1993)       1994         1993          1993
================================================================================
ASSETS
  Cash and Due from Banks                   $336,771     $274,793       $210,639
  Money Market Assets:
   Time Deposits with Other Banks            203,632      393,101        200,946
   Federal Funds Sold and Resale
    Agreements                               185,200      446,200        205,000
- - --------------------------------------------------------------------------------
  Total Money Market Assets                  388,832      839,301        405,946
- - --------------------------------------------------------------------------------
  Securities Available for Sale (Market
   Value: March 31, 1994, $571,146;
    March 31, 1993, $1,007,760;
    December 31, 1993, $708,137)             571,146      982,795        708,137
  Securities Held-to-Maturity (Market
   Value: March 31, 1994, $577,467;
    March 31, 1993, $644,954;
    December 31, 1993, $660,773)             577,434      638,785        660,062
  Loans, Net of Unearned Discount,
   Unamortized Premium and Net Deferred
   Fees                                    2,641,041    2,174,015      2,528,133
  Reserve for Loan Losses                     86,711       91,730         86,513
- - --------------------------------------------------------------------------------
  Loans, Net of Reserve for Loan Losses    2,554,330    2,082,285      2,441,620
- - --------------------------------------------------------------------------------
  Premises and Equipment, Net                158,900      171,955        161,098
  Accrued Interest Receivable                 23,780       30,860         22,911
  Customers' Acceptance Liability                540       13,327            300
  Other Real Estate Owned, Net                51,403       67,983         52,803
  Other Assets                               118,057      134,663        116,721
================================================================================
  Total Assets                            $4,781,193   $5,236,747     $4,780,237

LIABILITIES
  Noninterest-Bearing Demand Deposits       $940,180     $919,773       $864,549
  Interest-Bearing Deposits:
   Savings and NOW Accounts                  943,249      926,746        955,711
   Money Market Deposit Accounts           1,072,172    1,220,254      1,082,048
   Time Deposits in Domestic Offices         598,755      726,837        643,736
   Time Deposits in Foreign Offices          231,045      516,812        227,780
- - --------------------------------------------------------------------------------
  Total Interest-Bearing Deposits          2,845,221    3,390,649      2,909,275
- - --------------------------------------------------------------------------------
  Total Deposits                           3,785,401    4,310,422      3,773,824
- - --------------------------------------------------------------------------------
  Short-Term Borrowings:
   Federal Funds Purchased and
    Repurchase Agreements                    287,921      252,032        302,330
   U.S. Treasury Demand Notes and Other
    Borrowed Funds                           150,441       36,619        151,697
- - --------------------------------------------------------------------------------
  Total Short-Term Borrowings                438,362      288,651        454,027
- - --------------------------------------------------------------------------------
  Acceptances Outstanding                        540       13,327            300
  Other Liabilities                           50,577      195,884         45,564
  Long-Term Debt                             217,625      213,325        213,325
- - --------------------------------------------------------------------------------
  Total Liabilities                        4,492,505    5,021,609      4,487,040

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
   Shares Authorized - 25,000,000 at
    March 31, 1994 and 1993, and
    December 31, 1993;
   Liquidation Preference - $25 per share
   Cumulative Convertible Series A -
    764,537 shares at March 31, 1994 and 1993,
    and December 31, 1993                        765          765            765
   Noncumulative Perpetual Series B -
    4,000,000 shares at March 31, 1994
    and December 31, 1993                      4,000           --          4,000
  Common Stock-$2.50 Par Value
   Shares Authorized - 50,000,000 at March
    31, 1994 and 1993, and December 31, 1993;
   Shares Issued-31,124,012 at March
    31, 1994, 26,122,812 at March 31, 1993
    and 31,122,812 at December 31, 1993       77,810       65,307         77,807
  Surplus
   Preferred Stock                           109,473       18,232        109,541
   Common Stock                              156,004      131,572        156,023
  Foreign Exchange Translation
   Adjustments                                (1,579)     (13,715)        (1,527)
  Undivided Profits (Accumulated Deficit)    (26,397)      36,700        (30,965)
  Unrealized Net Gain (Loss) on
   Securities Available for Sale              (7,665)          --          1,276
  Treasury Stock-900,798 shares at
   March 31, 1994 and 1993, and
   December 31, 1993                         (23,723)     (23,723)       (23,723)
- - --------------------------------------------------------------------------------
  Total Stockholders' Equity                 288,688      215,138        293,197
 ===============================================================================
  Total Liabilities and Stockholders'
   Equity                                 $4,781,193   $5,236,747     $4,780,237

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


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)                                                 Three Months Ended
                                                                    March 31,
Increase (decrease ) in cash and cash equivalents                1994       1993
=================================================================================
Cash Flows from Operating Activities:
Net Income (Loss)                                               $7,913   ($27,621)
  Adjustments to Reconcile Net Income (Loss) to Cash
    Provided By (Used In) Operating Activities:
     Provisions for Loan Losses                                  2,100     14,200
     Provisions for Other Real Estate Owned Writedowns           1,317         19
     Depreciation Expense and Amortization of Leasehold
      Improvements                                               3,073      3,361
     Amortization of Purchase Accounting Adjustments               966      1,038
     Restructuring Charges                                          --     13,750
     (Gains) Losses on Securities Sales                         (1,356)    (1,073)
     (Gains) Losses on Sales from Other Real Estate Owned         (222)      (420)
     (Increase) Decrease in Accrued Interest Receivable           (869)    (4,127)
     (Increase) Decrease in Other Assets                        (2,302)    11,812
     Increase (Decrease) in Other Liabilities                   (1,145)     7,819
- - ---------------------------------------------------------------------------------
  Total Adjustments                                              1,562     46,379
- - ---------------------------------------------------------------------------------

  Net Cash Provided By (Used In) By Operating Activities         9,475     18,758

Cash Flows from Investing Activities:
  Net (Increase) Decrease In Time
   Deposits with Other Banks                                    (2,686)   255,351
  Proceeds from Securities Available for Sale                  173,465     17,545
  Purchase of Securities Available for Sale                    (24,319)  (401,964)
  Proceeds from the Maturity of
   Securities Held-to-Maturity                                 468,999    175,322
  Purchase of Securities Held-to-Maturity                     (397,147)  (314,139)
  Net (Increase) Decrease in Loans                            (118,493)     1,692
  Proceeds from Sales and Other
   Repayments of Other Real Estate Owned                         5,488     19,992
  Net (Increase) Decrease in Premises and Equipment               (875)      (922)
  Other, Net                                                      (556)       540
- - ---------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities            103,876   (246,583)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts      53,293    (31,229)
    Time Deposits                                              (41,716)   (95,947)
    Federal Funds Purchased and Repurchase Agreements          (14,409)   199,611
    U.S. Treasury Demand Notes and
     Other Short-Term Borrowings                                (1,256)   (51,460)
  Net Proceeds From the Issuance of Long-Term Debt             121,250         --
  Repayment of Long-Term Debt                                 (120,700)        --
  Net Proceeds From the Issuance of Common Stock                    11         --
  Dividend Payments                                             (3,345)      (359)
  Other, Net                                                       (95)        --
- - ---------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities             (6,967)    20,616

Effect of Exchange Rate Changes                                    (52)    (2,302)
- - ---------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           106,332   (209,511)

Cash and Cash Equivalents at Beginning of Period               415,639    930,504
=================================================================================

Cash and Cash Equivalents at End of Period                    $521,971   $720,993


Supplemental Schedule of Noncash
 Investing and Financing Activities:

Loans Transferred to Other Real Estate Owned                    $3,601    $20,295
Loans to Finance the Sale of Other Real
 Estate Owned Sales                                                 --     21,544

Supplemental Disclosures:
  Interest Paid (Net of Amount Capitalized)                    $23,422    $32,554
  Income Tax Payments (Refund)                                  (4,417)       115

RIGGS NATIONAL CORPORATION
Financial Ratios and Other Financial Data
(Unaudited)

Three month period ended March 31,               1994         1993
====================================================================

Performance:


     Net Income (Loss) to Average Assets        0.69%       (2.19%)
     Net Income (Loss) to Average
      Earning Assets                            0.77%       (2.50%)
     Net Income (Loss) to Average
      Stockholders' Equity                     10.91%      (46.04%)
     Net Income (Loss) Available to
      Common Stock to Average Common
      Equity                                   10.30%      (50.59%)
     Net Interest Income to Average
      Earning Assets                            3.70%        3.22%


Asset Quality:

     Nonaccrual Loans as a % of Average
      Loans                                     4.23%       11.18%
     Nonperforming Assets as a % of
      Total Loans and OREO                      6.44%       14.35%
     Nonaccrual and Renegotiated Loans
      as a % of Total Loans                     4.61%       11.67%
     Net Charge offs as a % of Average
      Loans                                     0.08%        0.31%
     Reserve for Loan Losses as a % of
      Total Loans                               3.28%        4.22%
     Reserve for Loan Losses as a % of
      Nonaccrual and Renegotiated Loans        71.15%       36.14%


Per Common Share:

     Net Income (Loss)                         $0.15       $(1.11)
     Book Value (at period end)                $5.77        $7.78
     Common Shares Outstanding (at
      period end)                         30,223,214   25,222,014
     Average Common Shares Outstanding    30,222,107   25,222,014


Capital Ratios at Period End:

     Tier I                                    10.84%        7.22%
     Combined Tier I and Tier II               17.53%       13.09%
     Leverage                                   6.15%        3.91%


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


Note 3.     Reserve for Loan Losses
            -----------------------

Changes in the reserve for loan losses are summarized as follows:


                                        Three months ended
                                              March 31,
                                           1994      1993
==========================================================
Balance, beginning of period            $86,513    $84,155

Provision for loan losses                 2,100     14,200

Loans charged-off:
     Domestic                             2,038      5,001
     Foreign                              2,505      2,380
- - ----------------------------------------------------------
Total loans charged-off                   4,543      7,381

Recoveries on charged-off loans:
     Domestic                             1,990        778
     Foreign                                570          4
- - ----------------------------------------------------------
Total recoveries on charged-off loans     2,560        782

Net loans charged-off                     1,983      6,599

Foreign exchange translations
 adjustments                                 81        (26)
==========================================================
Balance, end of period                  $86,711    $91,730


Note 4.     Other Real Estate Owned
            -----------------------

Changes in other real estate owned, net of reserves, are summarized as follows:


                                          Three months ended
                                               March 31,
                                             1994     1993
============================================================
Balance, beginning of period              $52,803  $89,389

Additions                                   3,601   20,295

Deductions:
     Sales and repayments                   3,727   39,636
     Charge-offs                            1,317    2,900
     Other                                     --     (981)
- - ------------------------------------------------------------
Total Deductions                            5,044   41,555

Foreign exchange translation adjustments       43     (146)
============================================================
Balance, end of period                    $51,403  $67,983


Changes in the reserve for other real estate owned are summarized as follows:


                                          Three months ended
                                               March 31,
                                             1994     1993
============================================================

Balance, beginning of period               $3,716   $6,637

Additions:
     Provision for OREO                     1,317       19
     Other Additions                           30      127
- - ------------------------------------------------------------
Total Additions                             1,347      146

Deductions:
     Charge-offs                            1,295    2,900
     Loss on sale of OREO and selling
      expenses                                359      124
     Other                                     --       --
- - ------------------------------------------------------------
Total Deductions                            1,654    3,024

Foreign exchange translation adjustments        9       --
============================================================
Balance, end of period                     $3,418   $3,759

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

Loans


The following table reflects loans by type for the periods indicated.

                                                     March 31,            March 31,            December 31,
Loan Type (In thousands)                               1994                 1993                  1993
===========================================================================================================

Commercial and Financial                              $466,050             $416,597              $412,006
Real Estate -Commercial/Construction                   358,987              515,251               388,442
Residential Mortgage                                 1,292,496              552,107             1,149,363
Home Equity                                            219,069              266,264               234,049
Consumer                                                74,606               96,543                82,819
Foreign                                                223,065              330,733               255,396
- - -----------------------------------------------------------------------------------------------------------

Total Loans                                          2,634,273            2,177,495             2,522,075

Less: Unearned Discount (Unamortized
      Premium) and Net Deferred Fees                    (6,768)               3,480                (6,058)
===========================================================================================================

Total                                               $2,641,041           $2,174,015            $2,528,133


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


Real Estate-Commercial/Construction Loans

Geographic Distribution By Type
March 31, 1994
(In thousands)                                                      Geographic Location
                                                   District of                                United
Project Type                                        Columbia       Virginia     Maryland     Kingdom       Other       Total
===============================================================================================================================

Land                                                   $16,710      $33,839      $29,011     $    ---      $  ---      $79,560
Construction:
  Single-Family Residential                             10,500       18,448        7,588          ---         253       36,789
  Office Buildings                                      36,682       18,558       19,883          ---       4,493       79,616
  Multifamily Residential                                1,061        3,674          ---          ---         837        5,572
  Industrial/Warehouse Loans                               ---        3,189        7,591          ---         ---       10,780
  Shopping Centers                                         ---        9,184       18,536          ---         ---       27,720
  Hotels                                                 4,633        5,731          ---          ---         ---       10,364
  Other                                                  1,405        2,305          140          ---         ---        3,850
- - ------------------------------------------------------------------------------------------------------------------------------
Total Land and Construction                             70,991       94,928       82,749          ---       5,583      254,251

Commercial Mortgages                                    26,436       48,047       31,016      158,631       1,211      265,341
==============================================================================================================================
Total Real Estate-Commercial/Construction Loans        $97,427     $142,975     $113,765     $158,631      $6,794     $519,592


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


Nonperforming and Past Due Loans

(In thousands)
                                                                             March 31,            March 31,        December 31,
                                                                               1994                 1993                1993
==============================================================================================================================

Nonperforming Assets:

Nonaccrual Loans: (1)
  Domestic                                                                    $74,576             $163,853             $85,075
  Foreign                                                                      35,392               77,969              45,099
- - ------------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                                        109,968              241,822             130,174
- - ------------------------------------------------------------------------------------------------------------------------------

Renegotiated Loans: (2)
  Domestic                                                                     11,148               10,406              29,465
  Foreign                                                                         755                1,556                 834
- - ------------------------------------------------------------------------------------------------------------------------------
Total Renegotiated Loans                                                       11,903               11,962              30,299
- - ------------------------------------------------------------------------------------------------------------------------------

Other Real Estate Owned, Net:
  Domestic                                                                     44,414               49,135              45,049
  Foreign                                                                       6,989               18,848               7,754
- - ------------------------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net                                             51,403               67,983              52,803
==============================================================================================================================

Total Nonperforming Assets                                                   $173,274             $321,767            $213,276

Past Due Loans: (3)

  Domestic                                                                     $2,184               $1,749              $3,315
  Foreign                                                                          --                   --                   4
==============================================================================================================================

Total Past Due Loans                                                           $2,184               $1,749              $3,319


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


Other Real Estate Owned - (1)
Geographic Distribution By Type
March 31, 1994

(In thousands)                                                                Geographic Location
                                                         District of                                 United
Project Type                                               Columbia       Virginia      Maryland     Kingdom      Total
========================================================================================================================

Land                                                            $703        $27,455       $5,031      $   --     $33,189
Single-Family Residential                                        307            563        3,709          --       4,579
Office Buildings/Retail                                          389            971        3,242       2,306       6,908
Multifamily Residential                                           91             --           --          --          91
Warehouse Loans                                                   --          1,953           --       3,130       5,083
Shopping Centers                                                  --             --           --       1,553       1,553
Other                                                             --             --           --          --          --
- - ------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                            $1,490        $30,942      $11,982      $6,989     $51,403


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

In December 1992, new federal regulations were adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which group FDIC-insured institutions into categories based on certain capital ratios and other criteria. The categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Based on the numerical capital levels specified in the implementation regulations, each of the Corporation's insured banking subsidiaries would be classified as "well-capitalized." However, because the regulations provide that, irrespective of numerical capital levels, an institution is not considered "well-capitalized" if it is subject to a formal agreement requiring the maintenance of a specific level of capital, thus Riggs-Washington is classified as "adequately capitalized" (see "Capital Ratios" below). The Corporation ensures that its operating subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are generally the same as those of the Federal Reserve Board. The following table details the actual and required minimum ratios for the Corporation and its national bank subsidiaries.

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

(In Thousands)                                                                            March 31,
                                                                                            1994
- - ------------------------------------------------------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                                               $1,972
   Foreign Loans                                                                                 1,022
  Renegotiated Loans                                                                               227
- - ------------------------------------------------------------------------------------------------------
Total                                                                                           $3,221

Actual Interest Income Recognized:
  Nonaccrual Loans:
   Domestic Loans                                                                               $  542
   Foreign Loans                                                                                   446
  Renegotiated Loans                                                                               140
- - ------------------------------------------------------------------------------------------------------
Total                                                                                           $1,128

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
============================================================================================================================

Assets
Loans: (2)
   Commercial - Taxable                            $  358,892      $ 5,850       6.61 %   $  283,216      $ 4,943       7.08 %
   Commercial - Tax-Exempt                             76,017        1,474       7.86         89,351        2,099       9.53
   Real Estate - Commercial/Construction              385,028        7,801       8.22        518,020        7,871       6.16
   Residential Mortgage                             1,254,138       22,116       7.15        537,799       11,056       8.34
   Home Equity                                        228,842        3,891       6.90        272,402        4,736       7.05
   Consumer                                            77,737        2,257      11.77         98,988        2,971      12.17
   Foreign                                            217,873        4,582       8.53        362,953        6,577       7.35
- - ----------------------------------------------------------------------------------------------------------------------------
  Total Loans (Including Fees)                      2,598,527       47,971       7.49      2,162,729       40,253       7.55
- - ----------------------------------------------------------------------------------------------------------------------------
  Securities Available for Sale                       638,849        6,461       4.10        158,569        1,032       2.64
  Securities Held-to-Maturity:
   U.S. Treasury Securities                           579,997        6,090       4.26        755,670       12,184       6.54
   Obligations of States and Political Subdivisions     1,977           52      10.67          1,999           52      10.55
   Mortgage-Backed Securities                            ----         ----       ----        311,585        4,901       6.38
   Other Securities                                    16,323          589      14.63         40,428          731       7.33
- - ----------------------------------------------------------------------------------------------------------------------------
  Total Securities Held-to-Maturity                   598,297        6,731       4.56      1,109,682       17,868       6.53
- - ----------------------------------------------------------------------------------------------------------------------------
  Time Deposits with Other Banks                      184,599        2,630       5.78        486,267        5,823       4.86
  Federal Funds Sold and Resale Agreements            147,188        1,196       3.30        561,290        4,372       3.16
- - ----------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned    4,167,460       64,989       6.32      4,478,537       69,348       6.28
- - ----------------------------------------------------------------------------------------------------------------------------
  Less: Reserve for Loan Losses                        86,944                                 85,065
  Cash and Due from Banks                             240,987                                291,233
  Premises and Equipment, Net                         160,295                                173,196
  Other Assets                                        186,007                                256,608
============================================================================================================================
  Total Assets                                     $4,667,805                             $5,114,509

Liabilities And Stockholders' Equity
  Interest-Bearing Deposits:
   Savings and NOW Accounts                        $  939,044      $ 4,758       2.05 %   $  941,405      $ 5,253       2.26 %
   Money Market Deposit Accounts                    1,061,281        6,290       2.40      1,235,321        7,995       2.62
   Time Deposits in Domestic Offices                  843,596        6,019       2.89        738,028        7,382       4.06
   Time Deposits in Foreign Offices                   218,690        2,809       5.21        658,762        8,193       5.04
- - ----------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                   3,062,611       19,876       2.63      3,573,516       28,823       3.27
- - ----------------------------------------------------------------------------------------------------------------------------
  Borrowed Funds:
   Federal Funds Purchased and Repurchase
       Agreements                                      80,439          594       2.99        152,600          957       2.54
   U.S. Treasury Notes and Other Borrowed Funds        86,459          628       2.95         61,926          431       2.82
   Long-Term Debt                                     279,128        5,841       8.49        213,325        3,618       6.88
- - ----------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate
       Paid                                         3,508,637       26,939       3.11      4,001,367       33,829       3.43
- - ----------------------------------------------------------------------------------------------------------------------------
  Demand Deposits                                     817,792                                832,557
  Other Liabilities                                    47,233                                 37,267
  Stockholders' Equity                                294,143                                243,318
============================================================================================================================
  Total Liabilities and Stockholders' Equity       $4,667,805                             $5,114,509

============================================================================================================================
  Net Interest Income and Margin                                   $38,050       3.21 %                   $35,519       2.85 %

============================================================================================================================
  Net Interest Yield on Earning Assets                                           3.70 %                                 3.22 %


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



           Date:    May 16, 1994                         /s/ Timothy C. Coughlin
                --------------------                     -----------------------
                                                           Timothy C. Coughlin
                                                                President




           Date:    May 16, 1994                            /s/ John L. Davis
                --------------------                     -----------------------
                                                              John L. Davis
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                            Accounting Officer)

RIGGS NATIONAL CORPORATION
Exhibits and Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Riggs National Corporation
                                           --------------------------
                                                  (Registrant)


Date:  May 31, 1994                     By     /s/John L. Davis
       ------------                        ---------------------------
                                                  John L. Davis
                                             Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)