Form 10-Q
period 1994-06-30
RIGGS NATIONAL CORP
filed 1994-08-15
CIK 350847

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

      (Mark One)
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                               OR
 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                 Commission File Number  0-9756

                   RIGGS NATIONAL CORPORATION
            _________________________________________
     (Exact name of registrant as specified in its charter)

        Delaware                              52-1217953
        ________________________________________________
        (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification No.)

     1503 Pennsylvania Avenue, N.W., Washington, D.C. 20005
        ________________________________________________
            (Address of principal executive offices)
                           (Zip Code)

                         (202) 835-6000
                          _____________
      (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                          Yes  X . No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock, $2.50 par value                    30,233,214 shares
_____________________________               ____________________________
      (Title of Class)                    (Outstanding at August 12, 1994)

                      RIGGS NATIONAL CORPORATION

                          TABLE OF  CONTENTS

PART I.   FINANCIAL INFORMATION                             PAGE NO.

Item 1.   Financial Statements-Unaudited

          Consolidated Statements of Income
          Three and six months ended June 30, 1994 and 1993       3

          Consolidated Statements of Condition
          June 30,1994 and 1993, and December 31, 1993            4

          Consolidated Statements of Changes in
            Stockholders' Equity
          Six months ended June 30, 1994 and 1993                 5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1994 and 1993                 6

          Financial Ratios and Other Financial Data               7

          Notes to the Consolidated Statements                 8-12


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                13-25



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    None

Item 2.   Change in Securities                                 None

Item 3.   Defaults Upon Senior Securities                      None

Item 4.   Submission of Matters to a Vote of Security Holders    26

Item 5.   Other Information                                    None

Item 6.   Exhibits and Reports on Form 8-K                       27


SIGNATURES                                                       27

                                   2

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                      Three Months Ended   Six Months Ended
(In thousands, except per                    June 30,           June 30,
  share amounts)                          1994      1993     1994      1993
===========================================================================
INTEREST INCOME
  Interest and Fees on Loans:
   Taxable                             $47,437   $37,561     $93,055   $75,715
   Tax-Exempt                              975     1,263       2,480     2,597
________________________________________________________________________________
    Total Interest and Fees on Loans    48,412    38,824      95,535    78,312

  Interest and Dividends on Securities
   Available for Sale                    7,316      8,425      13,777    9,457

  Interest on Securities Held-to-
   Maturity:
   Taxable                               4,478      8,147      10,933   25,183
   Tax-Exempt                              --          32          33       65
______________________________________________________________________________
  Total Interest on Securities Held-
   to-Maturity                           4,478      8,179       10,966  25,248
  Interest on Money Market Assets:
   Time Deposits with Other Banks        2,049      5,191        4,679  11,014
   Federal Funds Sold and Resale
    Agreements                           2,168      4,671        3,364   9,043
________________________________________________________________________________

    Total Interest on Money Market
     Assets                              4,217      9,862        8,043  20,057
________________________________________________________________________________
  Total Interest Income                 64,423     65,290      128,321 133,074

INTEREST EXPENSE
  Interest on Deposits:
   Savings and NOW Accounts              4,742      4,767        9,500   10,020
   Money Market Deposit Accounts         6,379      7,268       12,669   15,263
   Time Deposits in Domestic Offices     5,884      7,125       11,903   14,507
   Time Deposits in Foreign Offices      2,629      7,724        5,438   15,917
_______________________________________________________________________________
  Total Interest on Deposits            19,634     26,884       39,510   55,707

  Interest on Short-Term Borrowings
    and Long-Term Debt:
   Federal Funds Purchased and
    Repurchase Agreements                  998      1,073        1,592    2,030
   U.S. Treasury Demand Notes and
    Other Short-Term Borrowings            813        446        1,441       877
   Long-Term Debt                        4,744      3,641       10,585    7,259
________________________________________________________________________________
  Total Interest on Short-Term
   Borrowings and Long-Term Debt         6,555      5,160       13,618   10,166
_______________________________________________________________________________
  Total Interest Expense                26,189     32,044       53,128   65,873

  Net Interest Income                   38,234     33,246       75,193   67,201
  Less: Provision for Loan Losses        2,100     49,193        4,200   63,393
______________________________________________________________________________
  Net Interest Income after Provision
   for Loan Losses                      36,134   (15,947)       70,993    3,808

NONINTEREST INCOME
  Trust Income                           7,538      7,349       14,995   13,901
  Service Charges and Fees              12,454     14,039       23,221   25,588
  Gain on Settlement of Mortgage
   Insurance Claims                         --         --        4,739       --
  Other Noninterest Income               2,502      2,957        4,954    6,033
  Securities Gains, Net                     68     22,929        1,424   24,002
_______________________________________________________________________________
  Total Noninterest Income              22,562     47,274       49,333   69,524


NONINTEREST EXPENSE
  Salaries and Wages                    16,236     17,830       32,881   36,041
  Pensions and Other Employee Benefits   4,953      5,043        9,850   10,291
  Occupancy Expense, Net                 5,574      6,916       11,589   13,526
  Furniture and Equipment Expense        2,334      2,945        4,948    6,065
  Other Real Estate Owned Expense, Net   (280)     15,402        1,006   14,710
  FDIC Insurance Expense                 2,431      2,638        4,863    5,276
  Data Processing Services               4,243      4,347        8,666    8,649
  Restructuring Expense                (2,059)     20,804      (2,059)   34,554
  Other Noninterest Expense             16,124     22,735       31,399   39,009
______________________________________________________________________________
  Total Noninterest Expense             49,556     98,660      103,143  168,121

  Income (Loss) before Taxes             9,140   (67,333)       17,183 (94,789)

  Applicable Income Tax (Benefit)
   Expense                               (693)      5,300        (563)    5,465
==============================================================================
  NET INCOME (LOSS)                     $9,833  $(72,633)      $17,746$(100,254)

  Dividends on Preferred Stock         (3,046)      (358)      (6,391)    (717)
===============================================================================
  Net Income (Loss) Available
   for Common Stock                     $6,787  $(72,991)     $11,355 $(100,971)

  EARNINGS (LOSS) PER SHARE:             $0.23    $(2.89)        $0.38  $(4.00)

                                     3

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share amounts)
                                             June 30,   June 30,  December 31,
(Unaudited in June 30, 1994 and 1993)           1994       1993      1993
==============================================================================
ASSETS
  Cash and Due from Banks                    $197,840   $207,857   $210,639
  Money Market Assets:
   Time Deposits with Other Banks             162,480    692,516    200,946
   Federal Funds Sold and Resale
     Agreements                               282,700    446,603    205,000
___________________________________________________________________________
  Total Money Market Assets                   445,180  1,139,119    405,946

  Securities Available for Sale (Market
    Value: June 30, 1994, $539,061; June 30, 1993,
    $538,793; December 31, 1993, $708,137)    539,061    538,525    708,137
  Securities Held-to-Maturity (Market Value:
    June 30, 1994, $417,126; June 30, 1993,
    $588,464; December 31, 1993, $660,773)    420,962    580,935    660,062

  Loans, Net of Unearned Discount, Unamortized
    Premium and Net Deferred Fees           2,650,024  2,153,879  2,528,133
    Reserve for Loan Losses                    92,094     86,146     86,513
___________________________________________________________________________
  Loans, Net of Reserve for Loan Losses     2,557,930  2,067,733  2,441,620

  Premises and Equipment, Net                 156,159    167,132    161,098
  Accrued Interest Receivable                  24,192     18,562     22,911
  Customers' Acceptance Liability                 589      3,292        300
  Other Real Estate Owned, Net                 49,215     62,724     52,803
  Other Assets                                122,118    136,660    116,721
===========================================================================
  Total Assets                             $4,513,246 $4,922,539 $4,780,237

LIABILITIES
  Noninterest-Bearing Demand Deposits        $934,883   $894,299   $864,549

  Interest-Bearing Deposits:
   Savings and NOW Accounts                   895,519    910,771    955,711
   Money Market Deposit Accounts            1,097,646  1,188,389  1,082,048
   Time Deposits in Domestic Offices          602,912    704,460    643,736
   Time Deposits in Foreign Offices           207,953    494,091    227,780
___________________________________________________________________________
  Total Interest-Bearing Deposits           2,804,030  3,297,711  2,909,275
___________________________________________________________________________
  Total Deposits                            3,738,913  4,192,010  3,773,824

  Short-Term Borrowings:
   Federal Funds Purchased and Repurchase
     Agreements                                69,930    153,700   302,330
   U.S. Treasury Demand Notes and Other
     Borrowed Funds                           150,406    151,154   151,697
__________________________________________________________________________
  Total Short-Term Borrowings                 220,336    304,854   454,027

  Acceptances Outstanding                         589      3,292       300
  Other Liabilities                            48,652     54,761    45,564
  Long-Term Debt                              217,625    213,325   213,325
__________________________________________________________________________
  Total Liabilities                         4,226,115  4,768,242 4,487,040


STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
   Shares Authorized - 25,000,000 at June 30,
     1994 and 1993, and December 31, 1993;
   Liquidation Preference - $25 per share
   Cumulative Convertible Series A - 764,537
     shares at June 30, 1994 and 1993, and
     December 31, 1993                           765        765       765
   Noncumulative Perpetual Series B -
     4,000,000 shares at June 30, 1994
     and December 31, 1993                     4,000         --     4,000
  Common Stock-$2.50 Par Value
   Shares Authorized - 50,000,000 at June 30,
     1994 and 1993, and December 31, 1993;
   Shares Issued-31,124,012 at June 30, 1994,
     26,122,812 at June 30, 1993 and
     31,122,812 at December 31, 1993          77,810     65,307    77,807
  Surplus
   Preferred Stock                           109,473     18,232   109,541
   Common Stock                              156,004    131,572   156,023
  Foreign Exchange Translation Adjustments    (1,061)    (1,565)   (1,527)
  Undivided Profits (Accumulated Deficit)    (19,610)   (36,291)  (30,965)
  Unrealized Net Gain (Loss) on
    Securities Available for Sale            (16,527)        --     1,276
  Treasury Stock-900,798 shares at June 30,
    1994 and 1993, and December 31, 1993     (23,723)   (23,723)  (23,723)
__________________________________________________________________________
  Total Stockholders' Equity                  287,131   154,297   293,197

=========================================================================
Total Liabilities and Stockholders' Equity $4,513,246$4,922,539$4,780,237

                                     4

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                         Unrealized
                                                                             Net
                                                 Foreign     Undivided    Gain (Loss)
                 Preferred   Common              Exchange     Profits    on Securities              Total
(Unaudited)         Stock     Stock             Translation (Accumulated   Available   Treasury Stockholders'
(In thousands)   $1.00 Par  $2.50 Par  Surplus  Adjustments   Deficit)     for Sale     Stock      Equity
===============================================================================================================

Balance,
December 31, 1992     $765  $65,307     $149,804  $(11,413)   $64,680        $  --       $(23,723)  $245,420

Net Loss                --       --           --        --   (100,254)          --             --   (100,254)

Cash Dividends--
  Preferred             --       --           --        --       (717)          --             --       (717)

Foreign Exchange
 Translation
  Adjustments           --       --           --     9,848         --           --             --      9,848
===============================================================================================================
Balance,
June 30, 1993         $765  $65,307     $149,804   $(1,565)  $(36,291)       $  --       $(23,723)  $154,297



Balance,
December 31, 1993   $4,765  $77,807     $265,564  $(1,527)   $(30,965)       $1,276      $(23,723)  $293,197

Net Income              --       --           --       --      17,746            --            --     17,746

Issuance of
Common Stock--
 Stock  Option Plan     --        3            8       --          --            --            --         11

Cash Dividends--
 Preferred              --       --           --       --      (6,391)           --            --     (6,391)

Unrealized Net Gain
 (Loss) on Securities
 Available for Sale     --       --           --       --          --       (17,803)           --    (17,803)

Foreign Exchange
  Translation
  Adjustments           --       --           --      466          --            --            --        466

Other                   --       --          (95)      --          --            --            --        (95)
===============================================================================================================
Balance,
June 30, 1994       $4,765   $77,810     $265,477 $(1,061)   $(19,610)     $(16,527)     $(23,723)  $287,131


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Six Months Ended
(In thousands)                                            June 30,
Increase (decrease ) in cash and cash equivalents    1994          1993
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $17,746      ($100,254)
 Adjustments to Reconcile Net Income (Loss) to
   Cash Provided By (Used In) Operating Activities:
    Provisions for Loan Losses                          4,200         63,393
    Provisions for Other Real Estate Owned Writedowns   1,935         18,615
   Depreciation Expense and Amortization of
    Leasehold Improvements                              6,123          6,672
   Amortization of Purchase Accounting
    Adjustments                                         1,934          3,677
   Restructuring Charges                               (2,059)        34,554
   (Gains) Losses on Securities Sales                  (1,424)       (24,002)
   (Gains) Losses on Sales from Other
    Real Estate Owned                                  (1,068)          (391)
   (Increase) Decrease in Accrued Interest Receivable  (1,281)         8,171
   (Increase) Decrease in Other Assets                 (3,581)         7,176
   Increase (Decrease) in Other Liabilities             5,147            261
_______________________________________________________________________________
  Total Adjustments                                     9,926        118,126
______________________________________________________________________________
Net Cash Provided By (Used In) By
   Operating Activities                                27,672         17,872

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits
   With Other Banks                                    38,466        (44,064)
  Proceeds from Securities Available for Sale         130,986        711,862
  Purchase of Securities Available for Sale           (34,046)      (934,799)
  Proceeds from the Maturity of Securities
   Held-to-Maturity                                 1,109,079        375,710
  Purchase of Securities Held-to-Maturity            (814,222)      (292,713)
  Net (Increase) Decrease in Loans                   (127,720)       (36,373)
  Proceeds from Sales and Other Repayments
   of Other Real Estate Owned                          10,318         10,577
  Net (Increase) Decrease in Premises and Equipment    (1,184)           590
  Other, Net                                             (387)          (521)
________________________________________________________________________________
Net Cash Provided by (Used In) Investing Activities   311,290       (209,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
  Demand, NOW, Savings and Money Market
   Deposit Accounts                                    25,740       (104,543)
  Time Deposits                                       (60,651)      (141,045)
  Federal Funds Purchased and Repurchase Agreements  (232,400)       101,279
  U.S. Treasury Demand Notes and Other
   Short-Term Borrowings                               (1,291)        63,075
  Net Proceeds From the Issuance of Long-Term Debt    121,250             --
  Repayment of Long-Term Debt                        (120,700)            --
  Net Proceeds From the Issuance of Common Stock           11             --
  Dividend Payments                                    (6,391)          (717)
  Other, Net                                              (95)            --
_______________________________________________________________________________
Net Cash Provided by (Used In) Financing Activities  (274,527)       (81,951)

Effect of Exchange Rate Changes                           466         (2,234)
________________________________________________________________________________
Net Increase (Decrease) in Cash and Cash Equivalents   64,901       (276,044)

Cash and Cash Equivalents at Beginning of Period      415,639        930,504
===============================================================================
Cash and Cash Equivalents at End of Period           $480,540       $654,460


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Loans Transferred to Other Real Estate Owned         $7,210       $24,437
  Loans to Finance the Sale of
    Other Real Estate Owned Sales                          --        21,969

SUPPLEMENTAL DISCLOSURES:
  Interest Paid (Net of Amount Capitalized)           $53,129       $65,874
  Income Tax Payments (Refund)                         (5,414)          218

RIGGS NATIONAL CORPORATION
Financial Ratios and Other Financial Data
(Unaudited)


Six months ended June 30,                        1994        1993
======================================================================

PERFORMANCE:

  Net Income (Loss) to Average Assets           0.78%      (3.98%)
  Net Income (Loss) to Average Earning Assets   0.88%      (4.51%)
  Net Income (Loss) to Average
    Stockholders' Equity                       12.43%        N/M
  Net Income (Loss) Available to Common Stock
    to Average Common Equity                   13.18%        N/M
  Net Interest Income to Average
    Earning Assets                              3.81%       3.15%


ASSET QUALITY:

   Nonaccrual Loans as a % of Average Loans     2.86%      10.95%
   Nonperforming Assets as a % of Total
    Loans and OREO                              4.72%      14.07%
   Nonaccrual and Renegotiated Loans as
    a % of Total Loans                          2.95%      11.56%
   Net Charge offs as a % of Average Loans       N/M        2.82%
   Reserve for Loan Losses as a % of
    Total Loans                                 3.48%       4.00%
   Reserve for Loan Losses as a % of
    Nonaccrual and Renegotiated Loans            118%         35%


PER COMMON SHARE:

 Net Income (Loss)                             $0.38      $(4.00)
 Book Value (at period end)                    $5.72      $ 5.36
 Common Shares Outstanding(at period end) 30,223,214  25,222,014
 Average Common Shares Outstanding        30,222,664  25,222,014


CAPITAL RATIOS AT PERIOD END:

  Tier I                                      11.27%       5.34%
  Combined Tier I and Tier II                 18.18%      10.29%
  Leverage                                     6.59%       2.85%

N/M--Not Meaningful


RIGGS NATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)


NOTE 1.   BASIS OF PRESENTATION

In   the   opinion  of  management,  the  accompanying  unaudited
financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the Corporation's consolidated financial position at June 30, 1994 and 1993, and December 31, 1993 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior period amounts to conform with the current year's presentation. The results of operations for the first half of 1994 are not necessarily indicative of the results to be expected for the full 1994 year.


NOTE 2.   COMMON SHARES

Primary earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,223,214 and 30,222,664 for the second quarter of 1994 and the six month period ended June 30, 1994, respectively, with 25,222,014 weighted average shares outstanding for both the three and six month periods in 1993. The weighted average number of shares of common stock outstanding does not include shares subject to unexercised options. Under the Riggs National Corporation 1993 Stock Option Plan (the "1993 Plan"), options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1994, options to purchase 771,700 shares had been granted and remain outstanding under the 1993 Plan, at prices ranging from $9.00 to $9.88 per share and are currently not dilutive. In May 1994, the board of directors and the shareholders approved the Riggs National Corporation 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. At June 30, 1994, no shares have been granted under the 1994 Plan.


NOTE 3.   RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                              Three months ended   Six months ended
                                     June 30,            June 30,
                                 1994      1993      1994      1993
====================================================================
==============
Balance, beginning
 of period                    $86,711   $91,730    $86,513   $84,155

Provision for loan losses       2,100    49,193      4,200    63,393

Loans charged-off:
  Domestic                      3,426    37,466      5,464    42,468
  Foreign                         158    18,152      2,663    20,532
____________________________________________________________________
Total loans charged-off         3,584    55,618      8,127    63,000

Recoveries on
 charged-off loans:
  Domestic                      4,024       278      6,014      1,056
  Foreign                       1,974       524      2,544        528
_____________________________________________________________________
Total recoveries on
 charged-off loans              5,998       802      8,558      1,584

Net loans charged-off         (2,414)    54,816      (431)     61,416

Foreign exchange
 translation adjustment           869        39        950         14
=====================================================================
Balance, end of period        $92,094   $86,146    $92,094    $86,146

NOTE 4.   OTHER REAL ESTATE OWNED

Changes in other real estate owned, net of reserves, are summarized as follows:

                                              Six months ended
                                                    June 30,
                                               1994      1993
==================================================================
Balance, beginning of period                $52,803   $89,389

Additions                                     7,210    27,511

Deductions:
  Sales and repayments                        9,277    35,232
  Charge-offs                                 1,908    19,994
  Other                                          --   (1,052)
_________________________________________________________________
Total Deductions                             11,185    54,174

Foreign exchange
  translation adjustments                       387       (2)
=================================================================
Balance, end of period                      $49,215   $62,724

Changes in the reserve for other real estate owned are summarized as follows:

                                              Six months ended
                                                  June 30,
                                               1994      1993
=====================================================================
Balance, beginning of period                 $3,716    $6,637

Additions:
  Provision for OREO                          1,935    18,615
  Other additions                               101       758
______________________________________________________________________
Total Additions                               2,036    19,373

Deductions:
  Charge-offs                                 1,908    19,994
   Loss on sale of OREO
    and selling expenses                      1,598        --
  Other                                          --        --
_______________________________________________________________________
Total Deductions                              3,506    19,994

Foreign exchange translation
 adjustments                                     86       (3)
=======================================================================
Balance, end of period                       $2,332    $6,013

NOTE 5.   NEW FINANCIAL ACCOUNTING STANDARDS

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

Income (loss) before income taxes relating to the operations of domestic offices and foreign offices for the three and six month periods ended June 30, 1994 and 1993, were as follows:

                              Three months ended   Six months ended
                                    June 30,            June 30,
                                 1994      1993      1994      1993
=====================================================================
  Domestic Offices             $2,722  $(9,592)  $  2,958 $(30,126)
  Foreign Offices               6,418  (57,741)    14,225  (64,663)
=====================================================================
    Total                      $9,140 $(67,333)   $17,183 $(94,789)


The provision for income taxes for the three and six month periods ended June 30, 1994 and 1993 consisted of the following:

                               Three months ended   Six months ended
                                    June 30,            June 30,
                                 1994      1993      1994      1993
=====================================================================
Current Provision
(Benefit):
  Federal                   $     --  $   (12)  $     --  $   (24)
  State                           70         3       147       126
  Foreign                      (763)        --     (710)        54
_____________________________________________________________________
Total Current Provision
 (Benefit)                     (693)       (9)     (563)       156

Deferred Provision
(Benefit):
  Federal                          --     5,309        --     5,309
  State                            --        --        --        --
  Foreign                          --        --        --        --
_____________________________________________________________________
Total Deferred Provision
 (Benefit)                         --     5,309        --     5,309

=====================================================================
Applicable Income Tax
 (Benefit) Expense             $(693)    $5,300    $(563)    $5,465

NOTE 7.   COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit, standby letters of credit, interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors. The following table summarizes the Corporation's exposure to these off-balance sheet commitments and contingent liabilities at June 30, 1994:

                                                     Contractual
                                                     or Notional
                                                      Value at
                                                    June 30, 1994
       =============================================================
       Commitments to Extend Credit:
        Commercial                                     $216,929
        Real Estate                                     228,940
        Consumer                                         64,403
       ______________________________________________________________
       Total Commitments to Extend
        Credit                                         $510,272

       Letters of Credit:
        Commercial                                      $97,838
        Standby-Financial                                30,607
        Standby-Performance                              34,539
       ______________________________________________________________
       Total Letters of Credit                         $162,984

       Financial Instruments with off-
       balance sheet market risk:
        Interest rate swap agreements                  $261,258
        Interest rate option contracts                  200,000
        Foreign exchange contracts:
          Commitments to purchase                        34,486
          Commitments to sell                           186,360

The Corporation's management believes financial derivatives can be an important element of prudent balance sheet and interest rate risk management. Interest-rate swaps, caps, collars and floors are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities. There is no effect on total assets or liabilities of the Corporation. Interest-rate swaps involve the contractual exchange of fixed and variable interest payment obligations based upon an underlying notional principal amount. Entering into derivative transactions involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk of unmatched positions. Credit risk is managed through limits and monitoring procedures. Net receivables or payables under agreements designated as hedges are recorded when realized as adjustments to interest income or interest expense related to the hedged asset or liability. Related fees are deferred and amortized over the life of the agreements as an adjustment to interest income or interest expense related to the hedged asset or liability. Unrealized gains and losses are not reflected in the accompanying financial statements, unless the Corporation changes its intention relative to the hedges or the underlying hedged assets are disposed.

Other than swaps entered into for customers, the Corporation's involvement with derivative financial instruments has been for hedging purposes, and includes a $200 million interest rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. Since inception, this swap agreement has functioned as an
effective  hedge.   At June 30, 1994, total net  receivables  and
payables relating to unpaid interest income/expense from the swap agreement, totaled $2.1 million and $1.8 million, respectively, with no unamortized fees outstanding at quarter-end. As interest rates began to rise in early 1994, the market value of the swap agreement has fluctuated resulting in an unrealized gain of $0.9 million at year-end 1993, to an unrealized loss of approximately $11.0 million at June 30, 1994. Based on the possibility of
further   increases  in  interest  rates,  in  April  1994,   the
Corporation purchased a separate instrument known as a corridor to mitigate the negative impact of rising interest rates on the cash flow from the swap agreement. At June 30, 1994, there were not any net receivables and payables outstanding relating to interest income/expense from the corridor, with unamortized fees totaling $2.2 million and an unrealized gain of approximately $600 thousand at quarter-end.

NOTE 8.   OTHER DEVELOPMENTS

On February 1, 1994, the Corporation sold $125 million of 8.5% subordinated notes due February 2006. The notes were sold at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13,
1994. The net proceeds from the sale totaled $121.3 million and were used to redeem approximately $51.5 million of floating-rate subordinated notes and $69.2 million of floating-rate subordinated capital notes, both bearing an interest rate of 5.25% at the date of redemption and maturing in 1996.

On May 9, 1994, the Corporation announced that Paul M. Homan had decided to end his association with the Corporation as President, Chief Executive Officer and a director of The Riggs National Bank of Washington, D.C. ("Riggs-Washington"), and as Vice Chairman of the Corporation. On July 13, 1994, the Corporation announced the election of Fred L. Bollerer (formerly Executive Vice President-General Banking of Riggs-Washington) to the positions of President and Chief Executive Officer of Riggs-Washington.

The United States House of Representatives has approved a conference committee bill that, if enacted, would authorize interstate acquisitions of banks by bank holding companies without geographic limitation one year after enactment and, subject to the ability of states to opt-out, interstate mergers of banks after June 1, 1997. The Corporation expects that the bill will be approved by the Senate and signed by the President.


NOTE 9.   REGULATORY MATTERS

In December 1992, new federal regulations were adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which group FDIC-insured institutions into categories based on certain capital ratios and other criteria. The categories are "well capitalized," "adequately capitalized," "undercapitalized,"
"significantly       undercapitalized"      and       "critically
undercapitalized." Based on the numerical capital levels specified in the implementing regulations, each of the Corporation's insured banking subsidiaries would be classified as "well-capitalized." However, because the regulations provide that, irrespective of numerical capital levels, an institution is not considered "well-capitalized" if it is subject to a formal agreement requiring the maintenance of a specific level of capital, Riggs-Washington is classified as "adequately capitalized."

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Federal Reserve") and Riggs-Washington entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Memorandum of Understanding and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. Under the terms of the Memorandum of Understanding, the Corporation must notify the Federal Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and the use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Federal Reserve Bank relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur.

In accordance with the terms of the Written Agreement, a committee of the Board of Directors of Riggs-Washington monitors and coordinates compliance with the Written Agreement, implementation of recommendations previously made by an independent management consultant, and implementation of the action plan and work plan previously adopted by Riggs-Washington.

The   Corporation   and  Riggs-Washington  are   in   substantial
compliance with the provisions and requirements of the Memorandum of Understanding and the Written Agreement as of June 30, 1994.

RIGGS NATIONAL CORPORATION
MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $9.8 million ($0.23 per share) for the second quarter of 1994 compared to a loss of $72.6 million ($2.89 per share) for the same quarter a year earlier. The second quarter performance in 1994 is the Corporation's fourth consecutive profitable quarter. Results for the second quarter of 1994 reflect the benefits of a $4.5 million (pretax) increase in the net interest income (on a tax equivalent basis, see "Net Interest Income") and a $2.1 million (pretax)
credit representing the recapture of restructuring expenses accrued in the first quarter of 1993 for the cost of implementing BankStart '93 (see "Performance Enhancing Strategies"). Two factors contributing to the 1993 loss were a $49.2 million provision for loan losses and a $20.8 million charge relating to the restructuring of the Corporation's domestic and certain foreign operations (see "Performance Enhancing Strategies").

The provision for loan losses in the second quarter of 1994 was $2.1 million. The reduced provision in 1994 when compared to the prior year was the result of improvements in asset quality as nonperforming assets were reduced over 59% from $311.8 million at the end of the second quarter of 1993 to $127.5 million at the end of the second quarter of 1994. The June 30, 1994 level of nonperforming assets is the lowest since the third quarter of 1990. The Corporation's overall asset quality continues to improve as a result of collection and asset-management efforts as well as improved economic conditions domestically and in the United Kingdom.

Consolidated net income for the first half of 1994 was $17.7 million ($0.38 per share) compared with a loss of $100.3 million ($4.00 per share) for the same period a year earlier. Significant factors contributing to the 1993 loss were a $63.4 million provision for loan losses and restructuring charges of $34.6 million (see "Performance Enhancing Strategies"). The 1993 provision for loan losses related to domestic commercial loans and foreign (primarily United Kingdom) corporate loans. Results for 1994 reflect the benefits of a $7.0 million (pretax) increase in the net interest income (on a tax equivalent basis, see "Net Interest Income"), a $4.7 million (pre-tax) gain from the settlement of mortgage insurance claims related to other real estate owned in the United Kingdom, and a $2.1 million (pretax)
credit representing the recapture of restructuring expenses accrued in the first quarter of 1993 for the cost of implementing BankStart '93 (see "Performance Enhancing Strategies"). The reduced provision for the first half of 1994 was the result of improved asset quality as discussed in the preceding paragraph.

Assets totaled $4.51 billion at June 30, 1994, down $267.0 million from year-end 1993, and a decrease of $409.3 million from June 30, 1993. The decrease in total assets from June 30, 1993 consisted of decreases in securities and money market assets totaling $853.4 million, offset by an increase in net loans of $496.1 million. The decrease in short-term, lower-yielding assets combined with the increase in higher-yielding, longer-term assets is part of an overall asset/liability strategy implemented in 1993 and ongoing in 1994 to improve the Corporation's overall interest margin performance. Deposits at June 30, 1994 totaled $3.74 billion, a decrease of $34.9 million from year-end 1993 and a decrease of $453.1 million from June 30, 1993. The decrease during the last twelve months is primarily due to reductions in foreign time deposits of $286.1 million as the Corporation exited from certain deposit gathering businesses in foreign operations, combined with decreases in domestic time deposits of $101.5 million. Total liabilities decreased $260.9 million during the first half of 1994 and decreased $542.1 million from a year ago. The decrease from the preceding year's balance is due to the aforementioned decline in deposits, in addition to an $84.5 million decrease in short-term borrowings.


PERFORMANCE ENHANCING STRATEGIES

During the first quarter of 1994, the Corporation continued to see the positive impact of BankStart '93 and the financial restructurings of domestic and certain foreign operations.

BankStart '93 was initiated in January 1993 and was a corporation-wide project to improve efficiency and increase operational
effectiveness.   In  the first quarter of 1993,  the  Corporation
took a restructuring charge of $13.8 million, representing management's estimate of the cost of implementing the program. During the first half of 1994, the implementation of BankStart '93 was substantially completed and a $2.1 million charge was recognized, primarily from the recovery of severance related expenses. This recovery was the result of lower than anticipated expenses associated with staff reductions over the past year. At June 30, 1994, $1.3 million of other restructuring related expenses remained in the accrual and are expected to be paid during the remainder of 1994.

At the end of the second quarter of 1993, the Corporation announced a financial restructuring of its domestic and certain foreign operations, which included enhancing certain lines of business domestically and exiting unprofitable lines of business in the United Kingdom, reducing its investments in certain foreign subsidiaries and increasing reserves against problem assets in order to facilitate their disposition. At June 30, 1994, the restructurings were substantially complete, with
reductions  of  current  problem  assets  expected  to   continue
throughout 1994, as discussed in the "Asset Quality" section. Accrued and unpaid restructuring expenses totaled $1.4 million at June 30, 1994, with related disbursements expected to be made during the remainder of 1994.


SECURITIES

Schedules detailing securities available for sale and securities held-to-maturity follow:

                             June  30, 1994           June  30, 1993
Available for Sale         Amortized   Market/     Amortized Cost/  Market
(In thousands)               Cost    Book Value      Book Value      Value
===========================================================================
U.S. Treasury Securities $  45,482  $  44,864      $438,607        $438,606
Mortgage-Backed Securities 496,342    480,433        99,918         100,187
Other Securities            13,764     13,764            --              --
===========================================================================
Total                     $555,588   $539,061      $538,525        $538,793

Held-To-Maturity         June  30, 1994             June  30, 1993
(In thousands)       Book Value    Market Value  Book Value   Market Value
===========================================================================
U.S. Treasury
 Securities          $292,362      $291,522       $110,346     $112,115
Government Agencies
 Securities           125,000       122,004             --        --
Obligations of
 States & Political
  Subdivisions             --            --          1,999        2,161
Mortgage-Backed
 Securities                --            --        434,496      437,673
Other Securities        3,600         3,600         34,094       36,515
===========================================================================
Total                $420,962      $417,126       $580,935     $588,464

Investment securities and securities held for sale for 1993 are presented in the held-to-maturity and available for sale categories, respectively, in the tables above. Effective December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all unrealized gains and losses from the securities available for sale portfolio be included, net, in stockholders' equity until realized. This treatment is a change from previous accounting policy, which required such securities to be carried at the lower of cost or market with any unrealized gains and losses included in earnings. SFAS No. 115 may not be applied retroactively to prior years' financial statements.

The weighted-average maturities and yields for securities held-to-maturity, adjusted for anticipated prepayments, was approximately
1.7  years  and  5.50%  at  June 30, 1994.   The  weighted-average
maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 3.8 years and 5.55% at June 30, 1994. Total securities held-to-maturity and available for sale decreased $408.2 million (29.8%) during the first half of 1994, while decreasing $159.4 million (14.2%) since June 30, 1993. The decrease in securities for the first half of 1994 is due to maturities and sales during the period being shifted to residential mortgage loans and money market assets, as well as being used to fund reductions in deposits and short-term borrowings during the period. The decrease in securities during the past year occurred as proceeds from maturities and sales were invested in longer-term, fixed-rate residential mortgage loans, as part of a strategy to improve earnings.

LOANS

The following table reflects loans by type for the periods indicated.

                                June 30,   June 30,  December 31,
Loan Type (In thousands)          1994        1993        1993
=================================================================
Commercial and Financial         $455,296    $356,496    $412,006
Real Estate -
 Commercial/Construction          354,504     481,563     388,442
Residential Mortgage            1,323,928     648,237   1,149,363
Home Equity                       221,116     260,554     234,049
Consumer                           75,834      89,266      82,819
Foreign                           212,709     319,928     255,396
_________________________________________________________________
Total Loans                     2,643,387   2,156,044   2,522,075

Less:  Unearned Discount
 (Unamortized Premium)
  and Net Deferred Fees           (6,637)       2,165     (6,058)
=================================================================
Total                          $2,650,024  $2,153,879  $2,528,133

At June 30, 1994, total loans outstanding (net of premiums/discounts) were $2.65 billion, compared with $2.53 billion at December 31, 1993, and $2.15 billion at June 30, 1993. The increase in loans from June 30, 1993, was primarily attributable to purchases of approximately $436 million in residential mortgage loans during the fourth quarter of 1993 and an additional $90 million during the first quarter of 1994, combined with local area originations of residential mortgage loans. The increase in residential mortgages is part of a strategy to improve earnings (see "Securities"). The increase from December 31, 1993, which totaled $121.9 million, is due primarily to an increase in residential mortgages of $174.6 million during the first half of 1994, the result of residential loan purchases of $90 million during the first quarter of 1994 combined with local area originations during the six-month period. Commercial and financial loans also increased during the first half of 1994 ($43.3 million), the result of new local area commercial loan originations. These increases were partially offset by net decreases in real estate-commercial/construction, home equity, consumer and foreign loans, which decreased an aggregate $96.5 million during the period.


REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1994

                                          Geographic Location
Project Type         District of                   United
(In thousands)         Columbia  Virginia Maryland Kingdom   Other  Total
========================================================================
Land                  $16,710   $31,131  $29,085   $   --    $ --  $ 76,926
Construction:
  Single-Family
   Residential         10,080    16,128    5,117       --      --    31,325
  Office Buildings     37,412    18,505   17,401       --   5,384    78,702
  Multifamily
   Residential          1,366     4,113      463       --   2,750     8,692
  Industrial/
   Warehouse Loans        391     2,930    7,126       --      --    10,447
  Shopping Centers         --    16,592   18,479       --      --    35,071
  Hotels                4,621     5,671       --       --      --    10,292
  Other                 1,219     1,985       98       --      --     3,302
___________________________________________________________________________

Total Land and
 Construction          71,799    97,055   77,769       --   8,134   254,757

Commercial Mortgages   25,860    47,835   26,622  147,258   1,227   248,802
===========================================================================
Total Real Estate-
 Commercial/
  Construction Loans  $97,659  $144,890 $104,391  $147,258  $9,361  $503,559

At June 30, 1994, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The table below details the countries in which the Corporation had total outstandings in excess of 1% of its total assets.


CROSS-BORDER OUTSTANDINGS WHICH EXCEED 1% OF TOTAL ASSETS

                           % of                             90 Days
                           Total                            or More  Potential
(In millions)    Amount   Assets  Nonaccrual  Renegotiated  Past Due   Problem
===============================================================================
June 30, 1994
United Kingdom  $178.5      4.0%    $ 22.5    $  0.4      $ --        $ 11.0

December 31, 1993
United Kingdom   186.8      3.9%      37.7       0.8        --       8.9

June 30, 1993
United Kingdom   352.9      7.2%      52.8       1.0        --      28.2
France           115.7      2.4%        --        --        --        --
Italy             94.1      1.9%        --        --        --        --
Netherlands       52.1      1.1%        --        --        --        --

At June 30, 1994, Italy was the only country to which the Corporation had cross-border outstandings between .75% and 1.00% of total assets, totaling $39.6 million (.88%), compared with cross-border outstandings to Portugal totaling $43.8 million (.89%), Switzerland totaling $41.0 million (.83%), and Australia totaling $37.1 million (.75%), at June 30, 1993. The Corporation did not have any cross-border outstandings between .75% and 1.00% of total assets at December 31, 1993.

ASSET QUALITY

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $127.5 million at June 30, 1994, a $85.8 million (40.2%) decrease from the year-end 1993 total of $213.3 million and a $184.3 million (59.1%) decrease from the June 30, 1993 total. The composition of nonperforming assets and past due loans is detailed below.



NONPERFORMING AND PAST DUE LOANS

                              June 30,  June 30,  December 31,
(In thousands)                  1994      1993       1993
======================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                     $47,098   $163,646   $85,075
  Foreign                       27,688     74,590    45,099
______________________________________________________________________
Total Nonaccrual Loans                74,786    238,236   130,174

Renegotiated Loans: (2)
  Domestic                       3,064      9,799    29,465
  Foreign                          409      1,024       834
______________________________________________________________________
Total Renegotiated Loans         3,473     10,823    30,299

Other Real Estate Owned, Net:
  Domestic                      42,856     47,689    45,049
  Foreign                        6,359     15,035     7,754
______________________________________________________________________
Total Other Real Estate
 Owned, Net                     49,215     62,724    52,803


======================================================================
Total Nonperforming Assets    $127,474   $311,783  $213,276

PAST DUE LOANS: (3)

  Domestic                      $2,327    $1,697    $3,315
  Foreign                           --        --         4

======================================================================
Total Past Due Loans            $2,327    $1,697    $3,319


[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection.
(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standards No. 15. Renegotiated loans do not include $14.4 million in loans renegotiated at market terms that have returned to accrual status.
(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

At June 30, 1994, nonaccrual loans, including both domestic and foreign loans, were $74.8 million, or 2.82% of total loans, compared with $130.2 million, or 5.2% of total loans at year-end 1993 and $238.2 million, or 11.1% of total loans at June 30, 1993. Loans are generally placed on nonaccrual status when, in management's judgment, there is doubt as to the ability to collect either principal or interest, or when interest or principal is 90 days or more past due and the loan is not well-secured and in the process of collection. The decrease in nonaccrual loans during the six month period ended June 30, 1994 was due to paydowns and payoffs of $43.8 million, in addition to loans returning to accrual status of $15.2 million, transfers to other real estate owned of $7.2 million and charge-offs of $4.3 million. These reductions were partially offset by net additions of $6.4 million, foreign exchange fluctuations of $1.3 million and a transfer of a renegotiated loan totaling $7.4 million to nonaccrual status. Of the $43.8 million in paydowns and payoffs during the first half of 1994, $16.8 million (38%) related to foreign nonaccrual loans and $27.0 million (62%) related to domestic nonaccrual loans. Renegotiated loans decreased $26.8 million during the first half of 1994, with paydowns and payoffs totaling $2.7 million, combined with charge-offs of $1.9 million and transfers back to accrual status of $14.8 million and the aforementioned $7.4 million transfer to nonaccrual status during the period.

NONACCRUAL AND RENEGOTIATED REAL ESTATE-COMMERCIAL/CONSTRUCTION
LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1994

                                         Geographic  Location
Project Type             District of                    United
(In thousands)            Columbia  Virginia Maryland  Kingdom  Other   Total
===============================================================================
Land                      $   --    $9,124     $7,336  $  --    $ --     $16,460
Construction:
  Single-Family
   Residential                --     1,450      1,475     --      --       2,925
  Office Buildings            --     2,433      2,664     --     2,929     8,026
  Multifamily Residential    600      --          253     --      --         853
  Warehouse Loans            391     1,250      1,381     --      --       3,022
  Shopping Centers            --      --          --      --      --        --
  Hotels                      --      --          --      --      --        --
  Other                      517      --           97     --      --         614
Commercial Mortgages          --      --          --    23,516    --      23,516
================================================================================
Total Nonaccrual and
 Renegotiated Real
  Estate Commercial/
  Construction Loans      $1,508   $14,257    $13,206  $23,516  $2,929   $55,416

Other real estate owned, net of valuation reserves, declined to $49.2 million at June 30, 1994, from $52.8 million at December 31, 1993 and $62.7 million at June 30, 1993. The decrease during the first half of 1994 was the result of paydowns, sales and exchange rate fluctuations of $8.9 million and writedowns of $1.9 million, partially offset by net additions of $7.2 million. At June 30, 1994, residential and commercial land composed 63% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.


OTHER REAL ESTATE OWNED
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1994

                                         Geographic Location
Project Type            District of                        United
(In thousands)            Columbia   Virginia   Maryland  Kingdom  Other  Total
===============================================================================
Land                        $703     $26,065    $4,034    $--    $--   $30,802
Single-Family Residential    665         561     3,179     --     15     4,420
Office Buildings/Retail      385         972     4,109  2,549     --      8,015
Multifamily Residential       --         --        --      --     --       --
Warehouse Loans              215       1,953       --   2,004     --      4,172
Shopping Centers              --         --        --   1,806     --      1,806
Other                         --         --        --      --     --        --
===============================================================================
Total Other Real Estate
 Owned, Net-(1)               $1,968     $29,551   $11,322 $6,359    $15   $49,215

[FN]
(1)-Balances are net of valuation reserves totaling $2.3 million.

Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $1.0 million during the first half of 1994 to $2.3 million, while increasing $630 thousand from June 30, 1993.

At June 30, 1994, the Corporation had identified approximately $29.9 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted of $18.4 million of domestic loans, primarily commercial and financial, and $11.5 million of commercial property and corporate loans originated in the United Kingdom.

The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $92.1 million, or 3.48% of total loans (net of premiums/discounts) at June 30, 1994, compared with $86.5 million, or 3.42% of total loans at December 31, 1993, and $86.1 million, or 4.00% of total loans at June 30, 1993. The decrease in the percentage of reserves to total loans from June 30, 1993 to June 30, 1994 was due to the increase in total loans during the periods, primarily in residential mortgage-type loans. The Corporation's coverage ratio was 118% at June 30, 1994, 54% at year-end 1993 and 35% at June 30, 1993. The increase in the coverage ratio during the periods is primarily the result of a decline in total nonperforming assets and an increase in the reserve for loan losses during the periods.


DEPOSITS, SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.74 billion at June 30, 1994, a slight decrease from the year-end 1993 deposit total and a decrease of $453.1 million (10.8%) from the June 30, 1993 deposit total. The decrease from last year's balance was due to decreases in foreign time deposits ($286.1 million) as the Corporation exited from certain foreign deposit gathering businesses, in addition to declines in domestic time deposits ($101.5 million) consistent with the general decline in bank deposits in response to the low interest rate environment.

Short-term borrowings decreased $233.7 million (51.5%) during the first half of 1994, while decreasing $84.5 million (27.7%) since the second quarter of 1993. The decrease in short-term borrowings over the last year was attributable to repayments of certain short-term borrowings from proceeds of sales and maturities within the securities portfolio.

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes, due February 2006. The notes were priced at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The Corporation has used the net proceeds from the offering, $120.7 million, to redeem floating-rate subordinated notes and subordinated capital notes due in 1996. The proceeds were placed in short-term investments prior to the redemption of the floating-rate notes in March 1994. The balance of long-term debt at June 30, 1994 was $217.6 million, up slightly from the balance at year-end and June 30, 1993 of $213.3 million. The increase from the year-end balance reflects the difference between the gross proceeds from the sale of the subordinated notes in February 1994 ($125.0 million) and the amount of debt redeemed in March 1994 ($120.7 million).

LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors, at a reasonable
cost   and  without  undue  stress  on  the  operations  of   the
Corporation  and  its  banking subsidiaries.   The  Corporation's
Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management" below). At June 30, 1994, the Corporation's liquid assets, on a consolidated basis, which includes cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, resale agreements and time deposits at other banks, totaled $1.6 billion (35.1% of
total  assets).   This  compares with  $1.8  billion  (36.9%)  at
December 31, 1993 and $2.4 billion (49.4%) at June 30, 1993. The decrease in total liquid assets and the percentage of liquid assets to total assets from June 30, 1993 is the result of the Corporation's strategy to improve earnings by increasing its loan-
to-deposit  ratio.   The  Corporation expects  liquid  assets  to
remain  at  approximately  the  June  30,  1994  level  for   the
foreseeable future.

Liquidity needs of the Corporation are met by the steady source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits and other sources of funds, such as short-term borrowings, securities available for sale and assets available for securitization.


INTEREST RATE RISK MANAGEMENT

Financial institutions manage the inherently different maturity and repricing characteristics of their loan and deposit products to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The Corporation manages interest rate risk through its Asset-Liability Committee, comprised of senior executives of the Corporation, which reports to the Executive Committee of the Board of Directors. Policies, approved by the board of directors, have been established related to acceptable levels of interest rate risk.

As a result of the recent low interest rate environment, the Corporation's interest sensitivity gap has turned liability sensitive. Thus, increases in interest rates would tend to decrease the Corporation's net interest income while downward movements would tend to increase net interest income. The one-year interest sensitivity gap is currently liability sensitive by approximately $600 million, or 14% of total assets, at June 30, 1994.

The interest sensitivity gap position reflects the impact of the off-balance sheet derivative transactions the Corporation has entered into to help manage its interest rate risk. The Corporation uses off-balance sheet instruments to manage interest rate risk when such instruments present a cost effective alternative to traditional on-balance sheet methods. The Corporation is not a dealer in off-balance sheet instruments, nor does it enter into off-balance sheet positions as a part of its trading account activities.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at June 30, 1994 was $287.1 million, down $6.1 million from the year-end 1993 total and up $132.8 million from June 30, 1993. The decrease during 1994 was the result of earnings totaling $17.7 million being more than offset by $17.8 million of unrealized losses on securities in the Corporation's available for sale portfolio, combined with dividends on preferred stock of $6.4 million. The increase in stockholders' equity over the preceding year is primarily attributable to the issuance of common and preferred stock in October 1993, which resulted in net proceeds of $132.3 million.

The Corporation's total (Combined Tier I and Tier II) and core (Tier I) capital ratios were 18.18% and 11.27%, respectively, at June 30, 1994, compared with 16.81% and 10.76% at December 31,
1993 and 10.29% and 5.34% at June 30, 1993, respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline-the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. However, most bank holding companies, including the Corporation, are expected to maintain an additional cushion of at least 100 to 200 basis points above the 3.00% minimum. The actual required ratio for individual bank holding companies is based on the Federal Reserve Board's assessment of the applicable company's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement. The Corporation's leverage ratio was 6.59% at June 30, 1994, compared with leverage ratios of 6.03% and 2.85% at December 31, 1993 and June 30, 1993,
respectively. Regulatory capital ratios do not include the impact of the $16.5 million unrealized loss on securities available for sale portfolio. The Corporation's equity to assets ratio which does include these unrealized losses remains solid with a ratio of 6.36% at June 30, 1994 compared to 6.13% and 3.13% at December 31, 1993 and June 30, 1993, respectively.

The Corporation ensures that its operating subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are generally the same as those of the Federal Reserve Board. The following table details the actual and required minimum ratios for the Corporation and its insured bank subsidiaries.
CAPITAL RATIOS


                                                                      Required
                          June 30, 1994  Dec. 31, 1993  June 30, 1993 Minimums
==============================================================================
Riggs National Corporation:
 Tier I                      11.27%        10.76%          5.34%        4.00%
 Combined Tier I and Tier II 18.18         16.81          10.29         8.00
 Leverage                     6.59          6.03           2.85         3.00

The Riggs National Bank of
 Washington, D.C.:(1)
 Tier I                      11.86         10.69          10.04         6.00
 Combined Tier I and Tier II 13.14         11.97          11.31        10.00
 Leverage                     6.92          6.13           5.37         5.00

The Riggs National Bank  of
 Virginia:
 Tier I                      17.47         17.05          16.99         4.00
 Combined Tier I and Tier II 18.72         18.31          18.24         8.00
 Leverage                     9.43          8.94           8.48         3.00

The Riggs National Bank of
 Maryland:
 Tier I                      11.86         11.46          10.90        4.00
 Combined Tier I and Tier II 13.11         12.74          12.16        8.00
 Leverage                     6.59          6.69           6.32        3.00


[FN]
(1) Under the terms of the Written Agreement, Riggs-Washington has committed to the OCC to maintain a Tier I ratio of 6.00%, a combined ratio of 10.00% and a leverage ratio of 5.00%.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $39.0 million in the second quarter of 1994, up $916 thousand from the first quarter of 1994, and up $4.5 million from the second quarter of 1993. Net interest income on a tax-equivalent basis was $77.0 million for the first half of 1994, compared with $70.0 million for the same period in the prior year. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the second quarter of 1994 was 3.92% (see schedule on the following page), an increase of 22 basis points from 3.70% for the first quarter of 1994 and 83 basis points from 3.09% for the second quarter of 1993. The net interest margin for the six-month periods ended June 30, 1994 and 1993, was 3.81% and 3.15%, respectively. Since June 30, 1993, the positive impact of the lower interest rate environment on interest paid for deposits and borrowings was only partially offset by lower yields on earning assets. While interest rates rose during the first half of 1994, the net interest margin continued to improve as assets generally repriced faster than liabilities. The Corporation does not anticipate significant changes in the net interest margin for the remainder of the year. Also having a positive impact on the Corporation's net interest income and margin have been decreases in nonperforming assets, combined with a shift to longer-term, higher-yielding assets from short-term investments (see "Securities"). In 1993, the Corporation established a goal of increasing its loan-to-deposit ratio to approximately 70% in 1994. The loan-to-deposit ratio stood at 70.9% at June 30, 1994. The goal was largely accomplished through the purchase in the open market of approximately $526 million of residential mortgages in 1993 and the first quarter of 1994. The ratio of loans to average earning assets was 66.0% for the second quarter of 1994, compared with ratios of 62.4% and 48.8% for the first quarter of 1994 and the second quarter of 1993, respectively.

Total interest income recognized on nonaccrual and restructured loans totaled $1.1 million and $1.0 million for the six months ended June 30, 1994 and 1993, respectively. Interest income which would have been earned under the original terms of these loans was $4.4 million and $6.1 million, respectively, which had the effect of reducing the net interest margin by approximately 16 basis points in 1994 and 28 basis points in 1993.




INTEREST INCOME ON NONACCRUAL AND
RENEGOTIATED LOANS

                                        Six months
                                          ended
(In thousands)                           June 30,
                                         1994(1)
===================================================================
Interest Income at Original
Terms:
  Nonaccrual Loans:
   Domestic Loans                             $2,590
   Foreign Loans                               1,448
  Renegotiated Loans                             371
===================================================================
Total                                         $4,409

Actual Interest Income
Recognized:
  Nonaccrual Loans:
   Domestic Loans                               $371
   Foreign Loans                                 732
  Renegotiated Loans                              --
===================================================================
Total                                         $1,103

[FN]
(1) For loans on nonaccrual and renegotiated status at June 30, 1994, the table shows total interest income at original terms and actual income recognized for the six months ended June
    30, 1994.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                               Three Months Ended         Three Months Ended
                                 June 30, 1994               June 30, 1993
(Tax-equivalent basis)     Average    Income/        Average     Income/
(In thousands)             Balance    Expense  Rate  Balance     Expense  Rate
================================================================================
Assets
  Loans: (1) (2)
  Commercial - Taxable    $ 390,259   $6,116   6.29 % $281,075   $4,568   6.52 %
  Commercial - Tax-Exempt    63,254    1,496   9.49     86,924    1,968   9.08
  Real Estate -
   Commercial/Construction  360,663    6,985   7.77    528,651    7,723   5.86
  Residential Mortgage    1,301,574   23,431   7.22    575,351   11,877   8.28
  Home Equity               222,246    3,941   7.11   268,741     4,691   7.00
  Consumer                   73,383    2,207  12.06    90,083     2,757  12.28
  Foreign                   222,141    4,788   8.65   351,141     5,945   6.79
______________________________________________________________________________
  Total Loans
   (Including Fees)       2,633,520   48,964   7.46   2,181,966  39,529   7.27
  Securities Available
   for Sale                 548,134    7,316   5.35     642,889   8,425   5.26
  Securities Held-to-
   Maturity: (1)
   U.S. Treasury Securities 300,181    2,746  3.67      112,023   1,245   4.46
   Obligations of States
   and Political Subdivisions    --       --    --        1,999      51  10.23
  Government Agencies and Mortgage-
   Backed Securities         91,417    1,559  6.84      473,741   6,564   5.56
  Other Securities           19,675      353  7.20       44,173     855   7.76
______________________________________________________________________________
  Total Securities Held-to-
   Maturity                 411,273    4,658  4.54      631,936   8,715   5.53
  Time Deposits with
   Other Banks              179,440    2,049  4.58      408,540   5,191   5.10
  Federal Funds Sold and
   Resale Agreements        217,465    2,168  4.00      607,944   4,671   3.08
_______________________________________________________________________________
  Total Earning Assets and
   Average Rate Earned    3,989,832   65,155  6.55    4,473,275  66,531   5.97
  Less: Reserve for
   Loan Losses               89,579                      92,231
  Cash and Due from Banks   219,010                     291,247
  Premises and
   Equipment, Net           158,170                     171,269
  Other Assets              185,241                     209,612
===============================================================================
  Total Assets           $4,462,674                  $5,053,172

Liabilities And
Stockholders' Equity
  Interest-Bearing Deposits:
  Savings and NOW Accounts $925,608  $4,742  2.05 %    $929,103  $4,767   2.06 %
  Money Market Deposit
   Accounts               1,051,344   6,379  2.43     1,209,524   7,268   2.41
  Time Deposits in
   Domestic Accounts        724,946   5,884  3.26       841,089   7,615   3.63
  Time Deposits in
   Foreign  Offices         214,529   2,629  4.92       526,486   7,234   5.51
______________________________________________________________________________
  Total Interest-Bearing
   Deposits               2,916,427  19,634  2.70     3,506,202  26,884   3.08

  Borrowed Funds:
  Federal Funds
   Purchased and
   Repurchase Agreements    107,953     998  3.71       157,813   1,073   2.73
  U.S. Treasury Notes and
   Other Borrowed Funds      90,009     813  3.62        65,236     446   2.74
  Long-Term Debt            217,624   4,744  8.74       213,325   3,641   6.85
______________________________________________________________________________
  Total Interest-Bearing Funds
   and Average Rate Paid  3,332,013  26,189  3.15     3,942,576  32,044   3.26
  Demand Deposits           799,543                     838,053
  Other Liabilities          49,255                      48,849
  Stockholders' Equity      281,863                     223,694
==============================================================================
  Total Liabilities and
   Stockholders' Equity  $4,462,674                  $5,053,172

===============================================================================
  Net Interest Income and Spread    $38,966  3.40 %             $34,487   2.71 %

==============================================================================
  Net Interest Margin                        3.92 %                       3.09 %

[FN]

(1) Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable.
(2) Nonperforming loans are included in average balances used to determine rates.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

<CAPTION

                               Six Month Ended           Six Month Ended
                                June 30, 1994             June 30, 1993
(Tax-equivalent basis)     Average   Income/         Average   Income/
(In thousands)             Balance   Expense  Rate   Balance   Expense  Rate
===============================================================================
Assets
  Loans: (1) (2)
  Commercial - Taxable       $374,662 $11,055  5.95 % $282,123  $9,511   6.80 %
  Commercial - Tax-Exempt      69,600   3,881 11.24     88,131   4,067   9.31
  Real Estate -
   Commercial/Construction    372,778  14,786  8.00    526,763  15,594   5.97
  Residential Mortgage      1,277,987  45,547  7.19    556,670  22,933   8.31
  Home Equity                 225,526   7,832  7.00    270,901   9,427   7.02
  Consumer                     75,548   4,464 11.92     94,511   5,728  12.22
  Foreign                     220,019   9,370  8.59    356,831  12,522   7.08
_______________________________________________________________________________
  Total Loans
   (Including Fees)         2,616,120  96,935  7.47  2,175,930  79,782   7.39
  Securities Available
   for Sale                   593,241  13,777  4.68    402,067   9,457   4.74
  Securities Held-to-
   Maturity:(1)
   U.S. Treasury Securities   439,316   8,836  4.06    432,068  13,429   6.27
  Obligations of States and
    Political Subdivisions        983      52 10.67      1,999     103  10.39
  Government Agencies and Mortgage-
   Backed Securities           45,961   1,559  6.84    393,111  11,465   5.88
  Other Securities             18,008     942 10.55     42,311   1,586   7.56
______________________________________________________________________________
  Total Securities Held-to-
   Maturity                   504,268  11,389  4.55    869,489  26,583   6.17
  Time Deposits with
   Other Banks                182,005   4,679  5.18    447,189  11,014   4.97
  Federal Funds Sold and
   Resale Agreements          182,521   3,364  3.72    584,746   9,043   3.12
______________________________________________________________________________
  Total Earning Assets and
   Average Rate Earned      4,078,155 130,144  6.44  4,479,421 135,879   6.12
  Less: Reserve for
   Loan Losses                 88,269                   88,668
  Cash and Due from Banks     229,938                  291,240
  Premises and Equipment, Net 159,227                  172,227
  Other Assets                185,622                  229,451
===============================================================================
  Total Assets             $4,564,673               $5,083,671

Liabilities And
Stockholders' Equity
  Interest-Bearing Deposits:
  Savings and NOW Accounts   $932,289 $9,500   2.05 % $935,220 $10,020    2.16 %
  Money Market
   Deposit Accounts         1,056,285 12,669   2.42  1,222,351  15,263    2.52
  Time Deposits in
   Domestic Offices           783,943 11,903   3.06    789,843  14,507    3.70
  Time Deposits in
   Foreign Offices            216,598  5,438   5.06    592,259  15,917    5.42
_______________________________________________________________________________
  Total Interest-Bearing
   Deposits                 2,989,115 39,510   2.67  3,539,673  55,707    3.17

  Borrowed Funds:
  Federal Funds Purchased
   and Repurchase Agreements   94,272  1,592   3.41    155,221   2,030    2.64
  U.S. Treasury Notes and
   Other Borrowed Funds        88,244  1,441   3.29     63,590     877    2.78
  Long-Term Debt              248,206 10,585   8.60    213,325   7,259    6.86
_______________________________________________________________________________
  Total Interest-Bearing
   Funds and Average
    Rate Paid               3,419,837 53,128   3.13  3,971,809  65,873    3.34
  Demand Deposits             808,617                  835,320
  Other Liabilities            48,250                   43,090
  Stockholders' Equity        287,969                  233,452
===============================================================================
  Total Liabilities and
   Stockholders' Equity    $4,564,673               $5,083,671

==============================================================================
  Net Interest Income and
   Spread                           $77,016   3.31 %            $70,006   2.78 %

===============================================================================
  Net Interest Margin                         3.81 %                      3.15 %

[FN]
(1) Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable.
(2) Nonperforming loans are included in average balances used to determine rates.

NONINTEREST INCOME

Noninterest income for the second quarter of 1994 was $22.6 million, compared with $26.8 million for the first quarter of 1994 and $47.3 million for the second quarter of 1993. Noninterest income for the six-month periods ended June 30, 1994 and 1993, totaled $49.3 million and $69.5 million, respectively. The $24.7 million decrease when comparing quarters on a year-to-year basis is attributable to decreases in securities gains of $22.9 million and $1.6 million in service charges and fees. The $20.2 million decrease when comparing the six-month periods on a year-to-year basis is the result of a similar decrease in securities gains of $22.6 million, offset by $4.7 million in pretax income from the settlement of mortgage insurance claims relating to other real estate owned properties in the United Kingdom. Increased trust income of $1.1 million, the result of increased advisory fees, was offset by a decrease of $2.4 million in service charges and other fee income.


NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1994 was $49.6 million, a decrease of $49.1 million when compared with the second quarter of 1993 and a $4.0 million decrease when compared with the first quarter of 1994. The decrease when compared to
the   second  quarter  of  1993  is  primarily  attributable   to
restructuring  charges,  other real  estate  expenses  and  other
expense.   Restructuring charges and other real  estate  expenses
account for $22.9 million and $15.7 million, respectively, of the
variance.   Other  noninterest expense in the second  quarter  of
1993 included unusual items of $3.6 million related to the write-off of mortgage insurance claims related to other real estate owned properties in the United Kingdom and $1.6 million related to the write-off of goodwill associated with Riggs Valmet, S. A., a Swiss investment advisor in which the Corporation holds a 51% stake.

Noninterest expense for the six-month periods ended June 30, 1994 and 1993, totaled $103.1 million and $168.1 million, respectively. The $65.0 million decrease in noninterest expense from the prior year is primarily due to the changes noted above as well as the $13.8 million restructuring charge taken in the first quarter of 1993 related to BankStart '93. In addition to the significant items noted above, there were reductions in expenses across the board with staff, occupancy and equipment related expenses accounting for an additional $6.7 million of the decrease.


TAXES

The Corporation's provision for income taxes includes both federal and state income taxes. Income tax benefits totaling $693 thousand were recognized for the quarter ended June 30, 1994, compared with income tax expense of $130 thousand and $5.3 million for the quarters ended March 31, 1994 and June 30, 1993. Income tax benefits totaling $563 thousand, compared with income tax expense of $5.5 million, was recognized for the six-month periods ended June 30, 1994 and 1993, respectively. The 1994 tax provision is less than the statutory rate due to the Corporation's ability to carryforward net operating losses and the settlement of an outstanding tax issue with the United Kingdom taxing authorities. This settlement resulted in a tax refund of $750 thousand.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the shareholders of the Corporation was held on May 11, 1994, in Washington, D.C. Chairman of the Board Joe L. Allbritton presided and 24,370,440 of the 30,223,214 shares outstanding were represented at the meeting in person or by proxy.


      1-ELECTIONS OF DIRECTORS

      Nominees  for membership on the Board of Directors  of  the
      Corporation,   listed   below,   were   elected   by    the
      shareholders. The following schedule listed the number of shares cast for each nominee:

                                      Total        Total
                                    Votes For   Votes Withheld
                                  ===========================
      Barbara B. Allbritton        24,162,747      730,524
      Joe L. Allbritton            24,178,136      730,524
      Robert L. Allbritton         23,475,962      730,524
      Calvin Cafritz               24,210,782      730,524
      Charles A. Camalier, III     24,217,108      730,524
      Timothy C. Coughlin          24,222,151      730,524
      Ronald E. Cuneo              24,234,051      730,524
      Floyd E. Davis, III          24,225,771      730,524
      Jacqueline C. Duchange       24,210,038      730,524
      Michela A. English           24,214,307      730,524
      James E. Fitzgerald          24,220,612      730,524
      David J. Gladstone           24,196,682      730,524
      Lawrence I. Hebert           24,224,707      730,524
      Michael J. Jackson           24,196,234      730,524
      Leo J. O'Donovan             24,230,983      730,524
      Steven B. Pfeiffer           24,228,572      730,524
      John A. Sargent              24,218,458      730,524
      Robert L. Sloan              24,217,157      730,524
      James W. Symington           24,179,897      730,524
      Jack Valenti                 24,171,232      730,524
      Eddie N. Williams            24,227,769      730,524

      2-PROPOSAL TO ADOPT 1994 STOCK OPTION PLAN

      By  a  vote  of 22,594,855 For, to 1,090,964 Against,  with
      108,231    Abstaining,   the   Corporation's   shareholders
      approved   a   proposal  to  adopt   the   Riggs   National
      Corporation 1994 Stock Option Plan.

      3-BOARD OF DIRECTORS OWNERSHIP OF MINIMUM NUMBER OF  SHARES
        OF VOTING STOCK

      By a vote of 1,806,389 For, 17,098,558 Against, with 101,487 Abstaining, the Corporation's shareholders rejected a proposal to require members of the Corporation's Board of Directors to own at least 1,000 shares of voting stock of the Corporation.

      4-CHIEF  EXECUTIVE OFFICER POSITION COMBINED WITH  CHAIRMAN
        OF THE BOARD POSITION

      By a vote of 1,363,068 For, 17,479,902 Against, with 163,464 Abstaining, the Corporation's shareholders rejected a proposal recommending the Board of Directors take the necessary steps to combine the positions of Chief Executive Officer and Chairman of the Board, with the Chief Executive Officer assuming both positions.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      (10.6)- Amended 1993 Stock Option Plan
      (10.7)- 1994 Stock Option Plan


  (b) REPORTS FORM 8-K

      On May 9, 1994, the Corporation filed a Form 8-K announcing that Mr. Paul M. Homan, Vice Chairman of the Corporation and President and Chief Executive Officer of Riggs-Washington decided to end his association with the Corporation and Riggs-Washington.

      On  July  14,  1994,  the  Corporation  filed  a  Form  8-K announcing the election of Fred L. Bollerer to the position of President and Chief Executive Officer of Riggs-Washington and the election of Robert L. Sloan (a director of the Corporation) to Vice Chairman of the board of directors of both the Corporation and Riggs-Washington.



                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    Date:   August 15, 1994          /s/ TIMOTHY C. COUGHLIN
          _________________        ___________________________
                                       Timothy C. Coughlin
                                           President





    Date:   August 15, 1994           /s/ JOHN L. DAVIS
          _________________        __________________________
                                         John L. Davis
                                    Chief Financial Officer
                                   (Principal Financial and
                                       Accounting Officer)