Form 10-Q
period 1994-09-30
RIGGS NATIONAL CORP
filed 1994-11-14
CIK 350847

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

    (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


                               OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ________ TO _________


                 COMMISSION FILE NUMBER  0-9756


                   RIGGS NATIONAL CORPORATION
     ______________________________________________________
     (Exact name of registrant as specified in its charter)


        DELAWARE                            52-1217953
_______________________________     ______________________________
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

     1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20005
__________________________________________________________________
            (Address of principal executive offices)
                           (Zip Code)


                         (202) 835-6000
  _______________________________________________________________
      (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
  Securities Exchange Act of 1934 during the preceding 12 months (or shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.


   COMMON STOCK, $2.50 PAR VALUE           30,244,414 SHARES
________________________________    __________________________________
       (Title of class)             (Outstanding at November 10, 1994)

                         RIGGS NATIONAL CORPORATION


                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        PAGE NO.
                                                                     _________


Item 1. Financial Statements-Unaudited


        Consolidated Statements of Income
        Three and nine months ended September 30, 1994 and 1993             3

        Consolidated Statements of Condition
        September 30, 1994 and 1993, and December 31, 1993                  4

        Consolidated Statements of Changes in Stockholders' Equity
        Nine months ended September 30, 1994 and 1993                       5

        Consolidated Statements of Cash Flows
        Nine months ended September 30, 1994 and 1993                       6

        Financial Ratios and Other Financial Data                           7

        Notes to the Consolidated Statements                             8-12


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            13-25




PART II. OTHER INFORMATION



Item 1. Legal Proceedings                                                None


Item 2. Change in Securities                                             None


Item 3. Defaults Upon Senior Securities                                  None


Item 4. Submission of Matters to a Vote of Security Holders              None


Item 5. Other Information                                                None


Item 6. Exhibits and Reports on Form 8-K                                   26



SIGNATURES                                                                 26

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
(IN THOUSANDS,EXCEPT PER SHARE AMOUNTS) 1994       1993     1994       1993
______________________________________________________________________________

INTEREST INCOME
  Interest and Fees on Loans:
   Taxable                              $48,022  $37,938   $141,077  $113,653
   Tax-Exempt                               850    1,176      3,330     3,773
_____________________________________________________________________________
    Total Interest and Fees on Loans     48,872   39,114    144,407   117,426
_____________________________________________________________________________
  Interest and Dividends on Securities
   Available for Sale                     8,040    5,451     21,817    14,908
  Interest on Securities Held-to-Maturity:
   Taxable                                5,579    8,374     16,512    33,557
   Tax-Exempt                               ---       33         33        98
_____________________________________________________________________________
    Total Interest on Securities
      Held-to-Maturity                    5,579    8,407     16,545    33,655
_____________________________________________________________________________
  Interest on Money Market Assets:
   Time Deposits with Other Banks         2,383    4,440      7,062    15,454
   Federal Funds Sold and Reverse
    Repurchase Agreements                 2,545    4,549      5,909    13,592
_____________________________________________________________________________
  Total Interest on Money Market Assets   4,928    8,989     12,971    29,046
_____________________________________________________________________________
  Total Interest Income                  67,419   61,961    195,740   195,035


INTEREST EXPENSE
  Interest on Deposits:
   Savings and NOW Accounts               4,964    4,737     14,464    14,757
   Money Market Deposit Accounts          6,886    7,082     19,555    22,345
   Time Deposits in Domestic Offices      6,210    7,053     18,113    21,560
   Time Deposits in Foreign Offices       2,825    4,909      8,263    20,826
_____________________________________________________________________________
  Total Interest on Deposits             20,885   23,781     60,395    79,488
_____________________________________________________________________________
  Interest on Short-Term Borrowings and
   Long-Term Debt:
    Federal Funds Purchased
     and Repurchase Agreements            1,878    1,395      3,470     3,425
    U.S. Treasury Demand Notes
     and Other Short-Term Borrowings        473      673      1,914     1,550
    Long-Term Debt                        4,700    3,662     15,285    10,921
_____________________________________________________________________________
  Total Interest on Borrowings and Debt   7,051    5,730     20,669    15,896
_____________________________________________________________________________
  Total Interest Expense                 27,936   29,511     81,064    95,384

  Net Interest Income                    39,483   32,450    114,676    99,651
  Less: Provision for Loan Losses         2,100    3,772      6,300    67,165
_____________________________________________________________________________
  Net Interest Income after Provision
    for Loan Losses                      37,383   28,678    108,376    32,486
_____________________________________________________________________________


NONINTEREST INCOME
  Trust Income                            6,567    7,733     21,562    21,634
  Service Charges and Fees               10,227   11,659     33,448    37,247
  Gain on Settlement of
      Mortgage Insurance Claims             ---      ---      4,739       ---
  Other Noninterest Income                1,999    2,572      6,953     8,605
  Securities Gains (Losses), Net            ---      (77)     1,424    23,925
_____________________________________________________________________________
  Total Noninterest Income               18,793   21,887     68,126    91,411


NONINTEREST EXPENSE
  Salaries and Wages                     15,970   17,110     48,851    53,151
  Pensions and Other Employee Benefits    3,263    3,934     13,113    14,225
  Occupancy Expense, Net                  6,414    6,391     18,003    19,917
  Furniture and Equipment Expense         2,163    2,622      7,111     8,687
  Other Real Estate Owned
     Expense (Income), Net               (2,160)  (2,503)    (1,154)   12,207
  FDIC Insurance Expense                  2,370    2,517      7,233     7,793
  Data Processing Services                3,981    3,897     12,647    12,546
  Restructuring Expense                     ---      ---     (2,059)   34,554
  Other Noninterest Expense              15,774   13,542     47,173    52,551
_____________________________________________________________________________
  Total Noninterest Expense              47,775   47,510    150,918   215,631

  Income (Loss) before Taxes              8,401    3,055     25,584   (91,734)
  Applicable Income Tax (Benefit) Expense   171       93       (392)    5,558
______________________________________________________________________________

  NET INCOME (LOSS)                      $8,230   $2,962    $25,976  $(97,292)

  Dividends on Preferred Stock            3,045      358      9,436     1,075
______________________________________________________________________________
  Net Income (Loss) Available
     for Common Stock                    $5,185   $2,604    $16,540  $(98,367)

  EARNINGS (LOSS) PER SHARE                $.17     $.10       $.55    $(3.90)

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED--SEPTEMBER 30, 1994 AND 1993)

                                      SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  1994          1993          1993
______________________________________________________________________________

ASSETS
 Cash and Due from Banks              $  187,114    $  $217,814    $  210,639
 Money Market Assets:
  Time Deposits with Other Banks         193,835        292,922       200,946
  Federal Funds Sold and Reverse
   Repurchase Agreements                 179,684        412,100       205,000
_____________________________________________________________________________
 Total Money Market Assets               373,519        705,022       405,946
_____________________________________________________________________________
 Securities Available for Sale
 (Market Value: September 30, 1994,
  $613,204; September 30, 1993, $755,463;
  December 31, 1993, $708,137)           613,204        753,899       708,137
 Securities Held-to-Maturity
 (Market Value: September 30, 1994,
  $434,114; September 30, 1993, $544,890;
  December 31, 1993, $660,773)           439,207        538,367       660,062

 Loans, Net of Unearned Discount,
  Unamortized Premium and
   Net Deferred Fees                   2,608,065      2,167,035     2,528,133
  Reserve for Loan Losses                 95,800         83,472        86,513
_____________________________________________________________________________
 Loans, Net of Reserve for Loan Losses 2,512,265      2,083,563     2,441,620
_____________________________________________________________________________
 Premises and Equipment, Net             153,477        164,220       161,098
 Accrued Interest Receivable              28,521         18,836        22,911
 Customers' Acceptance Liability             504          1,415           300
 Other Real Estate Owned, Net             56,911         53,872        52,803
 Other Assets                            106,036        135,914       116,721
_____________________________________________________________________________
 Total Assets                         $4,470,758     $4,672,922    $4,780,237


LIABILITIES
 Noninterest-Bearing Demand Deposits  $  787,592     $  884,351    $  864,549
 Interest-Bearing Deposits:
  Savings and NOW Accounts               882,954        902,300       955,711
  Money Market Deposit Accounts        1,023,895      1,203,867     1,082,048
  Time Deposits in Domestic Offices      592,506        680,261       643,736
  Time Deposits in Foreign Offices       261,653        263,510       227,780
_____________________________________________________________________________
 Total Interest-Bearing Deposits       2,761,008      3,049,938     2,909,275
_____________________________________________________________________________
 Total Deposits                        3,548,600      3,934,289     3,773,824
_____________________________________________________________________________
 Short-Term Borrowings:
  Federal Funds Purchased and
     Repurchase Agreements               208,376        160,460       302,330
  U.S. Treasury Demand Notes and
     Other Borrowings                    184,600        150,728       151,697
_____________________________________________________________________________
 Total Short-Term Borrowings             392,976        311,188       454,027
_____________________________________________________________________________
 Acceptances Outstanding                     504          1,415           300
 Other Liabilities                        39,826         55,032        45,564
 Long-Term Debt                          217,625        213,325       213,325
_____________________________________________________________________________
 Total Liabilities                     4,199,531      4,515,249     4,487,040

STOCKHOLDERS' EQUITY
 Preferred Stock-$1.00 Par Value;
 Shares Authorized -  25,000,000 at
   September 30, 1994 and 1993, and
   December 31, 1993;
 Liquidation Preference - $25 per share
 Cumulative Convertible Series A -
   764,537 shares at September 30, 1993 and
   December 31, 1993                         ---            765           765
 Noncumulative Perpetual Series B -
   4,000,000 shares at September 30, 1994
   and December 31, 1993                   4,000            ---         4,000
 Common Stock-$2.50 Par Value;
   Shares Authorized- 50,000,000 at
   September 30, 1994 and 1993,
   and December 31, 1993
 Shares Issued-31,141,212 at
   September 30, 1994, 26,122,812 at
   September 30, 1993 and
   31,122,812 at December 31, 1993        77,853         65,307        77,807
 Surplus - Preferred Stock                91,192         18,232       109,541
 Surplus - Common Stock                  156,097        131,572       156,023
 Foreign Exchange Translation Adjustments   (538)          (793)       (1,527)
 Undivided Profits (Accumulated Deficit) (14,370)       (33,687)      (30,965)
 Unrealized Net Gain (Loss) on Securities
    Available for Sale                   (19,284)           ---         1,276
 Treasury Stock- 900,798 shares at
    September 30, 1994 and 1993,
    and December 31, 1993                (23,723)       (23,723)      (23,723)
______________________________________________________________________________
 Total Stockholders' Equity              271,227        157,673       293,197

______________________________________________________________________________
Total Liabilities and
    Stockholders' Equity              $4,470,758     $4,672,922    $4,780,237

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                   UNREALIZED NET
                                              FOREIGN    UNDIVIDED  GAIN(LOSS) ON
                 PREFERRED   COMMON           EXCHANGE    PROFITS    SECURITIES               TOTAL
                   STOCK     STOCK             TRANSL.  (ACCUMULATED  AVAILABLE  TREASURY  STOCKHOLDERS'
(IN THOUSANDS)   $1.00 PAR $2.50 PAR SURPLUS ADJUSTMENTS  DEFICIT)     FOR SALE    STOCK      EQUITY
________________________________________________________________________________________________________

Balance,
Dec. 31, 1992      $765   $65,307  $149,804  $(11,413)   $ 64,680     $  ---    $(23,723)    $245,420

Net Loss            ---       ---       ---       ---     (97,292)       ---         ---      (97,292)

Cash Dividends-
 Preferred          ---       ---       ---       ---      (1,075)       ---         ---       (1,075)

Foreign
 Exchange Transl.
 Adjustments        ---       ---       ---    10,620         ---        ---         ---       10,620
________________________________________________________________________________________________________

Balance,
Sept. 30, 1993     $765   $65,307  $149,804  $   (793)   $(33,687)    $  ---    $(23,723)    $157,673





Balance,
Dec. 31, 1993    $4,765   $77,807  $265,564   $(1,527)   $(30,965)    $1,276    $(23,723)     $293,197

Net Income          ---       ---       ---       ---      25,976        ---         ---        25,976

Issuance of
 Common Stock-
 Stock Option Plans ---        46       119       ---         ---        ---         ---          165

Preferred Stock
  Repurchase       (765)      ---   (18,232)      ---        (118)       ---         ---      (19,115)

Cash Dividends-
 Preferred          ---       ---       ---       ---      (9,436)       ---         ---       (9,436)

Unrealized Net
 Gain (Loss)
 on Securities
 Available for Sale ---       ---       ---       ---         ---     (20,560)       ---      (20,560)

Foreign
 Exchange Transl.
 Adjustments        ---       ---       ---       989         ---         ---        ---          989

Other               ---       ---      (162)      ---         173         ---        ---           11
________________________________________________________________________________________________________

Balance,
Sept. 30, 1994   $4,000   $77,853   $247,289  $  (538)   $(14,370)   $(19,284)  $(23,723)    $271,227

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS ENDED
(IN THOUSANDS)                                               SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1994           1993
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $ 25,976     ($97,292)
 Adjustments to Reconcile Net Income (Loss) to Cash
  Provided By (Used In) Operating Activities:
   Provisions for Loan Losses                              6,300       67,165
   Provisions for Other Real Estate Owned Writedowns       1,946       12,911
   Depreciation Expense and Amortization of
    Leasehold Improvements                                 9,091        9,858
   Amortization of Purchase Accounting Adjustments         2,872        4,675
   Restructuring Charges                                  (2,059)      34,554
   (Gains) Losses on Sales of Securities
     Available for Sale                                   (1,424)     (23,925)
   (Gains) Losses on Sales of Other Real Estate Owned     (2,595)      (2,467)
   (Increase) Decrease in Accrued Interest Receivable     (5,610)       7,897
   (Increase) Decrease in Other Assets                    11,563        1,639
   Increase (Decrease) in Other Liabilities               (3,679)       5,817
______________________________________________________________________________
  Total Adjustments                                       16,405      118,124
______________________________________________________________________________

Net Cash Provided by (Used In) Operating Activities       42,381       20,832

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits
      with Other Banks                                     7,111      355,530
  Proceeds from Securities Available for Sale            223,543      738,512
  Purchase of Securities Available for Sale             (147,746)  (1,180,111)
  Proceeds from the Maturity of
      Securities Held-to-Maturity                      1,055,024      545,351
  Purchase of Securities Held-to-Maturity               (834,169)    (418,139)
  Net (Increase) Decrease in Loans                      (100,155)     (42,154)
  Proceeds from Sales and Other Payments of
   Other Real Estate Owned                                20,230       13,385
  Net (Increase) Decrease in Premises and Equipment       (1,470)         316
  Other, Net                                                (479)       1,046
_____________________________________________________________________________
Net Cash Provided by (Used In) Investing Activities      221,889       13,736

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
   Demand, NOW, Savings and
     Money Market Deposit Accounts                      (207,867)    (107,484)
   Time Deposits                                         (17,357)    (395,825)
   Federal Funds Purchased and Repurchase Agreements     (93,954)     108,039
  U.S. Treasury Demand Notes and
     Other Short-Term Borrowings                          32,903       62,649
  Net Proceeds From the Issuance of Long-Term Debt       121,250          ---
  Repayment of Long-Term Debt                           (120,700)         ---
  Net Proceeds From the Issuance of Common Stock             165          ---
  Repurchase of Preferred Stock-Series A                 (19,115)         ---
  Dividend Payments-Preferred                             (9,436)      (1,075)
  Other, Net                                                  11          ---
______________________________________________________________________________
Net Cash Provided by (Used In) Financing Activities     (314,100)    (333,696)

Effect of Exchange Rate Changes                              989       (1,462)
______________________________________________________________________________

Net Increase (Decrease) in Cash and Cash Equivalents     (48,841)    (300,590)

Cash and Cash Equivalents at Beginning of Period         415,639      930,504
______________________________________________________________________________
Cash and Cash Equivalents at End of Period              $366,798     $629,914



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

   Loans Transferred to Other Real Estate Owned          $23,210     $32,546
   Loans to Finance the Sale of Other Real Estate Owned      ---      29,408

SUPPLEMENTAL DISCLOSURES:

   Interest Paid (Net of Amount Capitalized)             $81,664     $95,321
   Income Tax Payments (Refund)                           (6,976)        262

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                           1994         1993
______________________________________________________________________________

PERFORMANCE:


     Net Income (Loss) to Average Assets                     .77%         N/M
     Net Income (Loss) to Average Earning Assets             .86%         N/M
     Net Income (Loss) to Average Stockholders' Equity     12.08%         N/M
     Net Income (Loss) Available to Common Stock
          to Average Common Equity                         12.75%         N/M
     Net Interest Income to Average Earning Assets          3.87%        3.12%


ASSET QUALITY:


     Nonaccrual Loans as a % of Average Loans               1.42%        9.70%
     Nonperforming Assets as a % of Total Loans and OREO    3.55%       12.32%
     Nonaccrual and Renegotiated Loans as
       a % of Total Loans                                   1.44%       10.14%
     Net Charge offs (Recoveries) as
       a % of Average Loans                                 (.06)%       3.13%
     Reserve for Loan Losses as a % of Total Loans          3.67%        3.85%
     Reserve for Loan Losses as a % of
          Nonaccrual and Renegotiated Loans               254.90%       37.99%


PER COMMON SHARE:


     Net Income (Loss)                                      $.55       $(3.90)
     Book Value (at period end)                            $5.82        $5.50
     Common Shares Outstanding (at period end)        30,240,414   25,222,014
     Average Common Shares Outstanding                30,225,501   25,222,014


CAPITAL RATIOS AT PERIOD END:


     Tier I                                                11.05%        5.78%
     Combined Tier I and Tier II                           17.86%       11.01%
     Leverage                                               6.30%        3.02%



     N/M--Not Meaningful

RIGGS NATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1.          BASIS OF PRESENTATION
                 ______________________

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the Corporation's consolidated financial position at September 30, 1994 and 1993, and December 31, 1993 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first nine months of 1994 are not necessarily indicative of the results to be expected for the full 1994 year.


NOTE 2.          COMMON SHARES
                _________________

Primary earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,231,084 and 30,225,501 for the three- and nine-month periods ended September 30, 1994, respectively, with 25,222,014 weighted average shares outstanding for both the three- and nine-month periods in 1993. The weighted average number of shares of common stock outstanding does not include shares subject to unexercised options. Under the Riggs National Corporation 1993 Stock Option Plan (the "1993 Plan"), options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1994, options to purchase 824,500 shares had been granted and were outstanding under the 1993 Plan, at prices ranging from $9.00 to $9.88 per share, and are currently not dilutive. In May 1994, the Board of Directors and shareholders approved the Riggs National Corporation 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1994, no shares had been granted under the 1994 Plan.




NOTE 3.          RESERVE FOR LOAN LOSSES
                 ________________________

Changes in the reserve for loan losses are summarized as follows:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                   1994         1993       1994         1993
______________________________________________________________________________
Balance, beginning of period     $92,094      $86,146     $86,513      $84,155

Provision for loan losses          2,100        3,772       6,300       67,165

Loans charged-off:
   Domestic                        1,707        3,320       7,171       45,788
   Foreign                           538        4,001       3,201       24,533
______________________________________________________________________________
Total loans charged-off            2,245        7,321      10,372       70,321

Recoveries on charged-off loans:
   Domestic                        1,454          392       7,468        1,448
   Foreign                         1,985          481       4,529        1,009
______________________________________________________________________________
Total recoveries on
   charged-off loans               3,439          873      11,997        2,457

Net loans charged-off(recoveries) (1,194)       6,448      (1,625)      67,864

Foreign exchange
   translation adjustments           412            2       1,362           16
______________________________________________________________________________

Balance, end of period           $95,800      $83,472     $95,800      $83,472

NOTE 4.          OTHER REAL ESTATE OWNED
                 ________________________

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1994         1993
__________________________________________________________________________
Balance, beginning of period                         $52,803      $89,389

Additions                                             23,210       32,546

Deductions:
     Sales and repayments                             17,183       57,820
     Charge-offs                                       2,398       10,321
     Other                                               ---           10
_________________________________________________________________________
Total Deductions                                      19,581       68,151

Foreign exchange translation adjustments                 479           88
_________________________________________________________________________

Balance, end of period                               $56,911      $53,872


Changes in the reserve for other real estate owned are summarized as follows:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1994         1993
__________________________________________________________________________
Balance, beginning of period                          $3,716       $6,637

Additions:
     Provision for OREO                                1,946       12,911
     Other additions                                     398          498
__________________________________________________________________________
Total Additions                                        2,344       13,409

Deductions:
     Charge-offs                                       2,398       14,203
     Loss on sale of OREO and selling expenses         1,637        1,264
__________________________________________________________________________
Total Deductions                                       4,035       15,467

Foreign exchange translation adjustments                 103          (15)
__________________________________________________________________________

Balance, end of period                                $2,128       $4,564

NOTE 5.          NEW FINANCIAL ACCOUNTING STANDARDS
                 ___________________________________

At December 31, 1993, the Corporation implemented a narrower definition of In-Substance Foreclosure, as required by regulatory agencies. Under previous financial accounting guidelines, a nonaccrual loan was transferred from loans to other real estate owned when foreclosure was probable or the loan was considered in-substance foreclosed, which by definition in the Securities and Exchange Commission's Financial Reporting Release No. 28 meant that the borrower had little or no equity in the property, proceeds for repayment of the loan could be expected to come only from the operation or sale of the collateral, and the debtor had either abandoned control of the collateral or it was doubtful that the debtor would be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Loans considered in-substance foreclosed must be recorded at the lower of cost or fair value.

Under the revised regulatory accounting guidelines, a loan is recognized as an in-substance foreclosure when the Corporation has possession of an asset prior to obtaining legal title. This definition is consistent with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," issued in May 1993. This change in treatment impacts only the classification of accounts in the financial statements and does not result in a change in the accounting policy related to the determination of the assets' carrying value. The consolidated statements of condition, income and cash flows and the related notes to the consolidated financial statements reflect these reclassifications. In addition, SFAS No. 114 must be adopted, on a prospective basis, by January 1, 1995. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. At this time, the Corporation does not intend an early adoption of SFAS No. 114, and does not anticipate any material financial impact from its adoption in 1995.




NOTE 6.          INCOME TAXES
                 _____________

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. Income (loss) before income taxes relating to the operations of domestic and foreign offices is presented for the interim periods as follows:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   1994         1993        1994        1993
______________________________________________________________________________
     Domestic Offices             $2,486      $5,039      $ 5,444    $(25,087)
     Foreign Offices               5,915      (1,984)      20,140     (66,647)
______________________________________________________________________________
     Total                        $8,401      $3,055      $25,584    $(91,734)

The provision for income taxes for the interim periods are presented as follows:

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                    1994         1993       1994         1993
______________________________________________________________________________
Current Provision (Benefit):
     Federal                      $  840       $ ---       $  840      $  (24)
     State                           168          63          315         189
     Foreign                           3          30         (707)         84
______________________________________________________________________________
Total Current Provision (Benefit)  1,011          93          448         249

Deferred Provision (Benefit):
     Federal                        (840)        ---         (840)      5,309
     State                           ---         ---          ---         ---
     Foreign                         ---         ---          ---         ---
______________________________________________________________________________
Total Deferred Provision (Benefit)  (840)        ---         (840)      5,309
______________________________________________________________________________
Applicable Income
     Tax (Benefit) Expense        $  171       $  93       $ (392)     $5,558

NOTE 7.          COMMITMENTS AND CONTINGENT LIABILITIES
                 _______________________________________

In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit, standby letters of credit, and financial derivatives such as interest-rate swaps, forward contracts, futures, options on financial futures, and interest-rate caps, collars and floors. The following table summarizes the Corporation's off-balance sheet commitments and contingent liabilities at September 30, 1994:

                                                       CONTRACTUAL OR
                                                       NOTIONAL VALUE
                                                    AT SEPTEMBER 30, 1994
     ______________________________________________________________________
     Commitments to Extend Credit:
          Commercial                                             $225,684
          Real Estate                                             217,999
          Consumer                                                 63,109
     ______________________________________________________________________
     Total Commitments to Extend Credit                          $506,792

     Letters of Credit:
          Commercial                                             $ 49,894
          Standby-Financial                                        26,063
          Standby-Performance                                      24,264
     ______________________________________________________________________
     Total Letters of Credit                                     $100,221

     Financial Instruments with off-balance sheet market risk:
          Interest rate swap agreements                          $254,488
          Interest rate option contracts                          400,000
          Foreign exchange contracts:
                    Commitments to purchase                        41,420
                    Commitments to sell                           142,433

The Corporation's management believes financial derivatives can be an important element of prudent balance sheet and interest-rate risk management. Interest-rate swaps, caps, collars and floors are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities. Such transactions have no effect on the level of total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded when realized or accrued as adjustments to interest income or interest expense related to the hedged asset or liability. Related fees are deferred and amortized over the life of the agreements as an adjustment to interest income or interest expense related to the hedged assets or liabilities. Unrealized gains and losses will not be reflected in the accompanying financial statements unless the hedges are terminated.

Other than swaps entered into for customers, the Corporation's involvement with off-balance sheet financial derivative instruments has been for hedging purposes, and includes a $200 million interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. Since inception, this swap agreement has functioned as an effective hedge. At September 30, 1994, total receivables and payables relating to unpaid interest income/expense from the swap agreement totaled $2.6 million and $2.7 million, respectively, with no unamortized fees outstanding at quarter-end. As interest rates began to rise in early 1994, the level of interest rate risk of the Corporation increased. The market value of the swap agreement has fluctuated, from an unrealized gain of $0.9 million at year-end 1993, to an unrealized loss of approximately $12.5 million at September 30, 1994. Based on the possibility of further increases in interest rates, in April 1994 the Corporation purchased a separate instrument known as a corridor to mitigate the negative impact of rising interest rates on net interest income and reduce the level of interest-rate risk. In
July 1994, the Corporation entered into an additional $200 million corridor transaction, which includes a terminating cap, to hedge the cost of certain short-term borrowings against rising interest rates.

NOTE 7.          COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED
                 __________________________________________________

At September 30, 1994, there were not any net receivables and payables outstanding relating to interest income/expense from either corridor transaction, with unamortized fees totaling $3.2 million and aggregate unrealized gains of approximately $1.1 million at quarter-end for the two corridor transactions.

NOTE 8.          OTHER DEVELOPMENTS
                 ___________________

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

On September 27, 1994, the Corporation repurchased all 764,537 shares of its 7.5% cumulative convertible preferred stock, Series A, from the Norwich Union Life Insurance Society. This repurchase will reduce dividends payable on preferred stock by $1.4 million annually. The Series A preferred shares were previously convertible into 2,002,141 shares of common stock.

President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") on September 29, 1994. The Interstate Act authorizes bank holding companies to engage in interstate acquisitions one year after the date of enactment, interstate branching through interstate bank mergers beginning in June 1997 (subject to individual states ability, in certain circumstances, to prohibit such merger activity by enacting legislation prior to June 1997), interstate consolidations of affiliated banks beginning in June 1997, and other de novo interstate branching if authorized by state law. The Corporation is assessing the impact of this legislation on the banking industry and the Corporation.


NOTE 9.          REGULATORY MATTERS
                 ___________________

In December 1992, new federal regulations were adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), which group FDIC-insured institutions into categories based on certain capital ratios and other criteria. The categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Each of the Corporation's insured banking subsidiaries are "well-capitalized."

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Federal Reserve") and Riggs-Washington entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Memorandum of Understanding and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. On September 16, 1994, the Corporation was notified by the OCC that it had terminated the Written Agreement. Under the terms of the Memorandum of Understanding, the Corporation must notify the Federal Reserve in advance of dividend declarations, the issuance and/or redemption of long-term debt and the use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Federal Reserve relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur. As of September 30, 1994, the Corporation was in substantial compliance with the provisions and requirements of the Memorandum of Understanding.

RIGGS NATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



SUMMARY

The Corporation reported consolidated net income of $8.2 million ($.17 per common share) for the third quarter of 1994 compared with net income of $3.0 million ($.10 per common share) for the same quarter a year earlier. The third quarter performance in 1994 was the Corporation's fifth consecutive profitable quarter. Results for the third quarter of 1994 reflect the benefits of a $6.9 million (pretax) increase in net interest income (on a tax-equivalent basis, see "Net Interest Income") and a $1.7 million reduction in the provision for loan losses. The increase in net interest income in the latest period was the result of improved asset mix and reductions in nonperforming assets, and was partially offset during the period by reductions in noninterest income of $3.1 million. Two factors contributing to the reduction in noninterest income were declines of $1.2 million in trust income and $1.4 million in service charges and fees (see "Noninterest Income").

The provision for loan losses in the third quarter of 1994 was $2.1 million. The reduced provision in 1994 when compared to the year-earlier period was the result of improvements in asset quality, as nonperforming assets were reduced $179.1 million or 65%, from $273.6 million at the end of the third quarter of 1993 to $94.5 million at the end of the third quarter of 1994. The September 30, 1994 level of nonperforming assets is the lowest since the first quarter of 1990. The Corporation's overall asset quality continues to improve as a result of collection and asset-management efforts, as well as improved economic conditions domestically and in the United Kingdom.

Consolidated net income for the first nine months of 1994 was $26.0 million ($.55 per common share), compared with a loss of $97.3 million ($3.90 per common share) for the same period a year earlier. Significant factors contributing to the 1993 loss were a $67.2 million provision for loan losses and restructuring charges of $34.6 million (see "Performance Enhancing Strategies"). The 1993 provision for loan losses related to domestic commercial loans and foreign (primarily United Kingdom) corporate loans. Results for 1994 reflect the benefits of a $13.9 million (pretax) increase in the net interest income (on a tax-equivalent basis, see "Net Interest Income"), a $4.7 million (pre-tax) gain from the settlement of mortgage insurance claims related to other real estate owned in the United Kingdom, and a $2.1 million (pretax) credit representing the recapture of restructuring expenses accrued in the first quarter of 1993 for the cost of implementing BankStart '93 (see "Performance Enhancing Strategies"). The reduced provision for the first nine months of 1994 was the result of improved asset quality.

Assets totaled $4.47 billion at September 30, 1994, down $309.5 million from year-end 1993, and $202.2 million from September 30, 1993. The decrease in total assets from September 30, 1993, consisted primarily of decreases in securities and money market assets totaling $571.4 million, offset by an increase in net loans of $441.0 million. The decrease in short-term, lower-yielding assets, combined with the increase in higher-yielding loans and securities, is part of an overall asset/liability strategy implemented in 1993 and ongoing in 1994 to improve the Corporation's overall interest margin performance. Deposits at September 30, 1994, totaled $3.55 billion, a decrease of $225.2 million from year-end 1993 and a decrease of $385.7 million from September 30, 1993. The decrease during the last twelve months was due primarily to reductions in money market and demand deposit accounts, the result of general reductions in banking deposits, as customers sought higher investment returns, primarily through non-banking competitors, in response to the historically low interest-rate environment. Total liabilities decreased $287.5 million during 1994 and decreased $315.7 million from the year-earlier balance. The decrease from the year-earlier balance was due to the aforementioned decline in deposits, partially offset by a $81.8 million increase in short-term borrowings.

PERFORMANCE ENHANCING STRATEGIES

BankStart '93 was initiated in January 1993 and was a corporation-wide project to improve efficiency and increase operational effectiveness. In the first quarter of 1993, the Corporation took a restructuring charge of $13.8 million, representing management's estimate of the cost of implementing the program. During the first half of 1994, the implementation of BankStart '93 was substantially completed and a $2.1 million recovery was recognized. This recovery was the result of lower than anticipated expenses associated with staff reductions. Accrued and unpaid restructuring expenses totaled
$1.2 million at September 30, 1994, with related disbursements expected to be made in the fourth quarter of 1994 and in future periods.

At the end of the second quarter of 1993, the Corporation announced a financial restructuring of its domestic and certain foreign operations, which included enhancing certain lines of business domestically and exiting unprofitable lines of business in the United Kingdom, reducing its investments in certain foreign subsidiaries and increasing reserves against problem assets
in order to facilitate their disposition.   At September 30, 1994, the
restructurings were substantially complete. Accrued and unpaid restructuring expenses totaled $1.3 million at September 30, 1994, with related disbursements expected to be made during the remainder of 1994 and the first half of 1995.


SECURITIES

Schedules detailing securities available for sale and securities held-to-maturity follow:


                                 SEPTEMBER 30, 1994      SEPTEMBER 30, 1993
AVAILABLE FOR SALE            AMORTIZED     MARKET/   AMORTIZED COST/  MARKET
(IN THOUSANDS)                   COST     BOOK VALUE    BOOK VALUE     VALUE
______________________________________________________________________________
U.S. Treasury Securities        $138,368    $137,315      $538,119    $539,365
Government Agencies Securities    26,534      25,043           ---         ---
Mortgage-Backed Securities       453,161     436,421       215,780     216,098
Other Securities                  14,425      14,425           ---         ---
______________________________________________________________________________
Total                           $632,488    $613,204      $753,899    $755,463

                                SEPTEMBER 30, 1994        SEPTEMBER 30, 1993
HELD-TO-MATURITY                  BOOK      MARKET         BOOK       MARKET
(IN THOUSANDS)                    VALUE      VALUE         VALUE       VALUE
______________________________________________________________________________
U.S. Treasury Securities        $312,607    $311,096      $ 94,555    $ 95,998
Government Agencies Securities   125,000     121,418           ---         ---
Obligations of States &
     Political Subdivisions          ---         ---         1,999       2,262
Mortgage-Backed Securities           ---         ---       406,509     408,818
Other Securities                   1,600       1,600        35,304      37,812
______________________________________________________________________________
Total                           $439,207    $434,114      $538,367    $544,890

Investment securities and securities held for sale for 1993 are presented in the held-to-maturity and available for sale categories, respectively, in the preceding tables. Effective December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all unrealized gains and losses from the securities available for sale portfolio be included, net, in stockholders' equity until realized. This treatment is a change from previous accounting policy, which required such securities to be carried at the lower of cost or market with any unrealized gains and losses included in earnings. SFAS No. 115 may not be applied retroactively to prior years' financial statements.

The weighted-average maturities and yields for securities held-to-maturity, adjusted for anticipated prepayments, was approximately 1.5 years and 5.51% at September 30, 1994. The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately
3.2 years and 5.78% at September 30, 1994. Total securities held-to-maturity and available for sale decreased $315.8 million (23.1%) during the nine months of 1994, and $239.9 million (18.6%) since September 30, 1993. The decrease in securities for the first nine months of 1994 was due to maturities and sales during the period being shifted to residential mortgage loans, as well as being used to fund reductions in deposits and short-term borrowings during the period. The decrease in securities during the past year occurred as proceeds from maturities and sales, combined with proceeds from maturing money market investments, were invested in longer-term, fixed-rate residential mortgage loans, as part of a strategy to improve earnings.




LOANS

The following table reflects loans by type for the periods indicated:


LOAN TYPE                           SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS)                          1994           1993          1993
______________________________________________________________________________
Commercial and Financial            $  461,432     $  340,477      $  412,006
Real Estate-Commercial/Construction    337,941        453,493         388,442
Residential Mortgage                 1,316,023        747,863       1,149,363
Home Equity                            223,243        253,761         234,049
Consumer                                76,328         88,428          82,819
Foreign                                186,641        283,925         255,396
______________________________________________________________________________

Total Loans                          2,601,608      2,167,947       2,522,075

Less: Unearned Discount,
       (Unamortized Premium) and
        Net Deferred Fees               (6,457)           912          (6,058)
______________________________________________________________________________

Total                               $2,608,065     $2,167,035      $2,528,133

At September 30, 1994, total loans outstanding (net of premiums/discounts) were $2.61 billion, compared with $2.53 billion at December 31, 1993, and $2.17 billion at September 30, 1993. The increase in loans from September 30, 1993, was primarily attributable to purchases of approximately $436 million in residential mortgage loans during the fourth quarter of 1993 and an additional $90 million during the first quarter of 1994, combined with local-area originations of residential mortgage loans. The increase in residential mortgages is part of a strategy to improve earnings (see "Securities"). The increase from December 31, 1993, which totaled $79.9 million, was due primarily to an increase in residential mortgages of $166.7 million during the first nine months of 1994, the result of residential loan purchases of $90 million during the first quarter of 1994, combined with local-area originations during the nine-month period. Commercial and financial loans also increased during the first nine months of 1994 ($49.4 million), the result of new local-area commercial loan originations. These increases were partially offset by net decreases in real estate-commercial/construction, home equity, consumer and foreign loans, which decreased an aggregate $136.6 million during the period.

REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1994

                                         GEOGRAPHIC LOCATION
PROJECT TYPE       DISTRICT OF                      UNITED
(IN THOUSANDS)      COLUMBIA   VIRGINIA  MARYLAND   KINGDOM   OTHER    TOTAL
______________________________________________________________________________
Land                 $ 14,710  $ 22,229  $ 26,727  $    ---   $  ---  $ 63,666
Construction:
 Single-Family
   Residential          9,100    11,518     4,426       ---      ---    25,044
 Office Buildings      38,193    16,706    17,270       ---    2,431    74,600
 Multifamily
   Residential          1,234     3,670     1,069       ---    2,158     8,131
 Industrial/
   Warehouse Loans        369     2,810     6,447       ---      ---     9,626
 Shopping Centers         ---    17,423    18,420       ---      ---    35,843
 Hotels                 4,612     5,626       ---       ---      ---    10,238
 Other                    ---     5,190        59       ---      ---     5,249
________________________________________________________________________________

Total Land and
 Construction          68,218    85,172    74,418       ---    4,589   232,397

Commercial Mortgages   33,801    46,705    25,623   113,549      644   220,322
________________________________________________________________________________
Total Real Estate-
 Commercial/
  Construction Loans $102,019  $131,877  $100,041  $113,549   $5,233  $452,719

At September 30, 1994, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The table below details the countries in which the Corporation had total outstandings in excess of 1% of its total assets. The Corporation did not have any cross-border outstandings between .75% and 1.00% of total assets at September 30, 1994, December 31, 1993, or September 30, 1993.


CROSS-BORDER OUTSTANDINGS WHICH EXCEED 1% OF TOTAL ASSETS

                                                            90 DAYS
                             % OF     NON-                  OR MORE  POTENTIAL
(IN MILLIONS)       AMOUNT   ASSETS  ACCRUAL  RENEGOTIATED  PAST DUE  PROBLEM
______________________________________________________________________________

SEPTEMBER 30, 1994
United Kingdom      $170.1     3.8%    $12.6     $0.3         $0.3       $ 4.4
France                51.4     1.1       ---      ---          ---         ---

DECEMBER 31, 1993
United Kingdom       186.8     3.9      37.7      0.8          ---         8.9

SEPTEMBER 30, 1993
United Kingdom       205.2     4.4      49.0      0.9          ---        13.3

ASSET QUALITY

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $94.5 million at September 30, 1994, a $118.8 million (55.7%) decrease from the year-end 1993 total of $213.3 million and a $179.1 million (65.5%) decrease from the September 30, 1993 total. The composition of nonperforming assets and past due loans is detailed below:



NONPERFORMING ASSETS AND PAST DUE LOANS

                               SEPTEMBER 30,    SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                     1994             1993             1993
______________________________________________________________________________
NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
     Domestic                     $19,309          $144,576           $ 85,075
     Foreign                       17,789            65,714             45,099
______________________________________________________________________________
Total Nonaccrual Loans             37,098           210,290            130,174
______________________________________________________________________________

Renegotiated Loans: (2)
     Domestic                         189             8,533             29,465
     Foreign                          298               914                834
______________________________________________________________________________
Total Renegotiated Loans              487             9,447             30,299
______________________________________________________________________________

Other Real Estate Owned, Net:
     Domestic                      49,703            43,153             45,049
     Foreign                        7,208            10,719              7,754
______________________________________________________________________________
Total Other Real Estate Owned, Net 56,911            53,872             52,803
______________________________________________________________________________

Total Nonperforming Assets        $94,496          $273,609           $213,276


PAST DUE LOANS: (3)

     Domestic                     $ 1,782          $  4,214           $  3,315
     Foreign                          ---                31                  4
______________________________________________________________________________

Total Past Due Loans              $ 1,782          $  4,245           $  3,319

[FN]
(1)- Loans (other than consumer) that are contractually past due 90 days or more in either principal or interest that are not well-secured and in the process of collection.
(2)- Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standards No. 15. Renegotiated loans do not include
     $13.7 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming assets totals.
(3)- Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

At September 30, 1994, nonaccrual loans, including both domestic and foreign loans, were $37.1 million, or 1.4% of total loans, compared with $130.2 million, or 5.2% of total loans, at year-end 1993 and $210.3 million, or 9.7% of total loans, at September 30, 1993. Loans are generally placed on nonaccrual status when, in management's judgment, there is doubt as to the ability to collect either principal or interest, or when interest or principal is 90 days or more past due and the loan is not well-secured and in the process of collection. The decrease in nonaccrual loans during the nine month period ended September 30, 1994, was due to paydowns and payoffs of $54.2 million, in addition to loans returning to accrual status of $31.8 million, transfers to other real estate owned of $20.3 million and charge-offs of $5.8 million. These reductions were partially offset by net additions of $10.0 million, foreign exchange fluctuations of $1.6 million and a transfer of a renegotiated loan totaling $7.4 million to nonaccrual status. Of the $54.2 million in paydowns and payoffs during the first nine months of 1994, $24.4 million (45%) related to foreign nonaccrual loans and $29.8 million (55%) related to domestic nonaccrual loans. Renegotiated loans decreased $29.8 million during the first nine months of 1994, with paydowns and payoffs totaling $2.8 million, combined with charge-offs of $1.9 million, transfers to other real estate owned of $2.9 million, transfers back to accrual status of $14.8 million and the aforementioned $7.4 million transfer to nonaccrual status during the period.


NONACCRUAL AND RENEGOTIATED REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1994

                                         GEOGRAPHIC LOCATION
PROJECT TYPE          DISTRICT OF                   UNITED
(IN THOUSANDS)         COLUMBIA  VIRGINIA MARYLAND  KINGDOM   OTHER    TOTAL
______________________________________________________________________________
Land                  $  ---    $  882    $7,036    $   ---    $ ---   $ 7,918
Construction:
 Single-Family
   Residential           ---       ---       ---        ---      ---       ---
 Office Buildings        320       683       432        ---      ---     1,435
 Multifamily
   Residential           658       ---       ---        ---      ---       658
 Industrial/
   Warehouse Loans       369     1,243       750        ---      ---     2,362
 Shopping Centers        ---       ---       ---        ---      ---       ---
 Hotels                  ---       ---       ---        ---      ---       ---
 Other                   ---       ---        58        ---      ---        58
Commercial Mortgages     ---       ---       ---     13,508      ---    13,508
________________________________________________________________________________
Total Nonaccrual and
 Renegotiated Real Estate-
  Commercial/
   Construction Loans $1,347    $2,808    $8,276    $13,508    $ ---   $25,939

Other real estate owned, net of reserves, increased to $56.9 million at September 30, 1994, from $52.8 million at December 31, 1993, and $53.9 million at September 30, 1993. The increase during the first nine months of 1994 was the result of net additions of $23.2 million and exchange rate fluctuations of $0.5 million, partially offset by paydowns and sales of $17.2 million and charge-offs of $2.4 million. At September 30, 1994, residential and commercial land composed 56% of other real estate owned, with office, industrial, retail and other categories accounting for the remainder of the portfolio.

OTHER REAL ESTATE OWNED
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1994

                                        GEOGRAPHIC LOCATION
PROJECT TYPE        DISTRICT OF                    UNITED
(IN THOUSANDS)       COLUMBIA  VIRGINIA  MARYLAND  KINGDOM    OTHER    TOTAL
______________________________________________________________________________
Land                  $  ---   $27,461   $ 4,368     $  ---   $  ---   $31,829
Single-Family
 Residential             947       561       281        ---       15     1,804
Office Buildings/
 Retail                1,038     1,734     6,007      2,612    2,561    13,952
Multifamily
 Residential             ---       ---       ---        ---      ---       ---
Industrial/
 Warehouse Loans         215       ---       615      1,094      ---     1,924
Shopping Centers         ---       ---       ---      1,649      ---     1,649
Other                    ---     3,900       ---      1,853      ---     5,753
________________________________________________________________________________
Total Other Real
 Estate Owned, Net-(1)$2,200   $33,656   $11,271     $7,208   $2,576   $56,911

[FN]
(1)-Balances are net of reserves totaling $2.1 million.


Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $1.5 million during the first nine months of 1994 to $1.8 million, while decreasing $2.5 million from September 30, 1993.

At September 30, 1994, the Corporation had identified approximately $20.4 million in potential problem loans that were currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted of $16.0 million of domestic loans, primarily commercial and financial, and $4.4 million of commercial property and corporate loans originated in the United Kingdom.

The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $95.8 million, or 3.67% of total loans (net of premiums/discounts), at September 30, 1994, compared with $86.5 million, or 3.42% of total loans, at December 31, 1993, and $83.5 million, or 3.85% of total loans, at September 30, 1993. The decrease in the percentage of reserves to total loans from September 30, 1993, to September 30, 1994, was due to the increase in total loans during the periods, primarily in residential mortgage-type loans. The Corporation's coverage ratio was 255% at September 30, 1994, 54% at year-end 1993 and 38% at September 30, 1993. The increase in the coverage ratio during the periods is primarily the result of a decline in total nonperforming loans and an increase in the reserve for loan losses during the periods.




DEPOSITS, SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.55 billion at September 30, 1994, declining $225.2 million from the year-end 1993's deposit total and $385.7 million (9.8%) from the September 30, 1993 deposit total. The decrease from the year-earlier balance was due to decreases in money market and demand deposits ($276.7 million), in addition to declines in domestic time deposits ($87.8 million), the result of general reductions in banking deposits, as customers sought higher investment returns, primarily through non-banking competitors, in response to the historically low interest-rate environment.

Short-term borrowings decreased $61.1 million (13.4%) during the first nine months of 1994, while increasing $81.8 million (26.3%) since the end of the third quarter of 1993. The decrease in short-term borrowings from year-end 1993 was primarily due to the use of a portion of funds received on maturities and sales of securities to repay maturing short-term borrowings.

The increase in short-term borrowings from the prior year's balance was used to replace a portion of the decrease in total deposits during the period.

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes, due February 2006. The notes were priced at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The Corporation has used the net proceeds from the offering, $120.7 million, to redeem floating-rate subordinated notes and subordinated capital notes due in 1996. The proceeds were placed in short-term investments prior to the redemption of the floating-rate notes in March 1994. The balance of long-term debt at September 30, 1994, was $217.6 million, up slightly from the balance at year-end and September 30, 1993, of $213.3 million. The increase from the year-end balance reflects the difference between the gross proceeds from the sale of the subordinated notes in February 1994 ($125.0 million) and the amount of debt redeemed in March 1994 ($120.7 million).


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors, at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management" below). At September 30, 1994, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.6 billion (35.7% of total assets). This total compares with $1.8 billion (36.9%) at December 31, 1993, and $2.2 billion (46.6%) at September 30, 1993. The decreases in total liquid assets and the percentage of liquid assets to total assets from September 30, 1993 were the result of the Corporation's strategy to improve earnings by increasing its loan-to-deposit ratio. The Corporation expects liquid assets to remain at approximately the September 30, 1994 level for the foreseeable future.

Liquidity needs of the Corporation are met by the steady source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits and other sources of funds, such as short-term borrowings and assets available for securitization.


INTEREST-RATE RISK MANAGEMENT

Financial institutions manage the inherently different maturity and repricing characteristics of their loan and deposit products to achieve a desired interest-rate sensitivity position and to limit their exposure to interest-rate risk. The Corporation manages interest-rate risk through its Asset-Liability Committee, comprised of senior executives of the Corporation, which reports to the Executive Committee of the Board of Directors. Policies, approved by the Board of Directors, have been established related to acceptable levels of interest-rate risk.

At September 30, 1994, the Corporation's interest sensitivity gap was marginally liability-sensitive. Thus, increases in interest rates would tend to decrease the Corporation's net interest income, while downward movements would tend to increase net interest income. The one-year interest sensitivity gap was liability-sensitive by approximately $200 million, or 5% of total assets, at September 30, 1994.

The interest-sensitivity gap position reflects the impact of the off-balance sheet derivative transactions the Corporation has entered into to help manage its interest-rate risk. The Corporation uses off-balance sheet instruments to manage interest-rate risk when such instruments present a cost-effective alternative to traditional on-balance sheet methods. The Corporation is not a dealer in off-balance sheet instruments, nor does it enter into off-balance sheet positions as a part of its trading account activities.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at September 30, 1994, was $271.2 million, down $22.0 million from the year-end 1993 total and up $113.6 million from September 30, 1993. The decrease during 1994 was the result of earnings totaling $26.0 million, as well as foreign exchange translation and other activity totaling $1.1 million, which, in the aggregate, were more than offset by $20.6 million of unrealized losses on securities in the Corporation's available for sale portfolio, the repurchase of the Preferred Stock, Series A totaling $19.1 million and dividends on preferred stock of $9.4 million. The increase in stockholders' equity from the preceding year is primarily attributable to the issuance of common and preferred stock in October 1993, which resulted in net proceeds of $132.3 million.

The Corporation's total (Combined Tier I and Tier II) and core (Tier I) capital ratios were 17.86% and 11.05%, respectively, at September 30, 1994, compared with 16.81% and 10.76% at December 31, 1993, and 11.01% and 5.78% at September 30, 1993, respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline-the leverage ratio- which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%.
However, most bank holding companies, including the Corporation, are expected to maintain an additional cushion of at least 100 to 200 basis points above the 3.00% minimum. The actual required ratio for individual bank holding companies is based on the Federal Reserve Board's assessment of the applicable company's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement. The Corporation's leverage ratio was 6.30% at September 30, 1994, compared with leverage ratios of 6.03% and 3.02% at December 31, 1993, and September 30, 1993, respectively. Regulatory capital ratios do not include the impact of the $19.3 million unrealized loss on securities available for sale portfolio. The Corporation's equity to assets ratio, which does include these unrealized losses, remains solid, with a ratio of 6.07% at September 30, 1994 compared to 6.13% and 3.37% at December 31, 1993, and September 30, 1993, respectively.



The Corporation ensures that its operating subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are generally the same as those of the Federal Reserve Board. The following table details the actual and required minimum ratios for the Corporation and its insured bank subsidiaries:

CAPITAL RATIOS

                           SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30, REQUIRED
                               1994         1993           1993       MINIMUMS
______________________________________________________________________________

 RIGGS NATIONAL CORPORATION:
 Tier I                         11.05%        10.76%         5.78%       4.00%
 Combined Tier I and Tier II    17.86         16.81         11.01        8.00
 Leverage                        6.30          6.03          3.02        3.00

THE RIGGS NATIONAL BANK
 OF WASHINGTON, D.C.:
 Tier I                         12.53         10.69         11.04        4.00
 Combined Tier I and Tier II    13.82         11.97         12.31        8.00
 Leverage                        7.16          6.13          5.69        3.00

THE RIGGS NATIONAL BANK
 OF VIRGINIA:
 Tier I                         18.45         17.05         16.43        4.00
 Combined Tier I and Tier II    19.70         18.31         17.68        8.00
 Leverage                        9.62          8.94          8.80        3.00

THE RIGGS NATIONAL BANK
 OF MARYLAND:
 Tier I                         12.97         11.46         11.13        4.00
 Combined Tier I and Tier II    14.22         12.71         12.37        8.00
 Leverage                        6.80          6.69          6.57        3.00

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $40.2 million in the third quarter of 1994, up $1.2 million from the second quarter of 1994, and up $6.9 million from the third quarter of 1993. Net interest income on a tax-equivalent basis was $117.2 million for the first nine months of 1994, compared with $103.4 million for the like period in the prior year. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the third quarter of 1994 was 4.01% (see schedule on the following page), an increase of 9 basis points from 3.92% for the second quarter of 1994 and 95 basis points from 3.06% for the third quarter of 1993. The net interest margin for the nine-month periods ended September 30, 1994 and 1993, was 3.87% and 3.12%, respectively. Since September 30, 1993, the positive impact of the lower interest-rate environment on interest paid for deposits and borrowings was only partially offset by lower yields on earning assets. While interest rates rose during the first nine months of 1994, the net interest margin continued to improve as assets generally repriced faster than liabilities. The Corporation does not anticipate significant changes in the net interest margin for the remainder of the year. Also having a positive impact on the Corporation's net interest income and margin have been decreases in nonperforming assets, combined with a shift to longer-term, higher-yielding assets from short-term investments (see "Securities"). In 1993, the Corporation established a goal of increasing its loan-to-deposit ratio to approximately 70% in 1994. The loan-to-deposit ratio stood at 73% at September 30, 1994. The goal was largely accomplished through the purchase in the open market of approximately $526 million of residential mortgages in 1993 and the first quarter of 1994. The ratio of loans to average earning assets was 65% for the third quarter of 1994, which is comparable with the ratio for the second quarter of 1994 and 15 basis points higher than the ratio for the third quarter of 1993 (50%).

Interest income recognized on nonaccrual and restructured loans totaled
$1.3 million and $1.9 million for the nine months ended September 30, 1994 and 1993, respectively. Interest income that would have been earned under the original terms of these loans was $5.6 million and $9.7 million, respectively, which reduced the net interest margin by approximately 14 basis points in 1994 and 24 basis points in 1993.


INTEREST INCOME ON NONACCRUAL AND
RENEGOTIATED LOANS

                                                        NINE MONTHS ENDED
(IN THOUSANDS)                                       SEPTEMBER 30, 1994-(1)
____________________________________________________________________________

Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                   $3,159
   Foreign Loans                                                     1,978
  Renegotiated Loans                                                   413
_____________________________________________________________________________
Total                                                               $5,550

Actual Interest Income Recognized:
  Nonaccrual Loans:
   Domestic Loans                                                   $  418
   Foreign Loans                                                       882
  Renegotiated Loans                                                   ---
_____________________________________________________________________________
Total                                                               $1,300

[FN]
(1) For loans on nonaccrual and renegotiated status at September 30, 1994, the table shows total interest income at original terms and actual income recognized for the nine months ended September 30, 1994.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                              THREE MONTHS ENDED        THREE MONTHS ENDED
                              SEPTEMBER 30, 1994        SEPTEMBER 30, 1993
(TAX-EQUIVALENT BASIS)      AVERAGE  INCOME/          AVERAGE  INCOME/
(IN THOUSANDS)              BALANCE  EXPENSE  RATE    BALANCE  EXPENSE RATE
______________________________________________________________________________

ASSETS
Loans: (1) (2)
 Commercial - Taxable       $  382,511 $ 6,559  6.80% $  259,501 $ 4,483  6.85%
 Commercial - Tax-Exempt        54,220   1,336  9.78      80,532   1,835  9.04
 Real Estate -
  Commercial/Construction      335,890   7,533  8.90     463,566   7,230  6.19
  Residential Mortgage       1,337,217  23,344  6.93     695,117  13,090  7.47
  Home Equity                  224,873   4,523  7.98     260,514   4,438  6.76
Consumer                        76,073   2,257 11.77      87,885   2,788 12.59
Foreign                        187,811   3,806  8.04     304,041   5,909  7.71
_______________________________________________________________________________
 Total Loans (Including Fees)2,598,595  49,358  7.54   2,151,156  39,773  7.34
_______________________________________________________________________________
 Securities Available for Sale 543,445   8,040  5.87     601,108   5,451  3.60
 Securities Held-to-Maturity:(1)
  U.S. Treasury Securities     296,599   4,116  5.51     121,581   1,388  4.53
  Obligations of States and
     Political Subdivisions        ---     ---   ---       1,999      51 10.12
  Government Agencies and
     Mortgage-Backed Securities125,138   1,703  5.40     421,462   6,084  5.73
  Other Securities               7,281       4   .22      34,750   1,122 12.81
______________________________________________________________________________
 Total Secur. Held-to-Maturity 429,018   5,823  5.38     579,792   8,645  5.92
_______________________________________________________________________________
 Time Deposits with Other Banks190,415   2,383  4.97     409,643   4,440  4.30
 Federal Funds Sold and
     Resale Agreements         221,533   2,545  4.56     576,221   4,549  3.13
_______________________________________________________________________________
Total Earning Assets and
 Average Rate Earned         3,983,006  68,149  6.79   4,317,920  62,858  5.78
_______________________________________________________________________________
 Less: Reserve for Loan Losses  94,234                    82,585
 Cash and Due from Banks       214,039                   291,931
 Premises and Equipment, Net   154,996                   165,693
 Other Assets                  183,702                   196,888
________________________________________________________________

Total Assets                $4,441,509                $4,889,847



LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Savings and NOW Accounts  $  901,508 $ 4,964  2.18% $  914,620 $ 4,737  2.05%
  Money Market Dep. Accounts 1,044,066   6,886  2.62   1,165,439   7,082  2.41
  Time Deposits:
     Domestic Offices          733,322   6,210  3.36     906,527   7,752  3.39
     Foreign Offices           223,079   2,825  5.02     361,672   4,210  4.62
_______________________________________________________________________________
 Total Interest-
     Bearing Deposits        2,901,975  20,885  2.86   3,348,258  23,781  2.82
_______________________________________________________________________________
 Borrowed Funds:
 Federal Funds Purchased and
     Repurchase Agreements     157,922   1,878  4.72     198,963   1,395  2.78
 U.S. Treasury Notes and
     Other Borrowed Funds       41,247     473  4.55      94,765     673  2.82
 Long-Term Debt                217,627   4,700  8.57     213,325   3,662  6.81
_______________________________________________________________________________
 Total Interest-Bearing Funds
     and Average Rate Paid   3,318,771  27,936  3.34   3,855,311  29,511  3.04
_______________________________________________________________________________
 Demand Deposits               793,098                   833,495
 Other Liabilities              43,101                    48,195
 Stockholders' Equity          286,539                   152,846
_________________________________________________________________

 Total Liabilities and
     Stockholders' Equity   $4,441,509                $4,889,847

_______________________________________________________________________________
Net Interest Income and Spread         $40,213  3.45%            $33,347  2.74%

_______________________________________________________________________________
Net Interest Margin                             4.01%                     3.06%

[FN]
(1) Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable.
(2) Nonperforming loans are included in average balances used to determine rates.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                              NINE MONTHS ENDED          NINE MONTHS ENDED
                              SEPTEMBER 30, 1994         SEPTEMBER 30, 1993
(TAX-EQUIVALENT BASIS)      AVERAGE   INCOME/          AVERAGE   INCOME/
(IN THOUSANDS)              BALANCE  EXPENSE  RATE     BALANCE   EXPENSE  RATE
_______________________________________________________________________________
ASSETS
Loans: (1) (2)
 Commercial - Taxable       $  377,307 $17,614  6.24% $  274,525 $13,994  6.82%
 Commercial - Tax-Exempt        64,417   5,217 10.83      85,570   5,902  9.22
 Real Estate :
  Commercial/Construction      360,347  22,319  8.28     502,967  22,824  6.07
  Residential Mortgage       1,297,947  68,891  7.10     603,306  36,023  7.98
  Home Equity                  225,306  12,355  7.33     267,435  13,865  6.93
 Consumer                       75,725   6,721 11.87      92,278   8,516 12.34
 Foreign                       209,165  13,176  8.42     339,193  18,431  7.26
_______________________________________________________________________________
 Total Loans (Including Fees)2,610,214 146,293  7.49   2,165,274 119,555  7.38
_______________________________________________________________________________
 Securities Available for Sale 576,460  21,817  5.06     469,143  14,908  4.25
 Securities Held-to-Maturity:(1)
  U.S. Treasury Securities     391,221  12,952  4.43     327,435  14,817  6.05
  Obligations of States and
     Political Subdivisions        652      52 10.66       1,999     154 10.30
  Government Agencies and
     Mortgage-Backed Securities 72,643   3,262  6.00     402,665  17,549  5.83
  Other Securities              14,393     946  8.79      39,763   2,708  9.11
_______________________________________________________________________________
 Total Secur. Held-to-Maturity 478,909  17,212  4.81     771,862  35,228  6.10
_______________________________________________________________________________
 Time Deposits with Other Banks184,839   7,062  5.11     434,536  15,454  4.75
 Federal Funds Sold and
     Resale Agreements         195,668   5,909  4.04     581,873  13,592  3.12
_______________________________________________________________________________
Total Earning Assets and
  Average Rate Earned        4,046,090 198,293  6.55   4,422,688 198,737  6.01
_______________________________________________________________________________
 Less: Reserve for Loan Losses  90,279                    86,618
 Cash and Due from Banks       224,580                   291,473
 Premises and Equipment, Net   157,801                   170,025
 Other Assets                  184,975                   220,785
_________________________________________________________________

Total Assets                $4,523,167                $5,018,353



LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Savings and NOW Accounts  $  921,916 $14,464  2.10% $  928,278 $14,757  2.13%
  Money Market Dep. Accounts 1,052,167  19,555  2.48   1,203,172  22,345  2.48
  Time Deposits:
     Domestic Offices          766,884  18,113  3.16     829,165  22,259  3.59
     Foreign Offices           218,782   8,263  5.05     514,552  20,127  5.23
_______________________________________________________________________________
 Total Interest-
     Bearing Deposits        2,959,749  60,395  2.73   3,475,167  79,488  3.06
_______________________________________________________________________________
 Borrowed Funds:
 Federal Funds Purchased and
     Repurchase Agreements     115,722   3,470  4.01     169,962   3,425  2.69
 U.S. Treasury Notes and
     Other Borrowed Funds       72,406   1,914  3.53      74,096   1,550  2.80
 Long-Term Debt                237,901  15,285  8.59     213,325  10,921  6.84
_______________________________________________________________________________
 Total Interest-Bearing Funds
     and Average Rate Paid   3,385,778  81,064  3.20   3,932,550  95,384  3.24
_______________________________________________________________________________
 Demand Deposits               803,387                   834,705
 Other Liabilities              46,515                    44,810
 Stockholders' Equity          287,487                   206,288
_________________________________________________________________

 Total Liabilities and
     Stockholders' Equity   $4,523,167                $5,018,353

_______________________________________________________________________________
Net Interest Income and Spread        $117,229  3.35%           $103,353  2.77%

_______________________________________________________________________________
Net Interest Margin                             3.87%                     3.12%

[FN]
(1) Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable.
(2) Nonperforming loans are included in average balances used to determine rates.

NONINTEREST INCOME

Noninterest income for the third quarter of 1994 was $18.8 million, compared with $22.6 million for the second quarter of 1994 and $21.9 million for the third quarter of 1993. Noninterest income for the nine-month periods ended September 30, 1994, and 1993, totaled $68.1 million and $91.4 million, respectively. The $3.1 million decrease when comparing quarters on a year-to-year basis was attributable primarily to decreases in trust income of $1.2 million and $1.4 million in service charges and fees. The decrease in trust income was due to overall net reductions of trust account balances, while the decrease in service charges and fees is attributable to reductions in analysis and advisory fee income, the result of decreased noninterest income from the sale of three foreign subsidiaries in the third quarter of 1994. The $23.3 million decrease when comparing the nine-month periods on a year-to-year basis was the result of a decrease in securities gains of $22.5 million, combined with a decrease in service charges and fees of $3.8 million, offset by $4.7 million in pretax income from the settlement of mortgage insurance claims relating to other real estate owned properties in the United Kingdom. The decrease in service charges and fees during the period was the result of the decline of overall deposits from balances a year earlier, because of the low interest-rate environment.


NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1994 totaled $47.8 million, flat when compared with the third quarter of 1993 and a $1.8 million decrease when compared with the second quarter of 1994. Reductions in salaries and other benefits of $1.8 million and furniture and equipment of $0.5 million were offset by an increase in other noninterest expense of $2.2 million, primarily the result of losses and other write-offs totaling $1.4 million from the sale of three foreign subsidiaries in the third quarter of 1994 and an increase in outsourcing fees of $0.5 million between the periods.

Noninterest expense for the nine-month periods ended September 30, 1994 and 1993, totaled $150.9 million and $215.6 million, respectively. The $64.7 million decrease in noninterest expense from the prior year was due primarily to decreases in restructuring charges aggregating $36.6 million and decreases of $13.4 million in other real estate owned expenses. These decreases combined with across-the-board decreases in noninterest expenses, with salaries, occupancy, and other expenses accounting for an additional $12.7 million of the decrease.


TAXES

The Corporation's provision for income taxes includes federal, state and foreign income taxes. Income tax expense totaling $171 thousand was recognized for the quarter ended September 30, 1994, compared with income tax benefit of $693 thousand for the quarter ended June 30, 1994, and income tax expense of $93 thousand for the quarter ended September 30, 1993. Income tax benefits totaling $392 thousand, compared with income tax expense of $5.6 million, was recognized for the nine-month periods ended September 30, 1994, and 1993, respectively. The 1994 tax provision was less than the statutory rate because of the Corporation's ability to carryforward net operating losses and the settlement of an outstanding tax issue with the United Kingdom taxing authorities. This settlement resulted in a tax refund of $750 thousand in the second quarter of 1994.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            ________________________________



    (a)     Exhibits
            _________

            None



    (b)     Reports on Form 8-K
            ___________________

     On September 16, 1994, the Corporation filed a Form 8-K announcing it had been notified by the Office of the Comptroller of the Currency (the "OCC") that the OCC had terminated the Written Agreement under which The Riggs National Bank of Washington, D.C. had been operating since May 14, 1993.

     On September 27, 1994, the Corporation filed a Form 8-K detailing the repurchase of all 764,537 shares of its 7.5% cumulative convertible preferred stock, Series A.






                               SIGNATURES
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      November 14, 1994                      /s/ Timothy C. Coughlin
           _________________                      ________________________
                                                      Timothy C. Coughlin
                                                           President





Date:      November 14, 1994                          /s/ John L. Davis
           _________________                          ___________________
                                                         John L. Davis
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)