Form 10-Q/A
period 1994-09-30
RIGGS NATIONAL CORP
filed 1994-11-22
CIK 350847

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

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
(IN THOUSANDS,EXCEPT PER SHARE AMOUNTS) 1994       1993     1994       1993
______________________________________________________________________________

INTEREST INCOME
  Interest and Fees on Loans:
   Taxable                              $48,022  $37,938   $141,077  $113,653
   Tax-Exempt                               850    1,176      3,330     3,773
_____________________________________________________________________________
    Total Interest and Fees on Loans     48,872   39,114    144,407   117,426
_____________________________________________________________________________
  Interest and Dividends on Securities
   Available for Sale                     8,040    5,451     21,817    14,908
  Interest on Securities Held-to-Maturity:
   Taxable                                5,579    8,374     16,512    33,557
   Tax-Exempt                               ---       33         33        98
_____________________________________________________________________________
    Total Interest on Securities
      Held-to-Maturity                    5,579    8,407     16,545    33,655
_____________________________________________________________________________
  Interest on Money Market Assets:
   Time Deposits with Other Banks         2,383    4,440      7,062    15,454
   Federal Funds Sold and Reverse
    Repurchase Agreements                 2,545    4,549      5,909    13,592
_____________________________________________________________________________
  Total Interest on Money Market Assets   4,928    8,989     12,971    29,046
_____________________________________________________________________________
  Total Interest Income                  67,419   61,961    195,740   195,035


INTEREST EXPENSE
  Interest on Deposits:
   Savings and NOW Accounts               4,964    4,737     14,464    14,757
   Money Market Deposit Accounts          6,886    7,082     19,555    22,345
   Time Deposits in Domestic Offices      6,210    7,053     18,113    21,560
   Time Deposits in Foreign Offices       2,825    4,909      8,263    20,826
_____________________________________________________________________________
  Total Interest on Deposits             20,885   23,781     60,395    79,488
_____________________________________________________________________________
  Interest on Short-Term Borrowings and
   Long-Term Debt:
    Federal Funds Purchased
     and Repurchase Agreements            1,878    1,395      3,470     3,425
    U.S. Treasury Demand Notes
     and Other Short-Term Borrowings        473      673      1,914     1,550
    Long-Term Debt                        4,700    3,662     15,285    10,921
_____________________________________________________________________________
  Total Interest on Borrowings and Debt   7,051    5,730     20,669    15,896
_____________________________________________________________________________
  Total Interest Expense                 27,936   29,511     81,064    95,384

  Net Interest Income                    39,483   32,450    114,676    99,651
  Less: Provision for Loan Losses         2,100    3,772      6,300    67,165
_____________________________________________________________________________
  Net Interest Income after Provision
    for Loan Losses                      37,383   28,678    108,376    32,486
_____________________________________________________________________________


NONINTEREST INCOME
  Trust Income                            6,567    7,733     21,562    21,634
  Service Charges and Fees               10,227   11,659     33,448    37,247
  Gain on Settlement of
      Mortgage Insurance Claims             ---      ---      4,739       ---
  Other Noninterest Income                1,999    2,572      6,953     8,605
  Securities Gains (Losses), Net            ---      (77)     1,424    23,925
_____________________________________________________________________________
  Total Noninterest Income               18,793   21,887     68,126    91,411


NONINTEREST EXPENSE
  Salaries and Wages                     15,970   17,110     48,851    53,151
  Pensions and Other Employee Benefits    3,263    3,934     13,113    14,225
  Occupancy Expense, Net                  6,414    6,391     18,003    19,917
  Furniture and Equipment Expense         2,163    2,622      7,111     8,687
  Other Real Estate Owned
     Expense (Income), Net               (2,160)  (2,503)    (1,154)   12,207
  FDIC Insurance Expense                  2,370    2,517      7,233     7,793
  Data Processing Services                3,981    3,897     12,647    12,546
  Restructuring Expense                     ---      ---     (2,059)   34,554
  Other Noninterest Expense              15,774   13,542     47,173    52,551
_____________________________________________________________________________
  Total Noninterest Expense              47,775   47,510    150,918   215,631

  Income (Loss) before Taxes              8,401    3,055     25,584   (91,734)
  Applicable Income Tax (Benefit) Expense   171       93       (392)    5,558
_____________________________________________________________________________

  NET INCOME (LOSS)                      $8,230   $2,962    $25,976  $(97,292)

  Dividends on Preferred Stock            3,045      358      9,436     1,075
_____________________________________________________________________________
  Net Income (Loss) Available
     for Common Stock                    $5,185   $2,604    $16,540  $(98,367)

  EARNINGS (LOSS) PER SHARE              $.17     $.10      $.55     $(3.90)

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

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS ENDED
(IN THOUSANDS)                                               SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1994           1993
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $ 25,976     ($97,292)
 Adjustments to Reconcile Net Income (Loss) to Cash
  Provided By (Used In) Operating Activities:
   Provisions for Loan Losses                              6,300       67,165
   Provisions for Other Real Estate Owned Writedowns       1,946       12,911
   Depreciation Expense and Amortization of
    Leasehold Improvements                                 9,091        9,858
   Amortization of Purchase Accounting Adjustments         2,872        4,675
   Restructuring Charges                                  (2,059)      34,554
   (Gains) Losses on Sales of Securities
     Available for Sale                                   (1,424)     (23,925)
   (Gains) Losses on Sales of Other Real Estate Owned     (2,595)      (2,467)
   (Increase) Decrease in Accrued Interest Receivable     (5,610)       7,897
   (Increase) Decrease in Other Assets                    11,563        1,639
   Increase (Decrease) in Other Liabilities               (3,679)       5,817
______________________________________________________________________________
  Total Adjustments                                       16,405      118,124
______________________________________________________________________________

Net Cash Provided by (Used In) Operating Activities       42,381       20,832

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits
      with Other Banks                                     7,111      355,530
  Proceeds from Securities Available for Sale            223,543      738,512
  Purchase of Securities Available for Sale             (147,746)  (1,180,111)
  Proceeds from the Maturity of
      Securities Held-to-Maturity                      1,055,024      545,351
  Purchase of Securities Held-to-Maturity               (834,169)    (418,139)
  Net (Increase) Decrease in Loans                      (100,155)     (42,154)
  Proceeds from Sales and Other Payments of
   Other Real Estate Owned                                20,230       13,385
  Net (Increase) Decrease in Premises and Equipment       (1,470)         316
  Other, Net                                                (479)       1,046
______________________________________________________________________________
Net Cash Provided by (Used In) Investing Activities      221,889       13,736

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
   Demand, NOW, Savings and
     Money Market Deposit Accounts                      (207,867)    (107,484)
   Time Deposits                                         (17,357)    (395,825)
   Federal Funds Purchased and Repurchase Agreements     (93,954)     108,039
  U.S. Treasury Demand Notes and
     Other Short-Term Borrowings                          32,903       62,649
  Net Proceeds From the Issuance of Long-Term Debt       121,250          ---
  Repayment of Long-Term Debt                           (120,700)         ---
  Net Proceeds From the Issuance of Common Stock             165          ---
  Repurchase of Preferred Stock-Series A                 (19,115)         ---
  Dividend Payments-Preferred                             (9,436)      (1,075)
  Other, Net                                                  11          ---
______________________________________________________________________________
Net Cash Provided by (Used In) Financing Activities     (314,100)    (333,696)

Effect of Exchange Rate Changes                              989       (1,462)
______________________________________________________________________________

Net Increase (Decrease) in Cash and Cash Equivalents     (48,841)    (300,590)

Cash and Cash Equivalents at Beginning of Period         415,639      930,504
______________________________________________________________________________
Cash and Cash Equivalents at End of Period              $366,798     $629,914



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

   Loans Transferred to Other Real Estate Owned          $23,210     $32,546
   Loans to Finance the Sale of Other Real Estate Owned      ---      29,408

SUPPLEMENTAL DISCLOSURES:

   Interest Paid (Net of Amount Capitalized)             $81,664     $95,321
   Income Tax Payments (Refund)                           (6,976)        262

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                           1994         1993
______________________________________________________________________________

PERFORMANCE:


     Net Income (Loss) to Average Assets                     .77%         N/M
     Net Income (Loss) to Average Earning Assets             .86%         N/M
     Net Income (Loss) to Average Stockholders' Equity     12.08%         N/M
     Net Income (Loss) Available to Common Stock
          to Average Common Equity                         12.75%         N/M
     Net Interest Income to Average Earning Assets          3.87%        3.12%


ASSET QUALITY:


     Nonaccrual Loans as a % of Average Loans               1.42%        9.70%
     Nonperforming Assets as a % of Total Loans and OREO    3.55%       12.32%
     Nonaccrual and Renegotiated Loans as
       a % of Total Loans                                   1.44%       10.14%
     Net Charge offs (Recoveries) as
       a % of Average Loans                                 (.06)%       3.13%
     Reserve for Loan Losses as a % of Total Loans          3.67%        3.85%
     Reserve for Loan Losses as a % of
          Nonaccrual and Renegotiated Loans               254.90%       37.99%


PER COMMON SHARE:


     Net Income (Loss)                                      $.55       $(3.90)
     Book Value (at period end)                            $5.82        $5.50
     Common Shares Outstanding (at period end)        30,240,414   25,222,014
     Average Common Shares Outstanding                30,225,501   25,222,014


CAPITAL RATIOS AT PERIOD END:


     Tier I                                                11.05%        5.78%
     Combined Tier I and Tier II                           17.86%       11.01%
     Leverage                                               6.30%        3.02%



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


NOTE 2.          COMMON SHARES
                _________________

Primary earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,231,084 and 30,225,501 for the three and nine month periods ended September 30, 1994, respectively, with 25,222,014 weighted average shares outstanding for both the three- and nine-month periods in 1993. The weighted average number of shares of common stock outstanding does not include shares subject to unexercised options. Under the Riggs National Corporation 1993 Stock Option Plan (the "1993 Plan"), options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1994, options to purchase 824,500 shares had been granted and were outstanding under the 1993 Plan, at prices ranging from $9.00 to $9.88 per share, and are currently not dilutive. In May 1994, the Board of Directors and shareholders approved the Riggs National Corporation 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1994, no shares had been granted under the 1994 Plan.




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

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            ________________________________



    (a)     Exhibits
            _________

            (10.8) - Letter Confirming Compensation of Fred L. Bollerer,
                     dated October 5, 1994.
            (10.9) - Deferred Compensation Plan for Directors.
            (10.10)- Description of 1994 Bonus Plan (incorporated by
                     reference to the description appearing on page 14 of the Registrant's Proxy Statement dated April 13, 1994).


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

RIGGS NATIONAL CORPORATION





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  Riggs National Corporation
                                                 ____________________________
                                                        (Registrant)




Date:       November 22, 1994                    /s/ Timothy C. Coughlin
            _________________                    _________________________
                                                     Timothy C. Coughlin
                                                          President