Form 10-K
RIGGS NATIONAL CORP
filed 1995-03-31
CIK 350847

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-K

(Mark One)
(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended 1994
                              OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

               Commission File Number 0-9756

                 RIGGS NATIONAL CORPORATION
    ______________________________________________________
    (Exact name of registrant as specified in its charter)

          Delaware                        52-1217953
_______________________________       ___________________
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

1503 Pennsylvania Avenue, N. W., Washington, D. C.    20005
__________________________________________________  __________
    (Address of principal executive offices)        (Zip Code)

                        (202) 835-6000
     ____________________________________________________
     (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class   Name of each exchange on which registered
___________________   _________________________________________
       None                            None

Securities Registered Pursuant to Section 12(g) of the Act:

  Title of Each Class   Name of each exchange on which registered
_______________________ _________________________________________
Common Stock, par value    OTC, NASDAQ National Market System
    $2.50 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ____    ____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of February 28, 1995, was $177,069,056.

  The number of shares outstanding of the registrant's common stock, as of March 31, 1995, was 30,244,414.

              DOCUMENT INCORPORATED BY REFERENCE

  Portions of Riggs National Corporation's definitive Proxy
Statement to Stockholders are incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K, in Parts I and III of this Annual Report.

FORM  10-K INDEX


                            PART I                        Page(s)

Item 1--Business                                             3
Item 2--Properties                                           5
Item 3--Legal Proceedings                                    5
Item 4--Submission of Matters
        to a Vote of Security Holders                        5

                            PART II

Item 5--Market for Registrant's Common Equity and
             Related Stockholder Matters                     6
Item 6--Selected Financial Data                              6
Item 7--Management's Discussion and Analysis of Financial
             Condition and Results of Operations             7
Item 8--Financial Statements and Supplementary Data         31
Item 9--Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure         67

                           PART III

Item 10--Directors and Executive Officers of
              the Registrant                            (A),67
Item 11--Executive Compensation                             69
Item 12--Security Ownership of Certain
              Beneficial Owners and Management              69
Item 13--Certain Relationships and Related Transactions     69

                           PART IV

Item 14--Exhibits, Financial Statement Schedules,and
              Reports on Form 8-K                           70

[FN]
(A)  Portions of Riggs National Corporation's definitive Proxy
     Statement to Stockholders are incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K, in Parts
     I and III of this Annual Report.

                            PART I
ITEM 1.
BUSINESS

RIGGS NATIONAL CORPORATION

Riggs National Corporation ("the Corporation") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. The Corporation engages in a variety of banking-related activities, either directly or through subsidiaries. The Corporation currently has banking subsidiaries in Washington, D.C.; Virginia; Maryland; Miami, Florida; London, England; Paris, France; and Nassau, Bahamas. Additionally, the Corporation provides investment advisory services domestically through a subsidiary registered under the Investment Advisers Act of 1940.
 Subsidiaries of the Corporation located in the Bahamas and France provide trust and corporate services, as well as traditional banking services.

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

           _____________________________________

THE RIGGS NATIONAL BANK OF WASHINGTON, D.C.

The Corporation's principal subsidiary is The Riggs National Bank of Washington, D.C. ("Riggs-Washington"), a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs-Washington had assets of $3.84 billion, deposits of $3.11 billion, and stockholders' equity of $280.7 million at December 31, 1994.

    Riggs-Washington operates 33 branches and an investment advisory subsidiary in Washington, D.C., commercial banks in London, England, an Edge Act subsidiary in Miami, Florida, branch offices in London, England and Nassau, Bahamas, and a Bahamian bank and trust company. At December 31, 1994, Riggs-Washington and its subsidiaries had 1,470 full-time equivalent employees.

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

    In August 1994, the Corporation sold its investment in three foreign investment advisory subsidiaries; Riggs Valmet, Limited and Riggs Valmet Holdings, Limited located in Gibraltar and Riggs Valmet, S.A. located in Geneva, Switzerland. The Corporation sold these subsidiaries as part of its financial restructuring plan, began in the second quarter of 1993, which included, among other strategies, the exiting of certain unprofitable lines of business. See "Management's Discussion and Analysis--Performance Enhancing Strategies-Financial Restructurings" for further details on the sale of these subsidiaries.

RIGGS AP BANK LIMITED

Riggs AP Bank Limited ("Riggs AP"), a merchant bank located in London, England is a wholly owned subsidiary of Riggs-Washington. Riggs AP provides traditional corporate banking services, commercial property financing, investment banking services and trade finance. At December 31, 1994, Riggs AP had total assets of $174.0 million representing 3.9% of the Corporation's total assets and had loans of $94.1 million or 46.0% of the Corporation's total foreign loans and 3.7% of total loans.
          _____________________________________

THE RIGGS NATIONAL BANK OF VIRGINIA

The Riggs National Bank of Virginia ("Riggs-Virginia") is a nationally chartered full-service commercial bank. At December 31, 1994, Riggs-Virginia had assets of $351.1 million, deposits of $317.2 million and stockholder's equity of $32.4 million. Riggs-Virginia's 17 branches are located in Northern Virginia. At December 31, 1994, Riggs-Virginia had 97 full-time equivalent employees.
          _____________________________________

THE RIGGS NATIONAL BANK OF MARYLAND

The Riggs National Bank of Maryland ("Riggs-Maryland") is a nationally chartered full-service commercial bank. At December 31, 1994, Riggs-Maryland had assets of $189.8 million, deposits of $175.1 million, and stockholder's equity of $13.4 million. Riggs-Maryland's 10 branches are all located in Montgomery and Prince Georges counties, Maryland. At December 31, 1994, Riggs-Maryland had 53 full-time equivalent employees.
          _____________________________________

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

    Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of five percent or more of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The BHCA also restricts the types of businesses and activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.
 Until recently, the BHCA generally prohibits the Federal Reserve Board from approving an application from a bank holding company to acquire a bank or bank holding companies unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares to be acquired is located. A majority of states have adopted statutes permitting out-of-state bank holding companies to acquire in-state banks and bank holding companies, but usually only if the state in which the acquiring company is located permits reciprocal acquisitions of its banks and bank holding companies. The District of Columbia has authorized banks outside a thirteen-state region to acquire District banks provided they make substantial financial commitments to the District of Columbia.

    On September 29, 1994, President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act amends the BHCA to authorize the Federal Reserve Board to permit bank holding companies to engage in interstate acquisitions one year after the date of enactment, interstate branching through interstate mergers beginning in June 1997 (subject to individual states ability, in certain circumstances, to prohibit such merger activity by enacting legislation prior to June 1997), interstate consolidations of affiliated banks beginning in June 1997, and other de novo interstate branching if authorized by state law. The Corporation is assessing the impact of this legislation on the banking industry and the Corporation.

    The Corporation is required to maintain minimum levels of qualifying capital under Federal Reserve Board risk-based capital guidelines. For full discussion of these guidelines, see
"Management's Discussion and Analysis--Capital Resources" and
"Notes to Consolidated Financial Statements-Note 10."

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), in September 1992, the Federal Deposit Insurance Corporation ("FDIC") issued regulations to implement a risk-based deposit insurance assessment system under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is assigned to one of the following "supervisory subgroups": "healthy"; "supervisory concern"; or "substantial supervisory concern." Based on its capital category and supervisory subgroup, each insured institution is assigned an annual FDIC assessment rate, which currently varies between $.23 and $.31 per $100 of deposits. The FDIC announced in February 1995, that in anticipation of the FDIC insurance fund being restored to its statutory required level, which is 1.25% of insured deposits, by mid-year 1995, the FDIC staff has recommended to its Board that deposit insurance premiums for well-capitalized banks be reduced from $.23 to $.04 per $100 of deposits. This recommendation is currently under review by the FDIC Board. Management is studying this recommendation and will report the potential impact to the Corporation of such a change in deposit premiums as more information becomes available.

    FDICIA contains numerous other provisions, such as the requirement that the federal banking agencies take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements.

    FDICIA required each Federal banking agency, including the OCC, to specify within nine months after the date of enactment of the statute, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," and
"critically undercapitalized." In October 1992, each of the federal banking agencies, including the OCC, issued uniform final regulations defining such capital levels.

    Under these regulations, the following table details the minimum capital levels for each category:


                                        Capital Category

                     ____________________________________________________
                                    Combined                     Tangible
                      Tier I      Tier I and II    Leverage       Equity
                     ____________________________________________________
Ratios:

Well Capitalized   6% or above    10% or above    5% or above        N/A

Adequately
Capitalized        4% or above    8% or above     4% or above        N/A

Undercapitalized   Less than 4%   Less than 8%    Less than 4%       N/A

Significantly
Undercapitalized   Less than 3%   Less than 6%    Less than 3%       N/A

Critically
Undercapitalized            N/A            N/A            N/A   2% or less

    Beyond the minimum capital levels, well capitalized institutions may not be subject to any order or written directive to meet and maintain a specific capital level.

    Each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements, and qualifies, at a minimum, as "well capitalized." The applicable federal bank regulator for a depository institution may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification may be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A summary of applicable regulatory capital ratios and the minimums required by the OCC under its capital guidelines for Riggs-Washington, Riggs-Virginia and Riggs-Maryland on a historical basis are shown in Note 10, "Reserve Balances, Funds Restrictions, Regulatory Matters and Capital Requirements."

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

ITEM 2.
PROPERTIES

The Corporation owns properties located in Washington, D.C.
which house its executive offices, 12 of its branches and certain operational units of Riggs-Washington. The
Corporation also owns an office building and a residential property in London, England, and leases various properties in Washington, D.C.; London, England; Miami, Florida;
Northern Virginia; Maryland; and Paris, France.

ITEM 3.
LEGAL PROCEEDINGS

In the normal course of business, the Corporation is involved in various types of litigation, including litigation with borrowers who are in default under their loan agreements. In certain instances, borrowers have asserted or threatened counterclaims and defenses based on various "lender liability" theories.

    In the opinion of management, based on its assessment and consultation with outside counsel, litigation which is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation as a whole.

    The Corporation is contesting in Tax court the disallowance of Brazilian Foreign Tax Credits by the Internal Revenue Service. The net tax benefit of these tax credits have not been recognized for financial reporting purposes, therefore, there will be no adverse impact on earnings if the Internal Revenue Service were to prevail.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1994.

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     SHAREHOLDER MATTERS

The common stock of Riggs National Corporation is traded in the Over-the-Counter Market, NASDAQ National Market System.
The NASDAQ symbol for the common stock is "RIGS."

    A history of the Corporation's stock prices and dividends can be found under Quarterly Stock Information on Page 65 of this Form 10-K.

    As of December 31, 1994, there were 3,712 stockholders of record.

    Other information required by this item is set forth in Notes 10 and 13 on Pages 49 and 54, respectively, of this Form 10-K.

ITEM 6.
FINANCIAL REVIEW

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)  1994     1993     1992     1991     1990
____________________________________________________________________________________

Interest Income                         $266,005 $256,951 $327,540 $474,815 $649,010
Interest Expense                         112,723  122,130  189,604  319,719  476,397
____________________________________________________________________________________
Net Interest Income                      153,282  134,821  137,936  155,096  172,613

Less: Provision for Loan Losses            6,300   69,290   52,067   43,655  106,408
____________________________________________________________________________________

Net Interest Income after
  Provision for Loan Losses              146,982   65,531   85,869  111,441   66,205
Noninterest Income Excluding
  Securities Gains, Net                   85,298   88,509   96,200   92,961   78,179
Securities Gains, Net                        226   24,141   34,213   13,692    1,263
Provision for Losses on
  Accelerated Disposition of Real
  Estate Assets                               --       --       --   49,800       --
Noninterest Expense                      199,020  266,752  238,403  240,371  236,277
____________________________________________________________________________________

Income (Loss) before Taxes and
  Extraordinary Item                      33,486  (88,571) (22,121) (72,077) (90,630)
Applicable Income Tax (Benefit)
  Expense                                   (533)   5,640   (1,069)  (6,130) (29,413)
____________________________________________________________________________________

Income (Loss) before Extraordinary
  Item, Net of Taxes                      34,019  (94,211) (21,052) (65,947) (61,217)
Extraordinary Item - Gain on
  Purchase of Debt, Net of Taxes              --       --       --    2,486    4,569
____________________________________________________________________________________

Net Income (Loss)                         34,019  (94,211) (21,052) (63,461) (56,648)

Less: Dividends on Preferred Stock        12,124    1,434      358       --       --
____________________________________________________________________________________

Net Income (Loss) Available for
  Common Stock                           $21,895 $(95,645)$(21,410)$(63,461)$(56,648)

Earnings (Loss) Per Common Share:

Income (Loss) before Extraordinary
  Item, Net of Taxes                       $ .72   $(3.65)   $(.87)  $(4.79)  $(4.44)
Extraordinary Item - Gain on
  Purchase of Debt, Net of Taxes              --       --       --      .18      .33
____________________________________________________________________________________

Earnings (Loss) Per Common Share            $.72   $(3.65)   $(.87)  $(4.61)  $(4.11)
------------------------------------------------------------------------------------

Dividends Declared Per Common Share*        $ --   $   --    $  --   $  .05   $1.087
____________________________________________________________________________________

[FN]
* A cash dividend of $.15 per common share applicable to the fourth quarter of 1990 was declared on January 22, 1991, and paid on February 15, 1991.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

OVERVIEW

EARNINGS SUMMARY

In 1994, Riggs National Corporation ("the Corporation") achieved its first profitable year since 1989, with total net income of $34.0 million. By comparison, the Corporation had net losses of $94.2 million and $21.1 million in 1993 and 1992. Earnings per common share for 1994 were $.72, compared to losses per common share of $3.65 and $.87 in 1993 and 1992. Results for 1994 reflected the benefits of an $18.5 million pretax increase in net interest income, and reductions of $63.0 million in the provision for loan losses, as well as reductions of $14.9 million in other real estate owned expense. These improvements are the result of an enhanced asset mix and reductions in nonperforming assets, in addition to general improvements in the economic conditions domestically and in the United Kingdom.
    The financial results for 1993 and 1992 reflect the then-ongoing deterioration of the Corporation's domestic real estate-commercial loan portfolio, combined with foreign corporate and real estate-commercial loans, primarily in the United Kingdom. The deterioration of these portfolios was evident, as the Corporation recorded provisions for loan losses of $69.3 million and $52.1 million in 1993 and 1992, compared to $6.3 million in 1994. The results for 1993 also include the impact of restructuring charges totaling $34.6 million, recorded during the first half of 1993, for the financial restructuring of both domestic and foreign operations and the implementation of a cost- reduction and revenue-enhancing strategy.
    Key measurements of profitability include the Corporation's net income to average stockholders' equity and the net interest margin. Net income to average stockholders' equity was 12.01% for 1994, compared with negative ratios for 1993 and 1992. The net interest margin for 1994 was 3.89%, the highest margin in over a decade, compared with margins of 3.23% and 3.13% for 1993 and 1992. The favorable increase in the net interest margin reflects the improvement in earnings and asset deployment during 1994.

PERFORMANCE-ENHANCING STRATEGIES

During 1994, the Corporation continued the self-evaluation of its goals and market position. These initiatives included enhancing the retail banking system, strengthening the Corporation's management team and the continued positive impact of 1993's initiatives.

COMMUNITY BANKING STRATEGIES. As the largest commercial bank holding company headquartered in the nation's capital, the Corporation is uniquely positioned in the center of an affluent market that combines significant public- and private-sector customers. The Corporation attained this position by steadily growing and prospering in the Washington, D.C., area for 159 years, and being the only Washington, D.C.-based bank of size to survive the economic and industry travails of the late 1980s and early 1990s. This leaves the Corporation competing with a host of community banks and the "super regionals." In order to differentiate itself from the competition, the Corporation offers its customers a breadth of financial products typical of a regional bank with the personalized service and local decision-making of a community bank. The Corporation believes that this "community bank" strategy allows it to offer a broader product line than its smaller competitors, while its personalized service and local decision-making give the Corporation a distinct advantage over its larger regional competitors. Local decision-making and a commitment to the community are the key to retaining existing customers and building new relationships.

    During 1994, the Corporation conducted a detailed analysis of its retail banking system, determining the best use of its location, branch facilities, product lines and personnel. Though this process is ongoing, the Corporation has already sold or consolidated two retail branches. The review of the retail banking system was based on a detailed analysis conducted by internal management, combined with outside experts. The Corporation currently does not anticipate significant branch sales or consolidations, but the Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches, and is also searching for opportunities to establish new retail banking branches in strategic locations.

MANAGEMENT TEAM. In July 1994, the Corporation announced the election of Fred L. Bollerer to the position of president and chief executive officer of Riggs-Washington and as a director of the Corporation. Mr. Bollerer had served as executive vice president of Riggs-Washington in the general banking group since 1993, after holding executive positions in several other large financial institutions over the past 20 years. Mr. Bollerer replaced
Paul M. Homan, who voluntarily resigned in May 1994.

    In addition to the election of Mr. Bollerer, the Corporation completed a two-year management restructuring process with the appointment of a new chief credit officer and a new chief technology officer, each with extensive banking experience.

DEBT AND EQUITY TRANSACTIONS IN 1994. In February 1994, the Corporation sold $125 million of 8.5% subordinated notes due in February 2006. The notes were sold at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The net proceeds from the sale totaled $120.7 million and were used in March 1994 to redeem $51.5 million of subordinated notes and $69.2 million of subordinated capital notes, both bearing an interest rate of 5.25% and maturing in 1996.
    On September 27, 1994, the Corporation repurchased all 764,537 shares of its 7.5% Cumulative Convertible Preferred Stock, Series A, from the Norwich Union Life Insurance Society. The Series A preferred shares were convertible into 2,002,141 shares of common stock.

BANKSTART '93. In January 1993, the Corporation initiated BankStart '93, a comprehensive, corporation-wide project designed to make it more cost-efficient and operationally effective. Each line of business was reexamined in order to identify opportunities to improve efficiencies and reduce costs. The goal of the project was to identify revenue enhancements, productivity advances, expense reductions and product line modifications needed to facilitate the Corporation's return to consistent profitability. A significant portion of the expense reduction came from reduced staffing. When the program began, the authorized number of full-time positions for the Corporation's domestic subsidiaries was 2,060, declining to 1,667 at December 31, 1993. Subsequent to the initiation of BankStart '93, the Corporation identified market opportunities available in its retail and relationship banking network. This strategy necessitated several staff additions, although such additions, when netted against the remaining BankStart '93 and other reductions, resulted in a decrease in the staff complement, which stood at 1,624 positions at year-end 1994.
    In the first quarter of 1993, the Corporation took a restructuring charge of $13.8 million, representing management's estimate of the cost of implementing BankStart '93. During the first half of 1994, the implementation of BankStart '93 was substantially completed and a $2.1 million recovery was recognized. This recovery was the result of lower-than-anticipated expenses associated with staff reductions. Accrued and unpaid restructuring expenses totaled $908 thousand at year-end 1994, with disbursements expected to be made during the first half of 1995.

FINANCIAL RESTRUCTURINGS. At the end of the second quarter of 1993, the Corporation announced a financial restructuring designed to facilitate its return to profitability. The steps taken included charging off the doubtful portions of all loans, exiting unprofitable lines of business in the United Kingdom, reducing investments in certain foreign subsidiaries and increasing reserves against problem assets in order to facilitate their disposition. These actions led to second-quarter provisions for loan losses of $49.2 million, restructuring charges of $20.8 million, and expenses for other real estate owned of $16.9 million. Of the $49.2 million in provisions for loan losses, $24.7 million related to commercial real estate in the Washington, D.C., area, and $24.5 million related to commercial property loans and corporate loans in the United Kingdom. At December 31, 1994, the restructurings were substantially complete. Accrued and unpaid restructuring expenses totaled $1.1 million at December 31, 1994, with related disbursements expected to be made during the first half of 1995.
    As a part of the financial restructuring, the Corporation adopted a plan for its London operations (the combination of the London branch of Riggs-Washington and the subsidiary, Riggs AP Bank). This plan addressed the potential risk in the loan and other real estate owned portfolios in its London operations, and was designed to facilitate the disposition of certain troubled assets and to exit unprofitable lines of business. The London operations have been reorganized on a basis consistent with the Corporation's domestic strategy to segregate ongoing banking business from the management of problem assets.

    In June 1993, Riggs AP Bank transferred all $152.8 million of its nonperforming and classified loans to Riggs-Washington. These assets were transferred at book value, net of related reserves, and continue to be serviced by Riggs AP Bank. Ongoing business lines are now centered on financing income-producing commercial real estate properties in the United Kingdom, as well as financing international trade transactions, primarily for mid-sized corporations based in the United Kingdom. The Corporation has substantially completed its withdrawal from certain business activities in the United Kingdom, including commercial leasing, corporate finance and trading activity in foreign exchange and money market instruments. In August 1994, the Corporation sold its investment in three foreign investment advisory subsidiaries: Riggs Valmet, Limited and Riggs Valmet Holdings, Limited, located in Gibraltar, and Riggs Valmet, S.A., located in Geneva, Switzerland. The Corporation sold these subsidiaries as part of its financial restructuring plan, which included the exiting of certain unprofitable lines of business. The sale of these subsidiaries was made in the aggregate to one foreign purchaser and resulted in a net pretax loss of $1.6 million during 1994, which included $900 thousand from the write-off of foreign exchange translation adjustments.

REGULATORY MATTERS

On May 14, 1993, the Corporation entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Richmond ("Federal Reserve"), and Riggs-Washington entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The MOU and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure.
    Under the original terms of the Written Agreement, Riggs-Washington appointed a committee of its Board of Directors to monitor and coordinate compliance with the requirements of the Written Agreement during 1993 and 1994. On September 15, 1994, the Corporation was notified by the OCC that it had terminated the Written Agreement.
    Under the terms of the MOU, the Corporation must notify the Federal Reserve in advance of dividend declarations, the issuance and/or redemption of long-term debt and the use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Federal Reserve relating to capital, asset quality, loan-loss reserves and operations, including contingency measures if projected operational results do not occur.
    In addition, the Audit Committee of the Corporation's Board of Directors has reviewed and submitted a report to the Federal Reserve on the adequacy of data submitted to it and the Board, and the Corporation has appointed a compliance committee of Directors to monitor performance under the MOU. As of year-end 1994, the Corporation was in substantial compliance with the provisions and requirements of the MOU.

EARNING ASSETS

MONEY MARKET ASSETS

Short-term instruments such as time deposits with other banks, federal funds sold and resale agreements represent alternatives for the Corporation for the deployment of excess short-term liquidity. These investments are lower-yielding and are highly interest-rate-sensitive. Funds available for short-term investments generally are a function of daily movements in the Corporation's deposit and loan portfolios, combined with the Corporation's overall interest-rate risk and asset/liability strategy. At December 31, 1994, total money market assets declined by $17.7 million, or 4.4%, when compared with year-end 1993, as the Corporation's shift to higher-yielding, longer-term assets continued, with increases in the total average loans and securities available for sale during the year. The total average of time deposits with other banks and federal funds sold and resale agreements fell from $862.8 million in 1993 to $377.4 million in 1994.

SECURITIES AVAILABLE FOR SALE

Securities available for sale totaled $598.3 million at December 31, 1994, compared with $708.1 million at year-end 1993, though average securities available for sale totaled $582.1 million, an increase of $16.6 million from 1993's average portfolio. Securities available for sale decreased $109.9 million (15.5%) during 1994, as proceeds from maturities and sales during the period, combined with proceeds from maturing securities held-to-maturity and money market investments, were used to fund reductions in deposit balances during the year, and, to a lesser extent, were used to fund originations and purchases of residential mortgage loans.
    In the first quarter of 1993, in view of management's intention to use certain securities as part of its asset/liability strategy and the possibility that securities could be sold in response to changes in interest rates or for liquidity purposes, $983 million of securities were classified as held for sale. In the second quarter of 1993, $696 million in securities held for sale were sold for a pretax gain of $25.9 million. Proceeds from this sale were used to purchase shorter-duration and variable-rate securities classified as held for sale, in addition to money market assets.
    In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), was issued, effective for fiscal years beginning after December 15, 1993. This pronouncement requires, among other items, the determination at the acquisition date of a security whether such security is purchased with the intent and ability to hold to maturity, whether it is purchased with the intent to trade, or whether the security is available for sale. Under prior accounting policy, securities were classified as held for investment if the Corporation had the ability to hold securities to maturity and the intent to hold such securities for the foreseeable future. All other securities were classified as held for sale or trading.
    The Corporation adopted SFAS No. 115 on December 31, 1993, which entailed a thorough review of the securities portfolio. This review resulted in the net transfer of $168.7 million in securities at December 31, 1993, from the available for sale portfolio to the held-to-maturity
           ______________________________________

MATURITIES OF SECURITIES AVAILABLE FOR SALE


                                           December 31, 1994
                             ____________________________________________
                                             Gross       Gross      Book/
                                Amortized  Unrealized  Unrealized  Market
(In thousands)                     Cost      Gains       Losses    Value
___________________________________________________________________________

U.S. Treasury Securities:
  Due within 1 year              $123,387    $    _    $  1,467   $121,920
  Due after 1 year but
    within 5 years                 15,075         _         808     14,267
Government Agencies Securities:
  Due after 1 year but
    within 5 years                 26,557         _       1,919     24,638
Obligations of States and
  Political Subdivisions*:
    Due within 1 year               8,800         _         800      8,000
Mortgage-Backed Securities:
  Due within 1 year                 3,972         _          24      3,948
  Due after 1 year but
    within 5 years                434,167         _      23,126    411,041
Other Securities:
  Due within 1 year                 5,550         _           _      5,550
  Due after 10 years                8,913         _           _      8,913
___________________________________________________________________________

Total Securities Available
     for Sale                    $626,421    $    _     $28,144   $598,277

[FN]
* The securities within the category of "Securities Available for Sale - Obligations of States and Political Subdivisions" are on a nonaccrual basis as of December 31, 1994. All contractual payments to date have been received. See "Nonaccrual, Renegotiated and Past Due Loans."

portfolio. All unrealized gains and losses from securities available for sale are excluded from earnings, with unrealized gains and losses recorded, net, in stockholders' equity until realized. After taking into effect the $168.7 million net transfer on December 31, 1993, the new accounting treatment for the securities available for sale portfolio under SFAS No. 115 resulted in a $1.28 million net unrealized gain being recorded in stockholders' equity.
    In 1994, the impact of a rising interest-rate environment on bond prices and the Corporation's securities available for sale portfolio resulted in decreased valuations during 1994 and the recording of $29.4 million in unrealized losses to stockholders' equity for the year, for a net unrealized loss balance of $28.1 million at year-end 1994.
    Securities available for sale pledged to secure deposits and certain borrowings amounted to $367.5 million at December 31, 1994, and $372.8 million at December 31, 1993.

SECURITIES HELD-TO-MATURITY

Securities held-to-maturity totaled $443.2 million at December 31, 1994, down $216.9 million, or 32.9%, from the level at December 31, 1993. The average balance in securities held-to-maturity was $470.7 million for 1994, compared with $709.8 million for 1993. At December 31, 1994, securities held-to-maturity had no gross unrealized gains and gross unrealized losses of $8.2 million. At December 31, 1994, this portfolio consisted primarily of U.S. Treasury securities, with 77.4% of the portfolio maturing in one year or less. A portion of the securities held-to-maturity portfolio is pledged to secure certain borrowings and deposits, with total securities pledged of $370.1 million at December 31, 1994, and $271.2 million at year-end 1993. The decrease in the securities held-to-maturity portfolio in 1994 was due to proceeds from maturities being used, along with reductions in money market assets, to fund overall reductions in deposits during the year.
    As discussed in "Securities Available for Sale," the Corporation has specific policies in place, in compliance with SFAS No. 115, that require the determination at the acquisition date whether a security should be included in the securities held-to-maturity portfolio; a security is included if it was purchased with the intent and the ability to hold the security to maturity, and the Corporation does not anticipate disposing of it for liquidity purposes or for the recognition of unrealized gains and losses. The Corporation has policies that require, on an ongoing basis, that a determination be made whether a security should continue to be in the held-to-maturity portfolio or be transferred to the securities available for sale portfolio.
    The table below details the securities held-to-maturity portfolio at December 31, 1994, 1993 and 1992:
           ____________________________________

BOOK VALUE OF SECURITIES HELD-TO-MATURITY


                                                   December 31,
(In thousands)                        1994            1993          1992*
___________________________________________________________________________

U.S. Treasury Securities             $318,163        $629,282      $579,576
Government Agencies Securities        125,000              _            _
Obligations of States and
  Political Subdivisions                   _           1,999         1,999
Mortgage-Backed Securities                 _              _       173,782
Other Securities                           _          28,781        40,036
___________________________________________________________________________

Total Securities Held-to-Maturity    $443,163        $660,062      $795,393

[FN]
*  Investment Securities for 1992 are presented in the Securities
   Held-to-Maturity category. See Note 1: "Summary of Significant
   Accounting Policies."
                                 11

LOANS

As of December 31, 1994, loans, net of premiums, discounts and deferred fees, were $2.55 billion, an increase of $21.8 million (0.9%) from the year-end 1993 loan balance. This increase was due, in part, to purchases in the first quarter of 1994 of $90 million in residential mortgage loans, which were part of an overall asset/liability strategy started in 1993 to shift certain shorter-term assets to longer-term maturities. Substantially all of the loans purchased during the first quarter of 1994 were newly originated, fixed-rate residential mortgages with original maturities of 15 or 30 years, have an average effective bond equivalent yield of 6.30% and are secured by properties located in various regions throughout the United States. The purchases, combined with local-area originations in 1994, were partially offset by loan curtailments and payoffs, particularly with respect to residential mortgage loans and real estate-commercial/construction loans.
            _________________________________

YEAR-END LOANS


                                                December 31,
(In thousands)              1994       1993       1992       1991       1990
______________________________________________________________________________

Domestic:
  Commercial and
    Financial           $  400,660 $  412,006 $  369,885 $  532,143 $  805,319
  Real Estate-Commercial/
    Construction           323,835    388,442    533,685    619,298    808,099
  Residential Mortgage   1,317,169  1,149,363    529,382    725,337    840,403
  Home Equity              220,910    234,049    273,586    321,690    341,100
  Consumer                  75,887     82,819    107,382    158,872    249,124
______________________________________________________________________________

Total Domestic           2,338,461  2,266,679  1,813,920  2,357,340  3,044,045

Foreign:
  Governments and Official
    Institutions            26,013     28,113     29,319     27,377     30,477
  Banks and Other Financial
    Institutions            11,517     14,999     24,734     28,481     65,722
  Commercial and Industrial
   and Commercial Property 146,153    192,770    291,496    581,499    689,137
  Other                     20,875     19,514     25,948     23,886     33,228
______________________________________________________________________________

Total Foreign              204,558    255,396    371,497    661,243    818,564
______________________________________________________________________________

Total Loans              2,543,019  2,522,075  2,185,417  3,018,583  3,862,609

Less:  Unearned Discount
   (Unamortized Premium) and
   Net Deferred Fees        (6,905)    (6,058)     4,360     12,116     24,228
______________________________________________________________________________

Total Loans, Net of Unearned
   Discount (Unamortized
   Premium) and Net
   Deferred Fees         2,549,924  2,528,133  2,181,057  3,006,467  3,838,381
Less:  Reserve for
   Loan Losses              97,039     86,513     84,155    103,674    108,887
______________________________________________________________________________

Total Net Loans         $2,452,885 $2,441,620 $2,096,902 $2,902,793 $3,729,494

            _________________________________

    Domestic commercial and financial loans were $400.7 million at December 31, 1994, a decrease of $11.3 million, or 2.8%, from $412.0 million at December 31, 1993. This slight decrease was attributable to curtailments and loan maturities that were not aggressively repriced at renewal, offset by new commercial loan originations.
    Domestic real estate-commercial/construction loans were $323.8 million at December 31, 1994, a decrease of $64.6 million from the level at year-end 1993. This decrease was the result of loan curtailments and payoffs, transfers to other real estate owned and limited new lending by the Corporation in this sector.
    Domestic real estate-commercial/construction loans were 12.7% of total loans and 7.3% of total assets at year-end 1994, compared with 15.4% and 8.1%, respectively, at year-end 1993. Permanent domestic commercial office buildings represented 26.8% of total real estate-commercial/ construction loans. The remainder of the domestic portfolio comprised residential and commercial development properties, in addition to permanent loans financing churches, warehouses, shopping centers and hotels. The domestic real estate-commercial/construction portfolio is secured by properties concentrated predominantly in the Washington, D.C., metropolitan area.

REAL ESTATE - COMMERCIAL/CONSTRUCTION LOANS - GEOGRAPHIC
DISTRIBUTION BY TYPE - DECEMBER 31, 1994


   (In thousands)                     Geographic Location
___________________________________________________________________________
                     District of                    United
Project Type          Columbia  Virginia Maryland  Kingdom  Other   Total
___________________________________________________________________________

Land Acquisition and
  Construction
  Development         $ 28,824  $ 23,337  $19,685 $     -- $    -- $ 71,846
Multifamily
  Residential            8,899    14,355    5,698       --     893   29,845
Commercial:
  Office Buildings      48,264    44,329   21,523       --   2,407  116,523
  Shopping Centers      11,202    19,509   23,956       --      --   54,667
  Hotels                 4,598     5,589       --       --      --   10,187
  Industrial/Warehouse      --    11,371    4,982       --      --   16,353
  Churches               5,506     2,895    6,100       --      --   14,501
  Other                    913     5,953    2,974       --      73    9,913
___________________________________________________________________________
Total Commercial        70,483    89,646   59,535       --   2,480  222,144
___________________________________________________________________________

Foreign                     --        --      --   109,640   1,133  110,773
___________________________________________________________________________
Total Real Estate-
  Commercial/
   Construction Loans $108,206  $127,338  $84,918 $109,640  $4,506 $434,608

    Residential mortgage loans totaled $1.32 billion at December 31, 1994, an increase of $167.8 million (14.6%) from the year-earlier level. This increase is the result of the local-area originations and purchases in the open market during 1994. The purchase and origination activity during 1994 was partially offset by principal curtailments and payoffs, which slowed during 1994 as refinancings abated with the rise in mortgage rates during the year.
    Residential mortgage loans represented 51.8% of the Corporation's loan portfolio at year-end 1994 and generally provide for a higher credit quality than other loans. The historically lower charge-off levels over the last five years attest to the quality of this portfolio (see the "Reserve for Loan Losses and Summary of Charge-Offs and Recoveries" section).
    Home equity loans, which are primarily floating-rate loans secured by first or second trusts on single-family residential properties, decreased $13.1 million to $220.9 million at December 31, 1994. This decrease was caused largely by refinancings and the highly competitive nature of this product in the metropolitan Washington, D.C., area.
    Consumer loans were $75.9 million at year-end 1994, decreasing $6.9 million from $82.8 million at December 31, 1993, as a result of limited originations of installment loans and student loans in the domestic markets.
    Foreign loans totaled $204.6 million at December 31, 1994, a decrease of $50.8 million from the year-end 1993 total of $255.4 million. Foreign loans in the Corporation's London operations were $148.2 million at December 31, 1994, and constituted 72.4% of total foreign loans. A majority of the decline in the foreign loan portfolio was due to repayments, as the London operations' lending activities have been significantly reduced because of the previously discussed financial restructuring and limited new lending in the foreign sector. At December 31, 1994, 70.4% of Riggs AP Bank's loan portfolio was secured by commercial-leased properties, with the remainder in corporate loans.
            ____________________________

YEAR-END MATURITIES AND RATE SENSITIVITY

                                          December 31, 1994
                             ----------------------------------------------
                             Less Than                  Over
(In thousands)                1 Year      1-5 Years    5 Years       Total
___________________________________________________________________________

Maturities:
  Commercial and Financial   $236,384     $158,756    $ 5,520    $  400,660
  Real Estate-Commercial/
    Construction              165,393      121,369     37,073       323,835
  Residential Mortgage        119,416      389,969    807,784     1,317,169
  Foreign                      15,471       67,621     21,466       204,558
___________________________________________________________________________

Total                        $636,664     $737,715   $871,843    $2,246,222

Rate Sensitivity:
  With Fixed Interest Rates  $192,044     $566,538   $595,590    $1,354,172
  With Floating and
    Adjustable Interest Rates 444,620      171,177    276,253       892,050
___________________________________________________________________________

Total                        $636,664     $737,715   $871,843    $2,246,222

CROSS-BORDER OUTSTANDINGS

The Corporation extends credit to borrowers domiciled outside of the United States through several of its banking subsidiaries. These assets may be impacted by changing economic conditions in their respective countries. Management routinely reviews these credits and continually monitors the international economic climate and assesses the impact of these changes on current and proposed foreign-domiciled borrowers.
    Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments, accrued interest and other monetary assets, which are denominated in U.S. dollars or other non-local currencies. In addition, cross-border outstandings include legally enforceable guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. Cross-border outstandings are then reduced by tangible liquid collateral and any legally enforceable guarantees issued by non-local third parties on behalf of the respective country.
    At December 31, 1994, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt.
    At December 31, 1994, the United Kingdom was the only country with cross-border outstandings in excess of 1% of the Corporation's total assets that had loans in either a nonperforming or past-due status. The French cross-border outstandings were current as of year-end 1994. Nonaccrual loans in the United Kingdom totaled $10.6 million at December 31, 1994, as compared with $37.7 million at December 31, 1993. There were no past-due loans in the United Kingdom at December 31, 1994, and $4 thousand in past-due loans at year-end 1993.
    At December 31, 1994, the Corporation had identified approximately $4.3 million in potential problem loans in the United Kingdom and none in France. These loans, which are primarily commercial property and corporate loans, were performing at December 31 and therefore not included as nonaccrual or past due.
             _______________________________

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS


                    Governments     Banks and      Commercial
                   and Official   Other Financial     and
(In thousands)     Institutions    Institutions    Industrial    Other    Total
_________________________________________________________________________________

AS OF
 DECEMBER 31, 1994
  UNITED KINGDOM       $   257     $ 57,715        $ 84,725     $6,704   $149,401
  FRANCE                36,105       25,011               3         --     61,119
_________________________________________________________________________________

As of
 December 31, 1993
   United Kingdom          765       29,235         154,660      2,170    186,830
_________________________________________________________________________________

As of
 December 31, 1992
   United Kingdom        8,925      129,666         151,873     36,888    327,352
   Italy                    --      103,711              --      3,274    106,985
   France                   --       52,583              --         69     52,652
---------------------------------------------------------------------------------



CROSS-BORDER OUTSTANDINGS IN EXCESS OF 1% OF TOTAL ASSETS WITH
     NONPERFORMING OR PAST-DUE LOANS


                                            December 31,
(In thousands)                 1994            1993             1992
______________________________________________________________________

United Kingdom:
Aggregate Outstandings        $149,401       $186,830         $327,352

Nonaccrual Loans               $10,634        $37,696          $27,715
Renegotiated Loans                 267            834               --
_______________________________________________________________________

Total Nonperforming Loans      $10,901        $38,530          $27,715
_______________________________________________________________________

Past-Due Loans                 $    --        $     4          $    --
-----------------------------------------------------------------------

CROSS-BORDER OUTSTANDINGS BETWEEN .75% AND 1% OF TOTAL ASSETS


                                           December 31,
(In thousands)                1994            1993              1992
________________________________________________________________________
                                                              Australia
Countries                     None            None           and Austria
_________________________________________________________________________

Aggregate Outstandings         $--            $--              $80,445

ASSET QUALITY

NONPERFORMING ASSET SUMMARY

Nonperforming assets, which include nonaccrual loans,
renegotiated loans, and other real estate owned (net of
reserves), totaled $75.7 million at year-end 1994, a
$137.6 million (64.5%) decrease from the year-end 1993
total of $213.3 million. This significant decrease in
nonperforming assets during 1994 was attributable to sales
and paydowns of $100.7 million, nonaccrual and
renegotiated loans' returning to accrual status of $36.0
million, and net charge-offs/writedowns of $15.2 million,
which were partially offset by exchange rate fluctuations
of $1.9 million, combined with net additions in 1994 of
$12.4 million.
              _______________________________

NONPERFORMING ASSETS AND PAST-DUE LOANS


                                           December 31,
(In thousands)           1994        1993      1992       1991       1990
____________________________________________________________________________

Nonperforming Assets:
Nonaccrual Loans:/1/
  Domestic              $11,518   $ 85,075   $152,812   $151,114    $184,669
  Foreign                15,865     45,099     52,613     78,855      21,245
____________________________________________________________________________
Total Nonaccrual Loans   27,383    130,174    205,425    229,969     205,914

Renegotiated Loans:/2/
  Domestic                  288     29,465     11,806         --          --
  Foreign                   267        834         --         --          --
____________________________________________________________________________
Total Renegotiated Loans    555     30,299     11,806         --          --

Real Estate Assets Subject
  to Accelerated
  Disposition, Net           --         --         --     89,389          --

Other Real Estate
 Owned, Net:
  Domestic               44,068     45,049     62,810      7,542      73,029
  Foreign                 3,695      7,754     26,579      4,211          53
____________________________________________________________________________
Total Other Real Estate
 Owned, Net              47,763     52,803     89,389     11,753      73,082
____________________________________________________________________________

Total Nonperforming
 Assets, Net            $75,701   $213,276   $306,620   $331,111    $278,996

Past-Due Loans:/3/
  Domestic              $ 6,091   $  3,315   $  1,369   $  2,743    $ 46,756
  Foreign                    30          4         55        790       8,733
____________________________________________________________________________
Total Past-Due Loans    $ 6,121   $  3,319   $  1,424   $  3,533    $ 55,489

Total Loans, Net of Unearned
  Discount (Unamortized
  Premium) and Net
  Deferred Fees      $2,549,924 $2,528,133 $2,181,057 $3,006,467 $3,838,381

Ratio of Nonaccrual
 Loans to Total Loans      1.07%      5.15%      9.42%      7.65%      5.37%

Ratio of Nonperforming
 Assets to Total Loans
 and Other Real Estate
 Owned, Net                2.91%      8.26%     13.50%     10.97%      7.13%


[FN]
/1/ Loans (other than consumer) that are contractually past due 90 days or more in either principal or interest that are not well-secured and in the process of collection.

/2/ Loans for which terms are being renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standards No. 15. Renegotiated loans do not include $13.6 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market-rate loans are no longer included in nonperforming asset totals.

/3/ Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

NONACCRUAL, RENEGOTIATED AND PAST-DUE LOANS

At December 31, 1994, nonaccrual loans, including both domestic and foreign loans, were $27.4 million, or 1.1% of total loans, compared with $130.2 million, or 5.15% of total loans, at December 31, 1993. Loans (other than consumer) are placed on nonaccrual status when, in management's opinion, there is doubt as to the ability to collect either interest or principal, or when interest or principal is 90 days or more past due and the loan is not well-secured and in the process of collection. Consumer loans are generally charged off when they become 120 days past due. The significant decrease in nonaccrual loans during 1994 was due primarily to a decrease in domestic nonaccrual loans from $85.1 million at year-end 1993 to $11.5 million at year-end 1994. This decrease was attributable to sales and repayments of $42.7 million, nonaccrual loans' returning to accrual status of $19.7 million, charge-offs of $4.6 million and transfers of nonaccrual loans to other real estate owned of $21.3 million. These decreases more than offset net additions to nonaccrual loans, and renegotiated loans transferred to nonaccrual status, of $7.3 million and $7.4 million, respectively, during the period.
    Nonaccrual foreign loans decreased $29.2 million during 1994, to $15.9 million at December 31, 1994. This decrease was the result of sales, repayments, transfers to other real estate owned, charge-offs and other reductions totaling $34.7 million, exceeding net additions and exchange rate fluctuations of $5.5 million during 1994. The majority of foreign nonaccrual loans are real estate-commercial mortgage loans in the United Kingdom ($11.3 million), which declined by 71.0% during 1994 through the effort by the Corporation's London operations and improvements in the United Kingdom economy.
     Renegotiated loans totaled $555 thousand at December 31, 1994, compared with $30.3 million at year-end 1993. Domestic renegotiated loans ($288 thousand) consisted generally of commercial real estate loans that were renegotiated to provide a reduction or deferral of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans decreased over $29.7 million in 1994, as payoffs and principal repayments accounted for $2.7 million of the decrease, with $14.9 million attributed to renegotiated loans' (performing in accordance with their renegotiated market terms) returning to accrual status, $2.5 million due to transfers to other real estate owned, $2.2 million attributed to charge-offs, and an additional $7.4 million due to transfers of renegotiated loans to nonaccrual status.
    Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and on which the Corporation is accruing interest. Past-due loans increased $2.8 million in 1994, to $6.1 million.
    At December 31, 1994, the Corporation had identified approximately $26.0 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past-due status in the foreseeable future. These loans consisted of $21.7 million in domestic loans (principally real estate-commercial/construction loans) and $4.3 million of commercial property and corporate loans originated in the United Kingdom.
    In addition, the Corporation had $8.0 million in other potential problem assets at December 31, 1994. This amount consisted of $10.0 million, par value, of Orange County, California, variable-rate one-year bonds due in July and August 1995, which were purchased from the Corporation's proprietary RIMCO Monument Money Market Fund. These securities are classified in the securities available for sale portfolio at year-end 1994. Due to Orange County's bankruptcy declaration on December 6, 1994, these bonds are on a nonaccrual basis and have been written down to their fair value. Interest on the bonds is current, but due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received.
             _______________________________

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS


                                           December 31,
(In thousands)          1994       1993       1992       1991       1990
___________________________________________________________________________

Interest Income at
 Original Terms:
  Nonaccrual Loans-
   Domestic            $3,571    $10,639     $15,155    $19,033     $18,097
   Foreign              2,476      5,601       3,325      7,741       1,538
  Renegotiated Loans      444      1,845         296         --          --
___________________________________________________________________________
Total                  $6,491    $18,085     $18,776    $26,774     $19,635

Actual Interest
 Income Recognized:
  Nonaccrual Loans--
   Domestic Loans      $  458    $ 1,506     $ 5,345    $ 2,823     $10,755
   Foreign Loans        1,075      2,128         116      1,139          64
  Renegotiated Loans       --        346          94         --          --
___________________________________________________________________________
Total                  $1,533    $ 3,980     $ 5,555    $ 3,962     $10,819

NONACCRUAL AND RENEGOTIATED REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS GEOGRAPHIC DISTRIBUTION BY TYPE
DECEMBER 31, 1994


(In thousands)                      Geographic Location
___________________________________________________________________________
                       District of                    United
Project Type            Columbia  Virginia  Maryland  Kingdom  Other  Total
___________________________________________________________________________

Land Acquisition and
 Construction
 Development             $   --  $  650    $  600   $   --   $  --  $ 1,250
Multifamily Residential     561     999        --       --      --    1,560
Commercial:
  Office Buildings          323     296       647       --      --    1,266
  Industrial/Warehouse       --     121       353       --      --      474
  Churches                  306      --        --       --      --      306
  Other                      --     185        19       --      --      204
Foreign                      --      --        --    3,325     653    3,978
___________________________________________________________________________

Total Nonaccrual and
 Renegotiated Real
 Estate-Commercial/
 Construction Loans      $1,190  $2,251    $1,619   $3,325    $653   $9,038

PROVISION AND RESERVE FOR LOAN LOSSES

The provision for loan losses totaled $6.3 million for 1994, compared with a provision of $69.3 million for the prior year and $52.1 million for 1992. Approximately $14.2 million of the provision for 1994 related to domestic loans, offset by negative provisions of $7.9 million related to the foreign loan portfolio. The significantly reduced provision for loan losses in 1994 is indicative of the reductions in nonperforming assets, combined with reduced investments in foreign and domestic real estate-construction and commercial loans, as well as overall improvements in the related real estate and commercial markets in 1994. Domestic real estate-construction and commercial loans accounted for $39.6 million of the 1993 provision total, with the remainder due to loans originated in the United Kingdom.
    The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is increased by loan-loss provisions and recoveries of previously charged-off loans and is reduced by loan charge-offs. The Corporation's reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The Corporation determines the appropriate balance of the reserve for loan losses based upon an analysis of risk factors affecting the entire loan portfolio and specific reviews of individual loans. The analysis includes the primary source of repayment on individual loans and groups of similar loans, the liquidity and financial condition of the borrowers and guarantors, historical charge-offs/writedowns within loan categories and the general economic conditions and other factors existing at the determination date.
    On a quarterly basis, the Loan Loss Reserve Committee evaluates the adequacy of the reserve for loan losses. The Board of Directors reviews management's determination of the adequacy of the reserve for loan losses. The loan portfolios are continually monitored by management to identify loans requiring particular attention.
    Net recoveries for 1994 totaled $3.0 million, a significant improvement from 1993's net charge-offs of $66.4 million. Total net recoveries for 1994 included $1.8 million from foreign loans and $2.0 million from domestic commercial/construction loans. These net recoveries were offset in 1994 by net charge-offs totaling $0.8 million from domestic consumer, home equity, residential mortgage, and commercial and financial loans. Domestic commercial real estate and foreign net recovery totals of $2.0 million and $1.8 million, respectively, for 1994 compare with net charge-offs of $34.5 million and $26.7 million for 1993. The 1993 charge-off levels reflected the deterioration of the domestic and foreign commercial real estate markets and related valuations conducted during the period.
    The reserve for loan losses was $97.0 million, or 3.81% of total loans, at December 31, 1994, compared with $86.5 million, or 3.42% of total loans, at December 31, 1993. The Corporation's coverage ratio was 347.3% at year-end 1994, up significantly from 53.9% at year-end 1993. Improvement in the coverage ratio was due to the significant reduction in nonperforming loans. The coverage ratio is calculated by dividing the reserve for loan losses by the sum of nonaccrual and renegotiated loans.
    The Corporation's estimated allocation of its reserve for loan losses is shown on the following page. Reserve for loan loss allocations for certain portfolio categories represent management's assessment of existing conditions and risk factors within these categories. The substantial increase in the qualitative factors allocation during 1994 is attributable to the significant improvement in asset quality during the year.

RESERVE FOR LOAN LOSSES AND SUMMARY OF
     CHARGE-OFFS AND RECOVERIES


(In thousands)             1994        1993       1992        1991        1990
________________________________________________________________________________

Balance, January 1         $86,513    $84,155   $103,674    $108,887    $ 39,863

Provision for Loan Losses    6,300     69,290     52,067      43,655     106,408

Loans Charged Off:
  Commercial and
   Financial                   593      4,703      3,192       7,457      11,643
  Real Estate-Commercial/
    Construction             6,800     41,170     31,528      27,576      21,329
  Residential Mortgage         409         96        215          25          --
  Home Equity                   98        201        453         450         639
  Consumer                   1,511      1,864      2,745       3,864       2,430
  Foreign                    3,219     31,400     35,575      13,172       3,185
________________________________________________________________________________

Total Loans Charged Off     12,630     79,434     73,708      52,544      39,226
________________________________________________________________________________

Recoveries on Charged-Off
 Loans:
  Commercial and Financial     695        527        616       1,033         220
  Real Estate-Commercial/
   Construction              8,847      6,699      3,172          --          --
  Residential Mortgage         136        145         15          14          14
  Home Equity                    4         --         --          26          --
  Consumer                     942        938      1,231         908         547
  Foreign                    5,034      4,712        279       1,678          84
________________________________________________________________________________

Total Recoveries on
 Charged-Off Loans          15,658     13,021      5,313       3,659         865
________________________________________________________________________________

Net Charge-Offs
 (Recoveries)               (3,028)    66,413     68,395      48,885      38,361

Foreign Exchange
  Translation Adjustments    1,198       (519)    (3,191)         17         977
________________________________________________________________________________

Balance, December 31       $97,039    $86,513    $84,155    $103,674    $108,887
--------------------------------------------------------------------------------
Ratio of Net Charge-Offs
 (Recoveries) to Average
 Loans                        (.12)%     3.04%      2.66%       1.43%        .94%

Ratio of Reserve for Loan
 Losses to Total Loans        3.81%      3.42%      3.86%       3.45%       2.84%

                       _________________________________

ALLOCATION OF THE RESERVE FOR LOAN LOSSES


(In thousands)                 1994       1993       1992       1991       1990
_________________________________________________________________________________

Commercial                   $11,658    $ 8,836   $ 7,775    $  6,459   $  5,219
Real Estate                   11,988     29,544    41,699      46,633     71,686
Consumer                       6,178      2,905     3,658       2,323      2,783
Foreign                       11,981     19,651    25,266      31,434     21,015
Based on Qualitative Factors  55,234     25,577     5,757      16,825      8,184
_________________________________________________________________________________

Balance, December 31         $97,039    $86,513   $84,155    $103,674   $108,887

DISTRIBUTION OF YEAR-END LOANS


(In thousands)                 1994       1993       1992       1991       1990
_________________________________________________________________________________

Commercial                      15.8%      16.3%     17.0%       17.6%      20.8%
Real Estate                     64.5       61.0      48.6        44.6       42.7
Consumer                        11.7       12.6      17.4        15.9       15.3
Foreign                          8.0       10.1      17.0        21.9       21.2
_________________________________________________________________________________

Balance, December 31           100.0%     100.0%    100.0%      100.0%     100.0%

OTHER REAL ESTATE OWNED, NET

Other real estate owned decreased slightly to $47.8 million at December 31, 1994, from $52.8 million at December 31, 1993. The decrease resulted from sales and repayments of $28.7 million and $5.7 million in writedowns being partially offset by net additions and foreign exchange translation adjustments of $29.4 million during the period. Loans are transferred to other real estate owned when acquired, or deemed to be acquired through foreclosure.
    At December 31, 1994, residential and commercial land composed 69.0% of other real estate owned, with office, industrial, retail, and other types of properties accounting for the remainder of the portfolio. Approximately 86.9% of the other real estate owned properties were located in the Washington, D. C., metropolitan area at year-end 1994, with the remainder located in the eastern section of the United States and in the United Kingdom.
             _____________________________

OTHER REAL ESTATE OWNED-GEOGRAPHIC
   DISTRIBUTION BY TYPE-DECEMBER 31, 1994


(In thousands)                              Geographic Location
---------------------------------------------------------------------------------
                           District of                    United
Project Type                Columbia  Virginia  Maryland  Kingdom  Other   Total
_________________________________________________________________________________

Land                         $  447   $23,720   $ 8,809   $   --  $  --   $32,976
Single-Family
 Residential                  1,122        14       374       --     15     1,525
Office Buildings/Retail         335       817     5,496    1,882  2,562    11,092
Industrial/Warehouse            357        --        --    1,025     --     1,382
Shopping Centers                 --        --        --      788     --       788
_________________________________________________________________________________
Total Other Real Estate
 Owned, Net                  $2,261   $24,551   $14,679   $3,695  $2,577  $47,763

DEPOSITS

Total deposits at December 31, 1994, were $3.60 billion, compared with $3.77 billion at year-end 1993, a decrease of $171.0 million, or 4.5%. Average domestic deposits were $3.47 billion for 1994, down from $3.74 billion for 1993. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.45 billion, down $264.0 million, or 7.1%, from 1993's balance of $3.72 billion. Average foreign deposits decreased $222.9 million, to $257.4 million, as a result of the Corporation's decision in 1993 to phase out the deposit-gathering business within its London operations. The declines experienced in 1994 compare with decreases in 1993 of $663.8 million for total deposits, or 15.0% of total deposits outstanding, with total average domestic deposits decreasing $168.1 million and total average foreign deposits decreasing $251.3 million. The decreases in deposits over the past two years are attributable to the historically low interest-rate environment, resulting in banking customers' seeking higher-yielding investments outside the banking system, such as mutual funds, bonds, insurance products and other similar instruments. During this two-year period, within the metropolitan Washington, D.C., area, several banking institutions have been using aggressive pricing strategies, including offering deposit customers above-market rates on certain products and/or reduced-fee account relationships, to counter the lower interest-rate environment. The Corporation's management believes such strategies have significant negative short- and long-term effects, including the potential of allocating deposit inflows into long-term, fixed-rate earning assets, and thus increasing the Corporation's interest-rate risk and liability-sensitive position as these lower-yielding, shorter-term deposits potentially reprice upwards. (See "Interest-Rate Risk Management" section of this report.)
    With steadily increasing short-term interest rates experienced in 1994, combined with a weakened equity and bond market during the year, deposit products have slowly returned to favor with customers, especially in the latter half of 1994. This is seen when reviewing the increase in the yield for one-year treasury bills, frequently used as a benchmark for deposit-related products, which increased from a yield of 3.6% in December 1993 to a yield of 7.0% in December 1994. In tandem with these developments, the Corporation initiated several deposit programs targeting banking customers and potential customers with deposit-related products that provide short to intermediate terms, allowing the customers to obtain attractive yields on their investments while also providing flexibility to customers in the current rising interest-rate environment. The early results of these programs were a net increase in deposits of $54.2 million during the fourth quarter of 1994, with additional increases anticipated in 1995.
    In addition to new deposit products in 1994, the Corporation also conducted a detailed analysis of its retail banking system, determining the best use of its retail banking locations, branch facilities, product lines and personnel. Though this process is ongoing, the Corporation sold one retail branch and consolidated another during 1994. The review of the retail banking system was based on a detailed analysis conducted by internal management, combined with outside experts. The Corporation currently does not anticipate significant branch sales or consolidations, but the Corporation isactively seeking enhancements to existing retail banking branches to attract new customers and improve service quality and the overall profitability of the branches, and is searching for opportunities to establish new retail banking branches in strategic locations.
                _______________________________

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS


                              1994                1993              1992
                       __________________  _________________  __________________
                       Average             Average            Average
(In thousands)         Balances    Rates   Balances   Rates   Balances   Rates
______________________________________________________________________________

Deposits in Domestic
 Offices:
  Noninterest-Bearing
    Demand Deposits  $  786,153           $  818,142          $  834,300
  Savings and NOW
    Accounts            903,756   2.15%      921,801   2.11%     865,608   3.09%
  Money Market
    Deposits          1,029,548   2.59     1,157,883   2.47    1,220,784   3.45
  Other Core Deposits   734,592   3.35       820,235   3.23      972,841   4.21
_______________________________________________________________________________

Total Average Core
  Deposits            3,454,049            3,718,061           3,893,533

  Negotiable
   Certificates of
   Deposit               15,669   3.83        25,657   6.61       18,290   9.94
_______________________________________________________________________________

Total Average
  Deposits in
  Domestic Offices    3,469,718            3,743,718           3,911,823

Deposits in Foreign
 Offices:*
  Noninterest-Bearing
    Demand Deposits      11,496               13,337              11,284
  Interest-Bearing Bank
    Deposits             47,039   9.85       131,283  10.54      234,490  13.57
  Negotiable Certificates
    of Deposit               --     --        17,182   6.42       51,640   9.86
  Interest-Bearing
    Non-Bank Deposits   198,844   3.83       318,446   3.13      434,174   4.99
_______________________________________________________________________________

Total Average Deposits
  in Foreign Offices    257,379              480,248             731,588
_______________________________________________________________________________

Total Average
   Deposits          $3,727,097           $4,223,966          $4,643,411
_______________________________________________________________________________

Short-Term Borrowings:
  Federal Funds
    Purchased and
    Repurchase
    Agreements       $  150,678   4.56%   $  164,899   2.77%  $   87,339   2.86%
  U.S. Treasury
   Demand Notes and
   Other Short-Term
   Borrowings            61,058   3.71        67,731   2.79       40,235   3.18
________________________________________________________________________________

Total Average
  Short-Term
  Borrowings         $  211,736           $  232,630          $  127,574

[FN]
* A majority of interest-bearing deposits in foreign offices are denominated in amounts of $100 thousand or more.


SHORT-TERM BORROWINGS

Short-term borrowings, comprising federal funds purchased and repurchase agreements, U.S. Treasury demand notes and other borrowed funds, totaled $293.4 million at December 31, 1994, a decrease of $160.6 million from the prior year-end balance. Average short-term borrowings for 1994 totaled $211.7 million, also down from 1993's average total of $232.6 million. Short-term borrowings are an additional source of funds that the Corporation has established to meet certain asset/liability, as well as daily cash management, objectives. The decreases in short-term borrowings were the result of rising short-term interest rates in 1994, combined with the overall flattening of the yield curve, thus resulting in reduced margins from this source of funds. See
Note 8 to the Consolidated Financial Statements for additional information.

LONG-TERM DEBT

Long-term debt totaled $217.6 million at December 31, 1994, up slightly from its balance at December 31, 1993. Long-term debt includes floating-rate subordinated notes maturing in 1996, which totaled $26.1 million at year-end 1994. These subordinated notes had an interest rate of 6.56% at December 31, 1994, an increase of 131 basis points from year-end 1993. Long-term debt also includes subordinated debentures due in 2009, bearing a fixed rate of interest of 9.65% per annum.
    In February 1994, the Corporation issued $125 million of 8.5% Subordinated Notes, due February 2006. The notes were priced at par and are not callable for five years. The Corporation used the net proceeds from the offering, $120.7 million, to redeem subordinated notes and subordinated capital notes due in 1996. The proceeds were placed in short-term investments prior to the redemption of the floating-rate notes in March 1994. The Corporation's long-term debt is discussed more fully in Note 8 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total stockholders' equity at December 31, 1994, was $267.7 million, or 6.1% of total assets, down $25.5 million from the year-end 1993 total. The decrease during 1994 was the result of earnings totaling $34.0 million, as well as foreign exchange translation and other activity totaling $1.1 million, which, in the aggregate, were more than offset by $29.4 million of unrealized losses on securities in the Corporation's available for sale portfolio, the repurchase of the Preferred Stock, Series A, totaling $19.1 million and dividends on preferred stock of $12.1 million. In September 1994, the Corporation repurchased all of the 764,537 shares of its 7.5% cumulative convertible preferred stock, Series A, from the Norwich Union Life Insurance Society. This repurchase reduced dividends payable by $358 thousand in 1994 and will reduce dividends payable by $1.4 million annually thereafter. The Series A preferred shares were convertible into 2,002,141 shares of common stock.
    Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total capital (combined Tier I and Tier II) to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 18.50% and 11.48%, respectively, at December 31, 1994.
    The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, as amended by the Prompt Corrective Action regulations promulgated under FDICIA, which measures the ratio of Tier I capital to average quarterly assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, must maintain at least a minimum ratio of 4.00%, or higher, if determined necessary by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Corporation's leverage ratio was 6.42% at December 31, 1994.
    The Corporation's policy is to ensure that its bank subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the OCC, which are the same as those for the Federal Reserve Board. The following table summarizes the actual and required capital ratios for the Corporation and each of its banking subsidiaries:
              -----------------------------------

CAPITAL RATIOS

                                            December 31,           Required
                                         1994         1993         Minimums
_____________________________________________________________________________

Riggs National Corporation
  Tier I                                 11.48%       10.76%         4.00%
  Combined Tier I and Tier II            18.50        16.81          8.00
  Leverage*                               6.42         6.03          4.00
The Riggs National Bank of
 Washington, D. C.
  Tier I                                 13.35        10.69          4.00
  Combined Tier I and Tier II            14.64        11.97          8.00
  Leverage*                               7.39         6.13          4.00
The Riggs National Bank of Virginia
  Tier I                                 18.18        17.05          4.00
  Combined Tier I and Tier II            19.43        18.31          8.00
  Leverage*                               9.74         8.94          4.00
The Riggs National Bank of Maryland
  Tier I                                 13.21        11.46          4.00
  Combined Tier I and Tier II            14.46        12.71          8.00
  Leverage*                               7.33         6.69          4.00

[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board. The Federal Reserve Board has not indicated a requirement higher than 4.00% at December 31, 1994.

INTEREST-RATE RISK MANAGEMENT

The Corporation's asset/liability management function is controlled by the Asset/Liability Committee ("ALCO"), which is comprised of representatives who lead the major divisions within the Corporation. The objective of the group is to prudently manage the assets and liabilities of the Corporation to provide both an optimum and stable net interest margin while maintaining adequate levels of liquidity and capital. This approach entails the management of overall risk of the organization, in conjunction with the acquisition and deployment of funds.
     ALCO monitors and modifies exposure to changes in interest rates based upon its view of current and prospective market and economic conditions. The traditional measurement of an organization's exposure to interest-rate fluctuations, such as interest sensitivity, entails a "static gap" measurement portraying a snapshot of the balance sheet at one point in time. However, this methodology does not adequately measure the Corporation's exposure to interest-rate risk. The balance sheet must be viewed within a dynamic framework in which relationships may vary over time in virtually every segment of the statement of condition.
     The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for an ensuing 12-month period under the "most likely" scenario described above. At December 31, 1994, the Corporation maintained a relatively balanced interest-rate risk position. This position would serve to insulate the Corporation against interest rates' moving significantly in either direction.
    In managing the Corporation's interest-rate risk, ALCO also utilizes financial derivatives in the normal course of business. These products might include interest-rate swaps, caps, collars, floors, futures, and options, among others. Financial derivatives are employed to assist in the management and/or reduction of interest-rate risk for the Corporation and can effectively alter the interest sensitivity of segments of the statement of condition for specified periods of time. All of these vehicles are considered "off-balance sheet" as they do not impact the actual levels of assets or liabilities of the Corporation.
    Management finds that all of the methodologies discussed above provide a meaningful representation of the Corporation's interest-rate sensitivity, though factors other than changes in the interest-rate environment, such as levels of nonearning assets, and changes in the composition of earning assets, may impact net interest income. Management believes its current rate sensitivity level is appropriate, considering the Corporation's economic outlook and the conservative approach taken in the review and monitoring of the Corporation's sensitivity position.

NET INTEREST INCOME

Net interest income is derived by subtracting the cost of funds from the income received on earning assets. Earning assets comprise mainly loans and securities, while interest-bearing liabilities are mostly deposits and short-term borrowings. Net interest income is impacted by variations in the volume and mix of these assets and liabilities, as well as fluctuations in interest rates. Net interest income on a tax-equivalent basis which is presented below to show the comparability of assets with different tax attributes (net interest income plus an amount equal to the tax savings on tax-exempt interest), totaled $156.7 million for 1994, an increase of $17.2 million, or 12.3%, from the $139.5 million earned in 1993. The positive impact on earnings of a $464.5 million decline in average interest-bearing liabilities was partially offset by a $288.2 million decrease in average earning assets. Also having a positive impact on the Corporation's net interest income was a $148.6 million average decrease in nonperforming assets between 1993 and 1994, combined with the continued shift to longer-term, higher-yielding assets from shorter-term investments. Loans were 64.5% of average earning assets during 1994, compared with 50.5% for 1993. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 3.89% for 1994, an increase of 66 basis points from the 3.23% net interest margin for 1993 because of the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread (the difference between the average tax-equivalent rate earned and the average rate incurred on interest-bearing liabilities) for 1994 was 3.34%, a 46-basis-point improvement from 1993's spread of 2.88%.
    Interest lost on nonaccrual and renegotiated loans totaled $5.0 million for 1994, which negatively impacted the net interest margin by approximately 12 basis points for the year. In 1993, interest lost totaled $14.1 million and negatively impacted the net interest margin in that year by approximately 32 basis points.
    The Corporation established the goal in 1993 of increasing its loan-to-deposit ratio above 70% in 1994. The Corporation met this goal, and the loan-to-deposit ratio stood at 71% at December 31, 1994. The Corporation believes this strategy also contributed to the overall improvement in net interest income in 1994.
                 -------------------------------

NET INTEREST INCOME CHANGES*


                       1994 Versus 1993          1993 Versus 1992
                   -----------------------   -----------------------
                   Due to   Due to   Total    Due to   Due to   Total
(In thousands)      Rate    Volume   Change    Rate    Volume  Change
________________________________________________________________________

Interest Income:
  Loans (Including
    Fees)        $ 7,786 $ 26,275 $ 34,061 $(31,005) $(31,486) $(62,491)
  Securities
    Available for
      Sale         8,461      663    9,124   (8,577)   14,587     6,010
  Securities Held-to-
   Maturity:
    U.S. Treasury
     Securities   (5,374)   5,369       (5)    (278)  (18,249)  (18,527)
    Government Agencies
     Securities       --    5,108    5,108       --        --        --
    Obligations of States
     and Political
     Subdivisions      8     (161)    (153)      --        --        --
   Mortgage-Backed
    Securities        --  (21,858) (21,858)    (892)   19,025    18,133
   Other Securities (688)  (2,171)  (2,859)   1,379    (2,905)   (1,526)
  Time Deposits with
    Other Banks    1,075   (9,792)  (8,717)    (463)   (7,067)   (7,530)
  Federal Funds Sold and
   Reverse Repurchase
   Agreements      4,477  (11,382)  (6,905)  (2,732)   (3,744)   (6,476)
________________________________________________________________________

Total Interest
   Income         15,745   (7,949)   7,796  (42,568)  (29,839)  (72,407)

Interest Expense:
  Savings and NOW
   Accounts          340     (406)     (66)  (9,082)    1,615    (7,467)
  Money Market Deposit
   Accounts        1,283   (3,346)  (2,063) (11,574)   (2,146)  (13,720)
  Time Deposits in
  Domestic Offices   907   (3,265)  (2,358)  (8,906)   (5,694)  (14,600)
  Time Deposits
   in Foreign
   Offices        (2,197) (10,853) (13,050) (16,154)  (17,173)  (33,327)
  Federal Funds
   Purchased and
   Repurchase
   Agreements      2,729     (424)   2,305      (82)    2,146     2,064
  U.S. Treasury Demand
   Notes and Other Short-
   Term Borrowings   580     (199)     381     (173)      782       609
  Long-Term Debt   4,019    1,425    5,444     (418)     (615)   (1,033)
-----------------------------------------------------------------------

Total Interest
  Expense          7,661  (17,068)  (9,407) (46,389)  (21,085)  (67,474)
-----------------------------------------------------------------------

Net Interest
  Income        $ 8,084  $  9,119  $17,203 $  3,821  $ (8,754) $ (4,933)

[FN]
* The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable.

THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF
   CONDITION AND RATES/1/


                            1994                      1993                      1992
                  ________________________   _________________________  ________________________
                  Average  Income/ Yields/    Average  Income/ Yields/   Average Income/ Yields/
(In thousands)   Balances  Expense  Rates    Balances  Expense  Rates   Balances Expense  Rates
________________________________________________________________________________________________
Assets
Loans:
 Commercial-
  Taxable      $  381,721 $ 24,734  6.48%  $  279,484 $ 18,921  6.77% $  314,832 $ 22,721  7.22%
 Commercial-
  Tax-Exempt       61,233    6,547 10.69       83,773    7,686  9.17     102,809   11,148 10.84
 Real Estate-
  Commercial/
  Construction    353,006   30,575  8.66      454,657   30,544  6.72     590,766   41,581  7.04
 Residential
  Mortgage      1,303,327   92,164  7.07      692,707   53,353  7.70     619,745    7,076  9.21
 Home Equity      225,117   17,037  7.57      261,870   18,079  6.90     301,189   22,602  7.50
 Consumer          75,663    8,957 11.84       90,255   10,938 12.12     125,016   15,762 12.61
 Foreign          201,457   16,884  8.38      319,070   23,316  7.31     514,688   54,438 10.58
________________________________________________________________________________________________

Total Loans
 (Including
 Fees)          2,601,524  196,898  7.57    2,181,816  162,837  7.46   2,569,041  225,328  8.77

Securities
 Available
 for Sale/2/      582,076   31,119  5.35      565,447   21,995  3.89     242,890   15,985  6.58
Securities Held-
 to-Maturity:
  U.S. Treasury
   Securities     372,085   17,315  4.65      272,272  17,320   6.36     559,502   35,847  6.41
  Government
   Agencies
   Securities      85,840    5,108  5.95           --      --     --          --       --    --
  Obligations of
   States and
   Political
   Subdivisions       487       52 10.68        1,999     205  10.26       1,999      205 10.26
  Mortgage-Backed
   Securities          --       --    --      397,314  21,858   5.50      54,109    3,725  6.88
  Other
   Securities      12,278      962  7.84       38,260   3,821   9.99      70,505    5,347  7.58
________________________________________________________________________________________________

Total Securities
 Held-to-
 Maturity         470,690   23,437  4.98      709,845  43,204   6.09     686,115   45,124  6.58

Time Deposits
 with Other Banks 189,425    9,786  5.17      379,755  18,503   4.87     524,902   26,033  4.96
Federal Funds
 Sold and
 Reverse
 Repurchase
 Agreements       187,955    8,139  4.33      483,044  15,044   3.11     596,165   21,520  3.61
________________________________________________________________________________________________

Total Earning
 Assets and
 Average Rate
 Earned         4,031,670  269,379  6.68    4,319,907 261,583   6.06   4,619,113  333,990  7.23

Less: Reserve
 for Loan Losses   92,258                      85,450                     82,498
Cash and Due
 from Banks       219,609                     287,912                    296,893
Premises and
 Equipment, Net   156,525                     168,227                    183,080
Other Assets      185,031                     244,453                    259,367
________________________________________________________________________________________________

Total Assets   $4,500,577                  $4,935,049                 $5,275,955


Liabilities
 and Stockholders'
 Equity
Interest-Bearing
 Deposits:
  Savings and
   NOW Accounts$  908,582 $ 19,512  2.15%  $  926,363 $ 19,578  2.11% $  871,347 $ 27,045  3.10%
  Money Market
   Deposit
   Accounts     1,042,664   26,947  2.58    1,176,873   29,010  2.47   1,241,790   42,730  3.44
  Time Deposits
   in Domestic
   Offices        750,258   25,816  3.44      845,892   28,174  3.33     991,130   42,774  4.32
  Time Deposits
   in Foreign
   Offices        227,943   11,282  4.95      443,359   24,332  5.49     693,560   57,659  8.31
________________________________________________________________________________________________

Total Interest-
 Bearing
 Deposits       2,929,447   83,557  2.85    3,392,487  101,094  2.98   3,797,827  170,208  4.48

Short-Term
 Borrowings:
  Federal Funds
   Purchased and
   Repurchase
   Agreements     150,678    6,871  4.56      164,899    4,566  2.77      87,339    2,502  2.86
  U.S. Treasury
   Demand Notes
   and Other
   Short-Term
   Borrowings      61,058    2,268  3.71       67,731    1,887  2.79      40,235    1,278  3.18
Long-Term Debt    232,790   20,027  8.60      213,325   14,583  6.84     222,162   15,616  7.03
________________________________________________________________________________________________

Total Interest-
 Bearing Funds
 and Average
 Rate Incurred  3,373,973  112,723  3.34    3,838,442  122,130  3.18   4,147,563  189,604  4.57

Demand Deposits   797,650                     831,479                    845,584
Other Liabilities  45,699                      45,215                     19,210
Stockholders'
 Equity           283,255                     219,913                    263,598
________________________________________________________________________________________________

Total Liabilities
 and Stockholders'
 Equity        $4,500,577                  $4,935,049                 $5,275,955

Net Interest
 Income and
 Spread                   $156,656  3.34%             $139,453  2.88%            $144,386  2.66%
________________________________________________________________________________________________
Net Interest
 Margin on
 Earning Assets                     3.89%                       3.23%                      3.13%

[FN]
/1/ Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 34% and local tax rates as applicable. Loan amounts include nonaccrual and renegotiated loans. Average foreign assets, excluding net pool funds provided, details of which can be found on page 74 of this report, were 9.1%, 14.6% and 21.5% of average total assets for the periods presented, respectively. Average foreign liabilities were 14.7%, 18.1% and 23.9% of average total liabilities for the periods presented, respectively.
/2/ Securities available for sale are presented net of valuation allowances; if presented gross of valuation allowances, the Corporation's adjusted net interest spread and margin would total 3.32% and 3.87%, respectively, at year-end 1994, with no effect to 1993 or 1992.

NONINTEREST INCOME

Noninterest income for 1994 was $85.5 million, down
$27.1 million, or 24.1%, from that for 1993. Excluding
securities gains of $226 thousand and $24.1 million for
1994 and 1993, respectively, and $4.7 million of
nonrecurring noninterest income related to a mortgage
insurance settlement recognized in 1994, noninterest
income decreased $8.0 million, or 9.0%. Trust income of
$28.6 million was down slightly ($270 thousand, or
.9%), as the Corporation discontinued providing stock
transfer services for certain corporate trust
customers. Total assets under management by the
Financial Services Group at December 31, 1994, were
approximately $4.1 billion, down from $4.3 billion at
year-end 1993. The market value of trust and custodial
assets of the Corporation's Financial Services Group
decreased $431.0 million, or 5.1%, to $8.0 billion at
December 31, 1994, due to the exit from the corporate
stock transfer business, combined with reductions in
total corporate accounts. International noncredit
commissions and fees were $5.4 million, a decrease of
$4.1 million, or 42.9%, primarily because of the sale
of three foreign investment advisory subsidiaries in
the second half of 1994. The gain on settlement of
mortgage insurance claims resulted from the settlement
of claims stemming from other real estate owned
properties in the United Kingdom. Service charges for
1994 of $36.8 million decreased $2.5 million, or 6.4%,
primarily because of a decline in deposit balances from
a year earlier (see "Deposits" section of this report).
Foreign exchange income decreased $530 thousand, or
18.9%, in 1994, due primarily to the previously
discussed restructuring of Riggs AP Bank and the
exiting of foreign exchange trading-related activities.
Other noninterest income of $7.5 million was down $586
thousand, due primarily to income recognized in 1993
from trading future positions.
             ____________________________

NONINTEREST INCOME


                                                          Change
                                                   ---------------------
(In thousands)           1994          1993         Amount       Percent
________________________________________________________________________

Trust Income            $28,587      $ 28,857     $   (270)       (.9)%
Service Charges          36,836        39,343       (2,507)      (6.4)
International Noncredit
 Commissions and Fees     5,391         9,448       (4,057)     (42.9)
Gain on Settlement
  of Mortgage
  Insurance Claims        4,739            --        4,739         --
Foreign Exchange Income   2,271         2,801         (530)     (18.9)
Other Noninterest Income  7,474         8,060         (586)      (7.3)
______________________________________________________________________

Noninterest Income
  Excluding Securities
  Gains, Net             85,298        88,509       (3,211)      (3.6)
Securities Gains, Net       226        24,141      (23,915)     (99.1)
______________________________________________________________________

Total
  Noninterest Income    $85,524      $112,650     $(27,126)     (24.1)%



NONINTEREST EXPENSE

Noninterest expense for the year ended December 31, 1994, was $199.0 million, down $67.7 million from $266.8 million for 1993. Noninterest expense for 1993 included restructuring expense of $34.6 million, of which $20.8 million related to Riggs AP Bank. The Riggs
AP Bank charge consisted of $1.6 million in severance-related expenses, $11.5 million from the write-off of a foreign currency translation account associated with Riggs-Washington's investment in Riggs AP Bank, and
$7.7 million of other restructuring expense. The $20.8 million of restructuring expense related to Riggs AP
Bank included $14.2 million of noncash expenses, which included the aforementioned $11.5 million write-off of the foreign currency translation account, the write-off of $2.2 million of fixed assets and a $0.5 million write-off of goodwill. The remaining $6.6 million was accrued to offset expenses related to severance and excess space and equipment leases that will be charged against the accrual when paid. Also included in the $34.6 million in restructuring expense was $13.8 million in expenses related to the implementation of BankStart '93. The restructuring expenses related to BankStart '93 consisted of $7.0 million in consulting fees, $4.0 million in severance-related costs, $1.0 million in occupancy-related costs and $1.8 million in other costs. Implementation of BankStart '93 began in April 1993.
    During the first half of 1994, the implementation of BankStart '93 was substantially completed and a $2.1 million recovery was recognized. This recovery was the result of lower-than-anticipated expenses associated with staff reductions. Accrued and unpaid restructuring expenses totaled $908 thousand at year-end 1994, with related disbursements expected to be made during the first half of 1995.

    Other real estate owned income, net, totaled $1.4
million in 1994, down 110.4% from $13.5 million in net
expense in 1993. This decrease is attributed to the
overall decrease in additions within this portfolio in
1994, as well as to the general improvement in the real
estate markets during the year.
    Excluding restructuring and other real estate owned
expense, noninterest expense for 1994 was down $16.2
million, or 7.4%, from the total of $218.7 million for
1993. Salaries and related benefits were $81.5 million
for 1994, a decrease of $6.5 million, as a reduction in
salary and wage expense combined with decreases in
medical and life insurance premiums, pension expenses
and relocation expenses. Net occupancy expense of $23.6
million was down $2.1 million, or 8.3%, due to
decreases in net rent expense of $2.0 million, the
result of increases in rental income from buildings
owned and subleases in 1994.
    Furniture and equipment expense of $9.2 million
decreased $1.9 million, or 17.3%, due to decreases in
depreciation and rental expense of $1.2 million, with
the balance of the decrease due to reductions in repair
expenses.
    FDIC insurance expense of $9.6 million in 1994 was
down $708 thousand from 1993's total, because of
reductions in the deposit base during the period. Data
processing expense of $16.9 million was up $350
thousand for the year. Other noninterest expense
totaled $52.0 million, down $4.9 million, or 8.5%, from
the $56.9 million for 1993. Accounting for the decrease
was $3.8 million of noncredit-related other losses and
$1.1 million in reduced appraisal expenses in 1994.
             ____________________________

NONINTEREST EXPENSE


                                                                Change
                                                         ---------------------
(In thousands)                 1994          1993         Amount       Percent
______________________________________________________________________________

Salaries and Wages            $ 64,892     $ 69,978      $ (5,086)      (7.3)%
Pensions and Other Employee
 Benefits                       16,605       18,048        (1,443)      (8.0)
______________________________________________________________________________
Total Staff Expense             81,497       88,026        (6,529)      (7.4)
______________________________________________________________________________

Occupancy Expense, Net          23,637       25,763        (2,126)      (8.3)
Data Processing Services        16,935       16,585           350        2.1
Other Real Estate Owned
 Expense (Income), Net          (1,403)      13,513       (14,916)    (110.4)
Furniture and Equipment
 Expense                         9,224       11,153        (1,929)     (17.3)
FDIC Insurance Expense           9,601       10,309          (708)      (6.9)
Advertising and Public
 Relations                       6,006        5,971            35        0.6
Legal Fees                       3,581        4,024          (443)     (11.0)
Restructuring Expense           (2,059)      34,554       (36,613)    (106.0)
Other Noninterest Expense       52,001       56,854        (4,853)      (8.5)
______________________________________________________________________________

Total Noninterest Expense     $199,020     $266,752      $(67,732)     (25.4)%



INCOME TAXES

The Corporation's provision or benefit for income taxes includes both federal and state income taxes. The
Corporation's 1993 provision for income taxes of $5.6 million resulted from management's analysis of the Corporation's ability to realize tax benefits previously booked. The 1994 benefit of $.5 million was primarily the result of the favorable settlement of an outstanding issue with the United Kingdom Inland
Revenue.
    In 1993, the Corporation adopted Statement of
Financial Accounting Standards No. 109, "Accounting for
Income Taxes" ("SFAS No. 109"), which requires the
Corporation to implement new accounting and disclosure rules for income taxes. The adoption of SFAS No. 109 did not result in a cumulative adjustment since it was not apparent at implementation of SFAS No. 109 that future income or the establishment of certain tax planning strategies would be sufficient to realize deferred tax assets in future periods in excess of the Corporation's carryback potential. Further tax discussion and a reconciliation of the effective tax rate to the 1994 federal statutory rate of 34% can be found in Note 12 to the Consolidated Financial
Statements.

FOURTH QUARTER 1994 VS. FOURTH QUARTER 1993


For the fourth quarter of 1994, the Corporation reported net income of $8.0 million, or $.17 per common share, compared with $3.1 million, or $.09 per common share, for the fourth quarter of 1993. Results for the fourth quarter of 1994 reflected no provisions for loan losses, down from the $2.1 million recognized in the fourth quarter of 1993. Nonperforming assets totaled
$75.7 million at December 31, 1994, a decrease of $18.8 million in the fourth quarter of 1994 and a decrease of $137.6 million from $213.3 million at December 31, 1993.

           ---------------------------------------

FOURTH QUARTER CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended
                                                December 31,          Change
(In thousands, except per share amounts)    1994          1993        Amount
______________________________________________________________________________

Interest Income                             $70,265       $61,916     $8,349
Interest Expense                             31,659        26,746      4,913
______________________________________________________________________________

Net Interest Income                          38,606        35,170      3,436

Less: Provision for Loan Losses                   _         2,125     (2,125)
-----------------------------------------------------------------------------

Net Interest Income after Provision
 for Loan Losses                             38,606        33,045      5,561

Noninterest Income                           17,398        21,239     (3,841)
Noninterest Expense                          48,102        51,121     (3,019)
______________________________________________________________________________

Income before Taxes                           7,902         3,163      4,739

Applicable Income Tax (Benefit) Expense        (141)           82       (223)
______________________________________________________________________________

Net Income                                   $8,043        $3,081     $4,962
Earnings Per Common Share                    $  .17        $  .09     $  .08

    Net interest income on a tax-equivalent basis for the fourth quarter of 1994 was $39.4 million, an increase of $3.3 million, or 9.2%, year to year, reflecting the positive impact of a $158.3 million decrease in average nonperforming assets between the periods and continued improvement in the asset mix. The net interest margin was 3.92% during the fourth quarter of 1994, up 49 basis points from that for the fourth quarter of 1993. Interest lost on nonaccrual loans had the effect of negatively impacting the net interest margin by approximately 7 basis points during the fourth quarter of 1994, compared with 16 basis points for the same period in the prior year. The net interest spread was 3.31% for the quarter ended December 31, 1994, up 31 basis points from that for the same period in the prior year.
    Net recoveries in the fourth quarter of 1994
totaled $1.4 million, level when compared with $1.5 million in net recoveries for the fourth quarter of 1993. Charge-offs in the fourth quarter of 1994 totaled
$2.3 million and were more than offset by $3.7 million in recoveries during the period. The year-earlier charge-offs totaled $9.1 million, offset by $10.6 million in recoveries during the quarter.
    Noninterest income for the fourth quarter of 1994 was $17.4 million, a decrease of $3.8 million, or 18.1%, when compared with that for the like period in 1993. Trust income of $7.0 million was down $198 thousand, as the Corporation experienced a slight decrease in total trust accounts during the quarter, when compared with the prior period. Service charges of $8.8 million were down $2.8 million, primarily because of reduced investment advisory fees, which decreased
$2.5 million, reflecting the sale of several foreign investment advisory subsidiaries in the second half of 1994. Securities gains/losses decreased $1.4 million, the result of losses realized from the Corporation's purchase of $10 million (par value) of Orange County, California, variable-rate, one-year bonds (see Note 2 to the Consolidated Financial Statements).
    Noninterest expense for the fourth quarter of 1994 totaled $48.1 million, compared with $51.1 million a year earlier, an improvement of $3.0 million, or 5.9%.
Salaries and related benefits of $19.5 million were down $1.2 million as a result of reduced staff levels.
Net occupancy expense was down $212 thousand, to $5.6 million, in the fourth quarter of 1994 because of decreases in property rent expense, utilities and repairs. Furniture and equipment expense decreased $353 thousand because of reductions in depreciation, maintenance and repairs, and equipment rentals. Other real estate owned income, net of expense, was $249 thousand, a decrease of $1.6 million when compared with 1993's fourth-quarter other real estate owned expense, the result of reduced activity within this portfolio.
Other noninterest expense totaled $21.2 million for the fourth quarter of 1994, a slight increase of $400 thousand.

FOURTH QUARTER NET INTEREST INCOME CHANGES*


                              Three Months Ended
                                  December 31,                       Due to
(In thousands)                 1994         1993      Change     Rate     Volume
_______________________________________________________________________________

Interest Income:
  Loans (Including Fees)     $ 50,605     $43,282   $ 7,323    $ 4,788   $ 2,535
  Securities Available
     for Sale                   9,302       7,087     2,215      4,777    (2,562)
  Securities Held-to-Maturity:
   U.S. Treasury Securities     4,363       2,503     1,860     (1,333)    3,193
   Government Agencies
     Securities                 1,846          --     1,846         --     1,846
   Obligations of States and
     Political Subdivisions        --          51       (51)        --       (51)
   Mortgage-Backed Securities      --       4,309    (4,309)        --    (4,309)
   Other Securities                16       1,113    (1,097)      (579)     (518)
  Time Deposits with
     Other Banks                2,724       3,049      (325)      (133)     (192)
  Federal Funds Sold and Reverse
    Repurchase Agreements       2,230       1,452       778        988      (210)
_________________________________________________________________________________

Total Interest Income          71,086      62,846     8,240      8,508      (268)

Interest Expense:
  Savings and NOW Accounts      5,048       4,821       227        503      (276)
  Money Market
     Deposit Accounts           7,392       6,665       727      1,265      (538)
  Time Deposits in
     Domestic Offices           7,703       5,915     1,788      3,251    (1,463)
  Time Deposits in
     Foreign Offices            3,019       4,205    (1,186)    (1,572)      386
  Federal Funds Purchased and
     Repurchase Agreements      3,401       1,141     2,260      1,174     1,086
  U.S. Treasury Demand Notes
     and Other Short-
     Term Borrowings              354         337        17        208      (191)
  Long-Term Debt                4,742       3,662     1,080      1,004        76
________________________________________________________________________________

Total Interest Expense         31,659      26,746     4,913      5,833      (920)
________________________________________________________________________________

Net Interest Income           $39,427     $36,100   $ 3,327    $ 2,675     $ 652

* The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal tax rate of 34% for 1994 and 1993 and local tax rates.


1993 vs. 1992

The Corporation reported a net loss of $94.2 million, or $3.65 per common share, for 1993, compared with a net loss of $21.1 million, or $.87 per common share, for 1992. The 1993 results included provisions for loan losses of $69.3 million, other real estate owned expenses, net, of $13.5 million, and securities gains, net, of $24.1 million. The 1992 results included provisions for loan losses of $52.1 million, other real estate owned expenses, net, of $15.7 million, securities gains of $34.2 million and the recognition of $5.9 million of nonrecurring interest income related to a tax receivable.
    Average earning assets during 1993 decreased $299.2 million, or 6.5%, to $4.32 billion. This decline reflected across-the-board reductions in the average balance of each loan category (other than residential mortgage loans) due to weak loan demand in the first half of 1993 and net cash inflows' being used to partially fund reductions in deposits, as discussed below. Average loans were $2.18 billion during 1993, down $387.2 million, or 15.1%, from the average for 1992.
    Money market assets, which consist of time deposits with other banks and federal funds sold and reverse repurchase agreements, ended 1993 at $405.9 million, down significantly from $1.26 billion a year earlier.
These assets averaged $862.8 million and $1.12 billion, respectively, for 1993 and 1992. This reduction was part of an overall asset/liability management strategy to shift certain shorter-term assets to longer-term maturities.
    Securities available for sale totaled $708.1
million at December 31, 1993, compared with $159.6 million at year-end 1992. In the first quarter of 1993, in view of management's intention to use certain securities as part of its asset/liability management strategy and the possibility that securities could be sold in response to changes in interest rates or for liquidity purposes, $983 million of securities were classified as held for sale. In the second quarter of 1993, $696 million in securities held for sale were sold for a pretax gain of $25.9 million. Proceeds from this sale were used to purchase shorter-duration and variable-rate securities classified as held for sale, in addition to money market assets.

    The Corporation adopted SFAS No. 115 on December
31, 1993, which required that management express its intent regarding the securities portfolio based on management's intent for the securities at that time.
This review resulted in the net transfer of $168.7 million in securities at December 31, 1993, from the available for sale portfolio to the held-to-maturity portfolio. After taking into account the $168.7 million net transfer on December 31, 1993, the new accounting treatment for the securities available-for-sale portfolio under SFAS No. 115 resulted in a $1.28 million net unrealized gain in stockholders' equity.
    Securities held-to-maturity totaled $660.1 million at December 31, 1993, down $135.3 million, or 17.0%, from the level at December 31, 1992. The average balance in securities held-to-maturity was $709.8 million for 1993, compared with $686.1 million for 1992. At December 31, 1993, securities held-to-maturity had gross unrealized gains of $729 thousand and gross unrealized losses of $18 thousand. The decrease in this portfolio was due to the transfer in the first quarter of 1993 of $983 million in investment securities to the held-for-sale portfolio, as discussed above. At
December 31, 1993, this portfolio consisted primarily of U.S. Treasury securities, with 97.6% of the portfolio maturing in one year or less.
    As of December 31, 1993, loans, net of unamortized premiums, unearned discounts and unearned fees, were $2.53 billion, an increase of $347.1 million (15.9%) from the year-end 1992 loan balance. This increase was due to the purchase of $435.9 million in residential mortgage loans in the latter half of 1993, which was part of an overall asset/liability management strategy to shift certain shorter-term assets to longer-term maturities.
    The purchases, combined with local-area
originations in 1993, were partially offset by loan curtailments and payoffs, particularly with respect to residential mortgage loans, as the result of the high level of mortgage loans refinanced during 1993 and, to a lesser extent, transfers of loans to other real estate owned. Domestic commercial and financial loans were $412.0 million at December 31, 1993, an increase of $42.1 million, or 11.4%, when compared with $369.9 million at December 31, 1992. This increase was attributable to new commercial loan originations in the fourth quarter of 1993. Domestic real estate-commercial/construction loans were $388.4 million at December 31, 1993, a decrease of $145.2 million from year-end 1992. This decrease was the result of loan curtailments and payoffs, transfers to other real estate owned and limited new lending by the Corporation in this sector. Domestic real estate-commercial/construction loans were 15.4% of total loans and 8.1% of total assets at year-end 1993, compared with 24.4% and 10.5%, respectively, for year-end 1992.
    Residential mortgage loans totaled $1.15 billion at December 31, 1993, an increase of $620.0 million
(117.1%) from the year-earlier level. This increase was the result of the local area originations and purchases in the open market during 1993. The purchase and origination activity during 1993 was partially offset by high levels of principal curtailments and payoffs, the result of increased mortgage loan refinance activity as consumers took advantage of the lowest mortgage loan interest-rate environment since the late
1960s.
    Home equity loans, which are primarily floating-rate loans secured by first or second trusts on single-family residential properties, decreased $39.5 million to $234.1 million at December 31, 1993. This decrease was caused largely by refinancing resulting from the lower interest-rate environment.
    Consumer loans were $82.8 million at year-end 1993, decreasing $24.6 million from $107.4 million at December 31, 1992, as a result of limited originations of installment loans and student loans in the domestic markets.
    Foreign loans totaled $255.4 million at December
31, 1993, a decrease of $116.1 million from the year-end 1992 total of $371.5 million. Foreign loans in the Corporation's London operations were $199.8 million at December 31, 1993, and constituted 78.2% of the Corporation's total foreign loans. Approximately 59.7% of the decline in the foreign loan portfolio was due to repayments, with 4.0% due to exchange rate fluctuation, 9.3% related to transfers to other real estate owned and 27.0% due to charge-offs during the year. Riggs AP
Bank's lending activities have been significantly reduced because of the weak economic conditions in the United Kingdom and the previously discussed financial restructuring.
    Nonperforming assets, which include nonaccrual loans, renegotiated loans, and other real estate owned
(net of reserves), totaled $213.3 million at year-end
1993, a $93.3 million (30.4%) decrease from the year-end 1992 total of $306.6 million. This significant decrease in nonperforming assets during 1993 was attributable to sales of $140.0 million, and net charge-offs/writedowns of $90.5 million, combined with exchange rate fluctuations and other reductions of $3.4 million that were partially offset by net additions in 1993 of $140.6 million.
    Provisions for loan losses totaled $69.3 million for 1993, compared with provisions of $52.1 million for 1992. Net charge-offs were $66.4 million, or 3.04% of average loans, during 1993, compared with $68.4 million, or 2.66% of average loans, during 1992. The reserve for loan losses was $86.5 million, or 3.42% of loans, at December 31, 1993, compared with $84.2 million, or 3.86% of loans, at December 31, 1992. The ratio of loan-loss reserves to nonaccrual and renegotiated loans (coverage ratio) was 53.9% at December 31, 1993, compared with 38.7% a year earlier.

    Total deposits at December 31, 1993, were $3.77 billion, compared with $4.44 billion at year-end 1992, a decrease of $663.8 million, or 15.0%. Foreign deposits decreased $350.7 million, to $262.7 million, as a result of the Corporation's decision to phase out the deposit-gathering business in its London operations. Average domestic deposits were $3.74 billion for 1993, down from $3.91 billion for 1992. The reductions in year-end and average domestic deposits were due to reductions in demand for certificates of deposit and other deposit products, the result of the continued lower interest-rate environment. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.72 billion, down $175.5 million, or 4.5%, from 1992's $3.89 billion.
    Stockholders' equity increased to $293.2 million at December 31, 1993, from $245.4 million at December 31,
1992. This increase was due to the issuance of $95.3 million of 10.75% Cumulative Perpetual Preferred Stock-
Series B and $37.0 million of common stock in October
1993, partially offset by the $94.2 million loss.
    Net interest income on a tax-equivalent basis totaled $139.5 million for 1993, down $4.9 million, or 3.4%, from the $144.4 million in 1992. The positive impact on earnings of a $309.1 million decline in average interest-bearing liabilities during 1993, combined with the added benefit of a 139-average-basis-point reduction in the interest rate paid, was partially offset by a $299.2 million decrease in average earning assets and a 117-average-basis-point reduction in the rate earned for 1993. Loans were 50.5% of average earning assets during 1993, compared with 55.6% for 1992. The net interest margin was 3.23% during 1993, an increase of 10 basis points from the 3.13% net interest margin for 1992, because of the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread (the difference between the average tax-equivalent rate earned and the average rate incurred on interest-bearing liabilities) for 1993 was 2.88%, a 22-basis-point improvement from 1992's spread of 2.66%. Interest lost on nonaccrual and renegotiated loans totaled $14.1 million for 1993, which had the effect of impacting the net interest margin by approximately 32 basis points for 1993. In 1992, interest lost totaled $13.2 million and had the effect of impacting the net interest margin in that year by approximately 28 basis points.
    Noninterest income for 1993 was $112.7 million, down $17.8 million, or 13.6%, from 1992. Excluding securities gains, net, of $24.1 million and $34.2 million for 1993 and 1992, respectively, and $5.9 million of nonrecurring interest income related to a tax receivable recognized in 1992, noninterest income decreased $1.8 million, or 2.0%. Trust income of $28.9 million was up $1.3 million, or 4.8%, as increases in fees on trust and investment services more than offset decreases in corporate custodial accounts. Service charges for 1993 of $39.3 million increased $0.9 million, or 2.4%, primarily because of an increase in advisory fee income. Foreign exchange income decreased
$2.2 million, or 43.9%, in 1993, primarily because of the previously discussed restructuring of Riggs AP Bank and the exiting of foreign exchange trading-related activities. Other noninterest income of $8.1 million was down $1.8 million as letter-of-credit fees decreased $1.1 million during 1993.
    Noninterest expense for 1993 was $266.8 million, compared with $238.4 million for 1992. Noninterest expense for 1993 included restructuring expense of $34.6 million, of which $20.8 million related to Riggs
AP Bank. Also included in the $34.6 million in restructuring expense was $13.8 million in expenses related to the implementation of BankStart '93.
    Other real estate owned expense, net of revenues, was $13.5 million, down 13.9% from $15.7 million incurred in 1992. For the first half of 1992, writedowns and disposition-related losses and expenses from the Corporation's asset-disposition program totaling $35.2 million were charged to the program-related reserves rather than other real estate owned expense. Had these amounts been charged to noninterest expense, other real estate owned expense for 1993 would have decreased $37.4 million from the adjusted 1992 level. This decrease is attributed to the overall decrease in other real estate owned, which totaled
$89.4 million at December 31, 1992, and decreased $36.6 million (40.9%) during 1993.
    The Corporation's provision for income taxes includes both federal and state income taxes. The rise in the provision for income taxes to $5.6 million for 1993 from the benefit of $1.1 million for 1992 was attributable primarily to the Corporation's inability to utilize the tax benefits of the provision for loan losses and other real estate owned. The provision for income taxes for 1993 was more than the amount determined by application of the Federal statutory income tax rate, principally because of tax preference items and the Corporation's inability to carry back the full potential of the net operating losses.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                Page(s)

(a) The following consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K as follows:

    Riggs National Corporation and Subsidiaries:
      Consolidated Statements of Income             32
      Consolidated Statements of Condition          33
      Consolidated Statements of Changes in
        Stockholders' Equity                        34
      Consolidated Statements of Changes in
        Cash Flows                                  35
      Notes to Consolidated Financial
        Statements                               36-61
    Management's Report on Financial Statements     62
    Report of Independent Public Accountants        63

(b) The following supplementary data is set forth in this Annual Report on Form 10-K as follows:

    Quarterly Financial Information              64-65
    Consolidated Financial Ratios and Other
      Information                                   64
    Quarterly Stock Information                     65

CONSOLIDATED STATEMENTS OF INCOME


                                                    Years Ended December 31,
(In thousands, except per share amounts)        1994          1993          1992
____________________________________________________________________________________

Interest Income
Interest and Fees on Loans:
  Taxable                                      $190,351      $155,152      $214,180
  Tax-Exempt                                      4,174         4,916         7,144
____________________________________________________________________________________
Total Interest and Fees on Loans                194,525       160,068       221,324
Interest and Dividends on Securities
 Available for Sale                              30,916        21,995        15,985
Interest and Dividends on Securities
 Held-to-Maturity                                22,639        41,341        42,678
Interest on Money Market Assets:
  Time Deposits with Other Banks                  9,786        18,503        26,033
  Federal Funds Sold and Reverse
 Repurchase Agreements                            8,139        15,044        21,520
____________________________________________________________________________________
Total Interest on Money Market Assets            17,925        33,547        47,553
____________________________________________________________________________________
Total Interest Income                           266,005       256,951       327,540

Interest Expense
Interest on Deposits:
  Savings and NOW Accounts                       19,512        19,578        27,045
  Money Market Deposit Accounts                  26,947        29,010        42,730
  Time Deposits in Domestic Offices              25,241        28,174        42,774
  Time Deposits in Foreign Offices               11,857        24,332        57,659
____________________________________________________________________________________
Total Interest on Deposits                       83,557       101,094       170,208

Interest on Short-Term Borrowings
 and Long-Term Debt:
  Federal Funds Purchased and Repurchase
  Agreements                                      6,871         4,566         2,502
  U.S. Treasury Demand Notes and Other
   Short-Term Borrowings                          2,268         1,887         1,278
  Long-Term Debt                                 20,027        14,583        15,616
____________________________________________________________________________________
Total Interest on Short-Term Borrowings and
  Long-Term Debt                                 29,166        21,036        19,396
____________________________________________________________________________________
Total Interest Expense                          112,723       122,130       189,604
____________________________________________________________________________________

Net Interest Income                             153,282       134,821       137,936
Less: Provision for Loan Losses                   6,300        69,290        52,067
____________________________________________________________________________________
Net Interest Income after Provision for
  Loan Losses                                   146,982        65,531        85,869
Noninterest Income
Trust Income                                     28,587        28,857        27,530
Service Charges                                  36,836        39,343        38,436
International Non-Credit Commissions
  and Fees                                        5,391         9,448         9,458
Gain on Settlement of Mortgage Insurance Claims   4,739            --            --
Interest on Income Tax Receivable                    --            --         5,903
Other Noninterest Income                          9,745        10,861        14,873
Securities Gains, Net                               226        24,141        34,213
____________________________________________________________________________________
Total Noninterest Income                         85,524       112,650       130,413

Noninterest Expense
Salaries and Wages                               64,892        69,978        74,145
Pensions and Other Employee Benefits             16,605        18,048        15,141
Occupancy, Net                                   23,637        25,763        28,354
Data Processing Services                         16,935        16,585        17,684
Other Real Estate Owned Expense (Income), Net    (1,403)       13,513        15,703
Furniture and Equipment                           9,224        11,153        12,792
FDIC Insurance                                    9,601        10,309         8,789
Advertising and Public Relations                  6,006         5,971         6,129
Legal Fees                                        3,581         4,024         5,121
Restructuring Expense                            (2,059)       34,554             _
Other Noninterest Expense                        52,001        56,854        54,545
____________________________________________________________________________________
Total Noninterest Expense                       199,020       266,752       238,403
____________________________________________________________________________________

Income (Loss) before Taxes                       33,486       (88,571)      (22,121)
Applicable Income Tax (Benefit) Expense            (533)        5,640        (1,069)
____________________________________________________________________________________
Net Income (Loss)                                34,019       (94,211)      (21,052)

Less: Dividends on Preferred Stock               12,124         1,434           358
____________________________________________________________________________________
Net Income (Loss) Available for Common Stock   $ 21,895     $ (95,645)    $ (21,410)

Earnings (Loss) Per Common Share               $    .72     $   (3.65)    $    (.87)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CONDITION

                                                         December 31,
(In thousands, except per share amounts)           1994             1993
______________________________________________________________________________

Assets
Cash and Due from Banks                           $  206,953       $  210,639
Money Market Assets:
  Time Deposits with Other Banks                     228,224          200,946
  Federal Funds Sold and Reverse Repurchase
   Agreements                                        160,000          205,000
______________________________________________________________________________
Total Money Market Assets                            388,224          405,946

Securities Available for Sale (at Market Value)      598,277          708,137
Securities Held-to-Maturity (Market Value:
  1994 $434,993; 1993, $660,773)                     443,163          660,062

Loans                                              2,549,924        2,528,133
Reserve for Loan Losses                               97,039           86,513
______________________________________________________________________________
Net Loans                                          2,452,885        2,441,620

Premises and Equipment, Net                          151,532          161,098
Accrued Interest Receivable                           27,904           22,911
Other Real Estate Owned, Net                          47,763           52,803
Other Assets                                         108,964          117,021
______________________________________________________________________________
Total Assets                                      $4,425,665       $4,780,237

Liabilities
Deposits:
  Noninterest-Bearing Demand Deposits             $  827,023       $  864,549
  Interest-Bearing Deposits:
   Savings and NOW Accounts                          900,209          955,711
   Money Market Deposit Accounts                     966,348        1,082,048
   Time Deposits in Domestic Offices                 625,432          643,736
   Time Deposits in Foreign Offices                  283,782          227,780
______________________________________________________________________________
  Total Interest-Bearing Deposits                  2,775,771        2,909,275
______________________________________________________________________________
Total Deposits                                     3,602,794        3,773,824

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements                            264,878          302,330
  U.S. Treasury Demand Notes and Other
    Short-Term Borrowings                             28,559          151,697
______________________________________________________________________________
Total Short-Term Borrowings                          293,437          454,027

Other Liabilities                                     44,146           45,864
Long-Term Debt                                       217,625          213,325
______________________________________________________________________________
Total Liabilities                                  4,158,002        4,487,040

Stockholders' Equity
Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31,
   1994, and 1993;
    Liquidation Preference - $25 per share
  Cumulative Convertible Series A - 764,537 shares
   at December 31, 1993                                   --              765
  Noncumulative Perpetual Series B - 4,000,000
   shares at December 31, 1994, and 1993               4,000            4,000
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31,
   1994, and 1993
  Shares Issued - 31,145,212 at December 31,
   1994, and 31,122,812 at December 31, 1993          77,863           77,807
Surplus:
  Preferred Stock                                     91,192          109,541
  Common Stock                                       156,123          156,023
Foreign Exchange Translation Adjustments                (634)          (1,527)
Undivided Profits (Accumulated Deficit)               (9,014)         (30,965)
Unrealized Gain (Loss) on Securities
  Available for Sale, Net                            (28,144)           1,276
Treasury Stock - 900,798 shares at December 31,
 1994, and 1993                                      (23,723)         (23,723)
______________________________________________________________________________
Total Stockholders' Equity                           267,663          293,197
______________________________________________________________________________
Total Liabilities and Stockholders' Equity        $4,425,665       $4,780,237

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES
     IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1994, 1993 and 1992


                                                                     Unrealized
                                                Foreign    Undivided  Gain (Loss)
(In thousands,      Preferred Common            Exchange    Profits  on Securities             Total
except per share     Stock     Stock           Translation (Accum.    Available     Treasury Stockholders'
amounts)           $1.00 Par $2.50 Par Surplus Adjustments  Deficit) For Sale, Net   Stock     Equity
_________________________________________________________________________________________________________
Balance, December
 31, 1991           $   --   $ 36,695  $111,119  $(5,202)  $ 86,090   $     --      $(23,723)  $204,979

Issuance of Series
  A Preferred
  Stock - 764,537
  shares               765               18,232                                                  18,997
Issuance of Common
  Stock - 11,445,000
  shares                       28,612    20,453                                                  49,065
Net Loss                                                    (21,052)                            (21,052)
Foreign Exchange
  Translation
  Adjustments                                     (6,211)                                        (6,211)
Cash Dividends
  Declared: Series
  A Preferred Stock,
  $.46875 Per Share                                            (358)                               (358)
_______________________________________________________________________________________________________
Balance, December
 31, 1992          $  765   $ 65,307  $149,804  $(11,413)  $ 64,680    $    --      $(23,723)  $245,420

Issuance of Series
  B Preferred
  Stock - 4,000,000
  shares            4,000               91,309                                                   95,309
Issuance of Common
  Stock - 5,000,000
  shares                      12,500    24,451                                                   36,951
Net Loss                                                    (94,211)                            (94,211)
Unrealized Gain on
  Securities
  Available for
  Sale, Net                                                              1,276                    1,276
Foreign Exchange
  Translation
  Adjustments                                      9,886                                          9,886
Cash Dividends
  Declared: Series
  A Preferred Stock,
  $1.875 Per Share                                           (1,434)                             (1,434)
_______________________________________________________________________________________________________
Balance, December
  31, 1993         $4,765  $ 77,807   $265,564   $(1,527)  $(30,965)  $  1,276      $(23,723)  $293,197

Repurchase of
  Series A
  Preferred
  Stock - 764,537
  shares            (765)             (18,232)                (116)                            (19,113)
Issuance of Common
  Stock for stock
  option plans
   - 22,400 shares              56        145                                                      201
Net Income                                                  34,019                              34,019
Unrealized Loss on
  Securities
  Available for
  Sale, Net                                                            (29,420)                (29,420)
Foreign Exchange
  Translation
  Adjustments                                        893                                           893
Cash Dividends
  Declared:
  Series A
  Preferred Stock,
  $1.40625
  Per Share                                                 (1,075)                             (1,075)
  Series B
  Preferred Stock,
  $2.76215
  Per Share                                                (11,049)                            (11,049)
Other                                    (162)                 172                                  10
______________________________________________________________________________________________________
Balance, December
 31, 1994          $4,000   $77,863  $247,315    $ (634)   $(9,014)   $(28,144)     $(23,723) $267,663

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents


                                             Years Ended December 31,
(In thousands)                           1994          1993          1992
______________________________________________________________________________

Cash Flows from Operating Activities:
Net Income (Loss)                      $  34,019     $ (94,211)   $ (21,052)
Adjustments to Reconcile Net Income
 (Loss) to Cash Provided by (Used in)
 Operating Activities:
   Provisions for Loan Losses              6,300        69,290       52,067
   Provisions for Other Real Estate
    Owned Writedowns                       3,333        11,330       11,923
   Depreciation Expense and
    Amortization of Leasehold
    Improvements                          12,554        13,169       14,162
   Amortization of Purchase
    Accounting Adjustments                 3,795         5,673        4,373
   Provision (Benefit) for Deferred
    Taxes                                   (642)        5,598        4,558
   Restructuring Charges                  (2,059)       34,554           --
   (Gains) Losses on Securities
     Available for Sale                     (226)      (26,975)     (34,213)
   (Gains) Losses on Sales of Other
     Real Estate Owned                    (4,711)       (2,702)        (396)
   (Increase) Decrease in Accrued
     Interest Receivable                  (4,993)        3,822        9,456
   (Increase) Decrease in Other Assets     8,593        19,521      (21,171)
   Increase (Decrease) in Other
    Liabilities                              402       (21,019)     (36,732)
____________________________________________________________________________
  Total Adjustments                       22,346       112,261        4,027
____________________________________________________________________________
Net Cash Provided by (Used in)
 Operating Activities                     56,365        18,050      (17,025)
____________________________________________________________________________
Cash Flows from Investing Activities:
  Net (Increase) Decrease in Time
   Deposits with Other Banks             (27,278)      447,506     (174,424)
  Proceeds from Maturities of
   Securities Available for Sale         122,619            --           --
  Proceeds from Sales of Securities
   Available for Sale                    193,048       736,310    1,092,085
  Purchase of Securities Available
   for Sale                             (233,885)     (879,125)  (1,073,668)
  Proceeds from Maturities of
   Securities Held-to-Maturity         1,050,000       768,607      237,598
  Proceeds from Sales of Securities
   Held-to-Maturity                        4,825            --       26,925
  Purchase of Securities Held-to-
   Maturity                             (839,042)   (1,010,754)    (618,899)
  Net (Increase) Decrease in Loans       (41,747)     (417,461)     722,292
  Proceeds from Sales of Other Real
   Estate Owned                           29,869        31,930       52,053
  Net (Increase) Decrease in
   Premises and Equipment                 (2,988)          127        1,860
  Other, Net                                 731          (520)     (19,983)
____________________________________________________________________________
Net Cash Provided by (Used in)
  Investing Activities                   256,152      (323,380)     245,839
____________________________________________________________________________

Cash Flows from Financing Activities:
  Net Increase (Decrease) in
   Demand, Savings, NOW and Money
   Market Deposit Accounts              (208,728)     (195,694)     141,713
  Net Increase (Decrease) in
   Time Deposits                          37,698      (468,080)    (616,487)
  Net Increase (Decrease) in
   Federal Funds Purchased and
   Repurchase Agreements                 (37,452)      249,909      (22,283)
  Net Increase (Decrease) in U.S.
   Treasury Demand Notes and Other
   Short-Term Borrowings                (123,138)       63,618       36,898
  Repurchase of Preferred Stock -
   Series A                              (19,113)           --            --
  Proceeds from the Issuance of
   Common Stock                              201       132,260       49,065
  Net Proceeds from the Issuance of
   Long-Term Debt                        121,250            --           --
  Repayments of Long-Term Debt          (120,700)           --           --
  Dividend Payments - Preferred          (12,124)       (1,434)        (358)
  Other, Net                                  10           --            --
____________________________________________________________________________
Net Cash Provided by (Used in)
  Financing Activities                  (362,096)     (219,421)    (411,452)
____________________________________________________________________________
Effect of Exchange Rate Changes              893         9,886       (6,211)
____________________________________________________________________________
Net Increase (Decrease) in Cash and
  Cash Equivalents                       (48,686)     (514,865)    (188,849)
Cash and Cash Equivalents at
  Beginning of Year                      415,639       930,504    1,119,353
____________________________________________________________________________
Cash and Cash Equivalents at End of
  Year                                 $ 366,953     $ 415,639   $  930,504
Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Loans Transferred to Other Real
    Estate Owned                       $  27,934     $ 134,248   $  132,468
  Loans to Finance the Sale of Other
    Real Estate Owned                      4,950        30,276       25,585
  Loans Transferred to Real Estate
    Assets Subject to Accelerated
    Disposition, Net                          --            --       13,670
  Other Real Estate Owned Transferred
    to Real Estate Assets Subject to
    Accelerated Disposition, Net              --            --        5,418
  Preferred Stock Issued in Exchange
    for Long-Term Debt                        --            --       18,997
Supplemental Disclosures:
  Interest Paid (net of amount
    capitalized)                       $ 107,534     $ 125,540   $  197,738
  Income Tax Payments (Refund)            (7,235)       (4,269)      (7,202)

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________
(Dollar amounts in thousands, except per share amounts and as indicated)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
____________________________________________________________

The following summary of significant accounting policies of Riggs National Corporation ("the
Corporation"), including its principal subsidiaries,
The Riggs National Bank of Washington, D.C. ("Riggs-
Washington") and Riggs AP Bank Limited ("Riggs AP") and other subsidiaries, The Riggs National Bank of Virginia
("Riggs-Virginia"), and The Riggs National Bank of
Maryland ("Riggs-Maryland"), is presented to assist the reader in understanding the financial, statistical and other data presented in this report.

GENERAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry.
    For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds are purchased and sold for one-day periods.
    The consolidated financial statements include the accounts of the Corporation and its subsidiaries, after elimination of all intercompany transactions.
Certain reclassifications have been made to the 1993
and 1992 balances to conform with the 1994 classifications.

SECURITIES HELD-TO-MATURITY AND
     SECURITIES AVAILABLE FOR SALE

Effective December 31, 1993, the Corporation adopted
Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS No. 115"). This pronouncement is effective for fiscal years beginning after December 15, 1993 (with early adoption encouraged), and may not be applied retroactively to prior years' financial statements. SFAS No. 115 requires, among other items, the determination at the acquisition date of a security whether such security is purchased with the intent and ability to hold to maturity, whether it is purchased with the intent to trade, or whether the security is available for sale. Under SFAS No. 115, securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity. This is contrary to prior accounting policy, under which the Corporation carried these securities at the lower of cost or market, with any adjustments included in earnings. Management has established policies that require the periodic review of the securities portfolio for proper classification of securities under SFAS No.
115 (see Note 2, "Securities").

LOANS

Loans are carried at the principal amount outstanding, net of unearned discounts, unamortized premiums and deferred fees and costs. Interest on loans and amortization of unearned discounts/premiums and deferred fees and costs are computed by methods that generally result in level rates of return on principal amounts outstanding. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield. The Corporation generally amortizes these amounts in a manner that approximates a level yield over the estimated lives of the loans.
    The Corporation discontinues the accrual of interest on loans based on delinquency status, an evaluation of the related collateral and the financial strength of the borrower. Generally, loans are placed on nonaccrual status when the loans are contractually in default in either principal or interest for 90 days or more and the loans are not well-secured and in the process of collection. Income recognition on consumer loans is discontinued and the loans are charged off after a delinquency period of 120 days. At that point, any accrued interest that has not actually been collected is reversed.
    At December 31, 1993, the Corporation implemented a narrower definition of in-substance foreclosure, as required by regulatory agencies. This definition is also consistent with Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for
Impairment of a Loan." This definition is discussed in detail below, and the related loan disclosures have been adjusted to reflect this new definition.

RESERVE FOR LOAN LOSSES

The reserve for loan losses is maintained at a level that, in the opinion of management, is adequate to absorb potential losses in the loan portfolio. The adequacy of the reserve is based on management's review and evaluation of the individual credits in the loan portfolio, historical loss experience by loan type, current and anticipated, economic conditions, and where applicable, the estimated value of the underlying collateral.
    The provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. A loan is charged off when, in the opinion of management, the loan cannot be fully collected. Recoveries of loans previously charged off are added to the reserve.

IMPLEMENTATION OF INTERAGENCY GUIDANCE ON REPORTING OF
     IN-SUBSTANCE FORECLOSURES

At December 31, 1993, the Corporation implemented the narrower definition of in-substance foreclosure required by the March 10, 1993, Interagency Policy
Statement on Credit Availability and the June 10, 1993,
Interagency Guidance on Reporting of In-Substance
Foreclosures.

Under previous financial accounting guidelines, a nonaccrual loan was transferred from loans to other real estate owned when foreclosure was probable or the loan was considered in-substance foreclosed, which by definition in the Securities and Exchange Commission's
Financial Reporting Release No. 28 meant that the borrower had little or no equity in the property, proceeds for repayment of the loan could be expected to come only from the operation or sale of the collateral, and the debtor had either abandoned control of the collateral or it was doubtful that the debtor would be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Loans considered in-substance foreclosed must be recorded at the lower of cost or fair value.
    Under the revised regulatory accounting guidelines, a loan is recognized as an in-substance foreclosure when the Corporation has possession of an asset prior to obtaining legal title. This definition is consistent with Statement of Financial Accounting Standards No.
114, "Accounting by Creditors for Impairment of a Loan," which will be required for fiscal years beginning after December 15, 1994. This change in treatment impacts only the classification of accounts in the financial statements for 1993 and prior years, and does not result in a change in the accounting policy related to the determination of the assets' carrying values. The impact of this change in definition of in-substance foreclosures on certain categories in the Corporation's financial statements is presented in the following table. The Consolidated
Statements of Condition, Income and Cash Flows and the
Notes to Consolidated Financial Statements reflect these reclassifications.

ADJUSTMENTS TO IMPLEMENT NEW DEFINITION OF
     IN-SUBSTANCE FORECLOSURES

                                             1993          1992
__________________________________________________________________

Consolidated Statements of Condition
Increase (Decrease) in:
  Loans, Net                               $ 34,964      $ 43,351
  Reserve for Loan Losses                     1,221           848
  Other Real Estate Owned, Net              (33,743)      (42,503)
__________________________________________________________________
Net Effect on Total Assets                 $     --      $     --

Consolidated Statements of Income
Increase (Decrease) in:
  Provision for Loan Losses                $  8,049      $  2,278
  OREO Expense, Net                          (8,049)       (2,278)
__________________________________________________________________
Net Effect on Pretax Income                $     --      $     --

Provision for Loan Losses
  As Reported                              $ 69,290      $ 49,789
  As Adjusted                                69,290        52,067
Other Real Estate Owned Expense, Net
  As Reported                              $ 13,513      $ 17,981
  As Adjusted                                13,513        15,703

OTHER REAL ESTATE OWNED

Other real estate owned is property acquired or deemed to have been acquired through foreclosure. See the "Implementation of Interagency Guidance on Reporting of
In-Substance Foreclosures" section, discussed in detail above.
    Other real estate owned is recorded at the lower of fair value less estimated costs to sell, or cost.
Initial writedowns of other real estate owned are charged to the reserve for loan losses. Revenues and expenses incurred in connection with ownership of the properties, and subsequent writedowns and gains and losses upon sale, are included, net, in other real estate owned expense.

PREMISES AND EQUIPMENT

Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises, leasehold improvements, and furniture and equipment are computed using the straight-line method. Ranges of useful lives for computing depreciation and amortization are as follows:

                                    Years
____________________________________________________
Premises                           25 to 35
Leasehold Improvements              5 to 20
Furniture and Equipment             5 to 15

    Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements.

OTHER ASSETS

Included in other assets are intangible assets, such as goodwill, which is the excess of cost over net assets of acquired entities, and core-deposit intangibles.
Goodwill is amortized on the straight-line method over 25 years. The Corporation had unamortized goodwill of $5.0 million at December 31, 1994, and amortization expense of $397 thousand, $565 thousand, and $716 thousand for 1994, 1993, and 1992, respectively. Core-deposit intangibles represent the net present value of the future income streams related to deposits acquired through mergers or acquisitions, and are amortized on an accelerated basis over 10 years. The unamortized core-deposit intangibles recorded on the Corporation's books at December 31, 1994, were $18.0 million, and amortization expense of $3.4 million, $3.5 million, and $3.7 million was recorded for 1994, 1993, and 1992, respectively.

INCOME TAXES

Effective January 1, 1993, the Corporation adopted
Statement of Financial Accounting Standards ("SFAS")
No. 109, "Accounting for Income Taxes," which mandates the asset and liability method of accounting for income taxes. The Corporation had previously accounted for taxes under the deferral method required by Accounting
Principles Board ("APB") Opinion No. 11.

PENSION PLANS

The Corporation maintains a noncontributory defined benefit pension plan for substantially all employees of the Corporation and its subsidiaries. The net periodic pension expense includes a service cost component and an interest cost component, reflecting the expected return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses, prior service costs and the unrecognized net transition asset over 12 years.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are calculated by dividing net earnings after deduction of preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. The weighted-average shares outstanding were 30,230,213 for 1994, 26,208,315 for
1993 and 24,534,063 for 1992.
    Fully diluted earnings per common share were not presented because outstanding preferred shares, when converted to Common Stock, as well as the assumed exercise of outstanding stock options, were not dilutive.

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

FOREIGN EXCHANGE INCOME

Foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued monthly, and the resulting profits and losses are recorded in foreign exchange trading income. The amounts of net foreign exchange trading gains included in the accompanying consolidated statements of income under other noninterest income were $2.3 million for 1994, $2.8 million for 1993 and $5.0 million for 1992.

FINANCIAL DERIVATIVES

Gains and losses on futures and forward contracts used to hedge certain interest-sensitive assets and liabilities are deferred and amortized over the life of the hedged transaction as an adjustment to yield. Fees received or paid when entering certain financial derivative transactions are deferred and amortized over the lives of the agreements.
    Interest-rate agreements are entered into as hedges against fluctuations in the interest rates of specifically identified assets or liabilities. There is no effect on total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedged asset or liability.

NEW FINANCIAL ACCOUNTING STANDARDS

In May 1993, SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan," was issued, specifying how allowances for credit losses related to impaired loans, as defined in the Statement, should be determined. Upon implementation of the Statement, the Corporation will be required to identify and measure impaired loans in its loan portfolio. For the most part, measurement will be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. If the valuation of the impaired loan is less than the recorded investment in the loan, the Corporation will recognize an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses or by adjusting an existing valuation allowance for the impaired loan, with the corresponding amount reflected in earnings.
This Statement is effective for financial statements for fiscal years beginning after December 15, 1994.
    In October 1994, SFAS No. 118, "Accounting by
Creditors for Impairment of a Loan," was issued, amending SFAS No. 114, issued in May 1993. The new
Statement allows for use of existing methods for recognizing interest income on impaired loans; however, SFAS No. 118 does not provide specific guidance on how a creditor should recognize interest income on an impaired loan. SFAS No. 118 also provides additional disclosure guidance for the reporting of impaired loans. Implementation of SFAS No. 118 is required for fiscal years beginning after December 15, 1994. The
Corporation implemented SFAS Nos. 114 and 118 on
January 1, 1995, and its adoption did not have a material effect on the Corporation's financial position.
    Also in October 1994, SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," was issued. The new
Statement requires certain disclosures about financial derivatives, including the amounts, nature and terms of the instruments. It also requires that a distinction be made between financial instruments held or issued for trading purposes and those held or issued for purposes other than trading. SFAS No. 119 required disclosures are effective for years ending after December 15, 1994.
The Corporation has presented such disclosures in Note
9, Commitments and Contingencies.

NOTE 2. SECURITIES
_____________________

Effective December 31, 1993, the Corporation adopted
Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS No. 115"). This pronouncement is
discussed in detail in Note 1, "Summary of Significant
Accounting Policies." Implementation of SFAS No. 115
included a review of the securities portfolio based on
management's intent for those securities at that time,
which resulted in the net transfer of $168.7 million in
securities available for sale to the held-to-maturity
portfolio. SFAS No. 115 requires that all unrealized
gains and losses from the securities available for sale
portfolio be recorded, net of tax effect, in
stockholders' equity until realized. This treatment is
contrary to previous accounting policy, which required
such securities to be carried at lower of cost or
market, with any unrealized gains and losses included
in earnings.
    During 1994, the rising interest-rate environment
negatively impacted bond prices and the market value of
the Corporation's securities available for sale
portfolio. At December 31, a $28.1 million unrealized
loss on the available for sale portfolio, net of tax
effect, was recorded in stockholders' equity.
           _____________________________

SECURITIES AVAILABLE FOR SALE

A comparison of cost and market value for securities available for sale at year-end follows:


                                1994                                  1993
             ______________________________________ ______________________________________
                           Gross   Gross      Book/               Gross    Gross   Book/
             Amortized Unrealized Unrealized Market Amortized Unrealized Unrealized Market
                  Cost     Gains   Losses     Value      Cost      Gains   Losses  Value
__________________________________________________________________________________________

U.S. Treasury
 Securities     $138,462   $--   $2,275   $136,187     $145,309   $741   $139   $145,911
Government
 Agencies
 Securities       26,557    --    1,919     24,638           --     --     --         --
Obligations of
 States &
 Political
 Subdivisions      8,800    --      800      8,000           --     --     --         --
Mortgage-Backed
 Securities      438,139    --   23,150    414,989      559,638  1,403    729    560,312
Other Securities  14,463    --       --     14,463        1,914     --     --      1,914
________________________________________________________________________________ _________
Total Securities
 Available for
 Sale           $626,421   $--  $28,144   $598,277     $706,861 $2,144   $868   $708,137

    Proceeds from the sale of securities available for sale totaled $193 million during 1994, as compared with $736 million during 1993. During 1994, gross gains from the sale of securities available for sale totaled $1.7 million, with gross losses of $376 thousand during the year, compared with $27.0 million in gross gains and no gross losses for 1993. The weighted-average yield to maturity for securities available for sale at December
31, 1994, as well as maturity information, is provided in the table on the following page.
    The "Other Securities" category consists of $8.9 million of Federal Reserve Stock and $5.6 million of U.S. Treasury mutual funds at December 31, 1994. The
Federal Reserve Stock has no readily available market value quotation and has its year-end book value included as an approximation of its market value in the table above.
    Securities available for sale pledged to secure deposits and other borrowings amounted to $367.5 million at December 31, 1994, and $372.8 million at December 31, 1993. The "Obligations of States and
Political Subdivisions" category includes $10 million
(par value) of Orange County, California, variable-rate, one-year bonds due July and August 1995, with an amortized cost balance of $8.8 million at December 31, 1994. Interest on the bonds is current; however, because of the Orange County bankruptcy filing on December 6, 1994, management cannot predict whether or if interest payments will remain current.

                      _________________________________

SECURITIES HELD-TO-MATURITY

A comparison of book and market value for the securities held-to-maturity at year-end follows:

                               1994                                  1993
                 ___________________________________   ___________________________________
                           Gross     Gross                      Gross     Gross
                  Book  Unrealized Unrealized Market   Book  Unrealized Unrealized Market
                 Value     Gains    Losses    Value    Value    Gains   Losses     Value
__________________________________________________________________________________________

U.S. Treasury
  Securities     $318,163   $--   $3,041   $315,122    $629,282   $502   $  --   $629,784
Government
  Agencies
  Securities      125,000    --    5,129    119,871          --     --      --         --
Obligations of
  States &
  Political
  Subdivisions         --    --       --         --       1,999     80      --      2,079
Mortgage-Backed
  Securities           --    --       --         --          --     --      --         --
Other Securities       --    --       --         --      28,781    147      18     28,910
__________________________________________________________________________________________

Total Securities
  Held-to-
  Maturity       $443,163   $--   $8,170   $434,993    $660,062   $729     $18   $660,773

    During 1994, there were $4.8 million of sales from
the held-to-maturity portfolio, the result of increased
credit risk experienced with these securities. Gross
gains on the sale of these securities were $7 thousand,
and there were no gross losses in 1994. The weighted-
average yield to maturity for securities held-to-
maturity at December 31, 1994, as well as maturity
information, is provided in the table below. The "Other
Securities" category at year-end 1993 consisted
primarily of floating-rate notes and preference shares
of United Kingdom companies.
    Securities held-to-maturity pledged to secure
deposits and other borrowings amounted to $370.1
million on December 31, 1994, and $271.2 million at
year-end 1993.
            _____________________________

The maturity distribution of securities at December 31, 1994, follows:


                                              Obligations
                                Government     of States
                 U.S. Treasury   Agencies    and Political      Other
                  Securities    Securities    Subdivisions    Securities    Total
____________________________________________________________________________________

SECURITIES AVAILABLE FOR SALE

Within 1 year
  Amortized Cost    $123,387     $      --       $8,800        $  5,550    $137,737
  Book/Market        121,920            --        8,000           5,550     135,470
  Yield*                5.84%           --         6.02%           4.70%       5.80%

After 1 but within 5 years
  Amortized Cost      15,075        26,557           --         128,673     170,305
  Book/Market         14,267        24,638           --         120,772     159,677
  Yield*                4.05%         6.02%          --            5.74%       5.63%

After 5 but within 10 years
  Amortized Cost          --            --           --         278,443     278,443
  Book/Market             --            --           --         263,732     263,732
  Yield*                  --            --           --            5.16%       5.16%

After 10 years
  Amortized Cost          --            --           --          39,936      39,936
  Book/Market             --            --           --          39,398      39,398
  Yield*                  --            --           --            4.22%       4.22%
____________________________________________________________________________________

Total Securities Available for Sale
  Amortized Cost    $138,462       $26,557       $8,800        $452,602    $626,421
  Book/Market        136,187        24,638        8,000         429,452     598,277
  Yield*                5.64%         6.02%        6.02%           5.24%       5.37%

SECURITIES HELD-TO-MATURITY

Within 1 year
  Book              $318,163       $25,000       $   --         $    --    $343,163
  Market             315,122        24,871           --              --     339,993
  Yield*                5.38%         5.16%          --              --        5.36%

After 1 but within 5 years
  Book                    --       100,000           --              --     100,000
  Market                  --        95,000           --              --      95,000
  Yield*                  --          6.79%          --              --        6.79%
____________________________________________________________________________________

Total Securities Held-to-Maturity
  Book              $318,163      $125,000       $    --        $    --    $443,163
  Market             315,122       119,871            --             --     434,993
  Yield*                5.38%         6.46%           --             --        5.68%

[FN]
* Weighted-average yield to maturity at December 31, 1994. The securities within the category of "Securities Available for Sale- Obligations of States and Political Subdivisions" are taxable securities and are on a nonaccrual basis as of December 31, 1994. All contractual payments to date have been received.

NOTE 3. LOANS AND RESERVE FOR LOAN LOSSES
_________________________________________________

The following schedule reflects loans by type at year-end:

Loan Type                         1994             1993
___________________________________________________________

Commercial and Financial        $  400,660      $  412,006
Real Estate-Commercial/
  Construction                     323,835         388,442
Residential Mortgage             1,317,169       1,149,363
Home Equity                        220,910         234,049
Consumer                            75,887          82,819
Foreign                            204,558         255,396
___________________________________________________________

Loans                            2,543,019       2,522,075

Less: Unamortized Premiums,
  Discounts and Deferred Fees       (6,905)         (6,058)
___________________________________________________________

Total Loans, Net                $2,549,924      $2,528,133

    A summary of nonperforming and renegotiated loans, loans contractually past due 90 days or more and potential problem loans at year-end follows:


Loan Type                         1994             1993
___________________________________________________________
Nonaccrual Loans                 $27,383           $130,174
Renegotiated Loans                   555             30,299
Past-Due Loans                     6,121              3,319
Potential Problem Loans           26,038             14,279

    At December 31, 1993, the Corporation implemented a narrower definition of in-substance foreclosure, as required by regulatory agencies; see Note 1, "Summary of Significant Accounting
Policies."
    An analysis of the changes in the reserve for loan losses follows:


                            1994        1993      1992
___________________________________________________________

Balance, January 1          $86,513    $84,155    $103,674

Provision for Loan Losses     6,300     69,290      52,067

Loans Charged-Off            12,630     79,434      73,708
Less: Recoveries on
  Charged-Off Loans          15,658     13,021       5,313
___________________________________________________________

Net Charge-Offs (Recoveries) (3,028)    66,413      68,395

Foreign Exchange Translation
  Adjustments                 1,198       (519)     (3,191)
___________________________________________________________

Balance, December 31        $97,039    $86,513     $84,155

    The level of the reserve for loan losses is based on management's estimates of the amount required to reflect the collection risks in the loan portfolio based on circumstances and conditions known at the time. The adequacy of the reserve for loan losses is based on management's review and evaluation of the individual credits in the loan portfolio, historical loss experience by loan type, current and anticipated economic conditions and, where applicable, the estimated value of the underlying collateral.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES
_______________________________________________________

The Corporation and its banking subsidiaries have had
and expect to have transactions in the ordinary course
of business with many of the Corporation's directors,
executive officers, their associates and family
members.
    During 1994, Allbritton Communications Company
("ACC"), a company indirectly wholly owned by Mr.
Allbritton (chairman of the board and chief executive
officer of the Corporation), paid Riggs-Washington $251
thousand to lease space in two office buildings owned
by Riggs-Washington. In early 1992, ACC exercised its
option to extend one of the leases through 1996. During
1994, the second lease, which expired in December 1993,
was also extended through 1996, pursuant to a three-
year renewal option.
    Riggs-Washington has in the past sold
participations in commercial real estate loans to
University State Bank ("University"), a Texas bank that
is indirectly wholly owned by Mr. Allbritton. The
participations sold to University were in loans bearing
floating rates of interest. The purchase price of each
of the participations was equal to the outstanding
principal amount of the portion of the loan purchased.
Riggs-Washington receives a servicing fee of 0.25% on
each of the loans in which participations were sold to
University and, in some transactions, shared a portion
of the loan fees with University. No loan
participations were sold to University during 1994. On
December 31, 1994, there were $14.4 million in loan
participations outstanding to University. As of that
date, University's total assets were $202.5 million and
its total loans outstanding were $100.4 million.
    In December 1994, the Corporation purchased $10.0
million, par value, of Orange County, California,
variable rate one-year bonds due in July and August
1995. The bonds were purchased from the Corporation's
proprietary RIMCO Monument Money Market Fund, which is
an indirect subsidiary of the Corporation and is
affiliated with the Riggs Investment Management
Corporation (a subsidiary of Riggs-Washington). Due to
Orange County's bankruptcy declaration on December 6,
1994, the bonds were written down to their fair value
and are currently on nonaccrual status. Interest on the
bonds is current as of December 31, 1994 (see Note 2,
"Securities").
    The table below reflects information concerning
loans by banking subsidiaries of the Corporation to
directors and executive officers of the Corporation,
their associates and family members, and directors of
Riggs-Washington and Riggs AP, their associates and
family members. In addition to the amounts set forth in
the table, the Corporation's banking subsidiaries had
$7.4 million of letters of credit outstanding at
December 31, 1994. There were no loans included in the
table below that were nonaccrual, past due,
restructured or potential problems at December 31,
1994.
    In the opinion of management, these credit
transactions did not, at the time they were entered
into, involve more than the normal risk of
collectibility or present other unfavorable features.
       ____________________________________________


                   December 31,                 Amounts     December 31,
                      1993        Additions    Collected       1994
________________________________________________________________________

Loans to Directors,
  Executive Officers
  and Family Members  $18,212    $ 37,808     $ 39,899        $16,121
Loans to Companies of
  which Directors
  were Principal
  Stockholders or
  Directors            25,019      67,585       78,096         14,508
______________________________________________________________________

Total Loans           $43,231    $105,393     $117,995        $30,629

Percent of Loans         1.77%                                   1.25%

NOTE 5. OTHER REAL ESTATE OWNED
_______________________________________________________

Other real estate owned at December 31, 1994, and 1993 is summarized as follows:


                                      1994           1993
____________________________________________________________
Foreclosed Property - Domestic       $45,934        $46,565
Foreclosed Property - Foreign          4,099          9,954
____________________________________________________________
                                      50,033         56,519
Less: Reserve for Other Real
  Estate Owned                         2,270          3,716
____________________________________________________________

Total Other Real Estate
  Owned, Net                         $47,763        $52,803

    At December 31, 1993, the Corporation implemented a narrower definition of in-substance foreclosure as required by regulatory agencies. See Note 1, "Summary of Significant Accounting Policies."
    Total net operating income, including net gains from sales, from other real estate owned totaled $1.4 million for the year ended December 31, 1994, compared with net expenses of $13.5 million and $15.7 million for 1993 and 1992, respectively. Provisions for other real estate owned totaled $3.3 million, $11.3 million and $11.9 million for the same periods. Net gains from sales of other real estate owned totaled $4.7 million for 1994, $2.7 million for 1993 and $.4 million for 1992.

RESERVE FOR OTHER REAL ESTATE OWNED

An analysis of the changes in the reserves for other real estate owned follows:


                           1994         1993        1992
__________________________________________________________

Balance, January 1        $3,716       $ 6,637     $49,176
Additions:
  Provision for OREO
   Losses                  3,333        11,330      11,923
  Other                      763         2,330       1,718
___________________________________________________________
Total Additions            4,096        13,660      13,641

Deductions:
  Loss on Sales and
   Selling Expenses          763           735      33,868
  Charge-Offs              4,877        14,516      19,294
  Other                       --         1,221       1,996
___________________________________________________________

Total Deductions           5,640        16,472      55,158

Foreign Exchange
  Translation Adjustments     98          (109)     (1,022)
___________________________________________________________

Balance, December 31      $2,270       $ 3,716     $ 6,637


NOTE 6. PREMISES AND EQUIPMENT
_______________________________________________________

Investments in premises and equipment at year-end were as follows:


                                  1994          1993
_______________________________________________________

Premises and Land               $ 140,224    $ 138,171
Furniture and Equipment            67,146       65,080
Leasehold Improvements             59,287       59,718
Accumulated Depreciation
  and Amortization               (115,201)    (101,873)
_______________________________________________________
Subtotal                          151,456      161,096
Capital Leases                         80            9
Accumulated Amortization               (4)          (7)
_______________________________________________________
Total Premises and Equipment     $151,532     $161,098

    Depreciation and amortization expense amounted to $12.6 million in 1994, $13.2 million in 1993 and $14.2 million in 1992.
    The Corporation is committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2009 in varying amounts.
    The total minimum lease payments under these commitments at December 31, 1994, are as follows:


                                  Operating
                                   Leases
___________________________________________
1995                               $13,163
1996                                10,737
1997                                 6,303
1998                                 5,276
1999                                 3,642
2000 and after                      12,376
___________________________________________
Total Minimum Lease Payments       $51,497

    Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 1999. Minimum sublease rental income for 1995 totals approximately $800 thousand. Rental expense for all operating leases
(cancelable and non-cancelable), less rental income for owned and leased properties, consisted of the following:


                       1994      1993      1992
__________________________________________________
Rental Expense        $15,273   $15,961   $17,686
Rental Income          (4,911)   (2,847)   (3,914)
__________________________________________________
Net Rental Expense    $10,362   $13,114   $13,772

NOTE 7. TIME DEPOSITS, $100 THOUSAND OR MORE
____________________________________________

The following table reflects the year-end balances and maturities for the Corporation's time deposits in domestic offices of $100 thousand or more:


                                  1994         1993
_______________________________________________________
Certificates of Deposit:
Due within Three Months          $ 72,074     $94,665
Three to Six Months                26,138      39,313
Six to Twelve Months               25,776      23,276
Over Twelve Months                 21,072      13,045
_______________________________________________________

Total                            $145,060    $170,299

    Average time deposits of $100 thousand or more in domestic offices were $284 million in 1994, 10.4% below the $317 million for 1993.
    Interest expense related to time deposits of $100
thousand or more in domestic offices amounted to $4.7 million in 1994, $5.5 million in 1993 and $10.3 million in 1992.
    The average rate paid on time deposits of $100 thousand or more for 1994 was 1.65%, 7 basis points below the average rate paid during 1993.
    A majority of time deposits in foreign offices were in denominations of $100 thousand or more.

NOTE 8. BORROWINGS
_______________________________________________________

SHORT-TERM BORROWINGS

Short-term borrowings outstanding at year-end and other related information follow:

                             Federal Funds Purchased      U.S. Treasury Demand Notes
                            and Repurchase Agreements   and Other Short-Term Borrowings
                            1994      1993       1992        1994      1993      1992
________________________________________________________________________________________

Balance, December 31    $ 264,878   $302,330   $ 52,241   $ 28,559   $151,697   $88,079

Average Amount
  Outstanding*            150,678    164,899     87,339     61,058     67,731    40,235
Average Rate Paid*           4.56%      2.77%      2.86%      3.71%      2.79%     3.18%
Maximum Amount Outstanding
  at any Month-End        308,850    302,330    252,821    235,517    151,697   100,733

[FN]
* Average amounts are based on daily balances. Average rates are computed on actual interest expense divided by average amounts outstanding.

    Federal funds purchased consist of borrowings from
other financial institutions that have maturities
ranging from one to 180 days. Repurchase agreements are
transactions with customers and brokers secured by
either securities or resale agreements, which mature
generally within 30 days. U.S. Treasury demand notes
consist of treasury tax and loan account funds
transferred to interest-bearing demand notes with no
fixed maturity, subject to call by the Federal Reserve.
Other short-term borrowings are primarily borrowings
from other financial institutions.
       _______________________________________

LONG-TERM DEBT

Long-term debt outstanding at year-end and other related information follow:

                                               Balance Outstanding
                              Interest Rate        December 31,
                            December 31, 1994   1994         1993
__________________________________________________________________

Parent Corporation:
  Floating-Rate Subordinated
   Notes due 1996                    --       $      --   $ 51,500
  Floating-Rate Subordinated
   Capital Notes due 1996          6.56%         26,100     95,300
  Subordinated Debentures
    due 2009                       9.65          66,525     66,525
  Subordinated Notes due 2006      8.50         125,000         --
__________________________________________________________________
Total Long-Term Debt                           $217,625   $213,325

FLOATING-RATE SUBORDINATED NOTES DUE 1996

The Floating-Rate Subordinated Notes due 1996 (the
"Subordinated Notes") were issued in the Euromarket on September 18, 1984.
    During 1991, the Corporation purchased, on the open market and at a discount, $8.5 million of the Subordinated Notes, resulting in pretax gains of $2.5 million. In March 1994, the Corporation redeemed the remaining $51.5 million of the Subordinated Notes.

FLOATING-RATE SUBORDINATED CAPITAL NOTES DUE 1996

The Floating-Rate Subordinated Capital Notes due 1996
(the "Subordinated Capital Notes") were originally issued in the Euromarket on December 18, 1985, carry interest at rates determined quarterly by a formula based upon the London Interbank Rate Offering ("LIBOR") and are subject to a minimum rate of 5.25%. Under the indenture related to the Subordinated Capital Notes, the Corporation was required to issue common stock or perpetual preferred stock totaling $95.3 million before the maturity date of the notes. This requirement was fulfilled during 1993. During 1991, the Corporation purchased, on the open market and at a discount, $4.7 million of the Subordinated Capital Notes, resulting in pretax gains of $1.7 million. In March 1994, the Corporation redeemed, at par, $69.2 million of the Subordinated Capital Notes. The net financial statement loss from the 1994 redemption was not material.

FIXED-RATE SUBORDINATED DEBENTURES DUE 2009

On June 6, 1989, the Corporation sold $100 million of
9.65% Subordinated Debentures due June 15, 2009. The debentures may not be redeemed prior to maturity and are unsecured subordinated obligations of the Corporation. In April 1990, the Corporation purchased, on the open market and at a discount, $33.5 million of the Subordinated Debentures, resulting in pretax gains of $7.7 million.

FIXED-RATE SUBORDINATED NOTES DUE 2006

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes, due 2006. The notes were priced at par and are not callable for five years. The notes were sold under a shelf registration statement declared effective on January 13, 1994. The Corporation used the net proceeds from the offering, $120.7 million, to redeem Floating-Rate Subordinated Notes and Subordinated Capital Notes due in 1996, as described above.


NOTE 9. COMMITMENTS AND CONTINGENCIES
_____________________________________

OFF-BALANCE-SHEET RISK

In the normal course of business, the Corporation enters into various transactions that, in accordance with generally accepted accounting principles, are not included on the consolidated statements of condition.
These transactions are referred to as "off-balance-sheet" commitments and differ from the Corporation's balance sheet activities in that they do not give rise to funded assets or liabilities. The Corporation offers such products to enable its customers to meet their financing objectives, as well as to manage their interest and currency rate risk. Offering these products provides the Corporation with fee income. The
Corporation also enters into derivative transactions to manage its own risks arising from movements in interest and currency rates. Off-balance-sheet activities, for customers and as hedging transactions, involve varying degrees of credit, interest-rate or liquidity risk in excess of amounts recognized on the consolidated statements of condition. The Corporation seeks to minimize its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures, as well as by entering into offsetting or matching positions to hedge interest-rate and currency-rate risk.
    Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at December 31, 1994, and 1993, are as follows:


                                    1994         1993
_______________________________________________________

Commitments to Extend Credit:
  Commercial                       $273,665    $277,466
_______________________________________________________
  Real Estate:
   Commercial/Construction           28,956      38,360
   Mortgage                          16,565     137,080
   Home Equity                      181,393     194,774
_______________________________________________________
  Total Real Estate                 226,914     370,214
_______________________________________________________
  Consumer                           62,763      66,181
_______________________________________________________
Total Commitments to Extend Credit $563,342    $713,861

Letters of Credit:
  Commercial                       $ 47,976    $ 56,860
  Standby - Financial                24,344      35,159
  Standby - Performance              21,533      49,032
_______________________________________________________
Total Letters of Credit            $ 93,853    $141,051

Derivative Instruments:
Foreign Currency Contracts -
  Commitments to Purchase          $ 41,377    $ 33,935
  Commitments to Sell               144,279     204,428
Interest-Rate Agreements -
  Notional Principal Amount:
   Interest-Rate Swaps              251,536     273,552
   Interest-Rate Option Contracts
     (Corridors)                    400,000          --

COMMITMENTS TO EXTEND CREDIT

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions.
Substantially all of the Corporation's commitments to extend credit are contingent upon customers' meeting and satisfying other conditions at the time of loan funding. The contractual amount of commitments to extend credit for which the Corporation has received a commitment fee, or which were otherwise legally binding, was $563.3 million at December 31, 1994;
approximately 67% of these commitments were scheduled to expire within one year. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

CONCENTRATION OF CREDIT RISK

The Corporation regularly assesses the quality of its commercial credit exposures and assigns risk ratings to substantially all extensions of credit in its commercial, real estate and international portfolios.
The Corporation seeks to identify as early as possible problems that may result from economic downturns or deteriorating conditions in certain markets or with respect to specific credits. Lending officers have the primary responsibility for monitoring credit quality, identifying problem credits and recommending changes in risk ratings. When signs of credit deterioration are detected, credit or other specialists may become involved to minimize the Corporation's exposure to future credit losses. The Loan Review Department provides an independent assessment of credit ratings, credit quality and the credit management process. This assessment is achieved through regular reviews of loan documentation, collateral, risk ratings and problem loan classifications.
    Credit risk is reduced by maintaining a loan portfolio that is diverse in terms of type of loan, industry concentration, geographic distribution, and borrower concentration, thus minimizing the adverse impact of any single event or set of occurrences.
    Geographically, the Corporation's loans are concentrated in the Baltimore-Washington, D.C.-Richmond corridor and the United Kingdom. All categories of loans in the domestic portfolio are predominantly to borrowers located in the Washington metropolitan area.
Loans originated by the Corporation's United Kingdom subsidiary represent 46% of foreign loans and are predominantly to borrowers located in the United
Kingdom.
    At December 31, 1994, approximately $435 million, or 17%, of the Corporation's loan portfolio consisted of loans secured by real estate (excluding single-family residential loans), approximately 74% and 25% of which, respectively, were secured by properties located in the Washington, D.C., area and in the United
Kingdom. In addition, the Corporation had $47.8 million in other real estate owned at December 31, 1994.
    These commercial and real estate markets have been experiencing problems, including declining occupancy and rental rates and property values, which have resulted in delinquency and defaults on certain commercial real estate loans in the Corporation's portfolio. Additional provisions and writedowns will depend on future economic conditions in the United
States and the United Kingdom, as well as on changes in the local real estate market and the impact of these events on the Corporation's borrowers. Domestic real estate-commercial/construction loans represent the only category of loans in which the Corporation has a concentration of credit risk at year-end 1994. These loans totaled $323.8 million and represented 13% of the total loan portfolio at December 31, 1994.
Approximately half of the Corporation's real estate-commercial/construction portfolio is for the development of residential properties. The remainder of the portfolio is for the development of commercial properties, including office buildings, warehouses, shopping centers and hotels.
    Approximately 60% of the Corporation's loan portfolio is secured by the primary residence of the borrower. At December 31, 1994, residential mortgage loans were $1.32 billion and home equity loans were $220.9 million.

LETTERS OF CREDIT

There are two major types of letters of credit:
commercial and standby letters of credit. A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from seller to buyer. This type of letter of credit ensures prompt payment to the seller in accordance with its terms. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a current exposure if the customer defaults on the underlying transaction.
Commercial letters of credit issued by the Corporation totaled $48.0 million at December 31, 1994.
    A standby letter of credit can be either financial or performance-based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument under the terms of the agreement with the beneficiary.
Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or nonfinancial obligation under the terms of the agreement with the beneficiary.
The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. At December 31, 1994, financial standby letters of credit and performance standby letters of credit totaled $24.3 million and $21.5 million, respectively.

FOREIGN CURRENCY CONTRACTS

Capital markets products include commitments to purchase and sell foreign exchange, futures, forward and option contracts. The Corporation utilizes these products to manage its exposure to movements in interest and currency rates, and to generate revenue by assisting customers in managing their own exposure to such rate movements. These products normally include the exchange of securities, foreign currency, or payments based on an agreed upon notional principal balance. The types of risk associated with these products are as follows: credit or performance risk, currency-rate risk, and interest-rate risk. Performance risk relates to the ability of a counterparty to meet its obligations under the contract. Performance risk is limited to the cost of replacing the contract at current rates, and does not include the notional principal balance or other index/instrument used to determine payment streams.
    Currency-rate risk and interest-rate risk arise from changes in the market value of positions stemming from movements in currency and interest rates. The
Corporation limits its exposure to market value changes by entering into offsetting or matching positions. The
Corporation establishes and monitors limits of exposure on unmatched positions.
    Commitments to purchase and sell foreign exchange facilitate the management of currency-rate risk by ensuring that at some future date a customer will have a specific currency at a specified rate. The
Corporation enters into these contracts to serve its customers and to hedge its own risk positions associated with its asset and liability management. In addition to entering into offsetting or matching positions to offset foreign currency-rate risk, the Corporation has established limits on the aggregate amount of open positions, forward trading gaps and total volume of contracts outstanding, as well as counterparty and country limits. At December 31, 1994, commitments to purchase and sell foreign exchange were $41.4 million and $144.3 million, respectively. The difference between these positions is effectively hedged through the Corporation's sterling equity investment in Riggs AP.

INTEREST-RATE AGREEMENTS AND CONTRACTS

The Corporation's management believes that financial derivatives, such as interest-rate agreements, can be an important element of prudent balance sheet and interest-rate risk management. Interest-rate agreements, such as interest-rate swap agreements, involve two parties that have agreed to exchange periodic payments calculated with reference to fixed or variable interest rates applied to an agreed upon notional principal amount. Notional amounts are used to determine the amount of payments exchanged and do not represent an obligation to exchange principal balances.
Interest-rate swaps are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities and reduce the Corporation's interest-rate risk. The Corporation is exposed to certain levels of credit and market risk when entering interest-rate agreements. Credit risk, or the risk that the counterparty will default on its agreed upon payments, is measured as the cost of replacing, at current market rates, the defaulted agreement.
    The Corporation minimizes credit risk by adhering to underwriting standards similar to those used in other credit transactions, as well as by obtaining collateral, if deemed appropriate under the specific circumstances. In addition, all the Corporation's interest-rate swap agreements have been transacted with either major investment or commercial banks. Market risk arises from changes in the market values
(replacement cost of agreements at current prices) of agreements outstanding, the result of changes in interest rates or security values underlying the interest-rate agreements. Market risk is minimized primarily since the Corporation uses interest-rate swaps to hedge certain assets and liabilities, and thus termination of an agreement would be an infrequent event.
    Interest-rate option contracts obligate a contract
"seller" to make payments to a contract "purchaser" in the event that a designated interest-rate index exceeds a contractual "ceiling" level or falls below a contractual "floor" level, or both, as in a "corridor" transaction. The Corporation has entered into such contracts to obtain a specific hedge of certain assets, liabilities or to offset previously entered derivative positions. The credit and market risk for interest-rate option contracts is similar to that for interest-rate swap agreements as described above.
    In October 1994, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting
Standards No. 119 ("SFAS No. 119"), "Disclosure about
Derivative Financial Instruments and Fair Value of
Financial Instruments." SFAS No. 119 provides guidance for proper disclosure for financial instruments, including interest-rate swaps and option contracts (see
Note 1, "Summary of Significant Accounting Policies").

    Other than swaps entered into for customers, the Corporation's involvement with off-balance-sheet financial derivative instruments has been for hedging purposes. Such transactions have no effect on the level of total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded when realized or accrued as adjustments to interest income or interest expense related to the hedged asset or liability. Related fees are deferred and amortized over the lives of the agreements as an adjustment to interest income or interest expense related to the hedged assets or liabilities. Unrealized gains and losses will not be reflected in the accompanying financial statements unless the hedges are terminated.
    At year-end 1994, the Corporation's financial derivative instruments included a $200 million interest-rate swap agreement, entered into in July
1993, to hedge money market assets against the possibility of declining interest rates. Through the end of 1994, this swap agreement has performed as anticipated. The swap agreement entails the receipt of a fixed rate by the Corporation for the five-year term of 5.38%. The Corporation agreed to pay a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The interest-rate swap agreement matures in July 1998. At December 31, 1994, total receivables and payables relating to unpaid interest income/expense from the swap agreement totaled
$1.9 million and $2.1 million, respectively, with no unamortized fees outstanding. Total interest income recorded in 1994 from this swap transaction was $2.1 million, compared with $187 thousand in interest expense recorded, for a total net affect on net interest income of $1.9 million for 1994. As interest rates began to rise in early 1994, the level of interest-rate risk of the Corporation increased. The market value (replacement cost) of the swap agreement has fluctuated, from an unrealized gain of $0.9 million at year-end 1993, to an unrealized loss of approximately $16.8 million at December 31, 1994.
    Based on the possibility of further short-term rate increases by the Federal Reserve, in April 1994, the Corporation purchased two $100 million (notional principal balance) corridors to reduce interest-rate risk related to the above-mentioned interest-rate swap agreement. One of the corridors was for a term of two years, and the other for three years. A premium was paid for these agreements, with the cost amortized over the respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of the adjustments, the Corporation would receive payments from the counterparty if three-month
Libor exceeded a level of approximately 5.60%, and would have to make payments if three-month Libor exceeded 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless
Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. At December 31, 1994, the Corporation was receiving interest payments based on a three-month
Libor rate of 5.69%. These corridor agreements mature in April 1996 and April 1997.
    In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional). This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, also included a termination agreement. A premium was also paid for this corridor, with the cost amortized over the two-year life. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%.
Such payments will cease, if three-month Libor would equal or exceed 8.00% on a reset date. As of year-end
1994, the current Libor rate on the agreement was below
6.00% and no payments were received by the Corporation.
The terminating corridor agreement matures in August
1996.
    At December 31, 1994, total receivables and payables relating to unpaid interest income/expense from all the corridor transactions totaled an aggregate
$2.1 million and $2.0 million, respectively, with aggregate unamortized fees totaling $1.7 million and aggregate unrealized gains of approximately $2.2 million at year-end 1994. Total aggregate net interest income recorded in 1994 from these corridor transactions was $108 thousand, which was more than offset by the amortization of prepaid costs totaling
$1.0 million for 1994.

OTHER COMMITMENTS

During the first quarter of 1991, the Corporation entered into a ten-year outsourcing agreement with Integrated Systems Solutions Corp. ("ISSC"), a subsidiary of IBM, pursuant to which ISSC is managing the operations directly associated with computer and telecommunications functions of the Corporation.
Payments for the remaining six years of the contract are approximately $100.7 million. Total expense under this contract for 1994 was $14.4 million, compared with total expenses of $13.9 million and $14.1 million for 1993 and 1992, respectively.

LITIGATION

In the normal course of business, the Corporation is involved in various types of litigation, including litigation with borrowers that are in default under their loan agreements. In certain instances, borrowers have asserted or threatened counterclaims and defenses based on various "lender liability" theories. In the opinion of management, based on its assessment and consultation with outside counsel, litigation that is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation, as a whole.

NOTE 10. RESERVE BALANCE, FUNDS RESTRICTIONS, REGULATORY
MATTERS AND CAPITAL REQUIREMENTS
_______________________________________________________

RESERVE BALANCES

Riggs-Washington, Riggs-Virginia and Riggs-Maryland must maintain reserves against deposits and Eurocurrency liabilities in accordance with Regulation
D of the Federal Reserve Act. The total average reserve balances amounted to $64.8 million in 1994 and $102.2 million in 1993.

FUNDS RESTRICTIONS

The Federal Reserve Act ("The Act") imposes restrictions upon the amount of loans or advances that banks, such as Riggs-Washington, Riggs-Virginia and Riggs-Maryland, may extend to the Corporation and its non-bank subsidiaries ("affiliates"). Loans by any bank to any one affiliate are limited to 10% of the bank's capital stock and surplus. Further, aggregate loans by any one bank to all of its affiliates may not exceed
20% of its capital stock and surplus. In addition, the Act requires that borrowings by affiliates be secured by designated amounts of collateral.
    The National Bank Act limits dividends payable by national banks without approval of the Comptroller of the Currency to net profits (as defined) retained in the current and preceding two calendar years. The payment of dividends by the Corporation's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital. In addition, the Comptroller of the Currency is authorized to determine, under certain circumstances relating to the financial condition of a national bank, whether the payment of dividends would be an unsafe or unsound banking practice and to prohibit payment thereof.
    Riggs-Washington had combined net losses (as defined) of approximately $49.4 million for 1994 and 1993. Thus, Riggs-Washington's ability to pay dividends to the Corporation in 1995 will depend on whether its earnings exceed such losses. Riggs-Virginia had combined net income (as defined) of approximately $7.8 million for 1994 and 1993, respectively, while Riggs-
Maryland had combined net income of $1.3 million for the same period.
    During 1992, 1993 and 1994, Riggs-Virginia made dividend payments to the Corporation totaling $836 thousand, $1.2 million and $1.8 million, respectively.
Riggs-Washington and Riggs-Maryland made no dividend payments to the Corporation in 1992, 1993 or 1994.

REGULATORY MATTERS

On May 14, 1993, the Corporation entered into a
Memorandum of Understanding with the Federal Reserve
Bank of Richmond ("Reserve Bank") and Riggs-Washington entered into a Written Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Memorandum of Understanding and the Written Agreement were the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United
Kingdom commercial real estate exposure.
    Under the terms of the Memorandum of Understanding, the Corporation will notify the Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Reserve Bank relating to capital, asset quality, loan-loss reserves and operations, including contingency measures if projected operational results do not occur. In addition, the Audit Committee of the Corporation's
Board of Directors will review and submit a report to the Reserve Bank on the adequacy of data submitted to it and the Board, and the Corporation has appointed a compliance committee of Directors to monitor performance under the Memorandum of Understanding. At year-end 1994, the Corporation was in substantial compliance with the provisions and regulations of the Memorandum of Understanding.
    Under the original terms of the Written Agreement, Riggs-Washington had previously appointed a committee of its Board of Directors to monitor and coordinate compliance with the agreement. Riggs-Washington had satisfactorily complied with the requirements of the Written Agreement during 1993 and 1994, and was informed on September 15, 1994, that the OCC had terminated the Written Agreement.

CAPITAL REQUIREMENTS

Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier
I) capital elements. The Corporation's total and core capital ratios were 18.50% and 11.48%, respectively, at December 31, 1994, as compared with 16.81% and 10.76% at December 31, 1993.
    The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, as amended by the Prompt Corrective
Action regulations promulgated by the Federal Deposit
Insurance Corporation Improvement Act of 1991
("FDICIA"), which measures Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain minimum leverage ratios of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal
Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve
Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The
Corporation's leverage ratio was 6.42% at December 31, 1994.

    As a result of enactment of FDICIA, the Federal
Reserve Board and the other federal bank regulatory agencies have placed a greater emphasis on capital ratios of banking organizations. FDICIA expressly conditions the ability of a banking organization to engage in certain activities on the maintenance of capital levels equal to or in excess of minimum guidelines and imposes restrictions on banking organizations that fail to meet minimum guidelines. In addition, the Federal Reserve Board has shown an increased emphasis on the leverage ratio as a regulatory tool.
    The Corporation's policy is to ensure that its operating subsidiaries are capitalized within the appropriate regulatory guidelines. During 1993, the Corporation contributed $38 million to Riggs-Washington to ensure that its capitalization would be in excess of the regulatory guidelines. The Corporation did not make any such contribution in 1994 and has no current plans to make any substantial capital contributions to its subsidiary banks. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are the same as those of the Federal Reserve Board.
    In the event that the Corporation, or any of its banking subsidiaries, falls below the minimum capital requirements, regulatory action may be taken. With respect to the banking subsidiaries, the OCC can take action under the "prompt corrective action" provision of FDICIA. Such actions can vary depending on the severity of the capital position, and may include the refiling of a capital plan, restrictions on growth, and other actions the regulators may deem to be appropriate in order to achieve compliance with capital requirements. FDICIA requires each banking agency, including the OCC, to specify levels at which insured institutions would have the classifications "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" and "critically undercapitalized."
    Each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements and qualifies, at a minimum, as "well capitalized" under the FDICIA regulations. In addition, under Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support such banks. The Corporation's ability to provide financial strength for its subsidiaries will depend on, among other things, its liquidity position and Federal Reserve approval.
    At December 31, 1993, the Corporation adopted SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement requires, among other items, the reporting of unrealized gains and losses on securities available for sale, net of tax effect, in stockholders' equity, contrary to previous accounting policy, which reported such unrealized gains and losses in earnings. At December 31, 1994, the Corporation reported net unrealized losses of $28.1 million in stockholders' equity. The year-end net unrealized losses were excluded from Tier I and Tier II capital for regulatory reporting purposes per current regulatory agency guidance. The regulatory agencies had reviewed the current reporting guidelines in relationship to SFAS No. 115, and decided not to amend the applicable regulatory capital rules to include SFAS
No. 115-related adjustments in equity. Thus, the capital ratios disclosed at December 31, 1994, and 1993, do not include the $28.1 million in net unrealized losses and $1.3 million in net unrealized gains, respectively, from the securities available for sale portfolio.
    The following table reflects the actual and required minimum ratios for the Corporation and its national banking subsidiaries:

CAPITAL RATIOS


                                        December 31,     Required
                                        1994    1993     Minimums
__________________________________________________________________

Riggs National Corporation
  Tier I                                 11.48%  10.76%    4.00%
  Combined Tier I and Tier II            18.50   16.81     8.00
  Leverage*                               6.42    6.03     4.00
The Riggs National Bank of Washington, D.C.
  Tier I                                 13.35   10.69     4.00
  Combined Tier I and Tier II            14.64   11.97     8.00
  Leverage*                               7.39    6.13     4.00
The Riggs National Bank of Virginia
  Tier I                                 18.18   17.05     4.00
  Combined Tier I and Tier II            19.43   18.31     8.00
  Leverage*                               9.74    8.94     4.00
The Riggs National Bank of Maryland
  Tier I                                 13.21   11.46     4.00
  Combined Tier I and Tier II            14.46   12.71     8.00
  Leverage*                               7.33    6.69     4.00

[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher if determined appropriate by the Corporation's primary regulators. The Corporation's regulators have not indicated a requirement higher than 4.00% at December 31, 1994.

NOTE 11. DISCLOSURES ABOUT FAIR VALUE OF
     FINANCIAL INSTRUMENTS
________________________________________

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND MONEY MARKET ASSETS

For short-term investments that reprice or mature in 90 days or less, the carrying amount is a reasonable estimate of fair value.

SECURITIES HELD-TO-MATURITY AND
     SECURITIES AVAILABLE FOR SALE

For U.S. Treasury securities, government agencies securities, municipal securities and mortgage-backed securities, fair values are based on quoted market prices or dealer quotes. For "Other Securities," fair value equals quoted market prices, if available. If a quoted market price is not readily available, as is the case for $8.9 million of Federal Reserve Bank stock at December 31, 1994, and 1993, management believes that the asset's carrying value approximates fair value.

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

DEPOSIT LIABILITIES

The fair value of demand deposit, savings and NOW accounts, and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of investment and negotiable certificates of deposit, and foreign time deposits with a repricing or maturity date extending beyond 90 days, is estimated using a discounted cash flow at the rates currently offered for deposits of similar remaining maturities.
The value attributable to the Corporation's core deposits, representing the relatively low-cost funding afforded by core depositor relationships, has not been considered in the calculation of fair value of deposit liabilities.

SHORT-TERM BORROWINGS

For short-term liabilities, defined as those repricing or maturing in 90 days or less, the carrying amount is a reasonable estimate of fair value.

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

FINANCIAL DERIVATIVES

The fair value of financial derivatives is equal to the replacement value of the derivative. The replacement value is defined as the amount the Corporation would receive or pay to terminate the agreement at the reporting date, taking into account the current market rate of interest and the current creditworthiness of the derivative counterparties.

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments are as follows:


                              December 31, 1994        December 31, 1993
                              __________________       ___________________
                              Carrying     Fair        Carrying     Fair
                               Amount      Value        Amount      Value
__________________________________________________________________________

FINANCIAL ASSETS:
Cash and Due from Banks   $  206,953  $  206,953   $  210,639  $  210,639
Money Market Assets          388,224     388,224      405,946     405,946
Securities Available
  for Sale                   598,277     598,277      708,137     708,137
Securities Held-to-
  Maturity                   443,163     434,993      660,062     660,773
Loans                      2,549,924   2,422,212    2,528,133   2,454,962
Reserve for Loan Losses       97,039          --       86,513          --
__________________________________________________________________________

Total Net Loans            2,452,885   2,422,212    2,441,620   2,454,962

FINANCIAL LIABILITIES:
Deposits                   3,602,794   3,600,549    3,773,824   3,776,108
Short-Term
  Borrowings                 293,437     293,437      454,027     454,027
Long-Term Debt               217,625     203,780      213,325     232,409

OFF-BALANCE-SHEET
COMMITMENTS - ASSET (LIABILITY):
Foreign Exchange  Contracts     (112)       (112)         232         232
Interest-Rate Agreements
  Interest-Rate Swaps           (563)    (17,285)         113      (1,676)
  Forward-Rate Agreements         --          --          (91)        (91)
  Interest-Rate Option
    Contracts                  2,918       5,968           --          --

    Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, the Corporation's ability to actually realize these derived values cannot be assured. Management is concerned that reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates that must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values. In addition, the estimated fair values exclude nonfinancial assets, such as premises and equipment, and certain intangibles, such as core deposit premiums and customer relationships. Thus, the aggregate fair values presented do not represent the underlying value of the Corporation.

NOTE 12. INCOME TAXES
_____________________

In February 1992, SFAS No. 109, "Accounting for Income
Taxes," was issued. SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board No. 11 ("APB No.
11").
    Under SFAS No. 109, deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, SFAS No. 109 provides for the recognition of deferred tax assets based on tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not. Under APB No. 11 deferred tax assets were generally recognized only to the extent realization of such assets was assured beyond a reasonable doubt, which was generally demonstrated by the Corporation's ability to carry back tax losses or tax credits to recover taxes previously paid.
    The Corporation adopted SFAS No. 109 on January 1,
1993, and the effect of adoption was not material.
Income tax provisions for 1992 were determined under APB No. 11 and have not been restated to reflect adoption of SFAS No. 109.
    Income (loss) before income taxes relating to the operations of domestic offices (onshore) and foreign offices (offshore) was as follows:


                             1994         1993         1992
_____________________________________________________________

Domestic Offices            $13,716     $(28,980)   $  3,920
Foreign Offices              19,770      (59,591)    (26,041)
_____________________________________________________________

Total                       $33,486     $(88,571)   $(22,121)

The current and deferred portions of the income tax provision (benefit) were as follows:


                             1994         1993         1992*
_____________________________________________________________

Current Provision (Benefit):
  Federal                   $ 643       $  (24)       $(5,645)
  State                       364          254            257
  Foreign                    (898)        (188)          (239)
______________________________________________________________
Total Current Provision
  (Benefit)                   109           42         (5,627)

Deferred Provision (Benefit):
  Federal                    (642)       5,309          4,453
  State                        --           --             --
  Foreign                      --          289            105
______________________________________________________________
Total Deferred Provision
  (Benefit)                  (642)       5,598          4,558
______________________________________________________________
Provision for Income Tax
  Expense (Benefit)         $(533)      $5,640        $(1,069)

[FN]
* Restated to reflect reclassification of current and deferred taxes based on actual timing differences determined upon filing of tax returns.

RECONCILIATION OF STATUTORY TAX RATES TO
     EFFECTIVE TAX RATES:


                                 1994       1993       1992
_______________________________________________________________

Income Tax Computed at Federal
  Statutory Rate of 34% for
  1994, 1993 and 1992          $11,386    $(30,114)    $(7,522)

Add (Deduct):
  State Tax, Net of Federal
   Tax Benefit                     241         168         170
  Tax-Exempt Security Interest     (11)        (44)        (44)
  Tax-Exempt Loan Interest      (1,427)     (1,688)     (2,445)
  Tax-Exempt Interest
   Disallowance                     27          45          76
  Amortization of Fair Value
   Adjustments                     100         100         100
  Stock Dividend Deduction         (31)        (33)        (19)
  Alternative Minimum Tax          642          --          --
  Tax Benefit (Expense) on
   Transfer of Foreign Assets
   not Recognized               (1,928)      3,119          --
  Tax Benefit (Expense) on
   Foreign Exchange Translation
   Adjustment not Recognized    (1,108)      5,591          --
  Tax Benefit of Net Operating
   Loss not Recognized              --      27,504       7,979
  Tax Benefit of Net Operating
   Loss Carryforwards           (7,068)         --          --
  Other, Net                    (1,356)        992         636
_______________________________________________________________
Provision for Income Tax
  Expense (Benefit)            $  (533)    $ 5,640     $(1,069)
_______________________________________________________________
Effective Tax Rate                (1.6)%      (6.4)%       4.8%

The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 1994 and 1993, follow:

SOURCES OF TEMPORARY DIFFERENCES RESULTING IN
      DEFERRED TAX LIABILITIES (ASSETS):


                                           1994           1993
__________________________________________________________________

Excess Tax Over Book Depreciation         $   597        $  1,056
Pension Plan and Post-Retirement              137           1,032
Other, Net                                  1,182              --
__________________________________________________________________

Total Deferred Tax Liabilities              1,916           2,088

Accrual to Cash Basis Conversion             (812)           (366)
Provision for Losses                      (34,645)        (34,445)
Other Real Estate Owned                   (11,415)        (14,314)
Deferred Loan Fees                           (362)           (459)
Unrealized Loss on Securities                  --             (42)
Alternative Minimum Tax Carryover          (5,461)         (5,072)
Other Tax Credit Carryovers                  (886)           (886)
Net Operating Loss Carryover              (13,937)        (22,479)
Capital Loss Carryover                     (1,145)             --
Amortization of Derivative Contract Payment  (504)             --
Other, Net                                 (3,044)         (3,293)
__________________________________________________________________

Total Deferred Tax Assets                 (72,211)        (81,356)
Valuation Allowance                        64,834          74,694
__________________________________________________________________

Net Deferred Tax Liability (Asset)       $ (5,461)       $ (4,574)

At December 31, 1993, and 1994, the Corporation maintained a valuation allowance of approximately $74.7 million and $64.8 million, respectively, to reduce the net deferred tax asset to $4.6 million and $5.5 million, respectively.
    The net change in the valuation allowance for deferred tax assets during 1994 was a decrease of $9.9 million. The change related to a reduction in unbenefited regular deferred assets of $9.5 million, primarily due to the utilization of net operating loss carryforwards and an increase in the benefit of the alternative tax credit carryforwards of $0.4 million.
    The deferred tax assets include, among other items, investment tax credit carryforwards for federal income tax purposes of $0.8 million that are available to reduce future federal income tax through 2004, $0.1 million in foreign tax credit carryforwards that are available to reduce future income tax through 1997, and alternative minimum tax credit carryforwards of $5.5 million that are available to reduce future federal regular income taxes over an indefinite period. In addition, the deferred tax assets include the benefit of tax loss carryforwards of $13.9 million, detailed as follows:

                          Expire
                         in 2008   Unlimited    Total
_______________________________________________________
Federal Taxes             $3,302    $    --     $ 3,302
State Taxes                  513         --         513
Foreign Taxes                 --     10,122      10,122
__________________________________________________________________

Total                     $3,815    $10,122     $13,937

NOTE 13. COMMON AND PREFERRED STOCK
___________________________________

The Corporation is authorized to issue 50 million shares of Common Stock, par value $2.50 (the "Common
Stock"). At December 31, 1994, the Corporation had
30,244,414 shares issued and outstanding.
    On October 21, 1993, the Corporation issued
5,000,000 shares of Common Stock, at a price of $7.75 per share, in transactions exempt from the registration requirements of the Securities Act of 1933. The net proceeds from the sale of the Common Stock totaled approximately $37.0 million.
    Pursuant to a rights offering that commenced on December 12, 1991, and expired on January 23, 1992, the
Corporation sold 11,445,000 shares of Common Stock, representing all of the shares offered, at a subscription price of $4.375 per share. Net proceeds from the offering were $49.1 million.
    The Corporation is authorized to issue 25 million shares of Preferred Stock, the conditions of which will be set at the time of issuance. On October 21, 1993, the Corporation issued 4,000,000 shares of 10.75%
Noncumulative Perpetual Preferred Stock, Series B
("Series B Preferred"), in transactions exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred shares have a liquidation preference of $25 per share, no preemptive rights, limited public market and are non-voting (subject to certain limited exceptions). The Series B Preferred is not redeemable prior to October 1, 1998, at which time, at the Corporation's option, the Corporation may redeem in whole or in part the Series B Preferred at prices ranging from $27.25 in October 1998 to $25.00 in October 2008 and thereafter, plus accrued but unpaid dividends.
    There is no mandatory redemption or sinking fund obligation associated with the Series B Preferred.
Dividends are payable on February 1, May 1, August 1 and November 1 of each year and are noncumulative. The proceeds from the Series B Preferred issuance, net of expenses, was $95.3 million.
    During the second quarter of 1992, the Corporation issued 764,537 shares of 7.5% Cumulative Convertible
Preferred Stock, Series A ("Series A Preferred"), to
Norwich Union Life Insurance Society, a major insurance company headquartered in Norwich, England. The Series A
Preferred was issued in exchange for debt of Riggs AP
Bank Ltd., the Corporation's indirectly owned United
Kingdom banking subsidiary. The Series A Preferred had no preemptive rights and were non-voting, subject to certain limited exceptions. The Series A Preferred shares had a liquidation preference of $25 per share and were convertible at the holder's option into 2,002,141 shares of common stock, at $9.5465 per share.
    On September 27, 1994, the Corporation repurchased all 764,537 shares of its 7.5% Cumulative Convertible
Preferred Stock, Series A. The purchase price was $19.1 million, which is equal to the original issue price in June 1992.

NOTE 14. BENEFIT PLANS
______________________

PENSION PLANS

RIGGS NATIONAL CORPORATION

Under the Corporation's noncontributory defined benefit pension plan, available to substantially all employees who qualify with respect to age and length of service, benefits are normally based on years of service and the average of the highest base annual salary for a consecutive five-year period prior to retirement.

RECONCILIATION OF FUNDED STATUS AND
     PREPAID PENSION COST

                                 1994      1993        1992
_______________________________________________________________

Actuarial present value of
 accumulated benefit
 obligation:
  Vested benefits             $(60,167)   $(61,010)   $(50,017)
  Nonvested benefits            (1,195)     (3,415)     (2,666)
_______________________________________________________________

Total                         $(61,362)   $(64,425)   $(52,683)
_______________________________________________________________

Actuarial present value of
 projected benefit
 obligation, for
 services rendered to date    $(67,368)   $(77,243)   $(62,878)
Plan assets at fair value_
 primarily unit funds           62,831      66,780      64,624
_______________________________________________________________

Plan assets in excess (deficit)
 of projected benefit
 obligation                   $ (4,537)   $(10,463)   $  1,746
Unrecognized net loss from
 past experience different
 from that assumed and
 effects of changes in
 assumptions                    12,463      19,757       9,040
Unrecognized balance of
 initial net asset              (2,189)     (2,920)     (3,651)
Unrecognized prior service cost (1,166)     (1,278)     (1,602)
_______________________________________________________________

Prepaid pension cost           $ 4,571    $  5,096    $  5,533

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

NET PERIODIC PENSION COST


                                 1994        1993        1992
_______________________________________________________________

Service cost - benefits
 earned during the period      $ 1,357     $ 1,773     $ 1,828
Interest cost on projected
 benefit obligation              5,329       5,427       5,149
Actual return on plan assets      (788)     (7,840)     (5,039)
Net amortization and deferral   (5,373)      1,285      (1,323)
_______________________________________________________________

Net periodic pension cost      $   525      $  645     $   615

Assumptions used in accounting
 for the plan were:               1994        1993        1992
_______________________________________________________________
Weighted-average discount rate    8.50%       7.50%       8.75%
Rates of increase in
 compensation levels              4.00%       5.00%       5.00%
Expected long-term rate of
 return on plan assets           10.00%      10.00%      10.00%
_______________________________________________________________

RIGGS AP BANK

The Riggs AP pension plan provides monthly pension payments upon normal retirement at age 60 or upon later retirement to substantially all employees. The plan has a final-pay benefit formula that takes into account years of service.

RECONCILIATION OF FUNDED STATUS AND
     PREPAID PENSION COST - RIGGS AP


                                 1994        1993         1992
_______________________________________________________________

Actuarial present value of
 accumulated benefit
 obligation:
  Vested benefits              $(8,608)    $(10,767)   $ (9,868)
  Nonvested benefits                --           --          (5)
_______________________________________________________________

Total                          $(8,608)    $(10,767)   $ (9,873)
_______________________________________________________________

Actuarial present value
  of projected benefit
  obligation, for service
  rendered to date             $(9,024)    $(12,105)   $(10,637)
Plan assets at fair value _
  primarily unit funds          11,693       14,876      13,028
_______________________________________________________________

Plan assets in excess of
  projected benefit
  obligation                   $ 2,669      $ 2,771     $ 2,391
Unrecognized net loss (gain)
  from past experience
  different from that assumed
  and effects of changes in
  assumptions                   (3,009)      (2,638)     (1,938)
Unrecognized balance of
  initial net asset             (1,367)      (1,499)     (1,742)
_______________________________________________________________

Accrued pension cost           $(1,707)     $(1,366)    $(1,289)

    Riggs AP's annual pension costs are determined based on the Projected Unit Credit Cost Method, with specific amortization schedules for the various categories of plan liabilities. Actuarial assumptions are selected based on guidelines established by the Financial Accounting Standards Board.

NET PERIODIC PENSION COST - RIGGS AP


                                  1994      1993        1992
_______________________________________________________________

Service cost - benefits earned
  during the period            $   489      $   489    $    625
Interest cost on projected
  benefit obligation               733          917       1,009
Actual return on plan assets       521       (1,021)     (1,158)
Net amortization and
  deferral                      (1,571)        (208)       (237)
_______________________________________________________________

Net periodic pension cost       $  172      $   177     $   239
_______________________________________________________________

Assumptions used in
accounting for the plan
were:                            1994         1993         1992
_______________________________________________________________

Weighted-average discount
  rate                           8.5%         8.0%          9.0%
Rates of increase in
  compensation levels            6.5%         7.0%          7.0%
Expected long-term rate of
  return on plan assets          8.5%         9.0%          9.0%


OTHER BENEFIT PLANS

Effective January 1, 1993, the Corporation adopted a
Supplemental Executive Retirement plan to provide supplemental retirement income and preretirement death benefits to certain key employees. The amount of benefits is based on the participant's corporate title, functional responsibility and service as a member of the Board of Directors. Upon the later of a participant's termination of employment or attainment of age 62, the participant will receive the vested portion of the supplemental retirement benefit, payable for the life of the participant, but for no more than 15 years.
    In October 1993, the Corporation began sponsorship of a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which is available to substantially all employees. Employees' annual contributions may be partially matched, as determined by the Board of Directors. The Corporation did not provide a matching contribution to the Plan in 1993 or 1994.

POSTRETIREMENT BENEFITS

The Corporation provides certain health care and life insurance benefits for retired employees. Three benefit plans are provided: Medical and Hospitalization
Insurance, Dental Insurance and Life Insurance.
Substantially all active employees may become eligible for benefits if they reach normal retirement age or if they retire earlier with at least ten years' service.
Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Corporation recognizes the cost of providing those benefits by expensing the annual insurance premiums, which were $6.1 million in 1994, $6.6 million in 1993 and $6.4 million in 1992.
    In December 1990, the Financial Accounting
Standards Board issued SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than
Pensions." The Statement requires a significant change in the Corporation's historical practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of benefits during the years that the employee renders the necessary service. The Statement is generally effective for fiscal years beginning after December 15, 1992, except that its application to plans outside the United
States (such as Riggs AP's plan) was delayed to fiscal years beginning after December 15, 1994. The
Corporation implemented SFAS No. 106 on January 1,
1993, resulting in an accumulated transition obligation of $13.0 million, which the

Corporation elected to recognize over a 20-year period.
The Corporation incurred approximately $2.4 million in 1994 for postretirement health and life insurance expenses, which included $651 thousand relating to the amortization of the transition obligation.

The net periodic costs for postretirement health and life insurance benefits are as follows:


                                  1994          1993
______________________________________________________
Service Cost                      $  283        $  596
Interest Cost                      1,264         1,128
Other                                893           652
______________________________________________________
Total                             $2,440        $2,376

    The funding status of the postretirement plans and the amounts recognized in the Corporation's Statements of Financial Condition at December 31, 1994, and 1993, follow:

                                 1994          1993
______________________________________________________

Accumulated postretirement
  benefit obligation:
  Retirees                      $ 11,143      $ 10,865
  Fully eligible active plan
    participants                   1,416         1,867
  Other active plan participants   3,425         2,343
______________________________________________________
Total                             15,984        15,075

Unrecognized transition
  obligation                     (11,725)      (12,377)
Unrecognized net loss             (4,045)       (4,080)
Unrecognized prior service cost    2,434         2,782
______________________________________________________
Accrued postretirement
  benefit cost                  $  2,648      $  1,400

The assumed health care cost trend rate ranged from 6% to 11% for 1994 and from 8% to 12% for 1993, gradually decreasing to 6% by the year 2004 and remaining constant thereafter. A discount rate of 7.5% was used in 1994 and 1993 to determine the accumulated postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1994, by $1.5 million, and increase the net periodic postretirement benefit cost for 1994 by $172 thousand.

STOCK OPTION PLANS

On March 10, 1993, the Board of Directors of the
Corporation adopted the "1993 Stock Option Plan" (the
"1993 Plan"), which was approved at the May 14, 1993, Annual Meeting of Shareholders. The 1993 Plan provides for the issuance of options to purchase shares of Common Stock of the Corporation. Key employees of the Corporation and certain subsidiaries may be granted either incentive or nonqualified stock options.
Generally, the exercise price cannot be less than the fair market value of the Common Stock at the date of grant. The aggregate number of shares of Common Stock reserved for issuance upon exercise of options granted under the 1993 Plan is 1,250,000. Unless previously terminated by the Board of Directors, the Plan will terminate on March 10, 2003.
    A summary of the stock option activity under the 1993 Plan follows:


                            Stock       Average Price
                           Options        Per Share
______________________________________________________

Outstanding at
  December 31, 1992             --          $  --
Granted                    742,000           8.53
Exercised                       --             --
Terminated                      --             --
_________________________________________________
Outstanding at
  December 31, 1993        742,000           8.53
Granted                    596,000           9.77
Exercised                   22,400           9.00
Terminated                 463,200           8.24
_________________________________________________
Outstanding at
  December 31, 1994        852,400          $9.54

    On May 11, 1994, the shareholders approved the Corporation's 1994 Stock Option Plan (the "1994 Plan"), which was adopted by the Corporation's Board of Directors in February 1994. Under the 1994 Plan, options to purchase up to 1,250,000 shares of Common
Stock may be granted to key employees. As of December
31, 1994, no shares had been granted under the 1994
Plan.

NOTE 15. FOREIGN ACTIVITIES
___________________________

Foreign activities are those conducted with customers
domiciled outside the United States, regardless of the
location of the banking office. Foreign business
activity is substantially integrated within the
Corporation. As a result, it is not possible to
definitively classify the business of most operating
activities as entirely domestic or foreign. The Foreign
Consolidated Statements of Condition shown below
reflect the portion of the Corporation's consolidated
statements of condition which can be attributed to
transactions with customers who are domiciled outside
the United States.
             _______________________________

FOREIGN CONSOLIDATED STATEMENTS OF CONDITION

                                          December 31,
                                 1994         1993         1992
_________________________________________________________________
ASSETS
Deposits with Banks in Foreign
 Countries:
  Interest-Bearing              $176,384     $144,446     $538,822
  Other                            2,299        6,775        7,024
__________________________________________________________________

Total Deposits with Banks in
  Foreign Countries              178,683      151,221      545,846
Securities Available for Sale         --        1,915           --
Securities Held-to-Maturity           --       13,659       41,896
__________________________________________________________________

Loans to Foreign Customers:
  Governments and Official
   Institutions                   26,013       28,113       29,319
  Banks and Financial
   Institutions                   11,517       14,999       24,734
  Commercial and Industrial and
   Commercial Property           146,104      192,576      290,517
  Other                           20,886       19,530       25,999
__________________________________________________________________

Total Loans, Net of Unearned
  Discount                       204,520      255,218      370,569
Less: Reserve for Loan Losses     22,899       27,785       25,481
__________________________________________________________________

Total Net Loans                  181,621      227,433      345,088
Pool Funds Provided, Net/1/      351,157      202,960       45,028
Other Assets                      47,161       65,467       98,839
__________________________________________________________________

Total Assets                    $758,622     $662,655   $1,076,697

LIABILITIES
Foreign Deposits:
  Banks in Foreign Countries    $ 53,575     $ 50,507   $  165,660
  Governments and Official
   Institutions                  201,905      142,769      150,249
  Other                          390,262      410,900      678,425
__________________________________________________________________

Total Deposits/2/                645,742      604,176      994,334
Short-Term Borrowings                228          373           31
Other Liabilities                112,652       58,106       82,332
__________________________________________________________________

Total Liabilities               $758,622     $662,655   $1,076,697

SUPPLEMENTAL DATA ON FOREIGN
  DEPOSITS
Demand                          $135,746     $138,241   $  127,813
Savings, NOW and Money
  Market                         236,241      252,785      334,773
Time/3/                          273,755      213,150      531,748
__________________________________________________________________
Total Foreign Deposits          $645,742     $604,176     $994,334

[FN]
/1/ Pool Funds Provided, Net are amounts contributed by foreign activities to fund domestic activities.
/2/ Total foreign deposits in domestic offices totaled $370.5 million, $395.4 million and $480.0 million at December 31, 1994, 1993 and 1992, respectively.
/3/ A majority of time deposits are in amounts of $100 thousand or more.

    The table to the right reflects changes in the reserve for loan losses on loans to customers domiciled outside the United States. Allocations of the provision for loan losses are based upon actual charge-off experience and additional amounts deemed necessary in relation to risks inherent in the foreign loan portfolio.
    The table below reflects foreign activity assets by geographical location for the last three years and selected categories of the Consolidated Statements of Income. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank's home country are considered as loans to, or deposits with, the foreign bank. To measure profitability of foreign activity, the Corporation has established an integral pricing system for units that are users or providers of funds. Noninterest income and expense allocations are based on earning assets and interest-bearing liabilities identified with each geographical area.

FOREIGN RESERVE FOR LOAN LOSSES


                       1994        1993        1992
______________________________________________________

Balance, January 1    $27,785     $25,481     $31,434

Provisions for Loan
  Losses               (7,899)     29,511      32,534

Loans Charged-Off       3,219      31,400      35,575
Less: Recoveries on
  Charged-Off Loans     5,034       4,712         279
______________________________________________________

Net Charge-Offs
  (Recoveries)         (1,815)     26,688      35,296

Foreign Exchange
  Translation
    Adjustments         1,198        (519)     (3,191)
______________________________________________________
Balance, December 31  $22,899     $27,785     $25,481

         ________________________________________


GEOGRAPHICAL PERFORMANCE

                                                           Income (Loss)    Net
                             Total Assets  Total    Total     before      Income
                             December 31, Revenue  Expenses Income Taxes  (Loss)
_________________________________________________________________________________

Middle East and Africa   1994   $53,890   $10,581   $11,704   $(1,123)   $(1,105)
                         1993    51,703    10,575    11,536      (961)    (1,023)
                         1992    32,719    12,162    13,400    (1,238)    (1,174)
_________________________________________________________________________________

Europe                   1994   291,837    22,825    11,592    11,233     11,054
                         1993   296,693    33,538    92,604   (59,066)   (62,829)
                         1992   671,297    66,826    96,981   (30,155)   (28,609)
_________________________________________________________________________________

Asia/Pacific             1994    12,122     3,184     1,765     1,419      1,396
                         1993    11,755     4,681     2,823     1,858      1,976
                         1992    10,234     4,750     6,064    (1,314)    (1,246)
________________________________________________________________________________

South and Central America1994     9,869     7,940     3,192     4,748      4,673
                         1993    22,200    10,278     6,028     4,250      4,521
                         1992    42,904    12,957     9,517     3,440      3,263
________________________________________________________________________________

Caribbean                1994    26,093     1,209     1,780      (571)      (562)
                         1993    73,456     1,774     1,745        29         31
                         1992   244,522     3,639     3,968      (329)      (312)
_________________________________________________________________________________

Other                    1994    13,654     1,353       690       663        653
                         1993     3,888     2,065     1,520       545        579
                         1992    29,993     1,609     1,478       131        124
________________________________________________________________________________

Total Foreign*           1994  $407,465   $47,092  $ 30,723  $ 16,369   $ 16,109
                         1993   459,695    62,911   116,256   (53,345)   (56,745)
                         1992 1,031,669   101,943   131,408   (29,465)   (27,954)
________________________________________________________________________________

Percentage of Foreign    1994         9%       13%       10%       49%        47%
  To Consolidated        1993        10        17        25       n/a        n/a
                         1992        20        22        27       n/a        n/a

[FN]
* Total foreign assets at December 31, 1994, 1993 and 1992, exclude net pool funds contributed by foreign activities to fund domestic activities.

NOTE 16. PARENT CORPORATION FINANCIAL STATEMENTS
________________________________________________

STATEMENTS OF INCOME

                                             Years Ended December 31,
                                         1994           1993           1992
______________________________________________________________________________

REVENUES

Dividends from Subsidiaries             $  1,850       $  1,594      $  1,003
Interest on Loans                             --             --            15
Interest on Time Deposit Placements           43            173         1,156
Interest on Reverse Repurchase Agreements  6,287          1,755         1,520
Interest and Dividends on Securities
  Held-to-Maturity                           217            809           533
Other Operating Income                     1,484          2,502         3,720
______________________________________________________________________________
Total Revenues                             9,881          6,833         7,947

OPERATING EXPENSES

Interest Expense                          20,229         15,009        14,603
Other Operating Expenses                   4,710          3,995        12,922
______________________________________________________________________________
Total Operating Expenses                  24,939         19,004        27,525

Income (Loss) before Taxes               (15,058)       (12,171)      (19,578)
Applicable Income Tax (Benefit) Expense* (10,478)        (1,780)       (2,999)
______________________________________________________________________________

Income (Loss) before Undistributed
  Earnings (Losses) of Subsidiaries       (4,580)       (10,391)      (16,579)
Undistributed Earnings (Losses) of
  Subsidiaries                            38,599        (83,820)       (4,473)
______________________________________________________________________________
Net Income (Loss)                       $ 34,019       $(94,211)     $(21,052)

[FN]
* Applicable income taxes are provided for based on parent corporation income only and do not reflect the tax expense or benefit of the subsidiaries' operations.



STATEMENTS OF CONDITION

                                                       December 31,
                                                  1994               1993
______________________________________________________________________________
ASSETS

Cash and Due from Banks                          $  1,099            $  1,548
Intercompany Reverse Repurchase Agreements        114,400             157,960
Securities Held-to-Maturity                            --             134,783
Securities Available for Sale                       8,000                  --
Premises and Equipment, Net                         9,921              10,258
Investment in Subsidiaries                        333,430             323,266
Other Assets                                       24,476              14,992
______________________________________________________________________________
Total Assets                                     $491,326            $642,807

LIABILITIES

Intercompany Repurchase Agreements               $     --            $134,660
Other Liabilities                                   6,038               1,625
Long-Term Debt                                    217,625             213,325
______________________________________________________________________________
Total Liabilities                                 223,663             349,610

STOCKHOLDERS' EQUITY

Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at
   December 31, 1994, and 1993;
   Liquidation Preference - $25 per
   share Cumulative Convertible
   Series A - 764,537 shares at
   December 31, 1993                                   --                 765
  Noncumulative Perpetual Series B -
   4,000,000 shares at December 31,
   1994, and 1993                                   4,000               4,000
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at
   December 31, 1994, and 1993 Shares
   Issued - 31,145,212 at December 31,
   1994, and 31,122,812 at December 31,
   1993                                            77,863              77,807
Surplus:
  Preferred Stock                                  91,192             109,541
  Common Stock                                    156,123             156,023
Foreign Exchange Translation Adjustments             (634)             (1,527)
Undivided Profits (Accumulated Deficit)            (9,014)            (30,965)
Unrealized Gain (Loss) on Securities
  Available for Sale, Net                         (28,144)              1,276
Treasury Stock - 900,798 shares at
  December 31, 1994, and 1993                     (23,723)            (23,723)
______________________________________________________________________________
Total Stockholders' Equity                         267,663             293,197
______________________________________________________________________________

Total Liabilities and Stockholders' Equity        $491,326            $642,807

STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                    1994         1993         1992
____________________________________________________________________________________

Cash Flows from Operating Activities:
Net Income (Loss)                                 $34,019     $(94,211)    $(21,052)
Adjustments to Reconcile Net Income
(Loss) to Net Cash
  (Used In) Provided by Operating Activities:
  Provisions for Loan Losses, Other Real
    Estate Owned, Depreciation and
    Purchase Accounting                             1,431        1,537        9,667
  Losses on Securities Available for Sale           1,198           --           --
  Increase in Other Assets                        (10,326)      (2,407)      (3,734)
  Increase in Other Liabilities                     8,163          163        1,007
  Undistributed (Earnings) Losses of Subsidiaries (38,599)      83,820        4,473
____________________________________________________________________________________

   Total Adjustments                              (38,133)      83,113       11,413
____________________________________________________________________________________

Net Cash (Used In) Provided by Operating
   Activities                                      (4,114)     (11,098)      (9,639)
____________________________________________________________________________________

Cash Flows from Investing Activities:
  Proceeds from Securities Held-to-Maturity       134,783           --          500
  Purchase of Securities Held-to-Maturity              --     (134,783)          --
  Purchase of Securities Available for Sale       (10,000)          --           --
  Net Decrease in Capital Notes of Banking
    Subsidiaries                                       --           --       11,598
  Net Decrease in Loans                                --           --        3,000
  Net (Increase) Decrease in Premises, Net           (252)          (1)          82
  Net Increase in Investment in Subsidiaries          (11)     (50,040)      (2,188)
  Other, Net                                           --        1,679        1,137
____________________________________________________________________________________

Net Cash Provided by (Used in) Investing
   Activities                                     124,520     (183,145)      14,129
____________________________________________________________________________________

Cash Flows from Financing Activities:
  Net (Decrease) Increase in Short-Term
    Borrowings                                   (134,660)     134,660           --
  Net Proceeds from the Issuance of
    Long-Term Debt                                121,250           --           --
  Repayments of Long-Term Debt                   (120,700)          --           --
  Net Proceeds from the (Repurchase)
    Issuance of Preferred Stock                   (19,113)      95,309           --
  Net Proceeds from Issuance of Common Stock          201       36,951       49,065
  Dividend Payments                               (12,124)      (1,434)        (358)
  Other, Net                                         (162)          --           --
____________________________________________________________________________________

Net Cash (Used In) Provided by Financing
  Activities                                     (165,308)     265,486       48,707
____________________________________________________________________________________

Effect of Exchange Rate Changes                       893        9,886       (6,211)
____________________________________________________________________________________

Net (Decrease) Increase in Cash and
  Cash Equivalents                                (44,009)      81,129       46,986

Cash and Cash Equivalents at
  Beginning of Year                               159,508       78,379       31,393
____________________________________________________________________________________

Cash and Cash Equivalents at
  End of Year                                    $115,499     $159,508      $78,379

Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Preferred Stock Issued in Exchange for
    Long-Term Debt                                $    --      $    --      $18,997

Supplemental Disclosures:
  Interest Paid                                   $19,145       $14,469     $14,647
  Income Tax (Refunds)                             (7,409)           --      (7,061)

MANAGEMENT'S REPORT OF FINANCIAL STATEMENTS


TO OUR STOCKHOLDERS:

Management is responsible for the integrity of all financial data included in this Annual Report. The financial statements and related notes are prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgment. Financial information beyond the financial statements is presented in a manner consistent with the Corporation's financial statements.
    Management maintains a system of accounting internal control that includes an internal audit program. The internal control system provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and accounting records are reliable for the timely preparation of financial statements. The foundation of the internal control system is the Corporation's Code of Ethics, which provides a guide to all employees consistent with the highest standards of business conduct. The internal control system is further supported by management's policies and established accounting procedures. The internal control system is monitored and modified continually to improve the system and respond to changes in business environment and operations.
    The Board of Directors has an Audit Committee composed of five outside and independent directors. The Committee meets periodically with independent public accountants, internal auditors and management to determine the effectiveness of the internal control system and to review the scope and/or results of audits and other related matters. The independent public accountants and internal auditors have direct access to the Corporation's Audit Committee.
    The consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, in accordance with generally accepted auditing standards, whose audit includes a review of the system of internal controls, test of accounting records and other auditing procedures considered necessary to formulate an opinion on the consolidated financial statements. Management recognizes that there are inherent limitations within any system of internal controls, including the Corporation's, which relate to the overall cost of the internal control system and the resulting effectiveness thereof. Management believes that the Corporation's system of internal controls provides reasonable assurance that financial data are recorded properly and in a timely manner for the preparation of reliable financial statements.




/s/Joe L. Allbritton /s/Timothy C. Coughlin /s/John L. Davis
Chairman of the         President              Chief
Board and                                      Financial
Chief Executive Officer                        Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO RIGGS NATIONAL CORPORATION:

We have audited the accompanying consolidated statements of condition of RIGGS NATIONAL CORPORATION (a Delaware corporation) and its subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Riggs National Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Riggs AP Bank Limited (an indirect, wholly owned subsidiary), which statements reflect total assets of 10.3%, and total interest income of 20.7%, of the related consolidated totals for 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Riggs AP Bank Limited, is based solely on the report of the other auditors.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP

Washington, D.C.,
January 23, 1995
                                      63

SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL INFORMATION

                                                  1994
Unaudited for the Years Ended
December 31, 1994, 1993 and 1992
(In Thousands, Except Per            First   Second   Third   Fourth
Share Amounts)                      Quarter  Quarter  Quarter Quarter
_______________________________________________________________________

Interest Income                    $63,898  $64,423  $67,419   $70,265
Interest Expense                    26,939   26,189   27,936    31,659
_______________________________________________________________________

Net Interest Income                 36,959   38,234   39,483    38,606
Less: Provision for Loan Losses      2,100    2,100    2,100        --
_______________________________________________________________________

Net Interest Income (Loss)
  after Provision for Loan Losses   34,859   36,134   37,383    38,606
Noninterest Income                  26,771   22,562   18,793    17,398
Noninterest Expense                 53,587   49,556   47,775    48,102
_______________________________________________________________________

Income (Loss) before Taxes           8,043    9,140    8,401     7,902
Applicable Income Tax (Benefit)
  Expense                              130     (693)     171      (141)
_______________________________________________________________________

Net Income (Loss)                    7,913    9,833    8,230     8,043
Less: Dividends on Preferred Stock   3,345    3,046    3,045     2,688
_______________________________________________________________________

Net Income (Loss) Available
  for Common Stock                 $ 4,568  $ 6,787  $ 5,185   $ 5,355
_______________________________________________________________________

Earnings (Loss) Per Common Share   $   .15  $   .23  $   .17   $   .17

CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION

                           1994     1993      1992     1991     1990
_______________________________________________________________________

NET INCOME TO AVERAGE:
Earning Assets             .84%    (2.18)%    (.46)%   (1.18)%  (.89)%
Total Assets               .76     (1.91)     (.40)    (1.04)   (.80)
Stockholders'Equity      12.01    (42.84)    (7.99)   (25.19) (16.63)
_______________________________________________________________________

AVERAGE:
Loans to Deposits        69.80%    51.65%    55.33%    64.64%  71.38%
Stockholders'Equity
  to Loans               10.89     10.08     10.26      7.36    8.35
Stockholders'Equity
  to Deposits             7.60      5.21      5.68      4.76    5.96
Stockholders'Equity
  to Assets               6.29      4.46      5.00      4.15    4.82
_______________________________________________________________________

AT DECEMBER 31:
Reserve for Loan Losses
  to Net Loans            3.81%     3.42%     3.86%     3.45%   2.84%

Common Stockholders      3,712     4,488     4,481     4,389   4,365
Employees                1,624     1,667     2,147     2,187   2,426
Banking Offices             68        75        76        75      76
_______________________________________________________________________

PER SHARE DATA:
Dividend Payout
  Ratio                    n/a       n/a       n/a       n/a      n/a
Average Common Shares
  Outstanding      30,230,213 26,208,315 24,534,063 13,777,014 13,777,014
Book Value per
  Common Share          $5.70      $5.92      $8.98     $14.88     $20.16

________________________________________________________________________

                                      64

QUARTERLY FINANCIAL INFORMATION


                                                  1993
Unaudited for the Years Ended
December 31, 1994, 1993 and 1992
(In Thousands, Except Per            First   Second   Third   Fourth
Share Amounts)                      Quarter  Quarter  Quarter Quarter
_______________________________________________________________________

Interest Income                   $ 67,784  $65,290 $ 61,961   $61,916
Interest Expense                    33,829   32,044   29,511    26,746
_______________________________________________________________________

Net Interest Income                 33,955   33,246   32,450    35,170
Less: Provision for Loan Losses     14,200   49,193    3,772     2,125
_______________________________________________________________________

Net Interest Income (Loss)
  after Provision for Loan Losses   19,755  (15,947)  28,678    33,045
Noninterest Income                  22,250   47,274   21,887    21,239
Noninterest Expense                 69,461   98,660   47,510    51,121
_______________________________________________________________________

Income (Loss) before Taxes         (27,456) (67,333)   3,055     3,163
Applicable Income Tax (Benefit)
  Expense                              165    5,300       93        82
_______________________________________________________________________

Net Income (Loss)                  (27,621) (72,633)   2,962     3,081
Less: Dividends on Preferred Stock     358      358      359       359
_______________________________________________________________________

Net Income (Loss) Available
  for Common Stock                $(27,979)$(72,991)  $2,603    $2,722
_______________________________________________________________________

Earnings (Loss) Per Common Share  $  (1.11)$  (2.89)  $  .10    $  .09


                                                  1992
Unaudited for the Years Ended
December 31, 1994, 1993 and 1992
(In Thousands, Except Per            First   Second   Third   Fourth
Share Amounts)                      Quarter  Quarter  Quarter Quarter
_______________________________________________________________________

Interest Income                   $ 90,155  $89,017 $ 79,178   $69,190
Interest Expense                    54,464   52,646   45,421    37,073
_______________________________________________________________________

Net Interest Income                 35,691   36,371   33,757    32,117
Less: Provision for Loan Losses      6,375   11,657    6,780    27,255
_______________________________________________________________________

Net Interest Income (Loss)
  after Provision for Loan Losses   29,316   24,714   26,977     4,862
Noninterest Income                  27,073   30,668   45,180    27,492
Noninterest Expense                 56,603   57,585   66,860    57,355
_______________________________________________________________________

Income (Loss) before Taxes            (214)  (2,203)   5,297   (25,001)
Applicable Income Tax (Benefit)
  Expense                              (19)    (190)      80      (940)
_______________________________________________________________________

Net Income (Loss)                     (195)  (2,013)   5,217   (24,061)
Less: Dividends on Preferred Stock      --       --       --       358
_______________________________________________________________________

Net Income (Loss) Available
  for Common Stock                $   (195) $(2,013)  $5,217  $(24,419)
_______________________________________________________________________

Earnings (Loss) Per Common Share  $   (.01) $  (.08)  $  .21  $   (.97)




QUARTERLY STOCK INFORMATION*
                                  Price Range           Dividends
                               High          Low         Declared

----------------------------------------------------------------------

1994  Fourth Quarter         $10.50         $7.50          $_
      Third Quarter           11.25          8.75           _
      Second Quarter          10.25          7.75           _
      First Quarter           10.75          8.375          _
__________________________________________________________________

1993  Fourth Quarter         $9.375         $7.875         $_
      Third Quarter            9.50           6.25          _
      Second Quarter          10.625          7.125         _
      First Quarter           11.625          7.75          _
____________________________________________________________________

1992 Fourth Quarter          $10.125         $7.00         $_
     Third Quarter             8.25           6.375         _
     Second Quarter            8.625          6.375         _
     First Quarter             9.25           4.25          _
_____________________________________________________________________

* The high and low information listed above represents high and low sales prices as reported on the NASDAQ National Market System.

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF
    CONDITION AND RATES

                           1994                      1993                      1992
                                Average                       Average                   Average
 (In          Average   Income/   Yields/   Average  Income/  Yields/  Average  Income/ Yields/
thousands)  Balances   Expense   Rates    Balances Expense   Rates   Balances Expense   Rates
_______________________________________________________________________________________________

Assets

Loans, Net
of Unearned
Discounts $ 237,617   $18,397   7.74%   $319,070   $23,316   7.31%  $514,688   $54,422   10.57%
Securities    5,967       909  15.23      22,600     2,942  13.02     52,361     4,127    7.88
Time Deposits
with Other
Banks       132,753     6,286   4.74     315,490    14,035   4.45    443,054    23,392    5.28
Pool Funds
Provided,
Net*        285,210    13,547   4.75     190,348     6,281   3.30    169,161     6,437    3.81
_______________________________________________________________________________________________
Total Earning
Assets and
  Average Rate
  Earned    661,547    39,139   5.92     847,508    46,574   5.50  1,179,264    88,378    7.49

Less: Reserve
for Loan
Losses       24,589                       28,834                      19,816
Cash and Due
from Banks   25,571                       26,714                      29,417
Premises and
Equipment,
Net          16,482                       19,038                      24,596
Other Assets 17,710                       44,309                      89,864
_______________________________________________________________________________________________

Total
Assets     $696,721                     $908,735                  $1,303,325

Liabilities and Stockholders' Equity
Interest-Bearing
Deposits:
  Savings, NOW
  and Money
  Market   $252,225    $6,047   2.40%   $315,119    $7,268   2.31%  $352,167   $11,498    3.27%
  Other
   Time     207,427    11,341   5.47     376,399    22,929   6.09    664,496    57,111    8.59
_______________________________________________________________________________________________

Total Interest-Bearing
Deposits    459,652    17,388   3.78     691,518    30,197   4.37  1,016,663    68,609    6.75
Short-Term
Borrowings    4,093       135   3.29         389        19   4.84        498        22    4.40
Long-Term
  Debt           --        --     --          --        --     --      8,837     1,013   11.46
_______________________________________________________________________________________________

Total Interest-Bearing Funds
  and Average
   Rate
   Incurred 463,745    17,523   3.78     691,907    30,216   4.37  1,025,998    69,644    6.79
Demand
Deposits    143,470                      143,521                     131,858
Other Liabilities and
  Stockholders'
  Equity     89,506                       73,307                     145,469
_______________________________________________________________________________________________

Total Liabilities and
  Stockholders'
  Equity   $696,721                     $908,735                  $1,303,325

Net Interest Income
and Spread            $21,616   2.14%              $16,358  1.13%              $18,734    .70%

Net Interest Margin on
Earning Assets                  3.27%                       1.93%                        1.59%

[FN]
* Pool Funds Provided, Net, are amounts contributed by foreign activities to fund domestic activities.

FOREIGN NET INTEREST INCOME CHANGES*

                                  1994 Versus 1993                 1993 Versus 1992
                            __________________________       ____________________________

                            Due to   Due to     Total        Due to     Due to     Total
(In thousands)               Rate    Volume    Change         Rate      Volume    Change
_________________________________________________________________________________________
Interest Income:
  Loans (Including Fees)    $1,309  $(6,228)  $(4,919)     $(13,934)  $(17,172) $(31,106)
  Securities                   430   (2,463)   (2,033)        1,873     (3,058)   (1,185)
  Time Deposits with
    Other Banks                861   (8,610)   (7,749)       (3,304)    (6,053)   (9,357)
  Pool Funds Supplied,
    Net                      3,405    3,861     7,266          (915)       759      (156)
_________________________________________________________________________________________

Total Interest Income        6,005  (13,440)   (7,435)      (16,280)   (25,524)  (41,804)

Interest Expense:
  Savings, NOW and Money
    Market Accounts            275   (1,496)   (1,221)       (3,114)    (1,116)   (4,230)
  Other Time Deposits       (2,142)  (9,446)  (11,588)      (13,729)   (20,453)  (34,182)
  Short-Term Borrowings         (8)     124       116             2         (5)       (3)
  Long-Term Debt                --       --        --          (506)      (507)   (1,013)
_________________________________________________________________________________________

Total Interest Expense      (1,875) (10,818)  (12,693)      (17,347)   (22,081)  (39,428)
_________________________________________________________________________________________

Net Interest Income         $7,880  $(2,622)   $5,258      $  1,067   $ (3,443) $ (2,376)

[FN]
* The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                             PART III


ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item pertaining to directors of the Corporation is included in the Corporation's proxy statement for its 1995 Annual
Meeting of Stockholders. The information required by this Item pertaining to executive officers of the Corporation is as follows:



EXECUTIVE
OFFICER*             POSITION                                 AGE

Joe L. Allbritton    Chairman of the Board and Chief          70
                     Executive Officer of the Corporation
                     and Chairman of the Board of
                     Riggs-Washington

Robert L. Sloan      Vice Chairman of the Board               48

Timothy C. Coughlin  President of the Corporation             52

Fred L. Bollerer     Director of the Corporation and          52
                     President and Chief Executive
                     Officer of Riggs-Washington

John L. Davis        Chief Financial Officer of the           53
                     Corporation and Executive Vice
                     President and Chief Financial Officer
                     of Riggs-Washington

Randall R. Reeves    Senior Executive Vice President and      47
                     Head of Special Assets Group of
                     Riggs-Washington

Joseph W. Barr       Executive Vice President of              45
                     Riggs-Washington - Head of
                     Retail Banking

Irving R. Beimler    Executive Vice President of              48
                     Riggs-Washington - Chief Credit Officer

Paul Cushman, III    Executive Vice President of              34
                     Riggs-Washington - Head of
                     International Banking Group

Henry A. Dudley, Jr. Executive Vice President of              48
                     Riggs-Washington - Head of
                     Financial Services Group

S. Dean Lesiak       Executive Vice President of              42
                     Riggs-Washington - Head of Risk
                     Management

James R. Mayo        Executive Vice President of              55
                     Riggs-Washington - Head of Technology
                     Services Group

Alfred J. Serafino   Executive Vice President of              46
                     Riggs-Washington - Head of
                     Relationship Banking

* Executive officers of Riggs National Corporation, including certain executive officers of Riggs-Washington, as of March 15, 1995.

EXPERIENCE OF MANAGEMENT

   Joe L. Allbritton has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981.
He has served as Chairman of the Board of Riggs-
Washington since 1983 and was the Chief Executive
Officer of Riggs-Washington from 1982 to June 1993.
Mr. Allbritton was the beneficial owner of approximately 33% of the Common Stock of the Corporation as of March 31, 1994. He also serves as Chairman of the Board of, and is the owner of, Perpetual Corporation, Allbritton Communications
Company, Westfield News Advertiser, Inc. and University
Bancshares, Inc.

   Robert L. Sloan was appointed Vice Chairman of the
Board in July, 1994. Mr. Sloan has served as a Director of the Corporation since May 1993. Mr. Sloan also is Chief Executive Officer of Sibley Memorial
Hospital.

   Timothy C. Coughlin has served as President of the Corporation since 1992. He served as President and Chief Operating Officer of Riggs-Washington from 1983 to 1992. He has been a Director of the Corporation since 1988 and a Director of Riggs-Washington since
1983.

   Fred L. Bollerer was appointed President and Chief
Executive Officer of Riggs-Washington during July 1994 after serving as Executive Vice President in charge of the General Banking Group since October 1993. During
1988 and 1989, Mr. Bollerer was the President and Chief
Operating Officer of First American, N.A. of
Washington, D.C. From 1989 to 1993, Mr. Bollerer was the Chairman and Chief Executive Officer of First
American Metro Corporation.

   John L. Davis joined the Corporation in June 1993 and is Chief Financial Officer of the Corporation and Executive Vice President and Chief Financial Officer of
Riggs-Washington.  Mr. Davis served as Senior Vice
President and Controller of First Florida Bank, N.A.
from 1990 to 1992 and as Senior Vice President and Chief Financial Officer of First Union National Bank of
Georgia from 1987 to 1990.

   Randall R. Reeves joined the Corporation in 1991 as
Executive Vice President.  He has served as Senior
Executive Vice President and Chief Credit Officer from
1992 to September 1994, and as Acting Chief Operating
Officer of Riggs-Washington from July 1992 to June
1993.  Mr. Reeves currently serves as Senior Executive
Vice President and Head of Special Assets Group of
Riggs-Washington.

   Joseph W. Barr joined the Corporation as Executive
Vice President in charge of Retail Banking in July
1993. He served as Executive Vice President in charge of Retail Banking at First American Metro Corp. from
1992 to June 1993 and as Executive Vice President in charge of Community Banking at Perpetual Savings Bank,
F.S.B. from 1989 to 1992.

   Irving R. Beimler joined the Corporation during
November 1994 as Executive Vice President and Chief
Credit Officer.  Mr. Beimler was Executive Vice
President and Manager of Credit Administration for
Fleet Bank of New York, Albany.

   Paul Cushman, III has served as Executive Vice
President of Riggs-Washington in charge of the International Banking Group since 1992. He was Senior
Vice President of Riggs-Washington from 1989 to 1992 and Vice President of Riggs-Washington from 1987 to 1989.

   Henry A. Dudley, Jr. , Executive Vice President, was recently appointed Head of the Riggs' Financial
Services Group, which includes the Trust Division,
Riggs Investment Management Corporation (RIMCO), and the Domestic Private Banking Division. He previously served as Executive Vice President of the Domestic
Private Banking Division, Senior Vice President of
Corporate Banking and Vice President of the
International Division.

   S. Dean Lesiak joined the Corporation in July 1993 as Executive Vice President of Riggs-Washington in charge of Risk Management. He served as Chief
Compliance Officer of First Florida Banks, Inc. from
1992 to 1993, as Senior Vice President--Senior Credit
Policy Officer of First Florida Banks, Inc. from 1988 to 1991, and as a Senior Loan Review Officer, Society
Corporation, Cleveland, Ohio from 1984 to 1989 .  Mr.
Lesiak also served as a National Bank Examiner at the OCC for over ten years.

   James R. Mayo joined the Corporation during October
1994 as Executive Vice President and Chief Technology
Officer.  He was Service Center Manager of First
Union/South Florida Operations, Pompano Beach.

   Alfred J. Serafino joined the Corporation in October
1988 as an Executive Vice President in Commercial
Banking.  He served as President and Chief Executive
Officer of Riggs-Maryland, where he remained until February 1991, before he was transferred to the Commercial Real Estate Group, Riggs-Washington. Mr.
Serafino served as Regional Executive Officer in charge of the Maryland West Commercial Division at Sovran Bank for 12 years.

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

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in
Note 4 to the Financial Statements of this Form 10-K and in Riggs National Corporation's definitive Proxy
Statement to Stockholders, which is incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K.

                          PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

14(a)                                           Page(s)

The following are submitted under Item 8:
    Consolidated Statements of Income--Years
      Ended December 31, 1994, 1993 and 1992.      32
    Consolidated Statements of Condition--
      At December 31, 1994 and 1993.               33
    Consolidated Statements of Changes in
      Stockholders' Equity--Years Ended
      December 31, 1994, 1993 and 1992.            34
    Consolidated Statements of Cash Flows--
      Years Ended December 31, 1994, 1993
      and 1992.                                    35
    Notes to Consolidated Financial Statements
      as of December 31, 1994, 1993 and 1992.   36-61
    Management's Report on Financial
      Statements                                   62
    Report of Independent Public Accountants       63

14(b)  Reports on Form 8-K

    None.

14(c)  Exhibits

The exhibits listed on the Index to Exhibits on Pages
72 through 73 hereof are incorporated by reference or filed herewith in response to this item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGGS NATIONAL CORPORATION   /s/  JOE L. ALLBRITTON
                            ___________________________
                            Joe L. Allbritton, Chairman
                            of the Board and Chief
                            Executive Officer
                            March 31, 1995


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ TIMOTHY C. COUGHLIN        President
________________________
Timothy C. Coughlin

/s/  JOHN L. DAVIS             Chief Financial Officer
________________________       (Principal Financial
John L. Davis                   and Accounting Officer)

BARBARA B. ALLBRITTON*         Director
_______________________
(Barbara B. Allbritton)

ROBERT L. ALLBRITTON*          Director
_______________________
Robert L. Allbritton

FRED L. BOLLERER*              Director
_______________________
(Fred L. Bollerer)

CALVIN CAFRITZ*                Director
_______________________
Calvin Cafritz

CHARLES A. CAMALIER,  III*     Director
__________________________
(Charles A. Camalier)

RONALD E. CUNEO*               Director
_____________________
(Ronald E. Cuneo)

FLOYD E. DAVIS, III*           Director
______________________
(Floyd E. Davis, III)

JACQUELINE C. DUCHANGE*        Director
________________________
(Jacqueline C. Duchange)

MICHELA A. ENGLISH*            Director
_____________________
(Michela A. English)

DR. JAMES E. FITZGERALD*       Director
_________________________
(Dr. James E. Fitzgerald)

DAVID J.GLADSTONE*             Director
_____________________
(David J. Gladstone)

LAWRENCE I. HEBERT*            Director
_____________________
(Lawrence I. Hebert)

MICHAEL J. JACKSON*            Director
_____________________
(Michael J. Jackson)

LEO J. O'DONOVAN, S.J.*        Director
________________________
(Leo J. O'Donovan, S.J.)

STEVEN B. PFEIFFER*            Director
_____________________
(Steven B. Pfeiffer)

JOHN A. SARGENT*               Director
__________________
(John A. Sargent)

ROBERT L. SLOAN*               Vice Chairman
_________________                of the Board
(Robert L. Sloan)

JAMES W. SYMINGTON*            Director
_____________________
(James W. Symington)

JACK VALENTI*                  Director
______________
(Jack Valenti)

EDDIE N. WILLIAMS*             Director
____________________
(Eddie N. Williams)


*By: /s/ MARY B. LeMONT
     ________________________________
     Mary B. LeMont, Attorney-in-fact
     March 31, 1995
                                 71

INDEX TO EXHIBITS


Exhibit
  No.          Description                                   Pages
__________________________________________________________________

(2.1)  Agreement and Plan of Reorganization by
       and between Riggs National Corporation and Guaranty Bank and Trust Company dated June
       11, 1986 and related Stock Purchase Agreement
       (Incorporated by reference to the Registrant's
       Form 10-Q for the quarter ended June 30, 1986,
       SEC File No. 0-9756.)

(2.2) Agreement and Plan of Reorganization by and between Riggs National Corporation and First
       Fidelity Bank, dated June 17, 1987 and related
       Stock Purchase Agreement(Incorporated by reference to Exhibit 2.1 and Appendix B of Registration
       Statement on Form S-4, Registration No. 33-16473, filed September 4, 1987, SEC File No. 0-9756.)

(2.3)  Purchase and Assumption Agreement among Federal
       Deposit Insurance Corporation,Receiver of the
       National Bank of Washington, Federal Deposit
       Insurance Corporation and The Riggs National Bank of Washington, D.C. dated as of August 10, 1990.
       Indemnity Agreement between Federal Deposit Insurance
       Corporation and The Riggs National Bank of Washington,
       D.C. dated as of August 10, 1990. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1990, SEC File No. 0-9756.)

(3.1) Certificate of Incorporation as Amended (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1989, SEC File No. 0-9756.)

(3.2) By-laws of the Registrant with amendments through February 12, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year
       1993, SEC File No. 0-9756.)

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

(4.4) Indenture dated January 1, 1994 with respect to $125 million, 8.5% Subordinated Debentures due 2006.
       (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1994, SEC File No.
       0-9756.)

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

                                 72


Exhibit
  No.          Description                                   Pages
__________________________________________________________________

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

(10.7) 1993 Stock Option Plan as amended May 11, 1994, and the 1994 Stock Option Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended
       June 30, 1994, SEC File No. 0-9756.)

(10.8) Letter Confirming Compensation of the President of
       The Riggs National Bank of Washington, D.C., dated
       October 5, 1994. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended
       September 30, 1994, SEC File No. 0-9756.)

(10.9) Deferred Compensation Plan for Directors. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994, SEC File No. 0-9756.)

(10.10)Description of 1994 Bonus Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994, SEC File No. 0-9756.)

(10.11)Supplemental Executive Retirement Plan, as amended              Exhibit 10.11
       December 14, 1994.                                                   1-30

(10.12)Trust Agreement, dated December 14, 1994, for the               Exhibit 10.12
       Supplemental Executive Retirement Plan and the Split                 1-17
       Dollar Life Insurance and Supplemental Death
       Benefit Plans.

(18) Letter from Arthur Andersen & Co. regarding change in accounting principle. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31,
       1990, SEC File No. 0-9756.)

(21) Subsidiaries of the Registrant: The Corporation's only significant subsidiaries, as defined in Regulation S-X, are The Riggs National Bank of Washington, D.C., organized under the national banking laws of the United States and Riggs AP Bank Limited, organized under the laws of the United Kingdom.

(22) Proxy Statement dated October 6, 1989 and incorporated by reference (Commission File No. 0-9756.)

(23.1) Report of Ernst and Young                                       Exhibit 23.1

(23.2) Consent of Ernst and Young                                      Exhibit 23.2

(24)   Power of Attorney                                               Exhibit 24
                                                                           1-3

Exhibits omitted are not required or not applicable.


Portions of Riggs National Corporation's definitive Proxy
Statement to Stockholders, except for Items 402 (k) and (l) of
Regulation S-K are incorporated by reference in Parts I and III of this Annual Report.