Form 10-Q
period 1995-03-31
RIGGS NATIONAL CORP
filed 1995-05-15
CIK 350847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       (MARK ONE)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 0-9756


                           RIGGS NATIONAL CORPORATION
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


                    DELAWARE                         52-1217953
         _______________________________         __________________
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


             1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20005
             _______________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (202) 835-6000
              __________________________________________________
             (Registrant's telephone number, including area code)


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

     COMMON STOCK, $2.50 PAR VALUE                      30,258,414 SHARES
     _____________________________                ___________________________
           (Title of Class)                       Outstanding at May 15, 1995

                           RIGGS NATIONAL CORPORATION


                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                       PAGE NO.


Item 1.   Financial Statements-Unaudited

          Consolidated Statements of Income
          Three months ended March 31, 1995 and 1994                        3

          Consolidated Statements of Condition
          March 31, 1995 and 1994, and December 31, 1994                    4

          Consolidated Statements of Changes in Stockholders' Equity
          Three months ended March 31, 1995 and March 31, 1994              5

          Consolidated Statements of Cash Flows
          Three months ended March 31, 1995 and 1994                        6

          Financial Ratios and Other Financial Data                         7

          Notes to the Consolidated Statements                           8-13


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14-28



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              None

Item 2.   Change in Securities                                           None

Item 3.   Defaults Upon Senior Securities                                None

Item 4.   Submission of Matters to a Vote of Security Holders            None

Item 5.   Other Information                                              None

Item 6.   Exhibits and Reports on Form 8-K                                 29


Signatures                                                                 29

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                           1995          1994
______________________________________________________________________________________________________________________________
INTEREST INCOME
  Interest and Fees on Loans:
      Taxable                                                                                           $49,111       $45,618
      Tax-Exempt                                                                                            567         1,505
                                                                                                         ------        ------
  Total Interest and Fees on Loans                                                                       49,678        47,123
                                                                                                         ------        ------
  Interest and Dividends on Securities Available for Sale                                                 9,315         6,461
  Interest and Dividends on Securities Held-to-Maturity                                                   6,145         6,488

  Interest on Money Market Assets:
      Time Deposits with Other Banks                                                                      3,483         2,630
      Federal Funds Sold and Reverse Repurchase Agreements                                                3,604         1,196
                                                                                                         ------        ------
  Total Interest on Money Market Assets                                                                   7,087         3,826
                                                                                                         ------        ------
  Total Interest Income                                                                                  72,225        63,898

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                            4,904         4,758
      Money Market Deposit Accounts                                                                       7,921         6,290
      Time Deposits in Domestic Offices                                                                   9,255         6,019
      Time Deposits in Foreign Offices                                                                    4,408         2,809
                                                                                                         ------        ------
  Total Interest on Deposits                                                                             26,488        19,876
                                                                                                         ------        ------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                                                   2,216           594
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                                            662           628
      Long-Term Debt                                                                                      4,807         5,841
                                                                                                         ------        ------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                              7,685         7,063
                                                                                                         ------        ------
  Total Interest Expense                                                                                 34,173        26,939
                                                                                                         ------        ------

  Net Interest Income                                                                                    38,052        36,959
  Less:  Provision for Loan Losses                                                                            -         2,100
                                                                                                         ------        ------
  Net Interest Income after Provision for Loan Losses                                                    38,052        34,859

NONINTEREST INCOME
  Service Charges and Fees                                                                                8,763        10,767
  Trust Income                                                                                            6,642         7,457
  Gain on Settlement of Mortgage Insurance Claims                                                             -         4,739
  Other Noninterest Income                                                                                2,547         2,452
  Securities Gains, Net                                                                                      46         1,356
                                                                                                         ------        ------
  Total Noninterest Income                                                                               17,998        26,771

NONINTEREST EXPENSE
  Salaries and Wages                                                                                     16,157        16,645
  Pensions and Other Employee Benefits                                                                    4,628         4,897
  Occupancy, Net                                                                                          5,272         6,015
  Data Processing Services                                                                                4,358         4,423
  Furniture and Equipment                                                                                 2,006         2,614
  FDIC Insurance                                                                                          1,989         2,432
  Advertising and Public Relations                                                                        1,254         1,391
  Other Real Estate Owned (Income) Expense, Net                                                          (1,084)        1,286
  Other Noninterest Expense                                                                              12,571        13,884
                                                                                                         ------        ------
  Total Noninterest Expense                                                                              47,151        53,587

  Income before Taxes                                                                                     8,899         8,043
  Applicable Income Tax Expense                                                                             104           130
                                                                                                         ------        ------
  Net Income                                                                                              8,795         7,913
  Dividends on Preferred Stock                                                                           (2,688)       (3,345)
                                                                                                         ------        ------
  Net Income Available for Common Stock                                                                  $6,107        $4,568

EARNINGS PER COMMON SHARE                                                                                  $.20          $.15

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                MARCH 31,      MARCH 31,    DECEMBER 31,
(UNAUDITED IN MARCH 31, 1995 AND 1994)                                    1995           1994           1994
_______________________________________________________________________________________________________________
ASSETS
  Cash and Due from Banks                                            $   198,636    $   336,771    $   206,953
  Money Market Assets:
      Time Deposits with Other Banks                                     255,037        203,632        228,224
      Federal Funds Sold and Reverse Repurchase Agreements               192,000        185,200        160,000
                                                                       ---------      ---------      ---------
  Total Money Market Assets                                              447,037        388,832        388,224
                                                                       ---------      ---------      ---------
  Securities Available for Sale (at Market Value)                        601,246        571,146        598,277
  Securities Held-to-Maturity (Market Value: March 31, 1995, $514,838;
       March 31, 1994, $577,467; December 31, 1994, $434,993)            518,808        577,434        443,163
  Loans                                                                2,531,486      2,641,041      2,549,924
  Reserve for Loan Losses                                                 94,299         86,711         97,039
                                                                       ---------      ---------      ---------
  Net Loans                                                            2,437,187      2,554,330      2,452,885
                                                                       ---------      ---------      ---------
  Premises and Equipment, Net                                            150,079        158,900        151,532
  Accrued Interest Receivable                                             29,094         23,780         27,904
  Other Real Estate Owned, Net                                            46,141         51,403         47,763
  Other Assets                                                           110,296        118,597        108,964
                                                                       ---------      ---------      ---------
  Total Assets                                                       $ 4,538,524    $ 4,781,193    $ 4,425,665

LIABILITIES
  Noninterest-Bearing Demand Deposits                                $   836,660    $   940,180    $   827,023
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                           856,555        943,249        900,209
      Money Market Deposit Accounts                                      957,234      1,072,172        966,348
      Time Deposits in Domestic Offices                                  886,509        598,755        625,432
      Time Deposits in Foreign Offices                                   286,866        231,045        283,782
                                                                       ---------      ---------      ---------
  Total Interest-Bearing Deposits                                      2,987,164      2,845,221      2,775,771
                                                                       ---------      ---------      ---------
  Total Deposits                                                       3,823,824      3,785,401      3,602,794
                                                                       ---------      ---------      ---------
  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                  102,346        287,921        264,878
      U.S. Treasury Demand Notes and Other Short-Term Borrowings          39,700        150,441         28,559
                                                                       ---------      ---------      ---------
  Total Short-Term Borrowings                                            142,046        438,362        293,437
                                                                       ---------      ---------      ---------
  Other Liabilities                                                       67,942         51,117         44,146
  Long-Term Debt                                                         217,625        217,625        217,625
                                                                       ---------      ---------      ---------
  Total Liabilities                                                    4,251,437      4,492,505      4,158,002

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at March 31, 1995 and 1994, and
         December 31, 1994; Liquidation Preference - $25 per share
      Cumulative Convertible Series A - 764,537 shares
         at March 31, 1994                                                  --              765           --
      Noncumulative Perpetual Series B - 4,000,000 shares at
         March 31, 1995 and 1994, and December 31, 1994                    4,000          4,000          4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at March 31, 1995 and 1994, and
         December 31, 1994;
      Shares Issued - 31,145,212 at March 31, 1995, 31,124,012 at
         March 31, 1994 and 31,145,212 at December 31, 1994               77,863         77,810         77,863
  Surplus - Preferred Stock                                               91,192        109,473         91,192
  Surplus - Common Stock                                                 156,123        156,004        156,123
  Foreign Exchange Translation Adjustments                                  (481)        (1,579)          (634)
  Undivided Profits (Accumulated Deficit)                                 (2,907)       (26,397)        (9,014)
  Unrealized Loss on Securities Available for Sale, Net                  (14,980)        (7,665)       (28,144)
  Treasury Stock-900,798 shares at March 31, 1995 and 1994, and
         December 31, 1994                                               (23,723)       (23,723)       (23,723)
                                                                       ---------      ---------      ---------
  Total Stockholders' Equity                                             287,087        288,688        267,663
                                                                       ---------      ---------      ---------
  Total Liabilities and Stockholders' Equity                         $ 4,538,524    $ 4,781,193    $ 4,425,665

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)


                                                                                          UNREALIZED
                                                                 FOREIGN    UNDIVIDED     GAIN(LOSS)
                        PREFERRED     COMMON                    EXCHANGE     PROFITS     ON SECURITIES                  TOTAL
                          STOCK        STOCK                   TRANSLATION   (ACCUM.       AVAILABLE      TREASURY   STOCKHOLDERS'
                        $1.00 PAR    $2.50 PAR       SURPLUS   ADJUSTMENTS   DEFICIT)    FOR SALE, NET      STOCK       EQUITY

___________________________________________________________________________________________________________________________________

Balance,
  December 31, 1993       $4,765     $77,807        $265,564   $(1,527)    $(30,965)         $1,276      $(23,723)       $293,197

Net Income                    -           -                -         -        7,913               -             -           7,913

Issuance of
  Common Stock--
    Stock Option Plan         -           3                8         -            -               -             -              11

Cash Dividends --
  Preferred                   -           -                -         -       (3,345)              -             -          (3,345)

Unrealized Loss on
  Securities Available
    for Sale, Net             -           -                -         -            -          (8,941)            -          (8,941)

Foreign Exchange
 Translation Adjustments      -           -                -       (52)           -               -             -             (52)

Other                         -           -              (95)        -            -               -             -             (95)
                          -----      ------          -------     -----       ------           -----       -------         -------
Balance,
  March 31, 1994         $4,765     $77,810         $265,477   $(1,579)    $(26,397)        $(7,665)     $(23,723)       $288,688



Balance,
  December 31, 1994      $4,000     $77,863         $247,315     $(634)     $(9,014)       $(28,144)     $(23,723)       $267,663

Net Income                    -           -                -         -        8,795               -             -           8,795

Cash Dividends--
  Preferred                   -           -                -         -       (2,688)              -             -          (2,688)

Unrealized Gain on
  Securities Available
    for Sale, Net             -           -                -         -            -          13,164             -          13,164

Foreign Exchange
 Translation Adjustments      -           -                -       153            -               -             -             153

Other                         -           -                -         -            -               -             -               -
                           -----      ------         -------     -----        -----          ------        ------        --------
Balance,
  March 31, 1995          $4,000     $77,863        $247,315     $(481)     $(2,907)       $(14,980)     $(23,723)       $287,087

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                        THREE MONTHS ENDED
                                                                                                            MARCH 31,

Increase (decrease) in cash and cash equivalents                                                       1995           1994
_____________________________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                             $8,795         $7,913
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provisions for Loan Losses                                                                             -          2,100
     Provisions for Other Real Estate Owned Writedowns                                                   (53)          1,317
     Depreciation Expense and Amortization of Leasehold Improvements                                    3,011          3,073
     Amortization of Purchase Accounting Adjustments                                                      901            966
     Gains on Securities Sales                                                                           (46)        (1,356)
     Gains on Sales from Other Real Estate Owned                                                        (661)          (222)
     Increase in Accrued Interest Receivable                                                          (1,190)          (869)
     Increase in Other Assets                                                                         (2,233)        (2,302)
     Increase (Decrease) in Other Liabilities                                                          23,796        (1,145)
                                                                                                       ------         ------
  Total Adjustments                                                                                    23,525          1,562
                                                                                                       ------          -----
  Net Cash Provided By Operating Activities                                                            32,320          9,475
                                                                                                       ------          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Increase In Time Deposits with Other Banks                                                     (26,813)        (2,686)
  Proceeds from Maturities of Securities Available for Sale                                            10,966         43,282
  Proceeds from Sales of Securities Available for Sale                                                     46        193,048
  Purchase of Securities Available for Sale                                                             (771)       (97,998)
  Proceeds from the Maturity of Securities Held-to-Maturity                                                 -        478,098
  Proceeds from Sales of Securities Held-to-Maturity                                                        -          1,825
  Purchase of Securities Held-to-Maturity                                                            (75,645)      (397,257)
  Net Decrease (Increase) in Loans                                                                     15,052      (118,493)
  Proceeds from Sales of Other Real Estate Owned                                                        2,450          5,488
  Net Increase in Premises and Equipment                                                              (1,558)          (875)
  Other, Net                                                                                              532          (556)
                                                                                                      -------        -------
Net Cash (Used In) Provided By Investing Activities                                                  (75,741)        103,876
                                                                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                           (43,131)         53,293
    Time Deposits                                                                                     264,161       (41,716)
    Federal Funds Purchased and Repurchase Agreements                                               (162,532)       (14,409)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                         11,141        (1,256)
  Net Proceeds From the Issuance of Long-Term Debt                                                          -        121,250
  Repayment of Long-Term Debt                                                                               -      (120,700)
  Net Proceeds From the Issuance of Common Stock                                                            -             11
  Dividend Payments - Preferred                                                                       (2,688)        (3,345)
  Other, Net                                                                                                -           (95)
                                                                                                       ------        ------
Net Cash Provided By (Used In) Financing Activities                                                    66,951        (6,967)
                                                                                                       ------        ------
Effect of Exchange Rate Changes                                                                           153           (52)
                                                                                                       ------        ------
Net Increase in Cash and Cash Equivalents                                                              23,683        106,332
Cash and Cash Equivalents at Beginning of Period                                                      366,953        415,639
                                                                                                      -------        -------
Cash and Cash Equivalents at End of Period                                                           $390,636       $521,971

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                             $-         $3,601

CASH PAID DURING THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                           $33,627        $23,422
  Income Tax Payments (Refund)                                                                              1        (4,417)

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)


THREE MONTH PERIOD ENDED MARCH 31,                                              1995              1994
_________________________________________________________________________________________________________

PERFORMANCE:

        Net Income to Average Assets                                               .80%             .69%
        Net Income to Average Earning Assets                                       .88%             .77%
        Net Income to Average Stockholders' Equity                               12.99%           10.91%
        Net Income Available to Common Stock
                 to Average Common Equity                                        13.81%           10.30%
        Net Interest Income to Average Earning Assets                             3.91%            3.70%


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                     .90%            4.16%
        Nonaccrual Loans as a % of Average Loans                                   .90%            4.23%
        Nonperforming Assets as a % of Total Loans and OREO                       2.69%            6.44%
        Nonperforming Assets as a % of Total Assets                               1.53%            3.62%
        Nonaccrual and Renegotiated Loans as a % of Total Loans                    .91%            4.61%
        Net Charge-Offs as a % of Average Loans                                    .13%             .08%
        Reserve for Loan Losses as a % of Total Loans                             3.73%            3.28%
        Reserve for Loan Losses as a % of Nonaccrual and
                Renegotiated Loans                                              408.45%           71.15%
        Period End Stockholders' Equity to Total Assets                           6.33%            6.04%


PER COMMON SHARE:

        Net Income                                                                $.20             $.15
        Book Value (at period end)                                               $6.34            $5.77
        Common Shares Outstanding (at period end)                           30,244,414       30,223,214
        Average Common Shares Outstanding                                   30,244,414       30,222,107


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                  11.63%           10.84%
        Combined Tier I and Tier II                                             18.72%           17.53%
        Leverage                                                                 6.48%            6.15%

RIGGS NATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1.        BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the Corporation's consolidated financial position at March 31, 1995 and 1994, and December 31, 1994 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the three months ended March 31, 1995, and 1994. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first three months of 1995 are not necessarily indicative of the results to be expected for the full 1995 year.


NOTE 2.        COMMON SHARES

Earnings per common share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,244,414 for the first quarter of 1995, and 30,222,107 for the same period in 1994. The weighted average number of shares of common stock outstanding does not include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan") or shares granted under the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1995, options to purchase 855,200 shares had been granted in the 1993 Plan at prices ranging from $9.00 to $10.50 per share and are currently not dilutive. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1995, no options to purchase shares had been granted under the 1994 Plan.



NOTE 3.        RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    1995             1994
_____________________________________________________________________________________________________________
Balance, beginning of period                                                       $97,039           $86,513

Provision for loan losses                                                                -             2,100

Loans charged-off:
     Domestic                                                                          596             2,038
     Foreign                                                                         4,846             2,505
                                                                                    ------            ------
Total loans charged-off                                                              5,442             4,543

Recoveries on charged-off loans:
     Domestic                                                                          555             1,990
     Foreign                                                                         1,501               570
                                                                                    ------            ------
Total recoveries on charged-off loans                                                2,056             2,560

Net loans charged-off                                                                3,386             1,983

Foreign exchange translation adjustments                                              646                81
                                                                                    ------            ------

Balance, end of period                                                             $94,299           $86,711

NOTE 4.        OTHER REAL ESTATE OWNED

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                1995              1994
________________________________________________________________________________________________________
Balance, beginning of period                                                   $47,763          $52,803

Additions                                                                           -             3,601

Deductions:
    Sales and repayments                                                         1,789            3,727
    Charge-offs                                                                     -             1,317
    Other                                                                         (53)               -
                                                                               -------          -------
Total Deductions                                                                 1,736            5,044

Foreign exchange translation adjustments                                           114               43
                                                                               -------          -------
Balance, end of period                                                         $46,141          $51,403


NOTE 5.        NEW FINANCIAL ACCOUNTING STANDARDS

In May 1993, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," was issued, specifying how allowances for credit losses related to impaired loans, as defined in the Statement, should be determined. Under SFAS No. 114, the Corporation is required to identify and measure impaired loans in its loan portfolio. For the most part, measurement is based on the present value of expected future cash flows discounted at the loan's effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. If the valuation of the impaired loan is less than the recorded investment in the loan, the Corporation will recognize an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses or by adjusting an existing valuation allowance for the impaired loan, with the corresponding amount reflected in earnings. In October 1994, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan," was issued, amending SFAS No. 114. SFAS No. 118 allows for use of existing methods for recognizing interest income on impaired loans; however, SFAS No. 118 does not provide specific guidance on how a creditor should recognize interest income on an impaired loan. SFAS No. 118 also provides additional disclosure guidance for the reporting of impaired loans. Both statements are effective for fiscal years beginning after December 15, 1994. The Corporation implemented SFAS Nos. 114 and 118 on January 1, 1995, and their adoption did not have a material effect on the Corporation's financial position.

NOTE 6.        INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three months ended March 31, 1995 and 1994, were as follows:


                                                                                            MARCH 31,
                                                                                     1995              1994
_____________________________________________________________________________________________________________
    Domestic Offices                                                                $8,355           $   236
    Foreign Offices                                                                    544             7,807
                                                                                     -----             -----
      Total                                                                         $8,899            $8,043


The provision for income taxes for the three months ended March 31, 1995 and 1994 consisted of the following:


                                                                                            MARCH 31,
                                                                                     1995              1994
______________________________________________________________________________________________________________
Current Provision:
    Federal                                                                         $(923)                $-
    State                                                                               99                77
    Foreign                                                                              5                53
                                                                                      ----              ----
Total Current Provision                                                              (819)               130

Deferred Provision:
    Federal                                                                            923                 -
    State                                                                                -                 -
    Foreign                                                                              -                 -
                                                                                      ----              ----
Total Deferred Provision                                                               923                 -

Applicable Income Tax Expense                                                         $104              $130

NOTE 7.        COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Corporation enters into various transactions that, in accordance with generally accepted accounting principles, are not included on the consolidated statements of condition. These transactions are referred to as "off-balance-sheet" commitments and differ from the Corporation's balance sheet activities in that they do not give rise to funded assets or liabilities. The Corporation enters into derivative transactions to manage its own risks arising from movements in interest and currency rates. Off-balance-sheet activities involve varying degrees of credit, interest-rate or liquidity risk in excess of amounts recognized on the consolidated statements of condition. The Corporation seeks to minimize its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at March 31, 1995, and 1994, are as follows:

                                                                                          CONTRACTUAL OR
                                                                                          NOTIONAL VALUE
                                                                                             MARCH 31,
                                                                                     1995                1994
________________________________________________________________________________________________________________
Commitments to Extend Credit:
    Commercial                                                                     $276,985            $241,792
    Real Estate                                                                     223,559             257,161
    Consumer                                                                         65,350              65,656
                                                                                   --------            --------
Total Commitments to Extend Credit                                                 $565,894            $564,609

Letters of Credit:
    Commercial                                                                      $60,854             $98,061
    Standby-Financial                                                                24,731              32,215
    Standby-Performance                                                              18,512              45,439
                                                                                   --------            --------
Total Letters of Credit                                                            $104,097            $175,715

Financial  Instruments  with  off-balance  sheet market risk:
    Foreign  exchange contracts:
         Commitments to purchase                                                    $24,700             $24,309
         Commitments to sell                                                        126,032             203,905
    Interest rate swap agreements                                                   289,075             266,380
    Interest rate option contracts (corridors)                                      400,000                   -



The Corporation's management believes that financial derivatives, such as interest-rate agreements, can be an important element of prudent balance sheet and interest-rate risk management. Interest-rate agreements, such as interest-rate swaps, involve two parties that have agreed to exchange periodic payments calculated with reference to fixed or variable interest rates applied to an agreed upon notional principal amount. Notional amounts are used to determine the amount of payments exchanged and do not represent an obligation to exchange principal balances. Interest-rate swaps are entered into to temporarily alter the interest sensitivity of specifically identified assets or liabilities and reduce the Corporation's interest-rate risk.

NOTE 7.        COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

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

At March 31, 1995, the Corporation's financial derivative instruments included a $200 million (notional principal amount) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. Through the first quarter of 1995, this swap agreement has performed as anticipated. The swap agreement entails the receipt of a fixed rate by the Corporation for the five-year term of 5.38%, maturing in July 1998. The Corporation agreed to pay a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. At March 31, 1995, total receivables and payables relating to unpaid interest income/expense from the swap agreement totaled $1.9 million and $2.3 million, respectively, and there were no fees associated with these transactions. The total aggregate net interest expense recorded in the first quarter of 1995 from this swap transaction was $398 thousand, which is included in interest income relating to the money market assets. The market value (replacement cost) of the swap agreement has fluctuated, from an unrealized loss of $16.8 million at December 31, 1994, to an unrealized loss of $10.5 million at March 31, 1995.

Based on the possibility of further short-term rate increases by the Federal Reserve, in April 1994, the Corporation purchased two $100 million (notional principal balance) corridors to reduce its interest-rate risk exposure.
One of the corridors was for a term of two years, and the other for three years. A premium was paid for these agreements, with the cost amortized over the respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of the adjustments, the Corporation would receive payments from the counterparty if three-month Libor exceeded a level of approximately 5.60%, however, if Libor rose above 7.00%, then the Corporation would begin paying to the counterparty Libor in excess of 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. At March 31, 1995, the Corporation was receiving interest payments based on a three-month Libor rate of 6.38% at the last reset date. These corridor agreements mature in April 1996 and April 1997.

In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance). This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. A premium was also paid for this corridor, with the cost amortized over the two-year life. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%. Such payments will cease, if three-month Libor would equal or exceed 8.00% on a reset date. As of March 31, 1995, the Corporation was receiving interest payments based on a three-month Libor rate of 6.31% at the last reset date. The "terminating corridor" agreement matures in August 1996.

At March 31, 1995, total receivables and payables relating to unpaid interest income/expense from all the corridor transactions totaled an aggregate $4.3 million and $4.0 million, respectively, with aggregate unamortized fees totaling $2.4 million and aggregate unrealized gains of approximately $1.2 million at quarter-end 1995. Total aggregate net interest income recorded in the first quarter from these corridor transactions was $384 thousand, which was more than offset by the amortization of prepaid costs totaling $413 thousand for the first three months of 1995.

NOTE 7.        COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The first swap agreement entails the receipt of a floating rate by the Corporation for a one-year term, at a rate equal to 3-month Libor, reset quarterly and maturing in March 1996. At March 31, 1995, the Corporation was receiving interest payments based on a 3-month Libor rate of 6.31% based upon the initial setting. The Corporation agreed to pay a fixed rate of 6.73%. The second swap agreement entails the receipt of a floating rate by the Corporation for a two-year term, at a rate equal to 3-month Libor, reset quarterly and maturing in March 1997. At March 31, 1995, the Corporation was receiving interest payments based on a 3-month Libor rate of 6.31% based upon the initial setting. The Corporation agreed to pay a fixed rate of 6.97%. All payments are netted on a quarterly basis. At March 31, 1995, total receivables and payables relating to unpaid interest income/expense from the swap agreements totaled $140 thousand and $143 thousand, respectively, and are included in interest income relating to the real estate mortgage loan portfolio. There were no fees associated with these transactions. The total aggregate net interest expense recorded in the first quarter of 1995 was $3 thousand.


NOTE 8.        RECENT DEVELOPMENTS

On March 23, 1995, the Corporation signed a contract to purchase approximately 7 acres of land in Riverdale, Maryland in Prince George's County. The Corporation intends to construct and occupy a 156,000 square foot office complex, which will include several technology related functions that are presently located in leased facilities, with the majority of the personnel coming from leased office space at the 1120 Vermont Avenue location in Washington, D.C. Construction of this facility is scheduled to begin in late June to early July 1995, subject to the Corporation completing several stages of approvals with local governmental authorities. The Corporation does not anticipate any substantial delays from the approval process and expects the office complex to be completed in May 1996. The Corporation has committed internal personnel and external resources to review all of its occupancy needs through a "strategic occupancy" task force. The selection of the Riverdale, Maryland site entailed extensive research and analysis, including the review of the needs of the divisions to be moved, the impact to employees moving to the facility, access to mass transit routes, in addition to the overall effect on the Corporation's operating results. The Corporation estimates that the relocation of personnel from leased locations to this new facility will have an immediate positive impact on its results of operations in 1996 and thereafter. The Corporation does not anticipate any material impact to its financial condition or results of operations in the current fiscal year from its plans for building this new office facility.


NOTE 9.        REGULATORY MATTERS

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Federal Reserve"). The Memorandum of Understanding was the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. Under the terms of the Memorandum of Understanding, the Corporation must notify the Federal Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Federal Reserve Bank relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur. As of March 31, 1995, the Corporation was in compliance with the provisions and requirements of the Memorandum of Understanding.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

SUMMARY

The Corporation reported consolidated net income of $8.8 million ($.20 per common share) for the first quarter of 1995 compared with net income of $7.9 million ($.15 per common share) for the same quarter a year earlier. The first quarter performance in 1995 is the Corporation's seventh consecutive profitable quarter. Results for the first quarter of 1995 reflect the benefit of a $863 thousand (pretax) increase in net interest income (on a tax-equivalent basis, see "Net Interest Income") and a $2.1 million reduction in the provision for loan losses. The increase in net interest income in the latest period was the result of improved asset mix and reductions in nonperforming assets. Also contributing to the improved first quarter 1995 results was a $6.4 million (12%) decrease in noninterest expense. The positive effects from the increase in net interest income and reductions in noninterest expense were partially offset by a decrease in noninterest income of $8.8 million (33%). A significant portion of the decrease in noninterest income was due to a $4.7 million gain on settlement of mortgage insurance claims, reductions in fees and other noninterest income totaling $2.1 million due to the sale of three foreign subsidiaries in 1994 as well as securities gains recorded in the first quarter of 1994. Excluding these amounts, noninterest income would have decreased by $616 thousand (2%) between the periods (see "Noninterest Income").

There was no provision for loan losses in the first quarter of 1995, the result of improvement in asset quality as nonperforming assets were reduced over 60% from $173.3 million at the end of the first quarter of 1994 to $69.2 million at the end of the first quarter of 1995. The March 31, 1995 level of nonperforming assets is the lowest since the third quarter of 1990. The Corporation's overall asset quality continues to improve as a result of collection and asset-management efforts as well as improved economic conditions domestically and in the United Kingdom.

Assets totaled $4.54 billion at March 31, 1995, up $112.9 million from year-end 1994 and a decrease of $242.7 million from March 31, 1994. The decrease in total assets from March 31, 1994 is attributable to decreases in loans of $109.6 million. Deposits at March 31, 1995 totaled $3.82 billion, an increase of $221.0 million from year-end 1994 and $38.4 million from March 31, 1994. The increase over the last twelve months is primarily due to increases in domestic time deposits, the result of the Corporation's banking relationship with the U.S.
Treasury, combined with several new initiatives in the deposit area (see "Deposits"). Total liabilities increased during the first quarter of 1995 ($93.4 million) and decreased $241.1 million from a year ago. The decrease over the preceding year is due to an overall reduction in the amount of borrowed funds outstanding.



PERFORMANCE ENHANCING STRATEGIES

In 1993, the Corporation initiated several performance enhancing strategies to improve the efficiency and effectiveness of its operations as well as the financial restructuring of its domestic and foreign operations. In 1994, these initiatives were substantially completed. Accrued and unpaid restructuring expenses totaled $828 thousand and $756 thousand for the efficiency plan and the financial restructuring plans, respectively, and are expected to be made in the second quarter of 1995.

As the largest commercial bank holding company headquartered in the nation's capital, the Corporation is uniquely positioned in the center of an affluent market that combines significant public- and private-sector customers. The
Corporation believes a "community bank" strategy allows it to offer a broader product line than its smaller competitors, while its personalized service and local decision-making give the Corporation a distinct advantage over its larger regional competitors. Local decision-making and a commitment to the community are the key to retaining existing customers and building new relationships. During 1994, the Corporation conducted a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has already sold or consolidated two retail branches as part of this analysis. The Corporation currently does not anticipate significant branch sales or consolidations, but the Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches, and is also searching for opportunities to establish new retail banking branches in strategic locations.

SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                                            MARCH 31, 1995                    MARCH 31, 1994
                                                      AMORTIZED         MARKET/         AMORTIZED           MARKET/
              AVAILABLE FOR SALE                        COST          BOOK VALUE          COST            BOOK VALUE
- -----------------------------------------------------------------------------------------------------------------------

(In thousands)

U.S. Treasury Securities                               $138,863        $137,984          $45,703            $45,438
Government Agencies Securities                           26,581          25,329                -                  -
Obligations of States & Political Subdivisions            8,800           8,200                -                  -
Mortgage-Backed Securities                              426,748         414,499          519,574            512,175
Other Securities                                         15,234          15,234           13,533             13,533
                                                       --------        --------         --------           --------

Total                                                  $616,226        $601,246         $578,810           $571,146



                                                            MARCH 31, 1995                     MARCH 31, 1994
                                                        BOOK            MARKET           BOOK               MARKET
               HELD-TO-MATURITY                         VALUE           VALUE            VALUE              VALUE
- ---------------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                               $318,861        $317,943         $563,493           $563,470
Obligations of States & Political Subdivisions          199,947         196,895                -                  -
Mortgage-Backed Securities                                    -               -                -                  -
Other Securities                                              -               -           13,941             13,997
                                                       --------        --------         --------           --------
Total                                                  $518,808        $514,838         $577,434           $577,467


Total securities held-to-maturity and available for sale increased $78.6 million (7.5%) during the first quarter of 1995, and decreased $28.5 million (2.5%) since March 31, 1994. The increase in securities for the first three months of 1995 was due to net purchases during the period from funds available from increases in deposits and loan repayments during the period. The decrease in securities during the past year occurred as proceeds from maturities and sales, combined with proceeds from maturing money market investments, were invested in longer-term, fixed-rate residential mortgage loans, as part of a strategy to improve earnings. The weighted-average maturities and yields for securities held-to-maturity, adjusted for anticipated prepayments, was approximately 1.3 years and 5.78% at March 31, 1995. The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 3.1 years and 6.10% at March 31, 1995.

SECURITIES, CONTINUED


The maturity distribution of securities as March 31, 1995, follows:

                                                                           OBLIGATIONS
                                             U.S.         GOVERNMENT        OF STATES
                                           TREASURY        AGENCIES       AND POLITICAL        OTHER
                                          SECURITIES      SECURITIES      SUBDIVISIONS       SECURITIES       TOTAL
- ----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE

Within 1 year
     Amortized Cost                           $123,800      $       -        $8,800           $6,285         $138,885
     Book/Market                               123,425              -         8,200            6,285          137,910
     Yield*                                       5.84%             -          6.08%            5.51%            5.84%

After 1 but within 5 years
     Amortized Cost                             15,063         26,581             -          229,083          270,727
     Book/Market                                14,559         25,329             -          221,935          261,823
     Yield*                                       4.05%          6.02%            -             5.98%            5.88%

After 5 but within 10 years
     Amortized Cost                                  -              -             -          176,764          176,764
     Book/Market                                     -              -             -          171,997          171,997
     Yield*                                          -              -             -             4.55%            4.55%

After 10 years
     Amortized Cost                                  -              -             -           29,850           29,850
     Book/Market                                     -              -             -           29,516           29,516
     Yield*                                          -              -             -             3.70%            3.70%
                                              --------        -------        ------         --------         --------

Total Securities Available for Sale
     Amortized Cost                           $138,863        $26,581        $8,800         $441,982         $616,226
     Book/Market                               137,984         25,329         8,200          429,733          601,246
     Yield*                                       5.64%          6.02%         6.08%            5.25%            5.38%


SECURITIES HELD-TO-MATURITY

Within 1 year
     Book                                     $318,861        $25,000        $    -          $     -         $343,861
     Market                                    317,943         24,973             -                -          342,916
     Yield*                                       5.38%          5.16%            -                -             5.36%

After 1 but within 5 years
     Book                                            -        174,947             -                -          174,947
     Market                                          -        171,922             -                -          171,922
     Yield*                                          -           7.01%            -                -             7.01%
                                              --------        -------        ------         --------         --------

Total Securities Held-to-Maturity
     Book                                     $318,861       $199,947        $    -          $     -         $518,808
     Market                                    317,943        196,895             -                -          514,838
     Yield*                                       5.38%          6.78%            -                -             5.92%

[FN]
* Weighted average yield to maturity at March 31, 1995. The securities within the category of "Securities Available for Sale - Obligations of State and Political Subdivisions" are taxable securities and are on a nonaccrual basis as March 31, 1995. All contractual payments to date have been received.

LOANS

The following table reflects loans by type for the periods indicated:


                                                                       MARCH 31,      MARCH 31,     DECEMBER 31,
LOAN TYPE (IN THOUSANDS)                                                 1995           1994           1994
- ----------------------------------------------------------------------------------------------------------------

Commercial and Financial                                             $   438,732    $   466,050    $   400,660
Real Estate - Commercial/Construction                                    312,548        358,987        323,835
Residential Mortgage                                                   1,325,928      1,292,496      1,317,169
Home Equity                                                              222,196        219,069        220,910
Consumer                                                                  73,315         74,606         75,887
Foreign                                                                  152,767        223,065        204,558
                                                                       ---------      ---------      ---------

Loans                                                                  2,525,486      2,634,273      2,543,019

Less: Unearned Discount (Unamortized
        Premium) and Net Deferred Fees                                    (6,000)        (6,768)        (6,905)
                                                                       ---------      ---------      ---------

Total Loans, Net                                                     $ 2,531,486    $ 2,641,041    $ 2,549,924


At March 31, 1995, total loans outstanding (net of premiums/discounts) were $2.53 billion, compared with $2.55 billion at December 31, 1994, and $2.64 billion at March 31, 1994. The decrease in loans from March 31, 1994 and
December 31, 1994, were mostly attributable to net decreases in real estate-commercial/construction and foreign loans, partially offset by increases in residential and home equity loans, the result of local-area residential loan initiatives.


REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
MARCH 31, 1995
(IN THOUSANDS)

                                                                              GEOGRAPHIC LOCATION
                                                      DISTRICT OF                       UNITED
PROJECT TYPE                                           COLUMBIA   VIRGINIA   MARYLAND   KINGDOM       OTHER     TOTAL
- -----------------------------------------------------------------------------------------------------------------------

Land Acquisition and
    Construction Development                           $ 29,524   $ 20,278   $ 20,096  $    --      $   --    $ 69,898
Multifamily Residential                                   9,048     13,301      7,411       --          595     30,355
Commercial:
    Office Buildings                                     47,580     41,238     20,306       --        2,383    111,507
    Shopping Centers                                     11,153     21,947     18,844       --          --      51,944
    Hotels                                                4,584      5,543       --         --          --      10,127
    Industrial/Warehouse Loans                             --       11,220      4,909       --          --      16,129
    Churches                                              5,407      2,824      6,031       --          --      14,262
    Other                                                   958      5,882      1,420       --           66      8,326
                                                        -------   --------   --------   --------   --------   --------
Total Commercial                                         69,682     88,654     51,510       --        2,449    212,295

Foreign                                                    --         --         --      101,173        --     101,173
                                                        -------   --------   --------   --------   --------   --------
Total Real Estate-Commercial/
    Construction Loans                                 $108,254   $122,233   $ 79,017   $101,173   $  3,044   $413,721

LOANS, CONTINUED

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

At March 31, 1995, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. The Corporation did not have any cross-border outstandings between .75% and 1% at March 31, 1995, December 31, 1994 or March 31, 1994.

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
(IN MILLIONS)

                                                                                                     90 DAYS
                                                   % OF                                              OR MORE     POTENTIAL
                                AMOUNT            ASSETS          NONACCRUAL    RENEGOTIATED         PAST DUE     PROBLEM
- ---------------------------------------------------------------------------------------------------------------------------

MARCH 31, 1995
United Kingdom                  $153.1            3.4%             $7.6             $0.2              $-             $4.4

DECEMBER 31, 1994
United Kingdom                   149.4            3.4              10.6              0.3               -              4.3
France                            61.1            1.4                 -                -               -                -

MARCH 31, 1994
United Kingdom                   186.1            3.9              29.9              0.8               -             12.4

ASSET QUALITY

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $69.2 million at March 31, 1995, a $6.5 million (9%) decrease from the year-end 1994 total of $75.7 million and a $104.0 million (60%) decrease from the March 31, 1994 total. The composition of nonperforming assets and past due loans is detailed below:


NONPERFORMING ASSETS AND PAST-DUE LOANS
(IN THOUSANDS)

                                                                                         MARCH 31,    MARCH 31,  DECEMBER 31,
                                                                                           1995         1994        1994
- ---------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                                $14,397    $ 74,576      $11,518
  Foreign                                                                                   8,308      35,392       15,865
                                                                                          -------    --------      -------
Total Nonaccrual Loans                                                                     22,705     109,968       27,383
                                                                                          -------    --------      -------

Renegotiated Loans: (2)
  Domestic                                                                                    162      11,148          288
  Foreign                                                                                     220         755          267
                                                                                          -------    --------      -------
Total Renegotiated Loans                                                                      382      11,903          555
                                                                                          -------    --------      -------

Other Real Estate Owned, Net:
  Domestic                                                                                 42,887      44,414       44,068
  Foreign                                                                                   3,254       6,989        3,695
                                                                                          -------    --------      -------
Total Other Real Estate Owned, Net                                                         46,141      51,403       47,763
                                                                                          -------    --------      -------


Total Nonperforming Assets                                                                $69,228    $173,274      $75,701

PAST-DUE LOANS: (3)

  Domestic                                                                                 $2,919    $  2,184       $6,091
  Foreign                                                                                      --          --           30
                                                                                          -------    --------      -------

Total Past-Due Loans                                                                       $2,919    $  2,184       $6,121

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection.
(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not include $13.5 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.
(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

ASSET QUALITY, CONTINUED

At March 31, 1995, nonaccrual loans, including both domestic and foreign loans, were $22.7 million, or 0.9% of total loans, compared with $27.4 million, or 1.1% of total loans, at year-end 1994 and $110.0 million, or 4.2% of total loans, at March 31, 1994. The decrease in nonaccrual loans during the first quarter of 1995, was due to paydowns and payoffs of $5.0 million, in addition to loans returning to accrual status of $1.8 million, and charge-offs of $4.7 million. These reductions were partially offset by net additions of $6.8 million. Of the $5.0 million in paydowns and payoffs during the first three months of 1995, $4.1 million (82.1%) related to foreign nonaccrual loans and $0.9 million (17.9%) related to domestic nonaccrual loans. During the first quarter of 1995, domestic nonaccrual loans increased $2.9 million, while foreign nonaccrual loans decreased by $7.6 million. The domestic nonaccrual increase was the result of one real estate-commercial/construction loan totaling $4.0 million placed on nonaccrual status during the quarter, while the foreign decrease was due to the aforementioned payoffs and charge offs. Renegotiated loans decreased $173 thousand during the first quarter of 1995, with paydowns and payoffs totaling $59 thousand, combined with transfers back to accrual status of $114 thousand. Nonaccrual and renegotiated real estate-commercial/construction loans, both foreign and domestic, totaled $10.8 million at March 31, 1995, or 46.6% of the total nonaccrual and renegotiated loans at quarter-end 1995.

Other real estate owned, net of reserves, decreased to $46.1 million at March 31, 1995, from $47.8 million at December 31, 1994 and $51.4 million at March 31, 1994. The decrease during the first three months of 1995 is the result of paydowns and sales of $1.8 million offset by foreign exchange translation adjustments and decreased selling expense reserves of $100 thousand. At March 31, 1995, residential and commercial land composed 72% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.


OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
MARCH 31, 1995
(IN THOUSANDS)

                                                                      GEOGRAPHIC LOCATION
                                            DISTRICT OF                                      UNITED
              PROJECT TYPE                   COLUMBIA       VIRGINIA        MARYLAND         KINGDOM          OTHER          TOTAL
- -----------------------------------------------------------------------------------------------------------------------------------

Land                                              $500       $23,721         $8,809              $-              $-         $33,030
Single-Family Residential                        1,032             -            374               -              15           1,421
Office Buildings/Retail                              -           617          4,901           1,543           2,561           9,622
Multifamily Residential                              -             -              -               -               -               -
Warehouse Loans                                    357             -              -           1,058               -           1,415
Shopping Centers                                     -             -              -             653               -             653
Other                                                -             -              -               -               -               -
                                               -------       -------        -------          ------          ------         -------
Total Other Real Estate Owned, Net              $1,889       $24,338        $14,084          $3,254          $2,576         $46,141

[FN]
(1) - Balances are net of valuation reserves totaling $2.2 million.


Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $3.2 million during the first quarter of 1995 to $2.9 million, while increasing $735 thousand from March 31, 1994.

At March 31, 1995, the Corporation had identified approximately $15.1 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted of $10.7 million of domestic loans, primarily commercial and financial, and $4.4 million of commercial property and corporate loans originated in the United Kingdom.

ASSET QUALITY, CONTINUED


In addition, the Corporation had $8.2 million in other potential problem assets at March 31, 1995. This amount consisted of $10.0 million, par value, of Orange County, California, variable-rate one-year bonds due in July and August 1995, which were purchased from the Corporation's proprietary RIMCO Monument Money Market Fund. These securities are classified in the securities available for sale portfolio at quarter-end 1995. Due to Orange County's bankruptcy declaration on December 6, 1994, these bonds are on a nonaccrual basis and have been written down to their estimated fair value. Interest on the bonds is current, but due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received.

The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $94.3 million, or 3.73% of total loans (net of premiums/discounts) at March 31, 1995, compared with $97.0 million, or 3.81% of total loans at December 31, 1994, and $86.7 million, or 3.28% of total loans, at March 31, 1994. The decrease in the reserve for loan losses as a percentage of total loans from March 31, 1994 to March 31, 1995, was due to the increase in total loans during the periods, primarily in residential mortgage type loans. The Corporation's coverage ratio was 408% at March 31, 1995, 347% at year-end 1994 and 71.2% at March 31, 1994. The increase in the coverage ratio during the periods was primarily the result of decreases in total nonperforming assets during the periods.



DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.8 billion at March 31, 1995, increasing $221.0 million (6.1%) from the year-end 1994's deposit total and $38.4 million (1.0%) from the March 31, 1994 deposit total. The increase from the year earlier balance was due to increases in domestic time deposits ($287.8 million), partially offset by declines in savings and NOW accounts and money market deposits ($201.6 million). The increase in domestic time deposits was mainly due a $160.9 million increase in the balance of time deposits with the U.S. Treasury at quarter-end. The remainder of the increase was due to several deposit initiatives begun in the latter half of 1994, primarily targeting demand deposit and time deposit products.

DEPOSITS

                                                                 MARCH 31,                            CHANGE
(IN THOUSANDS)                                               1995          1994                 AMOUNT       PERCENT
_____________________________________________________________________________________________________________________
Demand Deposits                                               $836,660      $940,180            $(103,520)  (11.0)%

Interest-Bearing Deposits:
     Savings and NOW Accounts                                  856,555       943,249              (86,694)   (9.2)
     Money Market Deposit Accounts                             957,234     1,072,172             (114,938)  (10.7)
     Time Deposits in Domestic Offices                         886,509       598,755              287,754    48.1
     Time Deposits in Foreign Offices                          286,866       231,045               55,821    24.2
                                                             ---------     ---------            ---------   -----
Total Interest-Bearing Deposits                              2,987,164     2,845,221              141,943     5.0
                                                             ---------     ---------            ---------   -----

Total Deposits                                              $3,823,824    $3,785,401            $  38,423     1.0%


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $151.4 million (51.6%) during the first quarter of 1995 and $296.3 million (67.6%) since the end of the first quarter of 1994. Short-term borrowings are an additional source of funds that the Corporation has established to meet certain asset/liability and daily cash management objectives. Rising short-term borrowing rates, which steadily increased during 1994, combined with the overall flattening of the yield curve, has resulted in reduced margins from this source of funds. The decreases in short-term borrowings during the periods were funded by increases in deposits, and to a lesser extent, decreases in loans and other asset categories.



SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                       MARCH 31,                          CHANGE
(IN THOUSANDS)                                                     1995          1994              AMOUNT       PERCENT
________________________________________________________________________________________________________________________
Federal Funds Purchased and Repurchase Agreements                $102,346      $287,921           $(185,575)    (64.5)%
U.S. Treasury Notes and Other Borrowed Funds                       39,700       150,441            (110,741)    (73.6)
                                                                 --------      --------           ----------    -------
Total Short-Term Borrowings                                       142,046       438,362            (296,316)    (67.6)
Long-Term Debt                                                    217,625       217,625                -           -
                                                                 --------      --------           ----------    -------
Total Short-Term Borrowings and Long-Term Debt                   $359,671      $655,987           $(296,316)    (45.2)%



LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors, at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management"). At March 31, 1995, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.7 billion (38.4% of total assets). This compares with $1.6 billion (36.5%) at December 31, 1994, and $1.8 billion (38.6%) at March 31, 1994. The increase in total liquid assets and the percentage of liquid assets to total assets from March 31, 1994, were the result of cash inflows from the Corporation's deposit initiatives combined with maturities of securities and loans. The Corporation expects liquid assets to remain at approximately the March 31, 1995 level for the foreseeable future.

The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits and other sources of funds, such as short-term borrowings and assets available for securitization.

INTEREST RATE RISK MANAGEMENT

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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for an ensuing 12-month period under the "most likely" scenario described above. At March 31, 1995, the Corporation maintained a relatively balanced interest-rate risk position. This position would serve to insulate the Corporation against interest rates moving significantly in either direction.

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

Management finds that all of the methodologies discussed above provide a meaningful representation of the Corporation's interest-rate sensitivity, though factors other than changes in the interest-rate environment, such as levels of nonearning assets, and changes in the composition of earning assets, may impact net interest income. Management believes its current rate sensitivity level is appropriate, considering the Corporation's economic outlook and the conservative approach taken in the review and monitoring of the Corporation's interest-rate risk position.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at March 31, 1995 was $287.1 million, up $19.4 million from the year-end 1994 total and down $1.6 million from March 31, 1994. The increase from year-end 1994 was the result of earnings totaling $8.8 million combined with a reduction in unrealized losses in the Corporation's securities available for sale portfolio of $13.2 million, partially offset by dividends on preferred stock of $2.7 million. The decrease in stockholders' equity over the preceding year is attributable to a $7.3 million increase in unrealized losses in the Corporation's securities available for sale portfolio, which was offset by an increase from earnings during the period.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 18.72% and 11.63%, respectively, at March 31, 1995, compared with 18.50% and 11.48% at December 31, 1994 and 17.53% and 10.84% at March 31, 1994,
respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline-the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 6.48% at March 31, 1995, compared with leverage ratios of 6.42% and 6.15% at December 31, 1994 and March 31, 1994, respectively. Regulatory capital ratios do not include the impact of unrealized losses on the securities available for sale portfolio totaling $15.0 million at March 31, 1995. The Corporation's equity to assets ratio, which does include these unrealized losses, remains solid, with a ratio of 6.33% at March 31, 1995 compared to 6.05% and 6.04% at December 31, 1994, and March 31, 1994, respectively.

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


CAPITAL RATIOS

                                                                                                          REQUIRED
                                                    MAR. 31, 1995       DEC. 31, 1994     MAR. 31, 1994   MINIMUMS
___________________________________________________________________________________________________________________
RIGGS NATIONAL CORPORATION:
     Tier I                                                11.63%          11.48%          10.84%          4.00%
     Combined Tier I and Tier II                           18.72           18.50           17.53           8.00
     Leverage*                                              6.48            6.42            6.15           4.00

THE RIGGS NATIONAL BANK OF WASHINGTON, D.C.:
     Tier I                                                13.84           13.35           11.17           4.00
     Combined Tier I and Tier II                           15.12           14.64           12.45           8.00
     Leverage*                                              7.67            7.39            6.34           4.00

THE RIGGS NATIONAL BANK OF VIRGINIA:
     Tier I                                                17.87           18.18           17.01           4.00
     Combined Tier I and Tier II                           19.00           19.43           18.26           8.00
     Leverage*                                              9.10            9.74            9.25           4.00

THE RIGGS NATIONAL BANK OF MARYLAND:
     Tier I                                                12.88           13.21           12.16           4.00
     Combined Tier I and Tier II                           14.13           14.46           13.41           8.00
     Leverage*                                              6.93            7.33            6.62           4.00


[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board. The Federal Reserve Board has not indicated a requirement higher than 4.00% at March 31, 1995.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $38.9 million in the first quarter of 1995, down $514 thousand from the fourth quarter of 1994, and up $863 thousand from the first quarter of 1994. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the first quarter of 1995 was 3.91% (see schedule of the following page), a decrease of one basis point from 3.92% for the fourth quarter of 1994 and an increase of 21 basis points from 3.70% for the first quarter of 1994. The interest rate increases of 1994 abated during the first three months of 1995. With the rising rates in 1994, the Corporation's assets generally repriced faster than liabilities. During the first quarter of 1995, the asset repricing has leveled, as the interest rate increases have abated, which resulted in a leveling of the Corporation's net interest margin. The Corporation anticipates the net interest margin will remain level, or decrease slightly, as repricing liabilities and certain deposit initiatives unfold in future periods. The loan-to-deposit ratio stood at 66.2% at March 31, 1995, down slightly from the year-end 1994 ratio of 70.8%, the result of the aforementioned deposit increases. The ratio of loans to average earning assets was 62.6% for the first quarter of 1995, compared with ratios of 64.5% and 62.4% for the fourth quarter of 1994 and the first quarter of 1994, respectively.

Interest income earned on nonaccrual and restructured loans totaled $117 thousand and $1.1 million for the three months ended March 31, 1995 and 1994, respectively. Interest income that would have been earned under the original terms of these loans was $869 thousand and $3.2 million, respectively, which reduced the net interest margin by approximately 7 basis points in 1995 and 21 basis points in 1994.


INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS  (1)
(IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                             MARCH 31, 1995
______________________________________________________________________________________________________________
Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                                                        $440
   Foreign Loans                                                                                          404
  Renegotiated Loans                                                                                       25
                                                                                                         ----
Total                                                                                                    $869

Actual Interest Income Recognized:
  Nonaccrual Loans:
   Domestic Loans                                                                                         $32
   Foreign Loans                                                                                           85
  Renegotiated Loans                                                                                        -
                                                                                                         ----
Total                                                                                                    $117


[FN]

(1)- For loans on nonaccrual and a renegotiated status at March 31, 1995, the table shows total interest income at original terms and actual income recognized for the three months ended March 31, 1995.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                   THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                     MARCH 31, 1995                      MARCH 31, 1994
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                   AVERAGE     INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE     RATE          BALANCE     EXPENSE   RATE
_______________________________________________________________________________________________________________________________
ASSETS

  Loans: (2)
   Commercial - Taxable                                   $389,119     $7,710      8.04 %       $358,892    $5,850      6.61 %
   Commercial - Tax-Exempt                                  36,398        918     10.23           76,017     1,474      7.86
   Real Estate - Commercial/Construction                   316,274      7,516      9.64          385,028     7,801      8.22
   Residential Mortgage                                  1,326,838     23,544      7.20        1,254,138    22,116      7.15
   Home Equity                                             224,722      4,901      8.84          228,842     3,891      6.90
   Consumer                                                 73,915      2,168     11.90           77,737     2,257     11.77
   Foreign                                                 161,958      3,488      8.73          217,873     4,582      8.53
                                                         ---------     ------     -----        ---------    ------     -----
  Total Loans (Including Fees)                           2,529,224     50,245      8.06        2,598,527    47,971      7.49
                                                         ---------     ------     -----        ---------    ------     -----

  Securities Available for Sale (3)                        598,156      9,315      6.32          638,849     6,461      4.10
  Securities Held-to-Maturity                              448,205      6,439      5.83          598,297     6,731      4.56
  Time Deposits with Other Banks                           216,031      3,483      6.54          184,599     2,630      5.78
  Federal Funds Sold and Resale Agreements                 246,224      3,604      5.94          147,188     1,196      3.30
                                                         ---------     ------      ----        ---------    ------      ----
    Total Earning Assets and Average Rate Earned         4,037,840     73,086      7.34        4,167,460    64,989      6.32
                                                         ---------     ------      ----        ---------    ------      ----

  Less: Reserve for Loan Losses                             97,658                                86,944
  Cash and Due from Banks                                  202,617                               240,987
  Premises and Equipment, Net                              150,953                               160,295
  Other Assets                                             183,222                               186,007
                                                        ----------                            ----------

  Total Assets                                          $4,476,974                            $4,667,805

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                               $848,026     $4,904      2.35 %       $939,044    $4,758      2.05 %
   Money Market Deposit Accounts                           972,617      7,921      3.30        1,061,281     6,290      2.40
   Time Deposits in Domestic Offices                       806,490      9,255      4.65          843,596     6,019      2.89
   Time Deposits in Foreign Offices                        286,311      4,408      6.24          218,690     2,809      5.21
                                                         ---------     ------     -----        ---------    ------     -----
  Total Interest-Bearing Deposits                        2,913,444     26,488      3.69        3,062,611    19,876      2.63
                                                         ---------     ------     -----        ---------    ------     -----
  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              149,401      2,216      6.02           80,439       594      2.99
   U.S. Treasury Notes and Other Borrowed Funds             48,515        662      5.53           86,459       628      2.95
   Long-Term Debt                                          217,625      4,807      8.96          279,128     5,841      8.49
                                                         ---------     ------     -----        ---------    ------     -----
    Total Interest-Bearing Funds and Average Rate Paid   3,328,985     34,173      4.16        3,508,637    26,939      3.11
                                                         ---------     ------     -----        ---------    ------     -----

  Demand Deposits                                          828,149                               817,792
  Other Liabilities                                         45,354                                47,233
  Stockholders' Equity                                     274,486                               294,143
                                                        ----------                            ----------

  Total Liabilities and Stockholders' Equity            $4,476,974                            $4,667,805

  NET INTEREST INCOME AND SPREAD                                      $38,913      3.18 %                  $38,050      3.21 %
                                                                                  -----                                -----

  NET INTEREST MARGIN ON EARNING ASSETS                                            3.91 %                               3.70 %

[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - Securities available for sale are presented net of valuation allowances; if presented gross of valuation allowances, the Corporation's adjusted net interest spread and margin would total 3.14% and 3.89%, respectively, at March 31, 1995, with no effect to the prior year period.

NONINTEREST INCOME

Noninterest income for the first quarter of 1995 was $18.0 million, compared with $17.4 million for the fourth quarter of 1994 and $26.8 million for the first quarter of 1994. The $8.8 million decrease when comparing quarters on a year-to-year basis was attributable primarily to the recognition of gain on settlement of mortgage insurance claims of $4.7 million in 1994 and decreases of $1.7 million of international noncredit commissions and fees and $0.8 million of trust income. The reduction in international commissions and fees was the result of the sale of three foreign subsidiaries in the third quarter of 1994. Also contributing to the decrease from March 31, 1994 was a $1.3 million decrease in net securities gains. The $600 thousand increase in noninterest income from the fourth quarter of 1994 to the first quarter of 1995 was due to a $1.2 million securities loss in the fourth quarter of 1994, partially offset by a $382 thousand decrease in trust income and a $246 thousand decrease in other noninterest income.


NONINTEREST INCOME

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,                           CHANGE
(IN THOUSANDS)                                                  1995          1994               AMOUNT      PERCENT
_____________________________________________________________________________________________________________________
Service Charges                                                $8,543        $8,830                $(287)    ( 3.3)%
Trust Income                                                    6,642         7,457                 (815)    (10.9)
International Noncredit Commissions and Fees                      220         1,937               (1,717)    (88.6)
Gain on Settlement of Mortgage Insurance Claims                     -         4,739               (4,739)       -
Foreign Exchange Income                                           610           546                   64      11.7
Other Noninterest Income                                        1,937         1,906                   31       1.6
                                                               ------        ------              -------     ------

Noninterest Income Excluding Securities Gains, Net             17,952        25,415               (7,463)    (29.4)
Securities Gains, Net                                              46         1,356               (1,310)    (96.6)
                                                               ------        ------               -------    ------

Total Noninterest Income                                      $17,998       $26,771              $(8,773)    (32.8)%


NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1995 was $47.2 million, a decrease of $951 thousand when compared with the fourth quarter of 1994 and a decrease of $6.4 million when compared with the first quarter of 1994. The decrease from December 31, 1994 was primarily due to an increase in other real estate owned income of $1.3 million and a decrease in occupancy expense of $362 thousand offset by an increase in full-time salaries and bonuses of $1.3 million. The decrease from the first quarter of 1994 was primarily attributable to an increase in other real estate owned income of $2.4 million and decreases in staff, occupancy, and consulting expenses of $757 thousand, $743 thousand and $620 thousand, respectively. Furniture and equipment expense decreased $608 thousand and FDIC Insurance expense decreased $443 thousand from March 31, 1994. The sale of three foreign subsidiaries in the third quarter of 1994 accounted for reductions in salaries, occupancy, and furniture and equipment expenses totaling approximately $2.0 million when comparing 1995 results to the prior year.


NONINTEREST EXPENSE

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,                         CHANGE
(IN THOUSANDS)                                                  1995          1994                AMOUNT    PERCENT
_____________________________________________________________________________________________________________________
Salaries and Wages                                            $16,157       $16,645                $(488)    ( 2.9)%
Pensions and Other Employee Benefits                            4,628         4,897                 (269)    ( 5.5)
                                                              -------       -------                ------    -------

Total Staff Expense                                            20,785        21,542                 (757)    ( 3.5)
                                                              -------       -------                ------    -------

Occupancy, Net                                                  5,272         6,015                 (743)    (12.4)
Data Processing Services                                        4,358         4,423                  (65)    ( 1.5)
Furniture and Equipment                                         2,006         2,614                 (608)    (23.3)
FDIC Insurance                                                  1,989         2,432                 (443)    (18.2)
Advertising and Public Relations                                1,254         1,391                 (137)    ( 9.8)
Other Real Estate Owned Expense (Income), Net                  (1,084)        1,286               (2,370)       -
Other Noninterest Expense                                      12,571        13,884               (1,313)    ( 9.5)
                                                              -------       -------              -------     ------

Total Noninterest Expense                                     $47,151       $53,587              $(6,436)    (12.0)%


TAXES

The Corporation's provision for income taxes includes both federal, state and foreign income taxes. Income tax expense totaling $104 thousand was recognized for the quarter ended March 31, 1995, compared with income tax benefit of $141 thousand for the quarter ended December 31, 1994, and income tax expense of $130 thousand for the quarter ended March 31, 1994. The 1995 tax provision was less than the statutory rate because of the Corporation's ability to carryforward net operating losses.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES





ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


        (A)    EXHIBITS
               --------

               10.13 - 1995 Incentive Plan.


        (B)    REPORTS ON FORM 8-K
               -------------------

               None







                                   SIGNATURES
                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




             Date:       May 15, 1995            /s/ Joe L. Allbritton
                         ------------           -------------------------
                                                    Joe L. Allbritton
                                                Chairman of the Board and
                                                 Chief Executive Officer




             Date:       May 15, 1995            /s/ John L. Davis
                         ------------           --------------------------
                                                     John L. Davis
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)