Form 10-Q
period 1995-06-30
RIGGS NATIONAL CORP
filed 1995-08-04
CIK 350847

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

            (MARK ONE)
               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                                 OR
               [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM ________ TO _________

                                 COMMISSION FILE NUMBER 0-9756

                                   RIGGS NATIONAL CORPORATION
                    ----------------------------------------------------
                   (Exact name of registrant as specified in its charter)


                  DELAWARE                                     52-1217953
           -----------------------------------------------------------------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or shorter periods that the registrant was required to file such reports), and (2) has been subject to such
             filing requirements for the past 90 days. Yes X . No .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

      COMMON STOCK, $2.50 PAR VALUE                  30,258,414 SHARES
      -----------------------------            ------------------------------
            (Title of Class)                   (Outstanding at August 3, 1995)

                             RIGGS NATIONAL CORPORATION


                                  TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                     PAGE NO.


Item 1.   Financial Statements-Unaudited

          Consolidated Statements of Income
          Three and six months ended June 30, 1995 and 1994               3

          Consolidated Statements of Condition
          June 30, 1995 and 1994, and December 31, 1994                   4

          Consolidated Statements of Changes in Stockholders' Equity
          Six months ended June 30, 1995 and 1994                         5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1995 and 1994                         6

          Financial Ratios and Other Financial Data                       7

          Notes to the Consolidated Statements                         8-13


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       14-30



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            None

Item 2.   Change in Securities                                         None

Item 3.   Defaults Upon Senior Securities                              None

Item 4.   Submission of Matters to a Vote of Security Holders            31

Item 5.   Other Information                                            None

Item 6.   Exhibits and Reports on Form 8-K                               32


Signatures                                                               32

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                               1995           1994          1995            1994
- ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans                                                  $51,197        $48,412      $100,875        $95,535
  Interest and Dividends on Securities Available for Sale                       9,617          7,316        18,932         13,777
  Interest and Dividends on Securities Held-to-Maturity                         8,838          4,478        14,983         10,966
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                            4,035          2,049         7,518          4,679
      Federal Funds Sold and Reverse Repurchase Agreements                      2,788          2,168         6,392          3,364
                                                                               ------         ------       -------        -------
  Total Interest on Money Market Assets                                         6,823          4,217        13,910          8,043
                                                                               ------         ------       -------        -------
  Total Interest Income                                                        76,475         64,423       148,700        128,321

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                  4,803          4,742         9,707          9,500
      Money Market Deposit Accounts                                             8,092          6,379        16,013         12,669
      Time Deposits in Domestic Offices                                        11,280          5,884        20,535         11,903
      Time Deposits in Foreign Offices                                          4,597          2,629         9,005          5,438
                                                                               ------         ------       -------        -------
  Total Interest on Deposits                                                   28,772         19,634        55,260         39,510
                                                                               ------         ------       -------        -------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                         3,349            998         5,565          1,592
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                1,563            813         2,225          1,441
      Long-Term Debt                                                            4,804          4,744         9,611         10,585
                                                                               ------         ------       -------        -------
  Total Interest on Short-Term Borrowings and Long-Term Debt                    9,716          6,555        17,401         13,618
                                                                               ------         ------       -------        -------
  Total Interest Expense                                                       38,488         26,189        72,661         53,128
                                                                               ------         ------       -------        -------
  Net Interest Income                                                          37,987         38,234        76,039         75,193
  Less:  Provision for Loan Losses                                                  -          2,100             -          4,200
                                                                               ------         ------       -------        -------
  Net Interest Income after Provision for Loan Losses                          37,987         36,134        76,039         70,993

NONINTEREST INCOME
  Service Charges and Fees                                                      8,733         12,454        17,496         23,221
  Trust Income                                                                  7,329          7,538        13,971         14,995
  Gain on Settlement of Mortgage Insurance Claims                                   -              -             -          4,739
  Other Noninterest Income                                                      2,276          2,502         4,823          4,954
  Securities Gains, Net                                                             -             68            46          1,424
                                                                               ------         ------       -------        -------
  Total Noninterest Income                                                     18,338         22,562        36,336         49,333

NONINTEREST EXPENSE
  Salaries and Wages                                                           15,997         16,236        32,154         32,881
  Pensions and Other Employee Benefits                                          3,892          4,953         8,520          9,850
  Occupancy, Net                                                                5,934          5,574        11,206         11,589
  Data Processing Services                                                      4,026          4,243         8,384          8,666
  Furniture and Equipment                                                       2,028          2,334         4,034          4,948
  FDIC Insurance                                                                1,994          2,431         3,983          4,863
  Advertising and Public Relations                                              1,407          1,536         2,661          2,927
  Other Real Estate Owned (Income) Expense, Net                                 (889)          (280)       (1,973)          1,006
  Restructuring Expense                                                             -        (2,059)             -        (2,059)
  Other Noninterest Expense                                                    12,481         14,588        25,052         28,472
                                                                               ------         ------       -------        -------
  Total Noninterest Expense                                                    46,870         49,556        94,021        103,143

  Income before Taxes                                                           9,455          9,140        18,354         17,183
  Applicable Income Tax Expense (Benefit)                                          87          (693)           191          (563)
                                                                               ------         ------       -------        -------
  Net Income                                                                    9,368          9,833        18,163         17,746
  Dividends on Preferred Stock                                                (2,687)        (3,046)       (5,375)        (6,391)
                                                                               ------         ------       -------        -------
  Net Income Available for Common Stock                                        $6,681         $6,787       $12,788        $11,355

EARNINGS PER COMMON SHARE                                                        $.22           $.23          $.42           $.38

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                         JUNE 30,       JUNE 30,    DECEMBER 31,
(UNAUDITED IN JUNE 30, 1995 AND 1994)                                              1995           1994         1994
- ---------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                        $228,743      $197,840      $206,953
  Money Market Assets:
      Time Deposits with Other Banks                                              245,511       162,480       228,224
      Federal Funds Sold and Reverse Repurchase Agreements                        200,300       282,700       160,000
                                                                                ---------     ---------     ---------
  Total Money Market Assets                                                       445,811       445,180       388,224
                                                                                ---------     ---------     ---------
  Securities Available for Sale (at Market Value)                                 629,188       539,061       598,277
  Securities Held-to-Maturity (Market Value: June 30, 1995, $755,968;
       June 30, 1994, $417,126; December 31, 1994, $434,993)                      756,127       420,962       443,163
  Loans                                                                         2,571,494     2,650,024     2,549,924
  Reserve for Loan Losses                                                         100,145        92,094        97,039
                                                                                ---------     ---------     ---------
  Net Loans                                                                     2,471,349     2,557,930     2,452,885
                                                                                ---------     ---------     ---------
  Premises and Equipment, Net                                                     152,096       156,159       151,532
  Accrued Interest Receivable                                                      34,491        24,192        27,904
  Other Real Estate Owned, Net                                                     42,847        49,215        47,763
  Other Assets                                                                    115,440       122,707       108,964
                                                                                ---------     ---------     ---------
  Total Assets                                                                 $4,876,092    $4,513,246    $4,425,665

LIABILITIES
  Noninterest-Bearing Demand Deposits                                            $859,168      $934,883      $827,023
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                    800,321       895,519       900,209
      Money Market Deposit Accounts                                               917,961     1,097,646       966,348
      Time Deposits in Domestic Offices                                           879,833       602,912       625,432
      Time Deposits in Foreign Offices                                            315,578       207,953       283,782
                                                                                ---------     ---------     ---------
  Total Interest-Bearing Deposits                                               2,913,693     2,804,030     2,775,771
                                                                                ---------     ---------     ---------
  Total Deposits                                                                3,772,861     3,738,913     3,602,794
                                                                                ---------     ---------     ---------
  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                           195,631        69,930       264,878
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                  335,750       150,406        28,559
                                                                                ---------     ---------     ---------
  Total Short-Term Borrowings                                                     531,381       220,336       293,437
                                                                                ---------     ---------     ---------
  Other Liabilities                                                                48,719        49,241        44,146
  Long-Term Debt                                                                  217,625       217,625       217,625
                                                                                ---------     ---------     ---------
  Total Liabilities                                                             4,570,586     4,226,115     4,158,002

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at June 30, 1995 and 1994, and
         December 31, 1994; Liquidation Preference - $25 per share
         Cumulative Convertible Series A - 764,537 shares at June 30, 1994              -           765             -
         Noncumulative Perpetual Series B - 4,000,000 shares at
            June 30, 1995 and 1994, and December 31, 1994                           4,000         4,000         4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 1995 and 1994, and
         December 31, 1994;
      Shares Issued - 31,159,212 at June 30, 1995, 31,124,012 at
         June 30, 1994 and 31,145,212 at December 31, 1994                         77,898        77,810        77,863
  Surplus - Preferred Stock                                                        91,192       109,473        91,192
  Surplus - Common Stock                                                          156,214       156,004       156,123
  Foreign Exchange Translation Adjustments                                          (619)       (1,061)         (634)
  Undivided Profits (Accumulated Deficit)                                           3,774      (19,610)       (9,014)
  Unrealized Loss on Securities Available for Sale, Net                           (3,230)      (16,527)      (28,144)
  Treasury Stock-900,798 shares at June 30, 1995 and 1994, and
         December 31, 1994                                                       (23,723)      (23,723)      (23,723)
                                                                                ---------     ---------     ---------
  Total Stockholders' Equity                                                      305,506       287,131       267,663
                                                                                ---------     ---------     ---------
Total Liabilities and Stockholders' Equity                                     $4,876,092    $4,513,246    $4,425,665

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

                                                                                        UNREALIZED
                                                            FOREIGN      UNDIVIDED     GAIN (LOSS)
                      PREFERRED     COMMON                  EXCHANGE      PROFITS     ON SECURITIES                    TOTAL
                       STOCK        STOCK                 TRANSLATION     (ACCUM.       AVAILABLE     TREASURY     STOCKHOLDERS'
                     $1.00 PAR    $2.50 PAR    SURPLUS    ADJUSTMENTS     DEFICIT)    FOR SALE, NET     STOCK         EQUITY
- -------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1993       $4,765     $77,807    $265,564       $(1,527)    $(30,965)      $1,276     $(23,723)         $293,197

Net Income                     -           -           -              -       17,746           -             -           17,746

Issuance of
  Common Stock--
    Stock Option Plan          -           3           8              -            -           -             -               11

Cash Dividends --
  Preferred                    -           -           -              -      (6,391)           -             -          (6,391)

Unrealized Loss on
  Securities Available
    for Sale, Net              -           -           -              -            -    (17,803)             -         (17,803)

Foreign Exchange
 Translation Adjustments       -           -           -            466            -           -             -              466

Other                          -           -        (95)              -            -           -             -             (95)
                          ------     -------    --------       --------    ---------   ---------     ---------         --------
Balance,
  June 30, 1994           $4,765     $77,810    $265,477       $(1,061)    $(19,610)   $(16,527)     $(23,723)         $287,131



Balance,
  December 31, 1994       $4,000     $77,863    $247,315         $(634)     $(9,014)   $(28,144)     $(23,723)         $267,663

Net Income                     -           -           -              -       18,163           -             -           18,163

Issuance of
  Common Stock--
    Stock Option Plan          -          35          91              -            -           -             -              126

Cash Dividends--
  Preferred                    -           -           -              -      (5,375)           -             -          (5,375)

Unrealized Gain on
  Securities Available
    for Sale, Net              -           -           -              -            -      24,914             -           24,914

Foreign Exchange
 Translation Adjustments       -           -           -             15            -           -             -               15

                          ------     -------    --------       --------    ---------   ---------     ---------         --------
Balance,
   June 30, 1995          $4,000     $77,898    $247,406         $(619)       $3,774    $(3,230)     $(23,723)         $305,506

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                             JUNE 30,
Increase (decrease) in cash and cash equivalents                                                       1995           1994
- ----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                            $18,163        $17,746
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provisions for Loan Losses                                                                             -          4,200
     Provisions for Other Real Estate Owned Writedowns                                                   (53)          1,935
     Depreciation Expense and Amortization of Leasehold Improvements                                    5,988          6,123
     Amortization of Purchase Accounting Adjustments                                                    1,801          1,934
     Provision for Deferred Taxes                                                                       1,846              -
     Restructuring Charges                                                                                  -        (2,059)
     Gains on Securities Sales                                                                           (46)        (1,424)
     Gains on Sales from Other Real Estate Owned                                                      (1,725)        (1,068)
     Increase in Accrued Interest Receivable                                                          (6,587)        (1,281)
     Increase in Other Assets                                                                         (6,613)        (3,581)
     Increase in Other Liabilities                                                                      2,727          5,147
                                                                                                     --------       --------
  Total Adjustments                                                                                   (2,662)          9,926
                                                                                                     --------       --------
  Net Cash Provided By Operating Activities                                                            15,501         27,672
                                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits with Other Banks                                          (17,287)         38,466
  Proceeds from Maturities of Securities Available for Sale                                            22,044         66,483
  Proceeds from Sales of Securities Available for Sale                                                     46        193,048
  Purchase of Securities Available for Sale                                                          (29,705)       (93,773)
  Proceeds from the Maturity of Securities Held-to-Maturity                                            25,000      1,035,436
  Proceeds from Sales of Securities Held-to-Maturity                                                        -          4,825
  Purchase of Securities Held-to-Maturity                                                           (337,964)      (814,222)
  Net Increase in Loans                                                                              (19,153)      (127,720)
  Proceeds from Sales of Other Real Estate Owned                                                        7,149         10,318
  Net Increase in Premises and Equipment                                                              (6,552)        (1,184)
  Other, Net                                                                                              234          (387)
                                                                                                     --------       --------
Net Cash (Used In) Provided By Investing Activities                                                 (356,188)        311,290
                                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                          (116,130)         25,740
    Time Deposits                                                                                     286,197       (60,651)
    Federal Funds Purchased and Repurchase Agreements                                                (69,247)      (232,400)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                        307,191        (1,291)
  Net Proceeds From the Issuance of Long-Term Debt                                                          -        121,250
  Repayment of Long-Term Debt                                                                               -      (120,700)
  Net Proceeds From the Issuance of Common Stock                                                          126             11
  Dividend Payments - Preferred                                                                       (5,375)        (6,391)
  Other, Net                                                                                                -           (95)
                                                                                                     --------       --------
Net Cash Provided By (Used In) Financing Activities                                                   402,762      (274,527)
                                                                                                     --------       --------
Effect of Exchange Rate Changes                                                                            15            466
                                                                                                     --------       --------
Net Increase in Cash and Cash Equivalents                                                              62,090         64,901
Cash and Cash Equivalents at Beginning of Period                                                      366,953        415,639
                                                                                                     --------       --------
Cash and Cash Equivalents at End of Period                                                           $429,043       $480,540

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                           $385         $7,210

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                           $70,032        $53,129
  Income Tax Payments (Refund)                                                                          1,848        (5,414)

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                       1995          1994              1995          1994
- -------------------------------------------------------------------------------------------------------------------------

PERFORMANCE:

        Net Income to Average Assets                                   .81%          .88%              .80%          .78%
        Net Income to Average Earning Assets                           .89%          .99%              .89%          .88%
        Net Income to Average Stockholders' Equity                   12.77%        13.99%            12.88%        12.43%
        Net Income Available to Common Stock
                 to Average Common Equity                            13.46%        16.24%            13.62%        13.18%
        Net Interest Income to Average Earning Assets                 3.71%         3.92%             3.81%         3.81%


PER COMMON SHARE:

        Net Income                                                    $ .22          $.23             $ .42          $.38
        Book Value (at period end)                                    $6.95         $5.72             $6.95         $5.72
        Common Shares Outstanding (at period end)                30,258,414    30,223,214        30,258,414    30,223,214
        Average Common Shares Outstanding                        30,258,106    30,223,214        30,251,168    30,222,664


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                                         .56%         2.82%
        Nonaccrual Loans as a % of Average Loans                                                       .57%         2.86%
        Nonperforming Assets as a % of Total Loans and OREO                                           2.20%         4.72%
        Nonperforming Assets as a % of Total Assets                                                   1.18%         2.82%
        Nonaccrual and Renegotiated Loans as a % of Total Loans                                        .57%         2.95%
        Net Charge-Offs (Recoveries) as a % of Average Loans                                         (.11)%        (.02)%
        Reserve for Loan Losses as a % of Total Loans                                                 3.89%         3.48%
        Reserve for Loan Losses as a % of Nonaccrual and
                Renegotiated Loans                                                                  679.96%       117.68%
        Period End Stockholders' Equity to Total Assets                                               6.27%         6.36%


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                                       11.76%        11.27%
        Combined Tier I and Tier II                                                                  18.93%        18.18%
        Leverage                                                                                      6.54%         6.59%

RIGGS NATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the Corporation's consolidated financial position at June 30, 1995 and 1994, and December 31, 1994 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first half of 1995 are not necessarily indicative of the results to be expected for the full 1995 year.


NOTE 2. COMMON SHARES

Earnings per common share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,258,106 and 30,251,168 for the second quarter of 1995 and the six month period ended June 30, 1995, respectively, with 30,223,214 and 30,222,664 for the same periods in 1994. The weighted average number of shares of common stock outstanding does not include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan") or shares granted under the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1995, options to purchase 836,200 shares had been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $10.50 per share and are currently not dilutive. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1995, options to purchase 215,000 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.06 to $10.00 per share and are currently not dilutive.


NOTE 3. RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              1995         1994         1995         1994
- -------------------------------------------------------------------------------------------
Balance, beginning of period               $  94,299    $  86,711    $  97,039    $  86,513

Provision for loan losses                       --          2,100         --          4,200

Loans charged-off:
     Domestic                                    511        3,426        1,107        5,464
     Foreign                                    --            158        4,846        2,663
                                            --------     --------     --------     --------
Total loans charged-off                          511        3,584        5,953        8,127

Recoveries on charged-off loans:
     Domestic                                  6,277        4,024        6,832        6,014
     Foreign                                     422        1,974        1,923        2,544
                                            --------     --------     --------     --------
Total recoveries on charged-off loans          6,699        5,998        8,755        8,558

Net recoveries                                (6,188)      (2,414)      (2,802)        (431)

Foreign exchange translation adjustments        (342)         869          304          950
                                            --------     --------     --------     --------
Balance, end of period                     $ 100,145    $  92,094    $ 100,145    $  92,094

NOTE 4. OTHER REAL ESTATE OWNED

Changes in other real estate owned, net of reserves, are summarized as follows:

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                             1995        1994
- ---------------------------------------------------------------
Balance, beginning of period               $ 47,763    $ 52,803

Additions                                       385       7,210

Deductions:
    Sales and repayments                      4,995       9,277
    Charge-offs                                 429       1,908
    Other                                       (53)       --
                                           ---------   --------
Total Deductions                              5,371      11,185

Foreign exchange translation adjustments         70         387
                                           ---------   --------
Balance, end of period                     $ 42,847    $ 49,215



NOTE 5. NEW FINANCIAL ACCOUNTING STANDARDS

In May 1993, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" was issued and was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in October 1994. These pronouncements specify how allowances for credit losses related to impaired loans, as defined within these Statements, should be determined. Under SFAS No. 114, the Corporation is required to identify and measure impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. If the valuation of the impaired loan is less than the recorded investment in the loan, the Corporation will recognize an impairment by creating a valuation allowance with a corresponding charge to provision for loan losses or by adjusting an existing valuation allowance for the impaired loan, with the corresponding amount reflected in earnings. SFAS No. 118 provides additional disclosure guidance of impaired loans and allows for use of existing methods for recognizing interest income on impaired loans, as determined by Corporation policy. Both statements are effective for fiscal years beginning after December 15, 1994. The Corporation implemented SFAS Nos. 114 and 118 on January 1, 1995. At the time of implementation, the Corporation utilized methods for the identification and measurement of impaired loans similar to those prescribed in SFAS Nos. 114 and 118, and thus their adoption did not have a material effect on the Corporation's financial position.

In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued, requiring that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such recoverability is measured based on the estimated future cash flows expected to result from the use of the asset as well as its eventual disposition. SFAS No. 121 excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Corporation does not anticipate any material effect on the Corporation's financial position from the implementation of SFAS No. 121.

In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights" was issued. SFAS No. 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities" to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Corporation does not anticipate any material effect on the Corporation's financial position from the implementation of SFAS No. 122.

NOTE 6. INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three and six month periods ended June 30, 1995 and 1994, were as follows:

                      THREE MONTHS ENDED   SIX MONTHS ENDED
                            JUNE 30,           JUNE 30,
                         1995     1994      1995       1994
- ------------------------------------------------------------
Domestic Offices   $  8,642   $  2,722   $ 16,997   $  2,958
Foreign Offices         813      6,418      1,357     14,225
                   --------   --------   --------   --------
  Total            $  9,455   $  9,140   $ 18,354   $ 17,183


The provision for income taxes for the three and six month periods ended June 30, 1995 and 1994 consisted of the following:

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                            1995       1994       1995       1994
- -----------------------------------------------------------------------------------
Current Provision (Benefit):
    Federal                               $  (932)   $    --    $(1,855)   $    --
    State                                      77         70        176        147
    Foreign                                    19       (763)        24       (710)
                                          --------   --------   --------   --------
Total Current Provision (Benefit)            (836)      (693)    (1,655)      (563)

Deferred Provision:
    Federal                                   923         --      1,846         --
    State                                      --         --         --         --
    Foreign                                    --         --         --         --
                                          --------   --------   --------   --------
Total Deferred Provision                      923         --      1,846         --

Applicable Income Tax Expense (Benefit)   $    87    $  (693)   $   191    $  (563)

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at June 30, 1995, and 1994, are as follows:

                                                                                     CONTRACTUAL OR
                                                                                     NOTIONAL VALUE
                                                                                        JUNE 30,
                                                                                     1995       1994
- ------------------------------------------------------------------------------------------------------
Commitments to Extend Credit:
    Commercial                                                                     $247,278   $216,929
    Real Estate                                                                     214,147    228,940
    Consumer                                                                         65,674     64,403
                                                                                   --------   --------
Total Commitments to Extend Credit                                                 $527,099   $510,272

Letters of Credit:
    Commercial                                                                     $ 58,998   $ 97,838
    Standby-Financial                                                                29,389     30,607
    Standby-Performance                                                              16,408     34,539
                                                                                   --------   --------
Total Letters of Credit                                                            $104,795   $162,984

Financial  Instruments  with  off-balance  sheet market risk:
    Foreign  exchange contracts:
         Commitments to purchase                                                   $ 32,056   $ 34,486
         Commitments to sell                                                        108,492    186,360
    Interest rate swap agreements                                                   335,584    261,258
    Interest rate option contracts (corridors)                                      400,000    200,000

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

INTEREST RATE SWAP AGREEMENTS
JUNE 30, 1995

                                                          WEIGHTED                                                1995
                                                        AVERAGE RATE        ACCRUED    ACCRUED    UNAMORTIZED   YTD NET
                                NOTIONAL  UNREALIZED    -------------       INTEREST   INTEREST     FEES &      INTEREST
                                 AMOUNT   GAIN(LOSS)   RECEIVE     PAY     RECEIVABLE  PAYABLE     PREMIUMS    INC./(EXP.)
- --------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay variable,
      Maturing July 1998         $200,000   $ (3,626)   5.38%     6.19%     $  1,913   $  2,234    $   --     $   (863)
Receive variable/pay fixed,
      Maturing March 1996          25,000       (133)   6.06%     6.73%           63         70        --          (24)
Receive variable/pay fixed,
      Maturing March 1997          25,000       (429)   6.06%     6.97%           63         73        --          (42)
Receive variable/pay fixed
      Maturing April 1996          25,000       (118)   6.25%     6.55%          304        314        --          (10)
Receive variable/pay fixed
      Maturing April 1997          25,000       (333)   6.25%     6.70%          304        321        --          (17)
   For Customers                   35,584         81     N/M       N/M           511        548        --         (239)
                                 --------   ---------   -----     -----     --------   --------    ------     ---------
Total Interest Rate Swap
   Agreements                    $335,584   $ (4,558)                       $  3,158   $  3,560    $   --     $ (1,195)

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

At June 30, 1995, the Corporation's financial derivative instruments included a $200 million (notional principal amount) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. Both swap agreements entail the receipt of a floating rate equal to 3-month Libor, reset quarterly, and payments ranging from 6.73% to 6.97%, maturing in March of 1996 and 1997. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to 3-month Libor, reset quarterly, and payments ranging from 6.55% to 6.70%, maturing in April 1996 and 1997. Payments for the March and April 1995 swap agreements are netted on a quarterly basis. The total net interest income/expense from these swap agreements are included in interest income relating to the real estate mortgage loan portfolio.


INTEREST RATE OPTION CONTRACTS (CORRIDORS)
JUNE 30, 1995

                                                         WEIGHTED                                            1995
                                                      AVERAGE RATE      ACCRUED     ACCRUED  UNAMORTIZED   YTD NET
                              NOTIONAL   UNREALIZED ---------------     INTEREST    INTEREST    FEES &     INTEREST
                               AMOUNT    GAIN(LOSS) RECEIVE     PAY    RECEIVABLE   PAYABLE    PREMIUMS   INC./(EXP.)
- ---------------------------------------------------------------------------------------------------------------------
Receive variable/pay fixed,
      Maturing April 1996     $100,000   $   (103)   6.19%     5.60%     $  1,117   $    995   $    338   $    104
Receive variable/pay fixed,
      Maturing April 1997      100,000       (299)   6.19%     5.69%        1,117      1,011        904         28
Receive variable/pay fixed,
      Maturing August 1996     200,000       (422)   6.19%     6.00%        2,063      2,000        742       (124)
                              --------   ---------   -----     -----     --------   --------   --------   ---------
Total Interest Rate Option
   Contracts                  $400,000   $   (824)                       $  4,297   $  4,006   $  1,984   $      8

Based on the possibility of further short-term rate increases by the Federal Reserve, in April 1994, the Corporation purchased two $100 million (notional principal balance) corridors to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over the respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of the adjustments, the Corporation would receive payments from the counterparty if three-month Libor exceeded a level of approximately 5.60%, however, if Libor rose above 7.00%, then the Corporation would begin paying to the counterparty Libor in excess of 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. These corridor agreements mature in April 1996 and 1997.

In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance). This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. A premium was also paid for this corridor, with the cost amortized over the two-year life. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%. Such payments will cease, if three-month Libor would equal or exceed 8.00% on a reset date. All payments are netted on a quarterly basis. The total aggregate net interest income/expense for this corridor agreement is included in interest expense relating to short-term borrowings. This "terminating corridor" agreement matures in August 1996.

NOTE 8. RECENT DEVELOPMENTS

The purchase and construction of the new operations center located in Riverdale, Maryland has been approved by local governmental authorities. The land contract settled on June 29, 1995 and grading and clearing of the site has begun. The Corporation does not anticipate any substantial delays and expects the operations center to be completed in May 1996. The Corporation estimates that the relocation of personnel from leased locations to this new facility will have a positive impact on its results of operations for the fourth quarter of 1996 and thereafter. The Corporation does not anticipate any material impact to its financial condition or results of operations in the current fiscal year from its plans for building this new facility.


NOTE 9. REGULATORY MATTERS

On May 14, 1993, the Corporation entered into a Memorandum of Understanding with the Federal Reserve Bank of Richmond ("Federal Reserve"). The Memorandum of Understanding was the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. Under the terms of the Memorandum of Understanding, the Corporation must notify the Federal Reserve Bank in advance of dividend declarations, the issuance and/or redemption of long-term debt and use of cash assets in certain circumstances. The Corporation is also required to submit plans and reports to the Federal Reserve Bank relating to capital, asset quality, loan loss reserves and operations, including contingency measures if projected operational results do not occur. As of June 30, 1995, the Corporation was in compliance with the provisions and requirements of the Memorandum of Understanding.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $9.4 million ($.22 per common share) for the second quarter of 1995 compared with net income of $9.8 million ($.23 per common share) for the same quarter a year earlier. The second quarter performance for 1995 is the Corporation's eighth consecutive profitable quarter. Net interest income before the provision for loan losses (adjusted for tax savings on tax-exempt interest) remained stable, decreasing only $103 thousand, or less than 1%, despite a 21 basis point decline in the net interest margin between the periods. The decline in the margin was due to overall increases in costs of funds, primarily in time deposits. The stability in the net interest income is the result of reduced nonperforming asset levels and net increases in earning assets.

Also affecting the second quarter 1995 results was a decline of $4.2 million (18.7%) in noninterest income, partially offset by reductions in noninterest expense of $2.7 million (5.4%). A significant portion of the decrease in noninterest income was attributable to reductions in service charges and fees totaling $3.7 million. The loss of noninterest income due to the sale of three foreign subsidiaries in the third quarter of 1994 accounted for $2.7 million of this decrease. Offsetting the decline in noninterest income was a $4.7 million decrease in noninterest expense (adjusted for restructuring expense) from the second quarter 1995 compared with the same period in 1994; however, $2.5 million of this decrease was attributed to the absence of expense from the foreign subsidiaries sold in 1994. The remaining decline was due to an increase in other real estate owned net gains of $609 thousand combined with other efficiency improvements between the periods.

There was no provision for loan losses in the first half of 1995, the result of improvement in asset quality as nonperforming assets were reduced over 55% from $127.5 million at the end of the second quarter of 1994 to $57.6 million at the end of the second quarter of 1995. The June 30, 1995 level also represents an $18.1 million decrease, or 24% from year end 1994. The Corporation's overall asset quality continues to improve as a result of collection and asset-management efforts as well as improved economic conditions domestically and in the United Kingdom.

Consolidated net income for the first half of 1995 was $18.2 million ($.42 per common share) compared with $17.7 million ($.38 per common share) for the same period a year earlier. The current results for the first half of 1995 were impacted by the same trends as described for the current quarter results, although 1994's six-month results also include securities gains of $1.4 million and a $4.7 million gain on the settlement of mortgage insurance claims.

Assets totaled $4.88 billion at June 30, 1995, up $450.4 million from year-end 1994 and $362.8 million from June 30, 1994. The increase in total assets from June 30, 1994 is attributable primarily to net purchases in the securities portfolio (see "Securities"). Deposits at June 30, 1995 totaled $3.77 billion, an increase of $170.1 million from year-end 1994 and $33.9 million from June 30, 1994. The increase over the last twelve months is primarily due to increases in domestic time deposits combined with several new initiatives in the deposit area (see "Deposits"). Total liabilities increased $412.6 million during 1995 and increased $344.5 million from the year-earlier level. The increase from the year-earlier balances was due to the aforementioned increase in deposits combined with a $311.0 million increase in short-term borrowings (see "Short-Term Borrowings and Long-Term Debt").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                                             JUNE 30, 1995                    JUNE 30, 1994
                                                       AMORTIZED        MARKET/         AMORTIZED        MARKET/
              AVAILABLE FOR SALE                         COST         BOOK VALUE           COST        BOOK VALUE
- -----------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                               $164,001        $163,887          $45,482         $44,864
Government Agencies Securities                           26,605          26,257               --              --
Obligations of States & Political Subdivisions            8,800           8,330               --              --
Mortgage-Backed Securities                              415,137         411,175          496,342         480,433
Other Securities                                         19,539          19,539           13,764          13,764
                                                       --------        --------         --------        --------
Total                                                  $634,082        $629,188         $555,588        $539,061



                                                             JUNE 30, 1995                    JUNE 30, 1994
                                                         BOOK           MARKET             BOOK          MARKET
               HELD-TO-MATURITY                          VALUE           VALUE            VALUE           VALUE
- ----------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                               $319,568        $319,406         $292,362        $291,522
Government Agencies Securities                          436,559         436,562          125,000         122,004
Other Securities                                             --              --            3,600           3,600
                                                       --------        --------         --------        --------
Total                                                  $756,127        $755,968         $420,962        $417,126


Total securities held-to-maturity and available for sale increased $343.9 million (33.0%) during the first half of 1995, and increased $425.3 million (44.3%) since June 30, 1994. The increase in securities from year-end 1994 and from the prior year was mainly due to net purchases during the first six months of 1995 totaling $367.7 million. These purchases were funded primarily from increases in short-term borrowings. The Corporation anticipated lower rates for the second half of 1995 and thus elected to purchase securities in the second quarter of 1995 in an amount equal to securities scheduled to mature in the second half of 1995, resulting in an improved yield for the portfolio. The weighted-average maturities and yields for securities held-to-maturity, adjusted for anticipated prepayments, was approximately 1.3 years and 5.94% at June 30, 1995. The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 2.8 years and 6.13% at June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES, CONTINUED

The maturity distribution of securities at June 30, 1995, follows:

                                                                  OBLIGATIONS
                                                    GOVERNMENT     OF STATES
                                   U.S. TREASURY     AGENCIES    AND POLITICAL     OTHER
(IN THOUSANDS)                       SECURITIES     SECURITIES    SUBDIVISIONS   SECURITIES    TOTAL
- ------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE

Within 1 year
     Amortized Cost                   $148,949          --        $  8,800      $  7,014      $164,763
     Book/Market                       149,114          --           8,330         7,014       164,458
     Yield*                               5.93%         --            6.08%         5.65%         5.93%

After 1 but within 5 years
     Amortized Cost                     15,052        26,605          --         222,946       264,603
     Book/Market                        14,773        26,257          --         221,488       262,518
     Yield*                               4.05%         6.02%         --            5.98%         5.88%

After 5 but within 10 years
     Amortized Cost                       --            --            --         175,952       175,952
     Book/Market                          --            --            --         173,589       173,589
     Yield*                               --            --            --            4.61%         4.61%

After 10 years
     Amortized Cost                       --            --            --          28,764        28,764
     Book/Market                          --            --            --          28,623        28,623
     Yield*                               --            --            --            3.70%         3.70%
                                      ---------     ---------     ---------     ---------     ---------
Total Securities Available for Sale
     Amortized Cost                   $164,001      $ 26,605      $  8,800      $434,676      $634,082
     Book/Market                       163,887        26,257         8,330       430,714       629,188
     Yield*                               5.76%         6.02%         6.08%         5.27%         5.44%


SECURITIES HELD-TO-MATURITY

Within 1 year
     Book                             $319,568      $110,316        $ --          $ --        $429,884
     Market                            319,406       110,337          --            --         429,743
     Yield*                               5.38%         6.21%         --            --            5.59%

After 1 but within 5 years
     Book                                 --         326,243          --            --         326,243
     Market                               --         326,225          --            --         326,225
     Yield*                               --            6.56%         --            --            6.56%

                                      ---------     ---------     ---------     ---------     ---------
Total Securities Held-to-Maturity
     Book                             $319,568      $436,559        $ --          $ --        $756,127
     Market                            319,406       436,562          --            --         755,968
     Yield*                               5.38%         6.47%         --            --            6.01%

[FN]
* Weighted average yield to maturity at June 30, 1995. The securities within the category of "Securities Available for Sale - Obligations of State and Political Subdivisions" are taxable securities and are on a nonaccrual basis at June 30, 1995. All contractual payments to date have been received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:

                                           JUNE 30,      JUNE 30,      DECEMBER 31,
LOAN TYPE (IN THOUSANDS)                     1995          1994            1994
- -----------------------------------------------------------------------------------

Commercial and Financial                 $   459,220    $   455,296    $   400,660
Real Estate - Commercial/Construction        332,933        354,504        323,835
Residential Mortgage                       1,316,530      1,323,928      1,317,169
Home Equity                                  230,368        221,116        220,910
Consumer                                      74,730         75,834         75,887
Foreign                                      152,332        212,709        204,558
                                         ------------  -------------   ------------
Loans                                      2,566,113      2,643,387      2,543,019

Less: Unearned Discount (Unamortized
        Premium) and Net Deferred Fees        (5,381)        (6,637)        (6,905)
                                         ------------  -------------   ------------
Total Loans, Net                         $ 2,571,494    $ 2,650,024    $ 2,549,924


At June 30, 1995, total loans outstanding (net of premiums/discounts) were $2.57 billion, compared with $2.55 billion at December 31, 1994, and $2.65 billion at June 30, 1994. The increase in loans from December 31, 1994 was mostly attributable to net increases in commercial and financial and home equity loans, the result of several local area loan origination initiatives begun in the first quarter of 1995. These increases were partially offset by decreases in foreign loans during the first half of 1995. The decrease in loans from June 30, 1994 was mainly due to net decreases in real estate-commercial/construction and foreign loans, the result of limited new lending in these sectors during the period.


REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1995

                                                     GEOGRAPHIC LOCATION
                               DISTRICT OF                       UNITED
PROJECT TYPE (IN THOUSANDS)     COLUMBIA    VIRGINIA  MARYLAND   KINGDOM      OTHER       TOTAL
- ------------------------------------------------------------------------------------------------

Land Acquisition and
    Construction Development     $ 30,152   $ 17,401   $ 15,319   $   --     $   --     $ 62,872
Multifamily Residential            26,334     12,388      8,727       --          298     47,747
Commercial:
    Office Buildings               47,142     40,990     23,678       --        2,350    114,160
    Shopping Centers               11,104     21,866     18,790       --         --       51,760
    Hotels                          4,571      5,497       --         --         --       10,068
    Industrial/Warehouse Loans       --       10,682      7,959       --         --       18,641
    Churches                        6,227      1,667      6,457       --         --       14,351
    Other                           5,667      5,778      1,818       --           71     13,334
                                 --------   --------   --------   --------   --------   --------
Total Commercial                   74,711     86,480     58,702       --        2,421    222,314

Foreign                              --         --         --       93,216       --       93,216
                                 --------   --------   --------   --------   --------   --------
Total Real Estate-Commercial/
    Construction Loans           $131,197   $116,269   $ 82,748   $ 93,216   $  2,719   $426,149

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS, CONTINUED

The Corporation extends credit to borrowers domiciled outside of the United States through several of its banking subsidiaries. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments, accrued interest and other monetary assets. These assets may be impacted by changing economic conditions in their respective countries. In addition, cross-border outstandings include legally enforceable guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. Cross-border outstandings are then reduced by tangible liquid collateral and any legally enforceable guarantees issued by non-local third parties on behalf of the respective country.

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At June 30, 1995, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at June 30, 1995 or December 31, 1994, however, at June 30, 1994 the Corporation had $39.6 million (.88%) outstanding to Italy.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS

                                                             90 DAYS
                            % OF                             OR MORE   POTENTIAL
(IN MILLIONS)      AMOUNT  ASSETS  NONACCRUAL  RENEGOTIATED  PAST DUE   PROBLEM
- --------------------------------------------------------------------------------

JUNE 30, 1995
United Kingdom     $159.9   3.3%     $ 7.2         $0.2        $--       $ 5.9

DECEMBER 31, 1994
United Kingdom      149.4   3.4       10.6          0.3         --         4.3
France               61.1   1.4         --           --         --          --

JUNE 30, 1994
United Kingdom      178.5   4.0       22.5          0.4         --        11.0

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $57.6 million at June 30, 1995, an $18.1 million (23.9%) decrease from the year-end 1994 total of $75.7 million and a $69.9 million (54.8%) decrease from the June 30, 1994 total. The composition of nonperforming assets and past due loans is detailed below:

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                     JUNE 30,    JUNE 30,  DECEMBER 31,
(IN THOUSANDS)                         1995        1994       1994
- -----------------------------------------------------------------------

NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                           $  7,187   $ 47,098   $ 11,518
  Foreign                               7,232     27,688     15,865
                                     --------   --------   --------
Total Nonaccrual Loans                 14,419     74,786     27,383
                                     --------   --------   --------
Renegotiated Loans: (2)
  Domestic                                157      3,064        288
  Foreign                                 152        409        267
                                     --------   --------   --------
Total Renegotiated Loans                  309      3,473        555
                                     --------   --------   --------
Other Real Estate Owned, Net:
  Domestic                             40,816     42,856     44,068
  Foreign                               2,031      6,359      3,695
                                     --------   --------   --------
Total Other Real Estate Owned, Net     42,847     49,215     47,763
                                     --------   --------   --------

Total Nonperforming Assets           $ 57,575   $127,474   $ 75,701

PAST-DUE LOANS: (3)

  Domestic                           $  2,463   $  2,327   $  6,091
  Foreign                                --         --           30
                                     --------   --------   --------
Total Past-Due Loans                 $  2,463   $  2,327   $  6,121

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection.
(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not include $13.4 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.
(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

At June 30, 1995, nonaccrual loans, including both domestic and foreign loans, were $14.4 million, or .56% of total loans, compared with $27.4 million, or 1.1% of total loans, at year-end 1994 and $74.8 million, or 2.8% of total loans, at June 30, 1994. The decrease in nonaccrual loans during the first half of 1995 was due to paydowns and payoffs of $12.4 million, in addition to loans returning to accrual status of $2.6 million, charge-offs of $5.2 million and transfers to other real estate owned of $385 thousand. These reductions were partially offset by additions of $7.4 million and foreign exchange translation adjustments of $203 thousand. Of the $12.4 million in paydowns and payoffs during the first six months of 1995, $5.0 million (40.1%) related to foreign nonaccrual loans and $7.4 million (59.9%) related to domestic nonaccrual loans. Renegotiated loans decreased $246 thousand during the first half of 1995, with paydowns and payoffs totaling $132 thousand, combined with transfers back to accrual status of $114 thousand. Nonaccrual and renegotiated real estate-commercial/construction loans, both foreign and domestic, totaled $3.7 million at June 30, 1995, or 25.3% of the total nonaccrual and renegotiated loans at June 30, 1995.

Other real estate owned, net of reserves, decreased to $42.8 million at June 30, 1995, from $47.8 million at December 31, 1994 and $49.2 million at June 30, 1994. The decrease during the first half of 1995 is the result of paydowns and sales of $5.0 million and net charge-offs of $376 thousand offset by foreign exchange translation adjustments of $70 thousand and transfers from nonaccrual loans of $385 thousand. At June 30, 1995, residential and commercial land composed 75% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.


OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1995

                                              GEOGRAPHIC LOCATION
                                   DISTRICT OF                         UNITED
PROJECT TYPE (IN THOUSANDS)         COLUMBIA    VIRGINIA   MARYLAND    KINGDOM    OTHER      TOTAL
- ----------------------------------------------------------------------------------------------------

Land                                 $    500   $ 22,787   $  8,809   $   --     $   --     $ 32,096
Single-Family Residential                 283        229         25       --         --          537
Office Buildings/Retail                  --          537      4,572        989      2,561      8,659
Multifamily Residential                  --          156       --         --         --          156
Warehouse Loans                           357       --         --        1,042       --        1,399
                                     --------   --------   --------   --------   --------   --------
Total Other Real Estate Owned, Net   $  1,140   $ 23,709   $ 13,406   $  2,031   $  2,561   $ 42,847

[FN]
(1) - Balances are net of valuation reserves totaling $1.7 million.


Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $3.7 million during the first half of 1995 to $2.5 million, while increasing $136 thousand from June 30, 1994.

At June 30, 1995, the Corporation had identified approximately $14.2 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted of $8.3 million of domestic loans, primarily commercial and financial, and $5.9 million of commercial property and corporate loans originated in the United Kingdom.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

In addition, the Corporation had $8.3 million in other potential problem assets at June 30, 1995. This amount consisted of $10.0 million, par value, of Orange County, California, variable-rate one-year notes due in July and August 1995 (the "Notes"), which were purchased from the Corporation's proprietary RIMCO Monument Money Market Fund. These securities are classified in the securities available for sale portfolio at June 30, 1995. Due to Orange County's bankruptcy declaration on December 6, 1994, the Notes are on a nonaccrual basis and are carried at their estimated fair value. Interest on the Notes is current, but due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received. On July 7, 1995 the Corporation accepted Orange County's offer to extend the maturity date of $5 million par value of the Notes, under their original terms and conditions, to June 30, 1996. The Corporation is monitoring the situation closely and the impact of this extension, which occurred subsequent to the current period-end, is not expected to be material. The remaining $5 million par value of the Notes were not part of the bankruptcy proceeding and are expected to mature without an extension in the third quarter of 1995.

The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $100.1 million, or 3.89% of total loans (net of premiums/discounts) at June 30, 1995, compared with $97.0 million, or 3.81% of total loans at December 31, 1994, and $92.1 million, or 3.48% of total loans, at June 30, 1994. The increase in the reserve for loan losses as a percentage of total loans from June 30, 1994 to June 30, 1995, was due to the increase in the reserve balance as well as a decrease in total loans between the periods. The Corporation's coverage ratio was 680% at June 30, 1995, 347% at year-end 1994 and 118% at June 30, 1994. The increase in the coverage ratio during the periods was primarily the result of decreases in total nonperforming assets during the periods.


DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.77 billion at June 30, 1995, increasing $170.1 million (4.7%) from the year-end 1994's deposit total and $33.9 million (.9%) from the June 30, 1994 deposit total. The increase from the year earlier balance was due to increases in domestic time ($276.9 million) and foreign time deposits ($107.6 million), partially offset by declines in savings and NOW accounts and money market deposits ($274.9 million). The increase in domestic time deposits was mainly due to a $125.9 million increase in the balance of time deposits with the U.S. Treasury at June 30, 1995. The remainder of the increase was due to several deposit initiatives begun in the latter half of 1994, primarily targeting demand deposit and time deposit products.

During 1994, the Corporation conducted a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has already sold or consolidated four retail branches as part of this analysis. The Corporation currently does not anticipate significant branch sales or consolidations, but the Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches, and is also searching for opportunities to establish new retail banking branches in strategic locations.

DEPOSITS

                                                                           CHANGE
                                                 JUNE 30,            ---------------------
(IN THOUSANDS)                              1995          1994        AMOUNT       PERCENT
- ------------------------------------------------------------------------------------------

Demand Deposits                          $  859,168   $  934,883   $  (75,715)       (8.1)%

Interest-Bearing Deposits:
     Savings and NOW Accounts               800,321      895,519      (95,198)      (10.6)
     Money Market Deposit Accounts          917,961    1,097,646     (179,685)      (16.4)
     Time Deposits in Domestic Offices      879,833      602,912      276,921        45.9
     Time Deposits in Foreign Offices       315,578      207,953      107,625        51.8
                                         ----------   ----------   ----------       ------
Total Interest-Bearing Deposits           2,913,693    2,804,030      109,663         3.9
                                         ----------   ----------   ----------       ------
Total Deposits                           $3,772,861   $3,738,913   $   33,948         0.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased $237.9 million (81.1%) during the first half of 1995 and $311.0 million (141.2%) since the end of the first half of 1994. Short-term borrowings are an additional source of funds that the Corporation has established to meet certain asset/liability and daily cash management objectives. The Corporation's increase in short-term borrowings during the first half of 1995 was primarily to fund the net purchase of $367.7 million in securities, which is part of a strategy to "pre-invest" in higher yielding securities in the first half of 1995, to replace a portfolio of securities scheduled to mature in the second half of 1995. The purchase of the securities in the first half of 1995 allowed the Corporation to secure favorable yields against anticipated declines in rates over the second half of 1995.

In May 1995, the Corporation was approved by the Federal Housing Finance Board to become a member of the Federal Home Loan Bank of Atlanta (FHLB-Atlanta). On June 14, 1995, the Board of Directors accepted membership with FHLB-Atlanta. The Corporation will utilize the FHLB-Atlanta as a source for short-term borrowings at favorable rates as well as a source of lower rate financing for Community Reinvestment Act (CRA) loans.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                               CHANGE
                                                          JUNE 30,         ---------------
(IN THOUSANDS)                                        1995       1994      AMOUNT  PERCENT
- ------------------------------------------------------------------------------------------

Federal Funds Purchased and Repurchase Agreements   $195,631   $ 69,930   $125,701  179.8%
U.S. Treasury Notes and Other Borrowed Funds         335,750    150,406    185,344  123.2
                                                    --------   --------   --------  ------
Total Short-Term Borrowings                          531,381    220,336    311,045  141.2

Floating-Rate Subordinated Capital Notes due 1996     26,100     26,100       --      --
Subordinated Debentures due 2009                      66,525     66,525       --      --
Subordinated Notes due 2006                          125,000    125,000       --      --
                                                    --------   --------   --------  ------
Total Long-Term Debt                                 217,625    217,625       --      --
                                                    --------   --------   --------  ------
Total Short-Term Borrowings and Long-Term Debt      $749,006   $437,961   $311,045   71.0%



LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors, at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management"). At June 30, 1995, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.0 billion (41.7% of total assets). This compares with $1.6 billion (36.5%) at December 31, 1994, and $1.6 billion (35.1%) at June 30, 1994. The increase in total liquid assets and the percentage of liquid assets to total assets from June 30, 1994, were the result of cash inflows from short-term borrowings and the Corporation's deposit initiatives, combined with loan maturities. The Corporation expects liquid assets to remain at approximately the June 30, 1995 level for the foreseeable future.

The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits and other sources of funds, such as short-term borrowings and assets available for securitization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for an ensuing 12-month period under the "most likely" scenario described above. At June 30, 1995, the Corporation maintained a relatively balanced interest-rate risk position. This position would serve to insulate the Corporation against interest rates moving significantly in either direction.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at June 30, 1995 was $305.5 million, up $37.8 million from the year-end 1994 total and $18.4 million from June 30, 1994. The increase from year-end 1994 was the result of earnings totaling $18.2 million combined with a reduction in net unrealized losses in the Corporation's securities available for sale portfolio of $24.9 million, partially offset by dividends on preferred stock of $5.4 million. The increase in stockholders' equity over the preceding year is attributable to earnings during the period combined with a $13.3 million decrease in net unrealized losses in the Corporation's securities available for sale portfolio. These increases were offset by the repurchase of the Preferred Stock, Series A totaling $19.1 million in 1994.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 18.93% and 11.76%, respectively, at June 30, 1995, compared with 18.50% and 11.48% at December 31, 1994 and 18.18% and 11.27% at June 30, 1994,
respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline-the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 6.54% at June 30, 1995, compared with leverage ratios of 6.42% and 6.59% at December 31, 1994 and June 30, 1994, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $3.2 million at June 30, 1995. The Corporation's equity to assets ratio, which does include these unrealized losses, remains solid, with a ratio of 6.27% at June 30, 1995 compared to 6.05% and 6.36% at December 31, 1994, and June 30, 1994,
respectively.

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

CAPITAL RATIOS

                                                                                      REQUIRED
                                         JUNE 30, 1995  DEC. 31, 1994  JUNE 30, 1994  MINIMUMS
- ----------------------------------------------------------------------------------------------

RIGGS NATIONAL CORPORATION:
     Tier I                                    11.76%       11.48%        11.27%        4.00%
     Combined Tier I and Tier II               18.93        18.50         18.18         8.00
     Leverage*                                  6.54         6.42          6.59         4.00

THE RIGGS NATIONAL BANK OF WASHINGTON, D.C.:
     Tier I                                    14.05        13.35         11.86         4.00
     Combined Tier I and Tier II               15.34        14.64         13.14         8.00
     Leverage*                                  7.78         7.39          6.92         4.00

THE RIGGS NATIONAL BANK OF VIRGINIA:
     Tier I                                    18.70        18.18         17.47         4.00
     Combined Tier I and Tier II               19.79        19.43         18.72         8.00
     Leverage*                                  9.44         9.74          9.43         4.00

THE RIGGS NATIONAL BANK OF MARYLAND:
     Tier I                                    13.29        13.21         11.86         4.00
     Combined Tier I and Tier II               14.54        14.46         13.11         8.00
     Leverage*                                  7.29         7.33          6.59         4.00

[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $38.9 million in the second quarter of 1995, down $50 thousand from the first quarter of 1995 and $103 thousand from the second quarter of 1994. Net interest income on a tax-equivalent basis was $77.8 million for the first half of 1995, compared with $77.0 for the same period in the prior year. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the second quarter of 1995 was 3.71% (see schedule of the following page), a decrease of 20 basis point from 3.91% for the first quarter of 1995 and 21 basis points from 3.92% for the second quarter of 1994. The net interest margin for the six-month periods ended June 30, 1995 and 1994 was level at 3.81%. With the rising rates in 1994, the Corporation's assets generally repriced faster than liabilities. However, the interest rate increases of 1994 abated during the first quarter of 1995. Thus during the first half of 1995, asset repricing has leveled resulting initially in a leveling of the Corporation's net interest margin, and in the most recent quarter, a movement downward in the net interest margin. The Corporation anticipates the net interest margin will continue to experience some downward pressure in future periods. The loan-to-deposit ratio stood at 68.2% at June 30, 1995, down slightly from the year-end 1994 ratio of 70.8%, the result of the aforementioned deposit increases. The ratio of loans to average earning assets was 60.7% for the second quarter of 1995, compared with ratios of 62.6% and 66.0% for the first quarter of 1995 and the second quarter of 1994, respectively.

NET INTEREST INCOME CHANGES (1)

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JUNE 30, 1995 VS 1994             JUNE 30, 1995 VS 1994
                                            DUE TO     DUE TO      TOTAL      DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                               RATE      VOLUME      CHANGE      RATE      VOLUME      CHANGE
- -----------------------------------------------------------------------------------------------------------

Interest Income:
   Loans (Including Fees)                 $ 24,420   $(21,603)   $  2,817    $ 18,137   $(13,046)   $  5,091
   Securities Available for Sale             1,220      1,081       2,301       4,731        424       5,155
   Securities Held-to-Maturity               1,859      2,613       4,472       3,653        527       4,180
   Time Deposits with Other Banks            1,159        827       1,986       1,499      1,340       2,839
   Federal Funds Sold and Reverse
    Repurchase Agreements                    9,050     (8,430)        620       2,362        666       3,028
                                          --------   ---------   --------    --------   ---------   --------
Total Interest Income                       37,708    (25,512)     12,196      30,382    (10,089)     20,293

Interest Expense:
   Savings and NOW Accounts                  9,874     (9,813)         61       4,850     (4,643)        207
   Money Market Deposit Accounts            18,502    (16,789)      1,713      10,526     (7,182)      3,344
   Time Deposits in Domestic Offices         4,063      1,333       5,396       7,775        857       8,632
   Time Deposits in Foreign Offices            692      1,276       1,968       1,316      2,251       3,567
   Federal Funds Purchased and
      Repurchase Agreements                    918      1,433       2,351       1,796      2,177       3,973
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                    572        178         750       1,850     (1,066)        784
   Long-Term Debt                               60       --            60       2,158     (3,132)       (974)
                                          --------   ---------   --------    --------   ---------   --------
Total Interest Expense                      34,681    (22,382)     12,299      30,271    (10,738)     19,533
                                          --------   ---------   --------    --------   ---------   --------
Net Interest Income                       $  3,027   $ (3,130)   $   (103)   $    111   $    649    $    760

[FN]
(1) - The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                                JUNE 30, 1995                       JUNE 30, 1994
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                 AVERAGE       INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE         BALANCE       EXPENSE   RATE
- -----------------------------------------------------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  406,542    $ 8,329      8.22 %     $  390,259   $ 6,116     6.29 %
   Commercial - Tax-Exempt                                  34,498        924     10.74           63,254     1,496     9.49
   Real Estate - Commercial/Construction                   328,709      8,036      9.81          360,663     6,985     7.77
   Residential Mortgage                                  1,326,318     23,639      7.15        1,301,574    23,431     7.22
   Home Equity                                             229,121      5,196      9.10          222,246     3,941     7.11
   Consumer                                                 73,290      2,220     12.15           73,383     2,207    12.06
   Foreign                                                 152,868      3,437      9.02          222,141     4,788     8.65
                                                        ----------    -------     -------     ----------   -------    -------
  Total Loans (Including Fees)                           2,551,346     51,781      8.14        2,633,520    48,964     7.46
                                                        ----------    -------     -------     ----------   -------    -------
  Securities Available for Sale (3)                        623,801      9,617      6.18          548,134     7,316     5.35
  Securities Held-to-Maturity                              604,542      9,130      6.06          411,273     4,658     4.54
  Time Deposits with Other Banks                           239,979      4,035      6.74          179,440     2,049     4.58
  Federal Funds Sold and Resale Agreements                 182,687      2,788      6.12          217,465     2,168     4.00
                                                        ----------    -------     -------     ----------   -------    -------
    Total Earning Assets and Average Rate Earned         4,202,355     77,351      7.38        3,989,832    65,155     6.55
                                                        ----------    -------     -------     ----------   -------    -------
  Less: Reserve for Loan Losses                             97,141                                89,579
  Cash and Due from Banks                                  202,490                               219,010
  Premises and Equipment, Net                              150,029                               158,170
  Other Assets                                             182,503                               185,241
                                                        ----------                            ----------
  Total Assets                                          $4,640,236                            $4,462,674

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                               $819,036     $4,803      2.35 %       $925,608    $4,742     2.05 %
   Money Market Deposit Accounts                           941,536      8,092      3.45        1,051,344     6,379     2.43
   Time Deposits in Domestic Offices                       867,558     11,280      5.22          724,946     5,884     3.26
   Time Deposits in Foreign Offices                        305,023      4,597      6.04          214,529     2,629     4.92
                                                        ----------    -------     -------     ----------   -------    -------
  Total Interest-Bearing Deposits                        2,933,153     28,772      3.93        2,916,427    19,634     2.70
                                                        ----------    -------     -------     ----------   -------    -------
  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              218,569      3,349      6.15          107,953       998     3.71
   U.S. Treasury Notes and Other Borrowed Funds            107,275      1,563      5.84           90,009       813     3.62
   Long-Term Debt                                          217,625      4,804      8.85          217,624     4,744     8.74
                                                        ----------    -------     -------     ----------   -------    -------
    Total Interest-Bearing Funds and Average Rate Paid   3,476,622     38,488      4.44        3,332,013    26,189     3.15
                                                        ----------    -------     -------     ----------   -------    -------
  Demand Deposits                                          818,491                               799,543
  Other Liabilities                                         50,772                                49,255
  Stockholders' Equity                                     294,351                               281,863
                                                        ----------                            ----------
  Total Liabilities and Stockholders' Equity            $4,640,236                            $4,462,674

  NET INTEREST INCOME AND SPREAD                                      $38,863      2.94 %                  $38,966     3.40 %
                                                                                  -------                              ------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.71 %                              3.92 %

[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - Securities available for sale averages and rates are based on amortized costs.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                              SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30, 1995                        JUNE 30, 1994
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                 AVERAGE       INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE     RATE        BALANCE       EXPENSE   RATE
- -----------------------------------------------------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  397,878   $ 16,039      8.13 %     $  374,662   $11,055      5.95 %
   Commercial - Tax-Exempt                                  35,443      1,842     10.48           69,600     3,881     11.24
   Real Estate - Commercial/Construction                   322,527     15,552      9.72          372,778    14,786      8.00
   Residential Mortgage                                  1,326,576     47,183      7.17        1,277,987    45,547      7.19
   Home Equity                                             226,934     10,097      8.97          225,526     7,832      7.00
   Consumer                                                 73,601      4,388     12.02           75,548     4,464     11.92
   Foreign                                                 157,387      6,925      8.87          220,019     9,370      8.59
                                                        ----------   --------     -------     ----------   -------     -------
  Total Loans (Including Fees)                           2,540,346    102,026      8.10        2,616,120    96,935      7.47
                                                        ----------   --------     -------     ----------   -------     -------
  Securities Available for Sale (3)                        611,049     18,932      6.25          593,241    13,777      4.68
  Securities Held-to-Maturity                              526,806     15,569      5.96          504,268    11,389      4.55
  Time Deposits with Other Banks                           228,071      7,518      6.65          182,005     4,679      5.18
  Federal Funds Sold and Resale Agreements                 214,280      6,392      6.02          182,521     3,364      3.72
                                                        ----------   --------     -------     ----------   -------     -------
    Total Earning Assets and Average Rate Earned         4,120,552    150,437      7.36        4,078,155   130,144      6.44
                                                        ----------   --------     -------     ----------   -------     -------
  Less: Reserve for Loan Losses                             97,398                                88,269
  Cash and Due from Banks                                  202,553                               229,938
  Premises and Equipment, Net                              150,488                               159,227
  Other Assets                                             182,861                               185,622
                                                        ----------                            ----------
  Total Assets                                          $4,559,056                            $4,564,673

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                               $833,449     $9,707      2.35 %       $932,289    $9,500      2.05 %
   Money Market Deposit Accounts                           956,989     16,013      3.37        1,056,285    12,669      2.42
   Time Deposits in Domestic Offices                       837,193     20,535      4.95          783,943    11,903      3.06
   Time Deposits in Foreign Offices                        295,722      9,005      6.14          216,598     5,438      5.06
                                                        ----------   --------     -------     ----------   -------     -------
  Total Interest-Bearing Deposits                        2,923,353     55,260      3.81        2,989,115    39,510      2.67
                                                        ----------   --------     -------     ----------   -------     -------
  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              184,175      5,565      6.09           94,272     1,592      3.41
   U.S. Treasury Notes and Other Borrowed Funds             78,059      2,225      5.75           88,244     1,441      3.29
   Long-Term Debt                                          217,625      9,611      8.91          248,206    10,585      8.60
                                                        ----------   --------     -------     ----------   -------     -------
    Total Interest-Bearing Funds and Average Rate Paid   3,403,212     72,661      4.31        3,419,837    53,128      3.13
                                                        ----------   --------     -------     ----------   -------     -------
  Demand Deposits                                          823,293                               808,617
  Other Liabilities                                         48,077                                48,250
  Stockholders' Equity                                     284,474                               287,969
                                                        ----------                            ----------
  Total Liabilities and Stockholders' Equity            $4,559,056                            $4,564,673

  NET INTEREST INCOME AND SPREAD                                      $77,776      3.06 %                  $77,016      3.31 %
                                                                                   ------                               ------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.81 %                               3.81 %

[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - Securities available for sale averages and rates are based on amortized costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME, CONTINUED

Interest  income  earned on  nonaccrual  and  restructured  loans  totaled  $295 thousand and $1.1 million for the six months ended June 30, 1995 and 1994, respectively. Interest income that would have been earned under the original terms of these loans was $1.2 million and $4.4 million, respectively, which reduced the net interest margin by approximately 4 basis points in 1995 and 16 basis points in 1994.

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS  (1)

                                           SIX MONTHS ENDED
(IN THOUSANDS)                              JUNE 30, 1995
- ---------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                $  511
   Foreign Loans                                    638
  Renegotiated Loans                                 50
                                                 ------
Total                                            $1,199

Actual Interest Income Recognized:
  Nonaccrual Loans:
   Domestic Loans                                $  137
   Foreign Loans                                    158
  Renegotiated Loans                                 --
                                                 ------
Total                                            $  295

[FN]
(1)- For loans on nonaccrual and a renegotiated status at June 30, 1995, the table shows total interest income at original terms and actual income recognized for the six months ended June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME

Noninterest income for the second quarter of 1995 was $18.3 million, compared with $18.0 million for the first quarter of 1995 and $22.6 million for the second quarter of 1994. The $340 thousand increase in noninterest income from the first quarter to the second quarter of 1995 was due to a $687 thousand increase in trust income, partially offset by a $271 thousand decrease in foreign exchange income and other noninterest income. The $4.2 million decrease when comparing quarters on a year-to-year basis was attributable primarily to decreases of $2.6 million of international noncredit commissions and fees and $1.1 million of service charges. Noninterest income decreased $13.0 million when comparing the first half of 1995 to the same period in 1994. This decrease was due to decreases in international noncredit commissions and fees of $4.3 million, service charges of $1.4 million and trust income of $1.0 million. Also contributing to this decrease was an insurance recovery in 1994 of $4.7 million. The reductions in international commissions and fees for the three and six month periods was the result of the sale of three foreign subsidiaries in the third quarter of 1994. These subsidiaries contributed approximately $2.7 million in commissions and fees in the second quarter of 1994 and $4.5 million in the first half of 1994.

NONINTEREST INCOME

                                             THREE                                           SIX
                                          MONTHS ENDED                                   MONTHS ENDED
                                             JUNE 30,             CHANGE                   JUNE 30,             CHANGE
- ------------------------------------------------------------------------------      ----------------------------------------
(IN THOUSANDS)                           1995       1994     AMOUNT    PERCENT          1995      1994      AMOUNT   PERCENT
- ----------------------------------------------------------------------------------------------------------------------------
Service Charges                       $  8,564   $  9,675   $ (1,111)  (11.5)%      $ 17,107   $ 18,505   $ (1,398)   (7.6)%
Trust Income                             7,329      7,538       (209)   (2.8)         13,971     14,995     (1,024)   (6.8)
International Noncredit Commissions
     and Fees                              169      2,778     (2,609)  (93.9)            389      4,715     (4,326)  (91.7)
Gain on Settlement of Mortgage
     Insurance Claims                     --         --         --       --             --        4,739     (4,739) (100.0)
Foreign Exchange Income                    521        588        (67)  (11.4)          1,131      1,134         (3)   (0.3)
Other Noninterest Income                 1,755      1,915       (160)   (8.4)          3,692      3,821       (129)   (3.4)
                                      --------   --------   ---------  -------      --------   --------   ---------  -------
Noninterest Income Excluding            18,338     22,494     (4,156)  (18.5)         36,290     47,909    (11,619)  (24.3)
    Securities Gains, Net
Securities Gains, Net                     --           68        (68) (100.0)             46      1,424     (1,378)  (96.8)
                                      --------   --------   ---------  -------      --------   --------   ---------  -------
Total Noninterest Income              $ 18,338   $ 22,562   $ (4,224)  (18.7)%      $ 36,336   $ 49,333   $(12,997)  (26.3)%


NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1995 was $46.9 million, a decrease of $281 thousand when compared with the first quarter of 1995 and a decrease of $2.7 million when compared with the second quarter of 1994. The decrease from the first quarter of 1995 was primarily due to a decrease in full-time salaries and bonuses of $896 thousand and a decrease in data processing services of $332 thousand, partially offset by increases in occupancy expense of $662 thousand, advertising and public relations expense of $153 thousand and a decrease in other real estate owned net gains of $195 thousand. The decrease from the second quarter of 1994 was attributable to an increase in other real estate owned net gains of $609 thousand and decreases in staff expenses of $1.3 million, advertising and public relations of $129 thousand, FDIC insurance of $437 thousand, furniture and equipment expenses of $306 thousand and $2.1 million in other noninterest expenses. Offsetting the aforementioned decreases was the recording of a recovery in restructuring expense of $2.1 million in the 1994 period.

Noninterest expense decreased $9.1 million when comparing the first half of 1995 to the same period in 1994. This decrease was primarily due to decreases in staff expenses of $2.1 million, furniture and equipment of $914 thousand, FDIC insurance of $880 thousand, consultant expense of $710 thousand and legal expenses of $609 thousand. Also contributing to this decrease was an increase in other real estate owned income of $3.0 million. Offsetting these decreases was a restructuring expense reversal of $2.1 million recognized in the second quarter of 1994. The sale of three foreign subsidiaries in the third quarter of 1994 accounted for reductions in salaries, occupancy, and furniture and equipment expenses totaling approximately $4.5 million when comparing the results from the first half of 1995 to the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST EXPENSE, CONTINUED



NONINTEREST EXPENSE

                                               THREE                                          SIX
                                           MONTHS ENDED                                  MONTHS ENDED
                                              JUNE 30,              CHANGE                 JUNE 30,                CHANGE
- --------------------------------------------------------------------------------      -----------------------------------------
(IN THOUSANDS)                            1995       1994     AMOUNT     PERCENT        1995        1994      AMOUNT    PERCENT
- -------------------------------------------------------------------------------------------------------------------------------

Salaries and Wages                      $15,997   $16,236   $  (239)      (1.5)%      $32,154     $32,881  $  (727)      (2.2)%
Pensions and Other Employee
   Benefits                               3,892     4,953    (1,061)     (21.4)         8,520       9,850   (1,330)     (13.5)
                                        --------  --------  --------     -------      --------    -------- --------     -------
Total Staff Expense                      19,889    21,189    (1,300)      (6.1)        40,674      42,731   (2,057)      (4.8)
                                        --------  --------  --------     -------      --------    -------- --------     -------
Occupancy, Net                            5,934     5,574       360        6.5         11,206      11,589     (383)      (3.3)
Data Processing Services                  4,026     4,243      (217)      (5.1)         8,384       8,666     (282)      (3.3)
Furniture and Equipment                   2,028     2,334      (306)     (13.1)         4,034       4,948     (914)     (18.5)
FDIC Insurance                            1,994     2,431      (437)     (18.0)         3,983       4,863     (880)     (18.1)
Advertising and Public Relations          1,407     1,536      (129)      (8.4)         2,661       2,927     (266)      (9.1)
Other Real Estate Owned Expense
   (Income), Net                           (889)     (280)     (609)     217.5         (1,973)      1,006   (2,979)    (296.1)
Restructuring Expense                        --    (2,059)    2,059     (100.0)             -      (2,059)   2,059     (100.0)
Other Noninterest Expense                12,481    14,588    (2,107)     (14.4)        25,052      28,472   (3,420)     (12.0)
                                        --------  --------  --------     -------      --------    -------- --------     -------
Total Noninterest Expense               $46,870   $49,556   $(2,686)      (5.4)%      $94,021    $103,143  $(9,122)      (8.8)%


TAXES

The Corporation's provision for income taxes includes both federal, state and foreign income taxes. Income tax expense totaling $87 thousand was recognized for the quarter ended June 30, 1995, compared with income tax benefits of $693 thousand for the quarter ended June 30, 1994. Income tax expense totaling $191 thousand, compared with income tax benefits of $563 thousand, was recognized for the six-month periods ended June 30, 1995 and 1994, respectively. The 1995 tax provision was less than the statutory rate because of the Corporation's ability to carryforward net operating losses.

RIGGS NATIONAL CORPORATION
Exhibits and Signatures




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of the shareholders of the Corporation was held on May 10, 1995, in Washington, D.C. Chairman of the Board Joe L. Allbritton presided and 27,671,706 of the 30,244,414 shares outstanding as of the record date of March 31, 1995 were represented at the meeting in person or by proxy.

           1-Elections of Directors
             ----------------------

           Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                                                                       Total                   Total
                                                                     Votes For             Votes Withheld
                                                             --------------------------------------------------
                      Barbara B. Allbritton                         26,716,947                150,545
                      Joe L. Allbritton                             26,670,776                150,545
                      Robert L. Allbritton                          26,672,678                150,545
                      Frederick L. Bollerer                         26,834,923                150,545
                      Calvin Cafritz                                27,376,906                150,545
                      Charles A. Camalier, III                      26,853,503                150,545
                      Timothy C. Coughlin                           26,832,896                150,545
                      Ronald E. Cuneo                               27,374,878                150,545
                      Floyd E. Davis, III                           27,378,548                150,545
                      Jacqueline C. Duchange                        27,372,549                150,545
                      Michela A. English                            27,376,778                150,545
                      James E. Fitzgerald                           27,374,335                150,545
                      David J. Gladstone                            27,250,465                150,545
                      Lawrence I. Hebert                            26,852,520                150,545
                      Michael J. Jackson                            27,361,453                150,545
                      Leo J. O'Donovan                              27,371,794                150,545
                      Steven B. Pfeiffer                            26,854,718                150,545
                      John A. Sargent                               27,378,478                150,545
                      Robert L. Sloan                               27,378,068                150,545
                      James W. Symington                            26,829,396                150,545
                      Jack Valenti                                  27,240,370                150,545
                      Eddie N. Williams                             27,373,291                150,545

           2-Proposal to Change the Annual Meeting Date
             ------------------------------------------

           By a vote of  1,944,549  For, to  19,806,820  Against,  with  807,494
           Abstaining, the Corporation's shareholders rejected a proposal to change the annual meeting date of the Riggs National Corporation.

           3-Proposal to Require at Least Two Candidates for Each Board Vacancy
             ------------------------------------------------------------------

           By  a  vote  of  1,934,055  For,  19,903,125  Against,  with  721,683
           Abstaining, the Corporation's shareholders rejected a proposal that at least two candidates be placed before the shareholders for each board vacancy.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits
               --------

               None


        (b)    Reports on Form 8-K
               -------------------

               None







                                         SIGNATURES
                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




             Date:      August 4, 1995            /s/ Timothy C. Coughlin
                        --------------            -----------------------
                                                     Timothy C. Coughlin
                                                           President







             Date:      August 4, 1995                /s/ John L. Davis
                        --------------             ------------------------
                                                          John L. Davis
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)