Form 10-Q
period 1995-09-30
RIGGS NATIONAL CORP
filed 1995-11-06
CIK 350847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                     OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File Number 0-9756

                             RIGGS NATIONAL CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                       DELAWARE                       52-1217953
             ---------------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification No.)

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

 Indicate the number of shares outstanding of each of the issuer's classes common stock, as of the last practical date.

 Common Stock, $2.50 par value                        30,266,464 shares
 -----------------------------                        -----------------
       (Title of Class)                       (Outstanding at November 3, 1995)

                            RIGGS NATIONAL CORPORATION


                               TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                    PAGE NO.



Item 1.        Financial Statements-Unaudited

               Consolidated Statements of Income
               Three and nine months ended September 30, 1995 and 1994         3

               Consolidated Statements of Condition
               September 30, 1995 and 1994, and December 31, 1994              4

               Consolidated Statements of Changes in Stockholders' Equity
               Nine months ended September 30, 1995 and 1994                   5

               Consolidated Statements of Cash Flows
               Nine months ended September 30, 1995 and 1994                   6

               Financial Ratios and Other Financial Data                       7

               Notes to the Consolidated Statements                         8-13


Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  14-30



PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                            None

Item 2.        Change in Securities                                         None

Item 3.        Defaults Upon Senior Securities                              None

Item 4.        Submission of Matters to a Vote of Security Holders          None

Item 5.        Other Information                                            None

Item 6.        Exhibits and Reports on Form 8-K                               31


Signatures                                                                    31

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                     1995           1994        1995         1994
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and Fees on Loans                                       $  51,260    $  48,872    $ 152,135    $ 144,407
  Interest and Dividends on Securities Available for Sale              9,377        8,040       28,309       21,817
  Interest and Dividends on Securities Held-to-Maturity                8,535        5,579       23,518       16,545
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                   3,620        2,383       11,138        7,062
      Federal Funds Sold and Reverse Repurchase Agreements             3,071        2,545        9,463        5,909
                                                                   _________    _________    _________    _________
  Total Interest on Money Market Assets                                6,691        4,928       20,601       12,971
                                                                   ---------    ---------    ---------    ---------
  Total Interest Income                                               75,863       67,419      224,563      195,740
                                                                   ---------    ---------    ---------    ---------
INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                         4,766        4,964       14,473       14,464
      Money Market Deposit Accounts                                    8,259        6,886       24,272       19,555
      Time Deposits in Domestic Offices                               11,481        6,210       32,016       18,113
      Time Deposits in Foreign Offices                                 5,076        2,825       14,081        8,263
                                                                   ---------    ---------    ---------    ---------
  Total Interest on Deposits                                          29,582       20,885       84,842       60,395
                                                                   ---------    ---------    ---------    ---------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                2,720        1,878        8,285        3,470
      U.S. Treasury Demand Notes and Other Short-Term Borrowings       1,418          473        3,643        1,914
      Long-Term Debt                                                   4,788        4,700       14,399       15,285
                                                                   ---------    ---------    ---------    ---------
  Total Interest on Short-Term Borrowings and Long-Term Debt           8,926        7,051       26,327       20,669
                                                                   ---------    ---------    ---------    ---------
  Total Interest Expense                                              38,508       27,936      111,169       81,064
                                                                   ---------    ---------    ---------    ---------
  Net Interest Income                                                 37,355       39,483      113,394      114,676
  Less:  Provision for Loan Losses                                   (55,000)       2,100      (55,000)       6,300
                                                                   ---------    ---------    ---------    ---------
  Net Interest Income after Provision for Loan Losses                 92,355       37,383      168,394      108,376

NONINTEREST INCOME
  Service Charges and Fees                                             8,718       10,227       26,214       33,448
  Trust Income                                                         7,518        6,567       21,489       21,562
  Gain on Settlement of Mortgage Insurance Claims                       --           --           --          4,739
  Other Noninterest Income                                             1,954        1,999        6,777        6,953
  Securities Gains, Net                                                  155         --            201        1,424
                                                                   ---------    ---------    ---------    ---------
  Total Noninterest Income                                            18,345       18,793       54,681       68,126

NONINTEREST EXPENSE
  Salaries and Wages                                                  17,649       15,970       49,803       48,851
  Pensions and Other Employee Benefits                                 3,828        3,263       12,348       13,113
  Occupancy, Net                                                      10,101        6,414       21,307       18,003
  Data Processing Services                                             4,334        3,981       12,718       12,647
  Furniture and Equipment                                              1,886        2,163        5,920        7,111
  FDIC Insurance                                                          29        2,370        4,012        7,233
  Advertising and Public Relations                                     1,303        1,438        3,964        4,365
  Other Real Estate Owned Expense (Income), Net                        2,503       (2,160)         530       (1,154)
  Restructuring Expense                                                 --           --           --         (2,059)
  Other Noninterest Expense                                           12,361       14,336       37,413       42,808
                                                                   ---------    ---------    ---------    ---------
  Total Noninterest Expense                                           53,994       47,775      148,015      150,918

  Income before Taxes                                                 56,706        8,401       75,060       25,584
  Applicable Income Tax Expense (Benefit)                                 64          171          255         (392)
                                                                   ---------    ---------    ---------    ---------
  Net Income                                                          56,642        8,230       74,805       25,976

  Dividends on Preferred Stock                                         2,688        3,045        8,063        9,436
                                                                   ---------    ---------    ---------    ---------
  Net Income Available for Common Stock                            $  53,954    $   5,185    $  66,742    $  16,540

EARNINGS PER COMMON SHARE                                          $    1.78    $     .17    $    2.20    $     .55

                                    -3-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,
(UNAUDITED IN SEPTEMBER 30, 1995 AND 1994)                                  1995           1994          1994
-------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                               $   251,930    $   187,114    $   206,953
  Money Market Assets:
      Time Deposits with Other Banks                                        177,662        193,835        228,224
      Federal Funds Sold and Reverse Repurchase Agreements                  446,000        179,684        160,000
                                                                        -----------    -----------    -----------
  Total Money Market Assets                                                 623,662        373,519        388,224
                                                                        -----------    -----------    -----------
  Securities Available for Sale (at Market Value)                           612,357        613,204        598,277
  Securities Held-to-Maturity (Market Value:September 30, 1995,$401,324;
      September 30, 1994, $434,114; December 31, 1994, $434,993)            401,223        439,207        443,163
  Loans                                                                   2,532,503      2,608,065      2,549,924
  Reserve for Loan Losses                                                    55,390         95,800         97,039
                                                                        -----------    -----------    -----------
  Net Loans                                                               2,477,113      2,512,265      2,452,885
                                                                        -----------    -----------    -----------
  Premises and Equipment, Net                                               150,621        153,477        151,532
  Accrued Interest Receivable                                                31,385         28,521         27,904
  Other Real Estate Owned, Net                                               37,538         56,911         47,763
  Other Assets                                                              117,012        106,540        108,964
                                                                        -----------    -----------    -----------
  Total Assets                                                          $ 4,702,841    $ 4,470,758    $ 4,425,665

LIABILITIES
  Noninterest-Bearing Demand Deposits                                   $   824,106    $   787,592    $   827,023
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                              798,294        882,954        900,209
      Money Market Deposit Accounts                                         945,372      1,023,895        966,348
      Time Deposits in Domestic Offices                                     830,442        592,506        625,432
      Time Deposits in Foreign Offices                                      304,559        261,653        283,782
                                                                        -----------    -----------    -----------
  Total Interest-Bearing Deposits                                         2,878,667      2,761,008      2,775,771
                                                                        -----------    -----------    -----------
  Total Deposits                                                          3,702,773      3,548,600      3,602,794
                                                                        -----------    -----------    -----------
  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                     100,534        208,376        264,878
      U.S. Treasury Demand Notes and Other Short-Term Borrowings            266,985        184,600         28,559
                                                                        -----------    -----------    -----------
  Total Short-Term Borrowings                                               367,519        392,976        293,437
                                                                        -----------    -----------    -----------
  Other Liabilities                                                          53,989         40,330         44,146
  Long-Term Debt                                                            217,625        217,625        217,625
                                                                        -----------    -----------    -----------
  Total Liabilities                                                       4,341,906      4,199,531      4,158,002

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at September 30, 1995 and 1994, and
         December 31, 1994; Liquidation Preference - $25 per share
         Noncumulative Perpetual Series B - 4,000,000 shares at
            September 30, 1995 and 1994, and December 31, 1994                4,000          4,000          4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 1995 and 1994, and
         December 31, 1994;
      Shares Issued - 31,166,962 at September 30, 1995, 31,141,212 at
         September 30, 1994 and 31,145,212 at December 31, 1994              77,917         77,853         77,863
  Surplus - Preferred Stock                                                  91,192         91,192         91,192
  Surplus - Common Stock                                                    156,266        156,097        156,123
  Foreign Exchange Translation Adjustments                                     (727)          (538)          (634)
  Undivided Profits (Accumulated Deficit)                                    57,728        (14,370)        (9,014)
  Unrealized Loss on Securities Available for Sale, Net                      (1,718)       (19,284)       (28,144)
  Treasury Stock-900,798 shares at September 30, 1995 and 1994, and
         December 31, 1994                                                  (23,723)       (23,723)       (23,723)
                                                                        -----------    -----------    -----------
  Total Stockholders' Equity                                                360,935        271,227        267,663
                                                                        -----------    -----------    -----------
  Total Liabilities and Stockholders' Equity                            $ 4,702,841    $ 4,470,758    $ 4,425,665

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
                          $1.00 PAR    $2.50 PAR    SURPLUS    ADJUSTMENTS    DEFICIT)   FOR SALE, NET    STOCK       EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1993        $   4,765    $  77,807   $ 265,564    $  (1,527)   $ (30,965)   $   1,276    $ (23,723)   $ 293,197

Net Income                      --           --          --           --         25,976         --           --         25,976

Issuance of
  Common Stock--
    Stock Option Plans          --             46         119         --           --           --           --            165

Preferred Stock
  Stock Repurchase              (765)        --       (18,232)        --           (118)        --           --        (19,115)

Cash Dividends --
  Preferred                     --           --          --           --         (9,436)        --           --         (9,436)

Unrealized Loss on
  Securities Available
    for Sale, Net               --           --          --           --           --        (20,560)        --        (20,560)

Foreign Exchange
 Translation Adjustments        --           --          --            989         --           --           --            989

Other                           --           --          (162)        --            173         --           --             11
                           ---------    ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance,
  September 30, 1994       $   4,000    $  77,853   $ 247,289    $    (538)   $ (14,370)   $ (19,284)   $ (23,723)   $ 271,227



Balance,
  December 31, 1994        $   4,000    $  77,863   $ 247,315    $    (634)   $  (9,014)   $ (28,144)   $ (23,723)   $ 267,663

Net Income                      --           --          --           --         74,805         --           --         74,805

Issuance of
  Common Stock--
    Stock Option Plans          --             54         143         --           --           --           --            197

Cash Dividends--
  Preferred                     --           --          --           --         (8,063)        --           --         (8,063)

Unrealized Gain on
  Securities Available
    for Sale, Net               --           --          --           --           --         26,426         --         26,426

Foreign Exchange
 Translation Adjustments        --           --          --            (93)        --           --           --            (93)

                           ---------    ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance,
   September 30, 1995      $   4,000    $  77,917   $ 247,458    $    (727)   $  57,728    $  (1,718)   $ (23,723)   $ 360,935


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
Increase (decrease) in cash and cash equivalents                           1995           1994
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $    74,805    $    25,976
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                             (55,000)         6,300
     Provision for Other Real Estate Owned Writedowns                        2,868          1,946
     Depreciation Expense and Amortization of Leasehold Improvements         8,888          9,091
     Amortization of Purchase Accounting Adjustments                         2,702          2,872
     Provision for Deferred Taxes                                            3,745           (840)
     Restructuring Charges                                                    --           (2,059)
     Gains on Securities Sales                                                (201)        (1,424)
     Gains on Sales from Other Real Estate Owned                            (2,631)        (2,595)
     Increase in Accrued Interest Receivable                                (3,481)        (5,610)
     (Increase) Decrease in Other Assets                                    (9,865)        11,563
     Increase (Decrease) in Other Liabilities                                6,098         (2,839)
                                                                          ---------     ----------
  Total Adjustments                                                        (46,877)        16,405
                                                                          ---------     ----------
  Net Cash Provided By Operating Activities                                 27,928         42,381
                                                                          ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                            50,562          7,111
  Proceeds from Maturities of Securities Available for Sale                 45,632         97,677
  Proceeds from Sales of Securities Available for Sale                         201        193,048
  Purchase of Securities Available for Sale                                (34,171)      (201,867)
  Proceeds from the Maturity of Securities Held-to-Maturity                378,654      1,036,838
  Proceeds from Sales of Securities Held-to-Maturity                          --            4,825
  Purchase of Securities Held-to-Maturity                                 (336,714)      (833,869)
  Net Decrease (Increase) in Loans                                          30,510       (100,155)
  Proceeds from Sales of Other Real Estate Owned                            10,103         20,230
  Net Increase in Premises and Equipment                                    (7,977)        (1,470)
  Other, Net                                                                   147           (479)
                                                                          ---------     ----------
Net Cash Provided By Investing Activities                                  136,947        221,889
                                                                          ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                (125,808)      (207,867)
    Time Deposits                                                          225,787        (17,357)
    Federal Funds Purchased and Repurchase Agreements                     (164,344)       (93,954)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings             238,426         32,903
  Net Proceeds From the Issuance of Long-Term Debt                            --          121,250
  Repayment of Long-Term Debt                                                 --         (120,700)
  Net Proceeds From the Issuance of Common Stock                               197            165
  Repurchase of Preferred Stock-Series A                                      --          (19,115)
  Dividend Payments - Preferred                                             (8,063)        (9,436)
  Other, Net                                                                  --               11
                                                                          ---------     ----------
Net Cash Provided By (Used In) Financing Activities                        166,195       (314,100)
                                                                          ---------     ----------
Effect of Exchange Rate Changes                                                (93)           989
                                                                          ---------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents                       330,977        (48,841)
Cash and Cash Equivalents at Beginning of Period                           366,953        415,639
                                                                          ---------     ----------
Cash and Cash Equivalents at End of Period                             $   697,930    $   366,798

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                         $       741    $    23,210
  Loans to Finance the Sale of Other Real Estate Owned                         685           --
CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                            $   109,561    $    81,664
  Income Tax Payments (Refund)                                               3,755         (6,976)

                                    -6-

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                   1995          1994         1995          1994
-------------------------------------------------------------------------------------------------------------------
PERFORMANCE:

        Net Income to Average Assets                                   N/M          .74%        2.19 %        .77 %
        Net Income to Average Earning Assets                           N/M          .82%        2.42 %        .86 %
        Net Income to Average Stockholders' Equity                     N/M        11.40%       34.22 %      12.08 %
        Net Income Available to Common Stock
                 to Average Common Equity                              N/M        11.88%       45.29 %      12.75 %
        Net Interest Income to Average Earning Assets                 3.66%        4.01%        3.76 %       3.87 %


PER COMMON SHARE:

        Net Income                                              $     1.78   $      .17   $     2.20   $      .55
        Book Value (at period end)                              $     8.78   $     5.82   $     8.78   $     5.82
        Common Shares Outstanding (at period end)               30,266,164   30,240,414   30,266,164   30,240,414
        Average Common Shares Outstanding                       30,259,678   30,231,084   30,254,122   30,225,501


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                                  .49 %        1.42 %
        Nonaccrual Loans as a % of Average Loans                                                .49 %        1.42 %
        Nonaccrual  and  Renegotiated  Loans  as a % of
                Total Loans                                                                     .50 %        1.44 %
        Nonperforming Assets as a % of Total Loans and OREO                                     1.95 %       3.55 %
        Nonperforming Assets as a % of Total Assets                                             1.07 %       2.11 %
        Net Charge-Offs (Recoveries) as a % of Average Loans                                    (.52)%       (.06)%
        Reserve for Loan Losses as a % of Total Loans                                           2.19 %       3.67 %
        Reserve for Loan Losses as a % of Nonaccrual and
                Renegotiated Loans                                                            439.88 %     254.90 %
        Period End Stockholders' Equity to Total Assets                                         7.67 %       6.07 %


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                                 13.45 %      11.05 %
        Combined Tier I and Tier II                                                            21.44 %      17.86 %
        Leverage                                                                                7.81 %       6.30 %


RIGGS NATIONAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis, the Corporation's consolidated financial position at September 30, 1995 and 1994, and December 31, 1994 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first nine months of 1995 are not necessarily indicative of the results to be expected for the full 1995 year.


NOTE 2. COMMON SHARES

Earnings per common share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,259,678 and 30,254,122 for the third quarter of 1995 and the nine month period ended September 30, 1995, respectively, with 30,231,084 and 30,225,501 for the same periods in 1994. The weighted average number of shares of common stock outstanding does not include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan") or shares granted under the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1995, options to purchase 1,110,000 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $10.63 per share and are currently not dilutive. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1995, options to purchase 215,000 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.06 to $10.00 per share and are currently not dilutive.


NOTE 3. RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                              1995         1994         1995        1994
-------------------------------------------------------------------------------------------
Balance, beginning of period               $ 100,145    $  92,094    $  97,039    $  86,513

Provision for loan losses                    (55,000)       2,100      (55,000)       6,300

Loans charged-off:
     Domestic                                    280        1,707        1,387        7,171
     Foreign                                     255          538        5,101        3,201
                                           ----------   ----------   ----------   ----------
Total loans charged-off                          535        2,245        6,488       10,372

Recoveries on charged-off loans:
     Domestic                                  4,797        1,454       11,629        7,468
     Foreign                                   6,081        1,985        8,004        4,529
                                           ----------   ----------   ----------   ----------
Total recoveries on charged-off loans         10,878        3,439       19,633       11,997

Net loan charge-offs (recoveries)            (10,343)      (1,194)     (13,145)      (1,625)

Foreign exchange translation adjustments         (98)         412          206        1,362
                                           ----------   ----------   ----------   ----------
Balance, end of period                     $  55,390    $  95,800    $  55,390    $  95,800

NOTE 4. OTHER REAL ESTATE OWNED

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              1995      1994
------------------------------------------------------------------------------
Balance, beginning of period                                 $47,763   $52,803

Additions                                                        741    23,210

Deductions:
    Sales and repayments                                       7,920    17,183
    Charge-offs                                                3,105     2,398
                                                             -------   -------
Total Deductions                                              11,025    19,581

Foreign exchange translation adjustments                          59       479
                                                             -------   -------
Balance, end of period                                       $37,538   $56,911


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

     In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights" was issued. SFAS No. 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities" to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. SFAS No. 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The Corporation does not anticipate any material effect on the Corporation's financial position from the implementation of SFAS No. 122.

NOTE 6. INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three and nine month periods ended September 30, 1995 and 1994, were as follows:

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                            1995      1994       1995       1994
---------------------------------------------------------------------------------
Domestic Offices                          $46,770   $ 2,486     $63,767   $ 5,444
Foreign Offices                             9,936     5,915      11,293    20,140
                                          -------   -------     -------   -------
  Total                                   $56,706   $ 8,401     $75,060   $25,584


     The provision for income taxes for the three and nine month periods ended September 30, 1995 and 1994 consisted of the following:

                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                            1995      1994        1995       1994
----------------------------------------------------------------------------------
Current Provision (Benefit):
    Federal                               $(1,927)   $   840    $(3,782)   $   840
    State                                      81        168        257        315
    Foreign                                    11          3         35       (707)
                                          --------   --------   --------   --------
Total Current Provision (Benefit)          (1,835)     1,011     (3,490)       448

Deferred Provision (Benefit):
    Federal                                 1,899       (840)     3,745       (840)
    State                                    --         --         --         --
    Foreign                                  --         --         --         --
                                          --------   --------   --------   --------
Total Deferred Provision (Benefit)          1,899       (840)     3,745       (840)

Applicable Income Tax Expense (Benefit)   $    64    $   171    $   255    $  (392)

                                    -10-

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at September 30, 1995, and 1994, are as follows:

                                                                    CONTRACTUAL OR
                                                                    NOTIONAL VALUE
                                                                     SEPTEMBER 30,
                                                                   1995        1994
------------------------------------------------------------------------------------
Commitments to Extend Credit:
    Commercial                                                   $306,667   $225,684
    Real Estate                                                   227,441    217,999
    Consumer                                                       65,656     63,109
                                                                 --------   --------
Total Commitments to Extend Credit                               $599,764   $506,792

Letters of Credit:
    Commercial                                                   $ 58,985   $ 49,894
    Standby-Financial                                              36,798     26,063
    Standby-Performance                                            15,522     24,264
                                                                 --------   --------
Total Letters of Credit                                          $111,305   $100,221

Financial Instruments with Off-Balance Sheet Market Risk:
    Foreign Exchange Contracts:
         Commitments to Purchase                                 $ 90,877   $ 41,420
         Commitments to Sell                                      191,892    142,433
    Interest Rate Swap Agreements                                 329,217    254,488
    Interest Rate Option Contracts (Corridors)                    400,000    400,000


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

INTEREST RATE SWAP AGREEMENTS
SEPTEMBER 30, 1995

                                                                                                           1995
                                                      WEIGHTED         ACCRUED    ACCRUED   UNAMORTIZED   YTD NET
                           NOTIONAL  UNREALIZED     AVERAGE RATE       INTEREST   INTEREST    FEES &      INTEREST
                            AMOUNT   GAIN(LOSS)   RECEIVE     PAY     RECEIVABLE  PAYABLE    PREMIUMS    INC./(EXP.)
--------------------------------------------------------------------------------------------------------------------
Receive fixed/pay variable,
      Maturing July 1998    $200,000   $ (4,071)   5.38%     5.93%     $  1,913   $  2,176      $--      $(1,243)
Receive variable/pay fixed,
      Maturing March 1996     25,000        (83)   5.88%     6.73%           61         70       --          (60)
Receive variable/pay fixed,
      Maturing March 1997     25,000       (331)   5.88%     6.97%           61         73       --          (92)
Receive variable/pay fixed
      Maturing April 1996     25,000        (78)   5.88%     6.55%          290        314       --          (38)
Receive variable/pay fixed
      Maturing April 1997     25,000       (248)   5.88%     6.70%          290        321       --          (55)
For Customers                 29,217       (208)   N/M       N/M            645        668       --         (280)
                            --------   ---------   -----     -----     --------   --------      ---      --------
Total Interest Rate Swap
   Agreements               $329,217   $ (5,019)                       $  3,260   $  3,622      $--      $(1,768)

                                    -11-

At September 30, 1995, the Corporation's financial derivative instruments included a $200 million (notional principal amount) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. Both swap agreements entail the receipt of a floating rate equal to 3-month Libor, reset quarterly, and payments of fixed rates ranging from 6.73% to 6.97%, maturing in March of 1996 and 1997. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to 3-month Libor, reset quarterly, and payments of fixed rates ranging from 6.55% to 6.70%, maturing in April 1996 and 1997. Payments for the March and April 1995 swap agreements are netted on a quarterly basis. The total net interest income/expense from these swap agreements are included in interest income relating to the real estate mortgage loan portfolio.


INTEREST RATE OPTION CONTRACTS (CORRIDORS)
SEPTEMBER 30, 1995

                                                                                                            1995
                                                      WEIGHTED        ACCRUED     ACCRUED   UNAMORTIZED   YTD NET
                            NOTIONAL   UNREALIZED   AVERAGE RATE      INTEREST    INTEREST     FEES &     INTEREST
                             AMOUNT    GAIN(LOSS)  RECEIVE    PAY    RECEIVABLE   PAYABLE     PREMIUMS   INC./(EXP.)
--------------------------------------------------------------------------------------------------------------------
Receive variable/pay fixed,
      Maturing April 1996    $100,000   $    (25)   5.93%     5.60%     $  1,071   $  1,011    $    225   $     78
Receive variable/pay fixed,
      Maturing April 1997     100,000       (255)   5.93%     5.69%        1,071      1,026         775        (72)
Receive variable/pay fixed,
      Maturing August 1996    200,000       (411)    N/A       N/A            --         --         571       (263)
                             --------   ---------   -----     -----     --------   --------    --------   ---------
Total Interest Rate Option
      Contracts              $400,000   $   (691)                       $  2,142   $  2,037    $  1,571   $   (257)

Based on the possibility of further short-term rate increases by the Federal Reserve, in April 1994, the Corporation purchased two $100 million (notional principal balance) corridors to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over the respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of their adjustments, the Corporation would receive payments from the counterparty if three-month Libor exceeded a level of approximately 5.60%; however, if Libor rose above 7.00%, then the Corporation would begin paying to the counterparty the amount by which Libor exceeds 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. These corridor agreements mature in April 1996 and 1997.

In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance). This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. A premium was also paid for this corridor, with the cost amortized over the two-year life. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%. Such payments will cease, if three-month Libor equals or exceeds 8.00% on a reset date. Currently, there are no payments being paid or received as the rate is below the 6.00% floor. The total aggregate net interest income/expense for this corridor agreement is included in interest expense relating to short-term borrowings. This "terminating corridor" agreement matures in August 1996.
                                    -12-

NOTE 8. RECENT DEVELOPMENTS

The purchase and construction of the new operations center located in Riverdale, Maryland has been approved by local governmental authorities, with construction commencing in July 1995. The Corporation does not anticipate any substantial delays and expects the operations center to be completed in May 1996. The Corporation estimates that the relocation of personnel from leased locations to this new facility will have a positive impact on its results of operations for the fourth quarter of 1996 and thereafter. The Corporation does not anticipate any material impact to its financial condition or results of operations in the current fiscal year from its plans for building this new facility.


NOTE 9. REGULATORY MATTERS

On September 28, 1995, the Corporation was notified by the Federal Reserve Bank of Richmond that the Memorandum of Understanding dated May 14, 1993 was terminated effective immediately. The now terminated Memorandum of Understanding was the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. This brought to an end all operating agreements between the Corporation and its banking regulators.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $56.6 million ($1.78 per common share) for the third quarter of 1995 compared with net income of $8.2 million ($.17 per common share) for the same quarter a year earlier. The third quarter performance for 1995 was the highest in the Corporation's history. Net interest income before the provision for loan losses (adjusted for tax savings on tax-exempt interest) decreased $2.0 million, or 5.0%, with a 35 basis point decline in the net interest margin between the periods. The declines in net interest income and margin were due to overall increases in costs of funds, primarily in time deposits. The Corporation experienced a 111 basis point increase in cost of funds between the periods as the impact of the overall flattening of the domestic yield curve continued to place pressure on the Corporation's margin.

Also affecting the third quarter 1995 results was an increase in noninterest expense of $6.2 million (13.0%) along with a slight decline of $448 thousand (2.4%) in noninterest income. The increase in noninterest expense was primarily due to nonrecurring accruals of $4.4 million for expenses related to occupancy initiatives, including the Corporation's new technology center, and $1.2 million for reorganization and severance related costs. In addition to these accruals, the Corporation recorded $2.5 million in other real estate owned writedowns in the current quarter, compared with gains recognized from the sale of properties in the prior period. The loss of noninterest income due to the sale of three foreign subsidiaries in the third quarter of 1994 totaled $551 thousand between the quarters.

There was a substantial reduction in the reserve for loan losses during the third quarter of 1995 of $55.0 million. This reduction was the result of management's assessments during the third quarter of the Corporation's risk characteristics within the loan portfolio as well as current asset quality, lending levels, economic developments and other factors. Nonperforming assets were reduced over 47% from $94.5 million at the end of the third quarter of 1994 to $50.1 million at September 30, 1995. The current period's reserve also represents a $25.6 million decrease, or 33.8% from year-end 1994. The
Corporation's overall asset quality continues to improve as a result of collection and asset-management efforts as well as improved economic conditions domestically and in the United Kingdom.

Consolidated net income for the first nine months of 1995 was $74.8 million ($2.20 per common share) compared with $26.0 million ($.55 per common share) for the year-earlier period. The current results for the first nine months of 1995 were impacted by the same trends as described for the current quarter results including the $55.0 million reduction in the reserve for loan losses. The nine-month results for 1994 also include securities gains of $1.4 million and a $4.7 million gain on the settlement of mortgage insurance claims.

Assets totaled $4.70 billion at September 30, 1995, up $277.2 million from year-end 1994 and $232.1 million from September 30, 1994. The increase in total assets from September 30, 1994 is attributable primarily to net purchases in money market assets. Deposits at September 30, 1995 totaled $3.70 billion, an increase of $100.0 million from year-end 1994 and $154.2 million from September 30, 1994. The increase over the last twelve months is primarily due to increases in domestic time deposits combined with several new initiatives in the deposit area (see "Deposits"). Total liabilities increased $183.9 million during 1995 and increased $142.4 million from the year-earlier level. The increase from the year-earlier balances was due to the aforementioned increase in deposits and a $13.7 million increase in other liabilities, partially offset by a $25.5 million decrease in short-term borrowings (see "Short-Term Borrowings and Long-Term Debt").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                                         SEPTEMBER 30, 1995               SEPTEMBER 30, 1994
                                                      AMORTIZED        MARKET/         AMORTIZED        MARKET/
              AVAILABLE FOR SALE                        COST         BOOK VALUE           COST        BOOK VALUE
----------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                               $159,563        $159,418         $138,368        $137,315
Government Agencies Securities                           26,629          26,460           26,534          25,043
Obligations of States & Political Subdivisions            3,800           4,550                -               -
Mortgage-Backed Securities                              400,963         397,924          453,161         436,421
Other Securities                                         24,005          24,005           14,425          14,425
                                                       --------        --------         --------        --------
Total                                                  $614,960        $612,357         $632,488        $613,204


                                                         SEPTEMBER 30, 1995                SEPTEMBER 30, 1994
                                                        BOOK           MARKET             BOOK          MARKET
               HELD-TO-MATURITY                         VALUE           VALUE            VALUE           VALUE
----------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                               $ 24,932        $ 24,937         $312,607        $311,096
Government Agencies Securities                          376,291         376,387          125,000         121,418
Other Securities                                              -               -            1,600           1,600
                                                       --------        --------         --------        --------
Total                                                  $401,223        $401,324         $439,207        $434,114


Total securities held-to-maturity and available for sale decreased $27.9 million (2.7%) during the first nine months of 1995, and $38.8 million (3.7%) since September 30, 1994. The decrease in securities from year-end 1994 and from the prior year was mainly due to maturities during the first nine months of 1995 totaling $424.3 million. The weighted-average maturities and yields for securities held-to-maturity, adjusted for anticipated prepayments, was approximately 2 years and 6.32% at September 30, 1995. The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 3 years and 6.08%, respectively, at September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES, CONTINUED

The maturity distribution of securities at September 30, 1995, follows:

                                                                         OBLIGATIONS
                                                           GOVERNMENT     OF STATES
                                          U.S. TREASURY     AGENCIES    AND POLITICAL      OTHER
(IN THOUSANDS)                              SECURITIES     SECURITIES    SUBDIVISIONS   SECURITIES       TOTAL
-----------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE

Within 1 year
     Amortized Cost                          $159,563       $      -         $3,800      $  7,906       $171,269
     Book/Market                              159,418              -          4,550         7,906        171,874
     Yield*                                      5.79%             -           6.06%         5.44%          5.78%

After 1 but within 5 years
     Amortized Cost                                 -         26,629              -       298,282        324,911
     Book/Market                                    -         26,460              -       296,601        323,061
     Yield*                                         -           6.02%             -          5.32%          5.37%

After 5 but within 10 years
     Amortized Cost                                 -              -              -        91,517         91,517
     Book/Market                                    -              -              -        90,154         90,154
     Yield*                                         -              -              -          5.56%          5.56%

After 10 years
     Amortized Cost                                 -              -              -        27,263         27,263
     Book/Market                                    -              -              -        27,268         27,268
     Yield*                                         -              -              -          3.70%          3.70%
                                             ---------      ---------        -------     ---------      ---------
Total Securities Available for Sale
     Amortized Cost                          $159,563       $ 26,629         $3,800      $424,968       $614,960
     Book/Market                              159,418         26,460          4,550       421,929        612,357
     Yield*                                      5.79%          6.02%          6.06%         5.27%          5.44%


SECURITIES HELD-TO-MATURITY

Within 1 year
     Book                                    $ 24,932       $ 50,152         $    -       $     -       $ 75,084
     Market                                    24,937         50,162              -             -         75,099
     Yield*                                      5.94%          6.02%             -             -           5.99%

After 1 but within 5 years
     Book                                           -        326,139              -             -        326,139
     Market                                         -        326,225              -             -        326,225
     Yield*                                         -           6.56%             -             -           6.56%
                                             ---------      ---------        -------     ---------      ---------
Total Securities Held-to-Maturity
     Book                                    $ 24,932       $376,291         $    -       $     -       $401,223
     Market                                    24,937        376,387              -             -        401,324
     Yield*                                      5.94%          6.49%             -             -           6.45%

[FN]
     *Weighted average yield to maturity at September 30, 1995. The security within the category of "Securities Available for Sale - Obligations of State and Political Subdivisions" is a taxable security and is on a nonaccrual basis at September 30, 1995. All contractual payments to date have been received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:

                                                       SEPTEMBER 30,        SEPTEMBER 30,        DECEMBER 31,
LOAN TYPE (IN THOUSANDS)                                   1995                 1994                 1994
--------------------------------------------------------------------------------------------------------------
Commercial and Financial                                  $  419,569           $  461,432           $  400,660
Real Estate - Commercial/Construction                        331,342              337,941              323,835
Residential Mortgage                                       1,298,760            1,316,023            1,317,169
Home Equity                                                  234,878              223,243              220,910
Consumer                                                      79,449               76,328               75,887
Foreign                                                      163,557              186,641              204,558
                                                          ----------           ----------           ----------
Loans                                                      2,527,555            2,601,608            2,543,019

Less: Unearned Discount (Unamortized
        Premium) and Net Deferred Fees                        (4,948)              (6,457)              (6,905)
                                                          ----------           ----------           ----------
Total Loans, Net                                          $2,532,503           $2,608,065           $2,549,924


At September 30, 1995, total loans outstanding (net of premiums/discounts) were $2.53 billion, compared with $2.55 billion at December 31, 1994, and $2.61 billion at September 30, 1994. The decrease in loans from December 31, 1994 was mostly attributable to a decrease of $41.0 million in foreign loans and $18.4 million in domestic residential mortgage loans. The decrease in foreign loans was due to reduced lending in this area, while the decrease in residential mortgages was the result of increased competition in this area combined with an increase in refinancing activity in 1995. These decreases were offset in part by increases in the remaining loan categories, reflecting several local area initiatives begun in the first quarter of 1995 targeting selective markets within the respective loan types. The decrease in loans from September 30, 1994 was mainly due to similar reductions in foreign and residential loan categories, combined with reductions in commercial and financial loans, which experienced significant maturities in the latter half of 1994.


REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1995

                                                                            GEOGRAPHIC LOCATION
                                           DISTRICT OF                                    UNITED
PROJECT TYPE (IN THOUSANDS)                 COLUMBIA       VIRGINIA        MARYLAND       KINGDOM        OTHER       TOTAL
---------------------------------------------------------------------------------------------------------------------------
Land Acquisition and
    Construction Development                 $ 30,663     $ 16,104        $13,485      $      -        $    -      $ 60,252
Multifamily Residential                        26,266       10,455          5,888             -             -        42,609
Commercial:
    Office Buildings                           49,348       40,572         23,474             -         2,317       115,711
    Shopping Centers                           11,638       27,485         18,718             -             -        57,841
    Hotels                                      4,559        5,451              -             -             -        10,010
    Industrial/Warehouse Loans                  2,289       11,684          7,844             -             -        21,817
    Churches                                    6,220        1,636          6,963             -             -        14,819
    Other                                       1,979        4,636          1,597             -            71         8,283
                                             --------     --------        -------      --------        ------      --------
Total Commercial                               76,033       91,464         58,596             -         2,388       228,481

Foreign                                             -            -              -       107,460             -       107,460
                                             --------     --------        -------      --------        ------      --------
Total Real Estate-Commercial/
    Construction Loans                       $132,962     $118,023        $77,969      $107,460        $2,388      $438,802

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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At September 30, 1995, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at September 30, 1995, December 31, 1994 or at September 30, 1994.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS

                                                                                                90 DAYS
                                              % OF                                              OR MORE         POTENTIAL
(IN MILLIONS)                  AMOUNT        ASSETS           NONACCRUAL      RENEGOTIATED      PAST DUE         PROBLEM
-------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1995
United Kingdom                  $178.5         3.8%               $ 4.5             $0.1            $  -            $  -

DECEMBER 31, 1994
United Kingdom                   149.4         3.4                 10.6              0.3               -             4.3
France                            61.1         1.4                    -                -               -               -

SEPTEMBER 30, 1994
United Kingdom                   170.1         3.8                 12.6              0.3             0.3             4.4
France                            51.4         1.1                    -                -               -               -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $50.1 million at September 30, 1995, a $25.6 million (33.8%) decrease from the year-end 1994 total of $75.7 million and a $44.4 million (47.0%) decrease from the September 30, 1994 total. The composition of nonperforming assets and past due loans is detailed below:

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                       SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                             1995             1994              1994
-----------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                 $ 7,781          $19,309           $11,518
  Foreign                                                                    4,525           17,789            15,865
                                                                           -------          -------           -------
Total Nonaccrual Loans                                                      12,306           37,098            27,383
                                                                           -------          -------           -------
Renegotiated Loans: (2)
  Domestic                                                                     152              189               288
  Foreign                                                                      134              298               267
                                                                           -------          -------           -------
Total Renegotiated Loans                                                       286              487               555
                                                                           -------          -------           -------
Other Real Estate Owned, Net:
  Domestic                                                                  36,069           49,703            44,068
  Foreign                                                                    1,469            7,208             3,695
                                                                           -------          -------           -------
Total Other Real Estate Owned, Net                                          37,538           56,911            47,763
                                                                           -------          -------           -------

Total Nonperforming Assets                                                 $50,130          $94,496           $75,701

PAST-DUE LOANS: (3)

  Domestic                                                                 $ 4,841          $ 1,782           $ 6,091
  Foreign                                                                        -                -                30
                                                                           -------          -------           -------
Total Past-Due Loans                                                       $ 4,841          $ 1,782           $ 6,121

[FN]
     (1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection.
     (2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not include $13.3 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.
     (3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

At September 30, 1995, nonaccrual loans, including both domestic and foreign, were $12.3 million, or .49% of total loans, compared with $27.4 million, or 1.1% of total loans, at year-end 1994 and $37.1 million, or 1.4% of total loans, at September 30, 1994. The decrease in nonaccrual loans during the first nine months of 1995 was due to paydowns and payoffs of $15.2 million, in addition to loans returning to accrual status of $2.6 million, charge-offs of $5.5 million and transfers to other real estate owned of $741 thousand. These reductions were partially offset by additions of $8.8 million and foreign exchange translation adjustments of $138 thousand. Of the $15.2 million in paydowns and payoffs during the first nine months of 1995, $7.4 million (48.5%) related to foreign nonaccrual loans and $7.8 million (51.5%) related to domestic nonaccrual loans. Renegotiated loans decreased $269 thousand during the first nine months of 1995, with paydowns and payoffs totaling $155 thousand, combined with transfers back to accrual status of $114 thousand. Nonaccrual and renegotiated real estate-commercial/construction loans, both foreign and domestic, totaled $3.5 million at September 30, 1995, or 28.2% of the total nonaccrual and renegotiated loans at September 30, 1995.

Other real estate owned, net of reserves, decreased to $37.5 million at September 30, 1995, from $47.8 million at December 31, 1994 and $56.9 million at September 30, 1994. The decrease during the first nine months of 1995 is the result of paydowns and sales of $8.0 million and net charge-offs of $3.1 million offset by foreign exchange translation adjustments of $59 thousand and transfers from nonaccrual loans of $741 thousand. At September 30, 1995, residential and commercial land composed 77% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.


OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1995

                                                                              GEOGRAPHIC LOCATION
                                             DISTRICT OF                                 UNITED
PROJECT TYPE (IN THOUSANDS)                   COLUMBIA      VIRGINIA      MARYLAND       KINGDOM        OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Land                                              $  -       $20,888       $ 8,009        $    -        $    -       $28,897
Single-Family Residential                          144           352           235             -             -           731
Office Buildings/Retail                              -           537         2,972           639         2,561         6,709
Multifamily Residential                              -           156             -             -             -           156
Warehouse Loans                                    215             -             -           830             -         1,045
                                                  ----       -------       -------        ------        ------       -------
Total Other Real Estate Owned, Net                $359       $21,933       $11,216        $1,469        $2,561       $37,538

[FN]
(1) - Balances are net of valuation reserves totaling $2.7 million.

Past due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $1.3 million during the first nine months of 1995 to $4.8 million, while increasing $3.1 million from September 30, 1994.

At September 30, 1995, the Corporation had identified approximately $10.5 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. As of the third quarter, these loans consisted entirely of domestic loans, primarily commercial and financial.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

In addition, the Corporation had $4.6 million in other potential problem assets at September 30, 1995. In December 1994, the Corporation purchased $10.0 million, par value, of Orange County, California, variable-rate one-year notes due in July and August 1995 (the "Notes"), which were purchased from the Corporation's proprietary RIMCO Monument Money Market Fund. Due to Orange
County's bankruptcy declaration on December 6, 1994, the Notes are on a nonaccrual basis and are carried at their estimated fair value. Interest on the Notes is current, but due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received. In August 1995, $5 million of the Notes, which were not part of the bankruptcy proceedings, matured and were paid off. On July 7, 1995 the Corporation accepted Orange County's offer to extend the maturity date of the remaining $5 million par value of the Notes, under similar terms and conditions, to June 30, 1996. These securities are classified in the securities available for sale portfolio at September 30, 1995.

The Corporation's banking subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $55.4 million, or 2.19% of total loans (net of premiums/discounts) at September 30, 1995, compared with $97.0 million, or 3.81% of total loans at December 31, 1994, and $95.8 million, or 3.67% of total loans, at September 30, 1994. The Corporation reduced the reserve for loan losses by $55.0 million in the third quarter of 1995, derived primarily from the improved quality of its loan portfolio. The coverage ratio was 440% at September 30, 1995, 347% at year-end 1994 and 255% at September 30, 1994. The increase in the coverage ratio during the periods was the result of decreases in total nonperforming loans during the periods.


DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.70 billion at September 30, 1995, increasing $100.0 million (2.8%) from the year-end 1994's deposit total and $154.2 million (4.3%) from the September 30, 1994 deposit total. The increase from the year earlier balance was due to increases in domestic time ($237.9 million) and foreign time deposits ($42.9 million), partially offset by declines in savings and NOW accounts and money market deposits ($163.2 million). The increase in domestic time deposits was partially due to a $70.9 million increase in the balance of time deposits with the U.S. Treasury at September 30, 1995. The remainder of the increase was due to several deposit initiatives implemented in the latter half of 1994, primarily targeting demand deposit and time deposit products.

Beginning in 1994 and continuing in 1995, the Corporation has been conducting a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has already sold or consolidated four retail branches as part of this analysis. The Corporation currently does not anticipate significant branch sales or consolidations, but the Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches, and is also searching for opportunities to establish new retail banking branches in strategic locations.

DEPOSITS

                                                                  SEPTEMBER 30,                        CHANGE
(IN THOUSANDS)                                                 1995          1994                 AMOUNT     PERCENT
--------------------------------------------------------------------------------------------------------------------
Demand Deposits                                             $  824,106    $  787,592            $ 36,514       4.6 %

Interest-Bearing Deposits:
     Savings and NOW Accounts                                  798,294       882,954             (84,660)     (9.6)
     Money Market Deposit Accounts                             945,372     1,023,895             (78,523)     (7.7)
     Time Deposits in Domestic Offices                         830,442       592,506             237,936      40.2
     Time Deposits in Foreign Offices                          304,559       261,653              42,906      16.4
                                                            ----------    ----------            --------      ------
Total Interest-Bearing Deposits                              2,878,667     2,761,008             117,659       4.3
                                                            ----------    ----------            --------      ------
Total Deposits                                              $3,702,773    $3,548,600            $154,173       4.3 %

                                    -21-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased $74.1 million (25.3%) during the first nine months of 1995 and declined $25.5 million (6.5%) from the year earlier balance. Short-term borrowings are an additional source of funds that the Corporation has established to meet certain asset/liability and daily cash management objectives. The Corporation's increase in short-term borrowings during the first nine months of 1995 was primarily due to a temporary increase in treasury, tax and loan balances in the third quarter.


SHORT-TERM BORROWINGS AND  LONG-TERM DEBT

                                                                      SEPTEMBER 30,                      CHANGE
(IN THOUSANDS)                                                     1995          1994               AMOUNT     PERCENT
-----------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and Repurchase Agreements                $100,534      $208,376           $(107,842)    (51.8)%
U.S. Treasury Notes and Other Borrowed Funds                      266,985       184,600              82,385      44.6 %
                                                                 --------      --------           ----------    -------
Total Short-Term Borrowings                                       367,519       392,976             (25,457)     (6.5)%

Floating-Rate Subordinated Capital Notes due 1996                  26,100        26,100                   -        -
Subordinated Debentures due 2009                                   66,525        66,525                   -        -
Subordinated Notes due 2006                                       125,000       125,000                   -        -
                                                                 --------      --------           ----------    -------
Total Long-Term Debt                                              217,625       217,625                   -        -
                                                                 --------      --------           ----------    -------
Total Short-Term Borrowings and Long-Term Debt                   $585,144      $610,601           $ (25,457)     (4.2)%



LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management"). At September 30, 1995, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.9 billion (39.6% of total assets). This compares with $1.6 billion (36.5%) at December 31, 1994, and $1.6 billion (35.7%) at September 30, 1994. The increase in total liquid assets and the percentage of liquid assets to total assets from September 30, 1994, was the result of cash inflows from the Corporation's deposit initiatives, combined with loan maturities. The Corporation expects liquid assets to remain at approximately the September 30, 1995 level for the foreseeable future.

The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits and other sources of funds, such as short-term borrowings and advances available from the Federal Home Loan Bank of Atlanta, which the Corporation became a member in June 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


INTEREST RATE RISK MANAGEMENT

The Corporation's asset/liability management function is controlled by the Asset/Liability Committee ("ALCO"), which is comprised of representatives who lead the major divisions within the Corporation. The objective of the group is to prudently manage the assets and liabilities of the Corporation to provide both an optimum and stable net interest margin while maintaining adequate levels of liquidity and capital. This approach entails the management of overall risk of the organization in conjunction with the acquisition and deployment of funds.

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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for an ensuing 12-month period under all of the scenarios described above. At September 30, 1995, the Corporation maintained a relatively balanced interest-rate risk position. This position would serve to insulate the Corporation against interest rates moving significantly in either direction.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at September 30, 1995 was $360.9 million, up $93.3 million from the year-end 1994 total and $89.7 million from September 30, 1994. The increase from year-end 1994 was the result of earnings totaling $74.8 million combined with a reduction in net unrealized losses in the Corporation's securities available for sale portfolio of $26.4 million, partially offset by dividends on preferred stock of $8.1 million. The increase in stockholders' equity over the preceding year is attributable to earnings during the period combined with a $17.6 million decrease in net unrealized losses in the Corporation's securities available for sale portfolio. These increases were offset by the repurchase of the Preferred Stock, Series A totaling $19.1 million in 1994.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 21.44% and 13.45%, respectively, at September 30, 1995, compared with 18.50% and 11.48% at December 31, 1994 and 17.86% and 11.05% at September 30, 1994, respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline-the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 7.81% at September 30, 1995, compared with leverage ratios of 6.42% and 6.30% at December 31, 1994 and September 30, 1994, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $1.7 million at September 30, 1995. The Corporation's equity to assets ratio, which does include these unrealized losses, increased approximately 160 basis points to 7.67% at September 30, 1995 compared to 6.05% and 6.07% at December 31, 1994, and September 30, 1994, respectively.

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

CAPITAL RATIOS

                                                      SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,      REQUIRED
                                                          1995            1994            1994           MINIMUMS
-----------------------------------------------------------------------------------------------------------------
RIGGS NATIONAL CORPORATION:
     Tier I                                                13.45%          11.48%          11.05%          4.00%
     Combined Tier I and Tier II                           21.44           18.50           17.86           8.00
     Leverage*                                              7.81            6.42            6.30           4.00

THE RIGGS NATIONAL BANK OF WASHINGTON, D.C.:
     Tier I                                                16.06           13.35           12.53           4.00
     Combined Tier I and Tier II                           17.32           14.64           13.82           8.00
     Leverage*                                              9.36            7.39            7.16           4.00

THE RIGGS NATIONAL BANK OF VIRGINIA:
     Tier I                                                18.41           18.18           18.45           4.00
     Combined Tier I and Tier II                           19.46           19.43           19.70           8.00
     Leverage*                                              9.48            9.74            9.62           4.00

THE RIGGS NATIONAL BANK OF MARYLAND:
     Tier I                                                12.80           13.21           12.97           4.00
     Combined Tier I and Tier II                           14.05           14.46           14.22           8.00
     Leverage*                                              7.21            7.33            6.80           4.00

[FN]
     * Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $38.2 million in the third quarter of 1995, decreasing $660 thousand from the second quarter of 1995 and $2.0 million from the third quarter of 1994. Net interest income on a tax-equivalent basis was $116.0 million for the first nine months of 1995, compared with $117.2 million for the same period in the prior year. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the third quarter of 1995 was 3.66% (see schedule on the following page), a decrease of 5 basis point from 3.71% for the second quarter of 1995 and 35 basis points from 4.01% for the third quarter of 1994. The net interest margin for the nine-month period ended September 30, 1995 was 3.76%, down 11 basis points from the 1994 level of 3.87%. With the rising rates in 1994, the Corporation's assets generally repriced faster than liabilities. However, the interest rate increases of 1994 abated during the first quarter of 1995. Thus during the first nine months of 1995, asset repricing has leveled, resulting initially in a leveling of the Corporation's net interest margin, and in the past two quarters, a movement downward in the net interest margin. The Corporation anticipates the net interest margin will continue at approximately its current level. The loan-to-deposit ratio stood at 68.4% at September 30, 1995, down slightly from the year-end 1994 ratio of 70.8%, the result of the aforementioned deposit increases. The ratio of average loans to average earning assets was 61.1% for the third quarter of 1995, compared with ratios of 60.7% and 65.2% for the second quarter of 1995 and the third quarter of 1994, respectively.

NET INTEREST INCOME CHANGES (1)

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                           SEPTEMBER 30, 1995 VS 1994                 SEPTEMBER 30, 1995 VS 1994
                                          DUE TO     DUE TO      TOTAL               DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                             RATE      VOLUME      CHANGE               RATE      VOLUME      CHANGE
-------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans (Including Fees)                 $ 4,194     $(1,627)   $ 2,567              $13,818    $(6,160)   $ 7,658
   Securities Available for Sale              216       1,100      1,316                5,029      1,442      6,471
   Securities Held-to-Maturity                979       1,937      2,916                4,802      2,294      7,096
   Time Deposits with Other Banks             641         596      1,237                2,141      1,935      4,076
   Federal Funds Sold and Reverse
    Repurchase Agreements                     716        (190)       526                3,045        509      3,554
                                          -------     --------   -------              -------    --------   -------
Total Interest Income                       6,746       1,816      8,562               28,835         20     28,855

Interest Expense:
   Savings and NOW Accounts                   374        (572)      (198)               1,640     (1,631)         9
   Money Market Deposit Accounts            2,101        (728)     1,373                6,730     (2,013)     4,717
   Time Deposits in Domestic Offices        4,080       1,191      5,271               11,918      1,985     13,903
   Time Deposits in Foreign Offices           660       1,591      2,251                1,969      3,849      5,818
   Federal Funds Purchased and
      Repurchase Agreements                   560         282        842                2,263      2,552      4,815
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                   149         796        945                1,356        373      1,729
   Long-Term Debt                              88           -         88                  446     (1,332)      (886)
                                          -------     --------   -------              -------    --------   -------
Total Interest Expense                      8,012       2,560     10,572               26,322      3,783     30,105
                                          -------     --------   -------              -------    --------   -------
Net Interest Income                       $(1,266)    $  (744)   $(2,010)             $ 2,513    $(3,763)   $(1,250)

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

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                               SEPTEMBER 30, 1995                  SEPTEMBER 30, 1994
(TAX-EQUIVALENT BASIS) (1)                                AVERAGE     INCOME/                  AVERAGE     INCOME/
(IN THOUSANDS)                                            BALANCE     EXPENSE     RATE         BALANCE     EXPENSE   RATE
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  392,738    $ 7,914      7.99 %     $  382,511   $ 6,559     6.80 %
   Commercial - Tax-Exempt                                  30,575      1,136     14.74           54,220     1,336     9.78
   Real Estate - Commercial/Construction                   328,865      7,886      9.51          335,890     7,533     8.90
   Residential Mortgage                                  1,308,967     23,490      7.12        1,337,217    23,344     6.93
   Home Equity                                             234,154      5,350      9.06          224,873     4,523     7.98
   Consumer                                                 76,123      2,344     12.22           76,073     2,257    11.77
   Foreign                                                 159,199      3,805      9.48          187,811     3,806     8.04
                                                        ----------    -------     -------     ----------   -------    -------
  Total Loans (Including Fees)                           2,530,621     51,925      8.14        2,598,595    49,358     7.54
                                                        ----------    -------     -------     ----------   -------    -------
  Securities Available for Sale (3)                        616,192      9,356      6.02          543,445     8,040     5.87
  Securities Held-to-Maturity                              558,943      8,739      6.20          429,018     5,823     5.38
  Time Deposits with Other Banks                           232,935      3,620      6.17          190,415     2,383     4.97
  Federal Funds Sold and Resale Agreements                 205,831      3,071      5.92          221,533     2,545     4.56
                                                        ----------    -------     -------     ----------   -------    -------
    Total Earning Assets and Average Rate Earned         4,144,522     76,711      7.34        3,983,006    68,149     6.79
                                                        ----------    -------     -------     ----------   -------    -------
  Less: Reserve for Loan Losses                            100,928                                94,234
  Cash and Due from Banks                                  198,515                               214,039
  Premises and Equipment, Net                              151,774                               154,996
  Other Assets                                             190,364                               183,702
                                                        ----------                            ----------
  Total Assets                                          $4,584,247                            $4,441,509

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  802,861    $ 4,766      2.36 %     $  901,508   $ 4,964     2.18 %
   Money Market Deposit Accounts                           941,195      8,259      3.48        1,044,066     6,886     2.62
   Time Deposits in Domestic Offices                       857,682     11,481      5.31          733,322     6,210     3.36
   Time Deposits in Foreign Offices                        333,056      5,076      6.05          223,079     2,825     5.02
                                                        ----------    -------     -------     ----------   -------    -------
  Total Interest-Bearing Deposits                        2,934,794     29,582      4.00        2,901,975    20,885     2.86
                                                        ----------    -------     -------     ----------   -------    -------
  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              179,601      2,720      6.01          157,922     1,878     4.72
   U.S. Treasury Notes and Other Borrowed Funds             98,290      1,418      5.72           41,247       473     4.55
   Long-Term Debt                                          217,625      4,788      8.73          217,627     4,700     8.57
                                                        ----------    -------     -------     ----------   -------    -------
    Total Interest-Bearing Funds and Average Rate Paid   3,430,310     38,508      4.45        3,318,771    27,936     3.34
                                                        ----------    -------     -------     ----------   -------    -------
  Demand Deposits                                          795,170                               793,098
  Other Liabilities                                         51,282                                43,101
  Stockholders' Equity                                     307,485                               286,539
                                                        ----------                            ----------
  Total Liabilities and Stockholders' Equity            $4,584,247                            $4,441,509

                                                                      _______     _______                  _______    _______
  NET INTEREST INCOME AND SPREAD                                      $38,203      2.89 %                  $40,213     3.45 %
                                                                                  -------                             -------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.66 %                              4.01 %

[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - Securities available for sale averages and rates are based on amortized costs.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1995                  SEPTEMBER 30, 1994
(TAX-EQUIVALENT BASIS) (1)                                AVERAGE     INCOME/                  AVERAGE     INCOME/
(IN THOUSANDS)                                            BALANCE     EXPENSE     RATE         BALANCE     EXPENSE   RATE
------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  396,146   $ 23,953      8.08 %     $  377,307  $ 17,614      6.24 %
   Commercial - Tax-Exempt                                  33,802      2,978     11.78           64,417     5,217     10.83
   Real Estate - Commercial/Construction                   324,663     23,438      9.65          360,347    22,319      8.28
   Residential Mortgage                                  1,320,641     70,673      7.15        1,297,947    68,891      7.10
   Home Equity                                             229,367     15,447      9.00          225,306    12,355      7.33
   Consumer                                                 74,450      6,732     12.09           75,725     6,721     11.87
   Foreign                                                 158,000     10,730      9.08          209,165    13,176      8.42
                                                        ----------   --------     -------     ----------  --------     -------
  Total Loans (Including Fees)                           2,537,069    153,951      8.11        2,610,214   146,293      7.49
                                                        ----------   --------     -------     ----------  --------     -------
  Securities Available for Sale (3)                        612,782     28,288      6.17          576,460    21,817      5.06
  Securities Held-to-Maturity                              537,636     24,308      6.04          478,909    17,212      4.81
  Time Deposits with Other Banks                           229,710     11,138      6.48          184,839     7,062      5.11
  Federal Funds Sold and Resale Agreements                 211,432      9,463      5.98          195,668     5,909      4.04
                                                        ----------   --------     -------     ----------  --------     -------
    Total Earning Assets and Average Rate Earned         4,128,629    227,148      7.36        4,046,090   198,293      6.55
                                                        ----------   --------     -------     ----------  --------     -------
  Less: Reserve for Loan Losses                             98,588                                90,279
  Cash and Due from Banks                                  201,192                               224,580
  Premises and Equipment, Net                              150,921                               157,801
  Other Assets                                             185,391                               184,975
                                                        ----------                            ----------
  Total Assets                                          $4,567,545                            $4,523,167

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  823,142   $ 14,473      2.35 %     $  921,916  $ 14,464      2.10 %
   Money Market Deposit Accounts                           951,667     24,272      3.41        1,052,167    19,555      2.48
   Time Deposits in Domestic Offices                       844,098     32,016      5.07          766,884    18,113      3.16
   Time Deposits in Foreign Offices                        308,302     14,081      6.11          218,782     8,263      5.05
                                                        ----------   --------     -------     ----------  --------     -------
  Total Interest-Bearing Deposits                        2,927,209     84,842      3.88        2,959,749    60,395      2.73
                                                        ----------   --------     -------     ----------  --------     -------
  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              182,634      8,285      6.07          115,722     3,470      4.01
   U.S. Treasury Notes and Other Borrowed Funds             84,876      3,643      5.74           72,406     1,914      3.53
   Long-Term Debt                                          217,625     14,399      8.85          237,901    15,285      8.59
                                                        ----------   --------     -------     ----------  --------     -------
    Total Interest-Bearing Funds and Average Rate Paid   3,412,344    111,169      4.36        3,385,778    81,064      3.20
                                                        ----------   --------     -------     ----------  --------     -------
  Demand Deposits                                          813,816                               803,387
  Other Liabilities                                         49,157                                46,515
  Stockholders' Equity                                     292,228                               287,487
                                                        ----------                            ----------
  Total Liabilities and Stockholders' Equity            $4,567,545                            $4,523,167

                                                                     ________     _______                 ________     _______
  NET INTEREST INCOME AND SPREAD                                     $115,979      3.00 %                 $117,229      3.35 %
                                                                                  -------                              -------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.76 %                               3.87 %

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME, CONTINUED

Interest income earned on nonaccrual and restructured loans totaled $363 thousand and $1.3 million for the nine months ended September 30, 1995 and 1994, respectively. Interest income that would have been earned under the original terms of these loans was $2.0 million and $5.6 million, respectively, which reduced the net interest margin by approximately 5 basis points in 1995 and approximately 14 basis points in 1994.

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS  (1)

                                                                                              NINE MONTHS ENDED
(IN THOUSANDS)                                                                               SEPTEMBER 30, 1995
---------------------------------------------------------------------------------------------------------------
Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                                                      $  923
   Foreign Loans                                                                                        1,032
  Renegotiated Loans                                                                                       75
                                                                                                       ------
Total                                                                                                  $2,030

Actual Interest Income Recognized:
  Nonaccrual Loans:
   Domestic Loans                                                                                      $  182
   Foreign Loans                                                                                          181
  Renegotiated Loans                                                                                        -
                                                                                                       ------
Total                                                                                                  $  363

[FN]
(1)- For loans on nonaccrual and a renegotiated status at September 30, 1995, the table shows total interest income at original terms and actual income recognized for the nine months ended September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME

Noninterest income for the third quarter of 1995 was $18.3 million, comparable to the second quarter of 1995 and down $448 thousand from the $18.8 million total for the third quarter of 1994. The decrease in noninterest income between the third quarter of 1995 and the prior year's period was due to decreases in service charges of $1.1 million and international fee income of $391 thousand. The decrease in service charges was due to decreases in transaction-based deposit accounts between the periods, while the decrease in international fees was attributed to the loss of $515 thousand in fee income from three foreign subsidiaries sold in the third quarter of 1994. These decreases were offset by a $951 thousand increase in trust income stemming primarily from increased revenue from the Corporation's personal trust and mutual fund operations.

Noninterest income decreased $13.4 million when comparing the first nine months of 1995 to the same period in 1994. This decrease was due to two nonrecurring items in 1994, combined with reductions in service charges and securities gains. The nonrecurring items were a $4.7 million insurance gain recorded in the first quarter of 1994 and the loss of income totaling $5.6 million from the previously mentioned sale of certain foreign subsidiaries. Service charges for the nine-month periods were down $2.5 million, the result of reduced balances in transaction-based deposit accounts, as securities gains decreased $1.2 million between the periods.

NONINTEREST INCOME

                                         THREE                                          NINE
                                     MONTHS ENDED                                   MONTHS ENDED
                                     SEPTEMBER 30,            CHANGE                SEPTEMBER 30,            CHANGE
(IN THOUSANDS)                      1995      1994      AMOUNT    PERCENT          1995       1994     AMOUNT     PERCENT
-------------------------------------------------------------------------------------------------------------------------
Service Charges                   $ 8,509    $ 9,628   $(1,119)    (11.6)%       $25,616    $28,133  $ (2,517)     (8.9)%
Trust Income                        7,518      6,567       951      14.5          21,489     21,562       (73)     (0.3)
International Noncredit
     Commissions and Fees             209        600      (391)    (65.2)            598      5,315    (4,717)    (88.7)
Gain on Settlement of Mortgage
     Insurance Claims                   -          -         -        -                -      4,739    (4,739)   (100.0)
Foreign Exchange Income               561        597       (36)     (6.0)          1,692      1,731       (39)     (2.3)
Other Noninterest Income            1,393      1,401        (8)     (0.6)          5,085      5,222      (137)     (2.6)
                                  -------    -------   --------    -------       -------    -------  ---------   --------
Noninterest Income Excluding
     Securities Gains, Net         18,190     18,793      (603)     (3.2)         54,480     66,702   (12,222)    (18.3)
Securities Gains, Net                 155          -       155       -               201      1,424    (1,223)    (85.9)
                                  -------    -------   --------    -------       -------    -------  ---------   --------
Total Noninterest Income          $18,345    $18,793   $  (448)     (2.4)%       $54,681    $68,126  $(13,445)    (19.7)%


NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1995 was $54.0 million, an increase of $7.1 million when compared with the second quarter of 1995 and $6.2 million when compared with the third quarter of 1994. The increase from the second quarter of 1995 was primarily due to nonrecurring accruals of $4.4 million for occupancy related expenses and $1.2 million for reorganization and severance related expenses. Increased other real estate owned expense, up $3.4 million, also contributed to the increase; the result of $2.5 million in writedowns recorded in the current quarter compared to $889 thousand in net gains in the previous quarter. Offsetting these increases was a $2.0 million decrease in deposit insurance premiums during the current quarter, which resulted from a $2.1 million refund received from the FDIC. Of the $2.1 million refund received, approximately $1.6 million related to the current quarter's premium and $500 thousand related to the first half of 1995. Effective this quarter, insurance rates have reduced from a range of $.23 to $.26 per $100 in deposits insured to a range of $.04 to $.07 per $100 in deposits insured. This reduction is expected to generate approximately $6 million in annual deposit insurance savings. The $6.2 million increase in noninterest expense from the third quarter of 1994 was due to trends similar to the items detailed above, as the $5.6 million in nonrecurring accruals combined with a $4.7 million increase in other real estate owned expense were offset by reductions in deposit insurance premiums and other noninterest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST EXPENSE, CONTINUED

The reorganization and severance related accrual detailed above was provided for upcoming expenditures for several efficiency initiatives implemented in the third quarter. The Corporation has identified certain areas within its organizational structure to consolidate functions and/or reduce staff positions. Management expects the reorganization initiatives to be completed in the fourth quarter of 1995, generating approximately $8 million in compensation-based savings in 1996. The occupancy accrual was recorded to provide for several occupancy initiatives currently undertaken, including the new technology center to be completed in mid-year 1996, as well as the marketing of office space to third parties that is currently vacant or that may become available from the previously discussed reorganization initiatives. Management expects the occupancy initiatives to generate approximately $6.0 million in occupancy related expense savings in 1996, with greater improvements expected in 1997 and thereafter.

Noninterest expense decreased $2.9 million when comparing the first nine months of 1995 to the same period in 1994. This decrease was primarily due to the decrease in deposit insurance premiums of $3.2 million, reductions in furniture and equipment expense totaling $1.2 million and a decrease in other noninterest expense of $5.4 million. These decreases were offset by the previously mentioned $4.4 million accrual for occupancy efficiency programs, combined with a $1.7 million increase in other real estate owned expenses and a $2.1 million restructuring reversal recorded in 1994.


NONINTEREST EXPENSE

                                          THREE                                           NINE
                                       MONTHS ENDED                                   MONTHS ENDED
                                       SEPTEMBER 30,           CHANGE                 SEPTEMBER 30,             CHANGE
(IN THOUSANDS)                        1995       1994    AMOUNT     PERCENT         1995        1994      AMOUNT     PERCENT
----------------------------------------------------------------------------------------------------------------------------
Salaries and Wages                  $17,649   $15,970    $ 1,679      10.5 %      $ 49,803   $ 48,851    $   952       1.9 %
Pensions and Other Employee
   Benefits                           3,828     3,263        565      17.3          12,348     13,113       (765)     (5.8)
                                    -------   -------    -------     -------      --------   --------    --------    -------
Total Staff Expense                  21,477    19,233      2,244      11.7          62,151     61,964        187       0.3
                                    -------   -------    -------     -------      --------   --------    --------    -------
Occupancy, Net                       10,101     6,414      3,687      57.5          21,307     18,003      3,304      18.4
Data Processing Services              4,334     3,981        353       8.9          12,718     12,647         71       0.6
Furniture and Equipment               1,886     2,163       (277)    (12.8)          5,920      7,111     (1,191)    (16.7)
FDIC Insurance                           29     2,370     (2,341)    (98.8)          4,012      7,233     (3,221)    (44.5)
Advertising and Public Relations      1,303     1,438       (135)     (9.4)          3,964      4,365       (401)     (9.2)
Other Real Estate Owned Expense
   (Income), Net                      2,503    (2,160)     4,663    (215.9)            530     (1,154)     1,684    (145.9)
Restructuring Expense                     -         -          -         -              -      (2,059)     2,059    (100.0)
Other Noninterest Expense            12,361    14,336     (1,975)    (13.8)         37,413     42,808     (5,395)    (12.6)
                                    -------   -------    -------     -------      --------   --------    --------    -------
Total Noninterest Expense           $53,994   $47,775    $ 6,219      13.0 %      $148,015   $150,918    $(2,903)     (1.9)%


TAXES

The Corporation's provision for income taxes includes federal, state and foreign income taxes. Income tax expense totaling $64 thousand was recognized for the quarter ended September 30, 1995, compared with $171 thousand for the quarter ended September 30, 1994. Income tax expense totaling $255 thousand, compared with income tax benefits of $392 thousand, was recognized for the nine-month periods ended September 30, 1995 and 1994, respectively. The 1995 tax provision was less than the statutory rate because of the Corporation's ability to carryforward net operating losses.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits
               --------
               None


        (b)    Reports on Form 8-K
               -------------------
               On September 28, 1995, the Corporation filed a Form 8-K announcing it had been notified by the Federal Reserve Bank of Richmond (the "Federal Reserve") that the Federal Reserve had terminated the Memorandum of Understanding under which the Corporation had been operating since May 14, 1993.






                                       SIGNATURES
                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




             Date:     November 6, 1995                /s/ Timothy C. Coughlin
                       ----------------                -----------------------
                                                          Timothy C. Coughlin
                                                             President







             Date:     November 6, 1995                   /s/ John L. Davis
                       ----------------                ------------------------
                                                           John L. Davis
                                                       Chief Financial Officer
                                                        (Principal Financial and
                                                          Accounting Officer)