Form 10-K
period 1995-12-31
RIGGS NATIONAL CORP
filed 1996-03-29
CIK 350847

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                          Commission File Number 0-9756

                            RIGGS NATIONAL CORPORATION
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Delaware                                      52-1217953
    ------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

 1503 PENNSYLVANIA AVENUE, N. W., WASHINGTON, D. C.            20005
 --------------------------------------------------            -----
     (Address of principal executive offices)                (Zip Code)

                                (202) 835-6000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 -----------------------------------------
      None                                            None

           Securities Registered Pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 -----------------------------------------
Common Stock, par value                OTC, NASDAQ National Market System
   $2.50 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

     Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of February 29, 1996, was $237,496,018.

     The number of shares outstanding of the registrant's common stock, as of March 27, 1996, was 30,293,464.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders are incorporated by reference, except for Items 402 (k) and
 (l) of Regulation S-K, in Parts I and III of this Annual Report.

                                FORM 10-K INDEX



                           PART I                                       Page(s)

Item 1--Business                                                             3
Item 2--Properties                                                           5
Item 3--Legal Proceedings                                                    5
Item 4--Submission of Matters to a Vote of Security Holders                  5


                           PART II

Item 5--Market for Registrant's Common Equity and
          and Related Stockholder Matters                                    6
Item 6--Selected Financial Data                                              6
Item 7--Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7
Item 8--Financial Statements and Supplementary Data                         27
Item 9--Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          63


                            PART III

Item 10--Directors and Executive Officers of the Registrant             (A),63
Item 11--Executive Compensation                                             65
Item 12--Security Ownership of Certain Beneficial Owners and Management     65
Item 13--Certain Relationships and Related Transactions                     65


                             PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K   66



(A) Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders are incorporated by reference, except for Items 402
     (k) and (l) of Regulation S-K, in Parts I and III of this Annual Report.
                                      -2-

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


THE RIGGS NATIONAL BANK OF WASHINGTON, D.C.

The Corporation's principal subsidiary is The Riggs National Bank of Washington, D.C. ("Riggs-Washington"), a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs-Washington had assets of $4.1 billion, deposits of $3.4 billion, and stockholder's equity of $399.1 million at December 31, 1995.

        Riggs-Washington operates 32 branches and an investment advisory subsidiary in Washington, D.C., commercial banks in London, England, an Edge Act subsidiary in Miami, Florida, branch offices in London, England and Nassau, Bahamas, and a Bahamian bank and trust company. At December 31, 1995, Riggs-Washington and its subsidiaries had 1,428 full-time equivalent employees. As part of an additional efficiency enhancement, The Riggs National Bank of Virginia and The Riggs National Bank of Maryland will be merged with Riggs-Washington during 1996.

        As a commercial bank, Riggs-Washington provides a wide array of financial services to customers in the Washington, D.C., Metropolitan area, throughout the United States and internationally.

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

        Riggs-Washington's Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts. Additionally, the Retail Banking Group provides 24-hour banking services through its telebanking operations and a network of Riggs' automated teller machines ("ATMs") as well as national and regional ATM networks.

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


RIGGS AP BANK LIMITED

Riggs AP Bank Limited ("Riggs AP"), a merchant bank located in London, England is a wholly owned subsidiary of Riggs-Washington. Riggs AP provides traditional corporate banking services, commercial property financing, investment banking services and trade finance. At December 31, 1995, Riggs AP had total assets of $202.3 million representing 4.3% of the Corporation's total assets and had loans of $124.6 million, or 67.8% of the Corporation's total foreign loans and 4.9% of total loans.
                                      -3-

THE RIGGS NATIONAL BANK OF VIRGINIA

The Riggs National Bank of Virginia ("Riggs-Virginia") is a nationally chartered full-service commercial bank. At December 31, 1995, Riggs-Virginia had assets of $382.1 million, deposits of $338.9 million and stockholder's equity of $36.9 million. Riggs-Virginia's 16 branches are located in Northern Virginia. At December 31, 1995, Riggs-Virginia had 98 full-time equivalent employees.
As part of an additional efficiency enhancement, Riggs-Virginia will be merged with Riggs-Washington during 1996.


THE RIGGS NATIONAL BANK OF MARYLAND

The Riggs National Bank of Maryland ("Riggs-Maryland") is a nationally chartered full-service commercial bank. At December 31, 1995, Riggs-Maryland had assets of $224.4 million, deposits of $199.0 million, and stockholder's equity of $16.1 million. Riggs-Maryland's nine branches are all located in Montgomery and Prince Georges counties, Maryland. At December 31, 1995, Riggs-Maryland had 48 full-time equivalent employees. As part of an additional efficiency enhancement, Riggs-Maryland will be merged with Riggs-Washington during 1996.


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

        Under Federal Deposit Insurance Corporation ("FDIC")regulations, the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is assigned to one of the following "supervisory subgroups": "healthy"; "supervisory concern"; or "substantial supervisory concern."

        The OCC must take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The OCC has established levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized," and "critically undercapitalized." The following table details the minimum capital levels for each category:


CAPITAL CATEGORY


                                            Combined                            Tangible
                      Tier I             Tier I and II            Leverage       Equity
==============================================================================================

Ratios:

Well
Capitalized           6% or above           10% or above         5% or above           N/A

Adequately
Capitalized           4% or above           8% or above          4% or above           N/A

Under-
Capitalized           Less than 4%          Less than 8%         Less than 4%          N/A

Significantly
Undercapitalized      Less than 3%          Less than 6%         Less than 3%          N/A

Critically
Undercapitalized          N/A                   N/A                  N/A           2% or less




        Beyond the minimum capital levels, well capitalized institutions may not be subject to any order or written directive to meet and maintain a specific capital level.

        Each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements, and qualifies, at a minimum, as "well capitalized." The applicable federal bank regulator for a depository institution may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification may be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A summary of applicable regulatory capital ratios and the minimums required by the OCC under its capital guidelines for Riggs-Washington, Riggs-Virginia and Riggs-Maryland, on a historical basis, are shown in the "Notes to Consolidated Financial Statements--Note 10."

        A depository institution may not make any capital distribution (including payment of a dividend) or pay any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans.

        The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the Interstate Act authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the

Interstate Act and May 31, 1997. The Interstate Act further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

        In August 1995, the FDIC revised its regulations on insurance assessments to establish a revised assessment rate schedule of 4 to 31 cents per $100 of deposits in replacement of the then existing schedule of 23 to 31 cents per $100 of deposits for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). The revised BIF schedule became effective on June 1, 1995. Assessments collected at the previous assessment schedule that exceeded the amount due under the revised schedule were refunded, including interest, from the effective date of the revised schedule. As a result, the Corporation received a $2.1 million refund in the third quarter of 1995. In November 1995, the FDIC further reduced the rate structure for BIF by 4 cents per $100 of deposits, effective January 1996. As a result, the highest-rated institutions will pay only the statutory annual minimum rate of $2,000 for FDIC insurance. The deposits of institutions insured by the Savings Association Insurance Fund ("SAIF") will continue paying premiums on a risk-related basis of 23 to 31 cents per $100 of deposits. Various legislative proposals regarding the future of the BIF and the SAIF have been reported recently, including a one-time special assessment for SAIF deposits. The Corporation does not know when and if any such proposal or any other related proposal may be adopted. See "Management's Discussion and Analysis--Noninterest Expense" for further details on FDIC premiums.

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


ITEM 2.
PROPERTIES

The Corporation owns properties located in Washington, D.C. which house its executive offices, 13 of its branches and certain operational units of Riggs-Washington. The Corporation also owns an office building and a residential property in London, England, and leases various properties in Washington, D.C.; London, England; Miami, Florida; Northern Virginia; Maryland; and Paris, France.


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


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1995.

     Information required by this Item for Executive Officers of the Registrant is included in Item 10--"Directors and Executive Officers of the Registrant" which is incorporated herein by reference.

                                     PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of Riggs National Corporation is traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: "RIGS."

        A history of the Corporation's stock prices and dividends can be found under "Quarterly Stock Information" on Page 61 of this Form 10-K.

        As of December 31, 1995, there were 3,236 stockholders of record.

        Other information required by this item is set forth in the "Notes to Consolidated Financial Statements--Notes 10 and 11" on Pages 47 and 48, respectively, of this Form 10-K.



ITEM 6.
FINANCIAL REVIEW


SELECTED FINANCIAL DATA

(In thousands, except per share amounts)    1995       1994       1993      1992      1991
==============================================================================================

Interest Income                           $298,799   $266,005   $256,951   $327,540   $474,815
Interest Expense                           147,821    112,723    122,130    189,604    319,719
==============================================================================================
Net Interest Income                        150,978    153,282    134,821    137,936    155,096

Less:  Provision for Loan Losses           (55,000)     6,300     69,290     52,067     43,655
==============================================================================================

Net Interest Income after
   Provision for Loan Losses               205,978    146,982     65,531     85,869    111,441
Noninterest Income Excluding
   Securities Gains, Net                    73,493     85,298     88,509     96,200     92,961
Securities Gains, Net                          511        226     24,141     34,213     13,692
Provision for Losses on
   Accelerated Disposition of Real
   Estate Assets                                --         --         --         --     49,800
Noninterest Expense                        191,834    199,020    266,752    238,403    240,371
==============================================================================================

Income (Loss) before Taxes and
   Extraordinary Item                       88,148     33,486    (88,571)   (22,121)   (72,077)
Applicable Income Tax Expense
        (Benefit)                              346       (533)     5,640     (1,069)    (6,130)
==============================================================================================

Income (Loss) before Extraordinary
   Item, Net of Taxes                       87,802     34,019    (94,211)   (21,052)   (65,947)
Extraordinary Item - Gain on
   Purchase of Debt, Net of Taxes               --         --         --         --      2,486
----------------------------------------------------------------------------------------------

Net Income (Loss)                         $ 87,802   $ 34,019  $ (94,211) $ (21,052) $ (63,461)

Less:  Dividends on Preferred Stock         10,750     12,124      1,434        358         --
==============================================================================================

Net Income (Loss) Available for
   Common Stock                           $ 77,052   $ 21,895  $ (95,645)   (21,410) $ (63,461)

EARNINGS (LOSS) PER COMMON SHARE:

Income (Loss) before Extraordinary
   Item, Net of Taxes                     $   2.54  $     .72  $   (3.65) $    (.87) $   (4.79)
Extraordinary Item - Gain on
    Purchase of Debt, Net of Taxes              --         --         --         --        .18
==============================================================================================

Earnings (Loss) Per Common Share          $   2.54  $     .72  $   (3.65) $    (.87)$   (4.61)
==============================================================================================

Dividends Declared Per Common Share /1/   $     --  $      --  $      --  $      --  $    .05

[FN]

/1/ In addition, a cash dividend of $.15 per common share applicable to the fourth quarter of 1990 was declared on January 22, 1991, and paid on February 15, 1991.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

In 1995, Riggs National Corporation ("the Corporation") achieved record earnings with total net income of $87.8 million. By comparison, the Corporation had net earnings of $34.0 million in 1994 and a net loss of $94.2 million in 1993. Earnings per common share for 1995 and 1994 were $2.54 and $.72, respectively, compared with a loss per common share of $3.65 in 1993. Earnings for 1995 reflect a $55.0 million reduction in the reserve for loan losses in the third quarter of 1995, as continued improvement in credit quality resulted in the recording of this reserve reversal. Net interest income was a significant component of earnings in 1995, totaling $151.0 million, a slight decrease of $2.3 million from the prior year's total.

    Generally, the Corporation's assets will reprice faster than its liabilities. With the seven consecutive interest rate increases by the Federal Reserve in 1994, the Corporation initially experienced an increase in its net interest margin. As the interest rate increases abated in 1995, combined with the upward repricing of the liabilities portfolio, the net interest margin leveled in the first half of 1995 and then declined in the second half of 1995. During the year, the Corporation had a 102 basis point increase in the cost of funds, with the net interest margin decreasing from 3.89% at December 31, 1994 to 3.74% at December 31, 1995. Offsetting the increase in the cost of funds during 1995 was a $69.7 million increase in net earning assets over interest-bearing liabilities, an improvement from continued reductions in nonperforming and other noninterest-earning assets.

    Key measurements of profitability included the Corporation's net income to average total assets, net income to average stockholders' equity and the net interest margin. Net income to average total assets was 1.92% for 1995, compared with ratios of 0.76% and negative 1.91% for 1994 and 1993, respectively. Net income to average stockholders' equity was 28.25% for 1995 and 12.01% for 1994, compared with a negative ratio for 1993. The net interest margin for 1995 was 3.74%, down from a high of 3.89% in 1994, but an increase of 51 basis points from 3.23% in 1993.

    Also affecting 1995 results was a decrease in noninterest expense of $7.2 million (3.6%) along with a decline of $11.5 million (13.5%) in noninterest income. Noninterest expense totals for 1995 included nonrecurring expenses of $4.4 million related to occupancy initiatives and $1.2 million for reorganization and severance-related costs. Noninterest expense totals for 1994 included a $2.1 million restructuring expense reversal. Adjusting for these items, noninterest expense actually decreased by $14.8 million (7.4%) between the years.

    The reorganization and severance-related expenses recorded in 1995 were related to several efficiency initiatives implemented in the third quarter. The Corporation had identified certain areas within its organizational structure to consolidate functions and/or reduce staff positions. The reorganization initiatives were completed in the fourth quarter of 1995 and are expected to generate approximately $8 million in compensation-based savings in 1996.

    The occupancy expenses were the result of several initiatives currently undertaken, including the new technology center to be completed in mid-year 1996, as well as the marketing of office space to third parties that is currently vacant or that may become available from the previously discussed reorganization initiatives. Management expects the occupancy initiatives to generate approximately $6 million in savings in 1996, with greater improvements expected in 1997 and thereafter.

    The decline in noninterest income was partially attributed to the lost noninterest income from certain foreign subsidiaries sold in 1994 and a $4.7 million gain recorded in 1994 from the settlement of mortgage insurance claims in the United Kingdom.

    On September 28, 1995, the Corporation was notified by the Federal Reserve Bank of Richmond that the Memorandum of Understanding dated May 14, 1993, was terminated effective immediately. The now terminated Memorandum of Understanding was the result of regulatory concern over financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. This termination ended all operating agreements between the Corporation and its banking regulators.
                                      -7-

EARNING ASSETS


MONEY MARKET ASSETS

Short-term instruments, such as time deposits with other banks, federal funds sold and resale agreements, represent alternatives for the Corporation for the deployment of excess funds. These investments are lower-yielding assets that are highly interest-rate sensitive. Funds available for short-term investments generally are a function of daily movements in the Corporation's securities, loans and deposit portfolios, combined with the Corporation's overall interest-rate risk and asset/liability strategy. At December 31, 1995, total money market assets increased by $266.2 million (68.6%) when compared with year-end 1994, the result of fund inflows from the deposit portfolio. The total average of time deposits with other banks and federal funds sold and resale agreements increased from $377.4 million in 1994 to $462.5 million in 1995.


SECURITIES

The securities portfolio consists of securities held-to-maturity and securities available for sale that are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 1, "Summary of Significant Accounting Polices" and Note 2, "Securities"). The aggregate securities portfolio declined $71.4 million (6.9%) from a balance of $1.04 billion at year-end 1994 to $970.0 million at year-end 1995. The decrease in securities from 1994 was mainly due to aggregate maturities during 1995 of $632.7 million, the majority of which were reinvested into securities during the year. The weighted-average maturity and yield for securities available for sale adjusted for anticipated prepayments were approximately three years and 6.10%, respectively, at December 31, 1995. The securities portfolio is part of management's asset/liability strategy and is a function of short and long-term investments by the Corporation relative to its interest-bearing liabilities outstanding.

    At December 31, 1995, the aggregate securities portfolio was comprised entirely of securities available for sale, which totaled $970.0 million. The increase in this portfolio and the offsetting decrease in the held-to-maturity portfolio was primarily the result of transferring $446.1 million (book value) in securities held-to-maturity to the available for sale portfolio in December 1995. This transfer was made in accordance with accounting guidance provided by the Financial Accounting Standards Board, allowing a reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115 (see Note 1, "Summary of Significant Accounting Policies"). Securities available for sale were primarily mortgage-backed, U.S. Treasury and government agencies securities. Securities available for sale may be sold in response to changes in interest rates, risk characteristics and other factors as part of the Corporation's asset/liability strategy (see "Interest-Rate Risk Management").


MATURITIES OF SECURITIES AVAILABLE FOR SALE
DECEMBER 31, 1995


                                               Gross       Gross     Book/
                                 Amortized   Unrealized  Unrealized  Market
(In thousands)                     Cost        Gains       Losses    Value
===============================================================================

U.S. Treasury Securities:
        Due within 1 year         $  90,470   $    168   $    111   $ 90,527
        Due after 1 year but
           within 5 years           201,044      2,207         --    203,251
Government Agencies Securities:
        Due after 1 year but
           within 5 years           252,687      2,143         --    254,830
Obligations of States and
   Political Subdivisions:/1/
        Due within 1 year             3,800        900         --      4,700
Mortgage-Backed Securities:
        Due after 1 year but
           within 5 years           303,076        629         22    303,683
        Due after 5 years but
           within 10 years           59,133         --        216     58,917
        Due after 10 years           25,692         25         --     25,717
Other Securities:
        Due within 1 year             8,707         --         --      8,707
        Due after 1 years but
           within 5 years            19,674         --         --     19,674
============================================================================
Total Securities Available
   for Sale                       $ 964,283   $  6,072   $    349   $970,006

[FN]

/1/ The securities within the category of "Obligations of States and Political Subdivisions" are on a nonaccrual basis as of December 31, 1995. All contractual payments to date have been received. See "Past Due and Potential Problem Loans/Assets."
                                      -8-

LOANS

Loans, net of premiums, discounts and deferred fees totaled $2.57 billion at December 31, 1995, an increase of $22.0 million, or 0.9%, from the prior year. Over the past few years, the quality and overall risk level of the portfolio has improved as a result of adjustments to its composition, combined with the Corporation's comprehensive underwriting and review policies. During the year, the Corporation focused its efforts on new loan production in the commercial and financial, residential mortgage and home equity portfolios. This strategy coincided with the improvement in the local economy, particularly in the areas of employment and small to mid-sized commercial business.

YEAR-END LOANS


                                                                  December 31,
                                         ==========================================================
(In thousands)                               1995        1994         1993        1992        1991
=======================================================================================================

Domestic:
  Commercial and Financial               $  400,379  $  400,660  $  412,006  $  369,885  $  532,143
  Real Estate-Commercial/
    Construction                            326,965     323,835     388,442     533,685     619,298
  Residential Mortgage                    1,286,256   1,317,169   1,149,363     529,382     725,337
  Home Equity                               251,798     220,910     234,049     273,586     321,690
  Consumer                                   77,804      75,887      82,819     107,382     158,872
===================================================================================================

Total Domestic                            2,343,202   2,338,461   2,266,679   1,813,920   2,357,340

Foreign:
  Governments and Official
    Institutions                             30,849      26,013      28,113      29,319      27,377
  Banks and Other Financial
    Institutions                              6,570      11,517      14,999      24,734      28,481
  Commercial and Industrial
    and Commercial Property                 170,971     146,153     192,770     291,496     581,499
  Other                                      15,761      20,875      19,514      25,948      23,886
===================================================================================================
Total Foreign                               224,151     204,558     255,396     371,497     661,243
===================================================================================================

Total Loans                               2,567,353   2,543,019   2,522,075   2,185,417   3,018,583

Less:  Unearned Discount
        (Unamortized Premium) and
        Net Deferred Fees                    (4,606)     (6,905)     (6,058)      4,360      12,116
===================================================================================================

Total Loans, Net of Unearned
    Discount (Unamortized
    Premium) and Net
    Deferred Fees                         2,571,959   2,549,924   2,528,133   2,181,057   3,006,467
Less:  Reserve for
         Loan Losses                         56,546      97,039      86,513      84,155     103,674
---------------------------------------------------------------------------------------------------

Total Net Loans                          $2,515,413  $2,452,885  $2,441,620  $2,096,902  $2,902,793

The commercial loan portfolio totaled $400.4 million at year-end 1995, level with the prior year balance, with originations totaling $213.8 million, or 53.4% of the 1994 year-end portfolio balance. There were no individual borrowers or industries representing more than a 10% share of the total loan portfolio.

    New residential mortgage loans in 1995 totaled $77.1 million, which was offset by paydowns and payoffs during the year resulting in a decrease of less than 3% in the portfolio. Of the $77.1 million residential loans originated in 1995, $53.9 million (70%) were fixed-rate loans, with the remainder being adjustable-rate loans. The majority of these loans were originated in the Washington, D.C., Metropolitan area. This contrasts to the loans added in late 1993 and early 1994, which were predominately purchases of loans originated by others, with properties located throughout the United States. The combination of these factors has resulted in a residential loan portfolio that is geographically disbursed, yet has approximately 70% of the residential portfolio, or 35% of the total loan portfolio, in the Washington, D.C., Metropolitan area, with no other region having larger than a 10% concentration of the total loan portfolio.

    The home equity portfolio increased $30.9 million, or 14% in 1995, the result of several new products introduced in 1994 and 1995. Originations in 1995 totaled $82.9 million. This growth was partially offset by payoffs and paydowns during the year.

     Activity within the foreign, consumer and real estate-commercial/ construction portfolios has either remained flat or had a movement upward, as the Corporation had limited new lending in these portfolios. Future new loans within these portfolios will be selective, as the Corporation anticipates limited investment opportunities within the markets in the quarters ahead.
                                      -9-

REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
DECEMBER 31, 1995


                                                              Geographic Location
                                      ===============================================================
                                       District of                       United
(In thousands)                          Columbia   Virginia   Maryland   Kingdom     Other      Total
=========================================================================================================

Land Acquisition and
  Construction
  Development                          $ 31,913   $ 14,253   $  8,289     $   --    $   --   $ 54,455
Multifamily
  Residential                            19,166      7,113      5,382         --        --     31,661

Commercial:
  Office Buildings                       49,097     40,085     25,471         --     2,284    116,937
  Shopping Centers                       11,828     35,421     16,631         --        --     63,880
  Hotels                                  4,545      5,405         --         --        --      9,950
  Industrial/Warehouse                    2,283     11,566      7,743         --        --     21,592
  Churches                               10,342      1,614      7,076         --        --     19,032
  Other                                   3,582      4,612      1,194         --        70      9,458
=====================================================================================================
Total Commercial                         81,677     98,703     58,115         --     2,354    240,849
=====================================================================================================

Total Domestic Real
  Estate-Commercial/
  Construction Loans                    132,756    120,069     71,786         --     2,354    326,965
Foreign                                      --         --         --    101,645        --    101,645
-----------------------------------------------------------------------------------------------------

Total Real Estate-
  Commercial/
  Construction Loans                   $132,756   $120,069   $ 71,786   $101,645  $  2,354   $428,610



YEAR-END MATURITIES AND RATE SENSITIVITY


                                                                       December 31, 1995
                                                     ================================================
                                                        Less Than                 Over
(In thousands)                                           1 Year/1/   1-5 Years   5 Years      Total
=========================================================================================================

Maturities:
  Commercial and Financial                           $  159,667    $  145,189 $   95,523   $  400,379
  Real Estate-Commercial/
     Construction                                       101,185       182,084     43,696      326,965
  Residential Mortgage                                   19,373        63,201  1,203,682    1,286,256
  Home Equity                                           156,609            --     95,189      251,798
  Consumer                                               40,182        31,283      6,338       77,804
  Foreign                                               187,368        22,969     13,814      224,151
-----------------------------------------------------------------------------------------------------

Total                                                $  664,384    $  444,726 $1,458,242   $2,567,353

Rate Sensitivity:
  With Fixed Interest Rates                          $  183,820    $  334,946 $1,093,974   $1,612,740
  With Floating and
     Adjustable Interest Rates                          480,564       109,780    364,268      954,613
-----------------------------------------------------------------------------------------------------

Total                                                $  664,384    $  444,726 $1,458,242   $2,567,353

[FN]
/1/ Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.
                                      -10-

CROSS-BORDER OUTSTANDINGS

The Corporation extends credit to borrowers domiciled outside of the United States through several of its banking subsidiaries. These assets may be impacted by changing economic conditions in their respective countries. Management routinely reviews these credits and continually monitors the international economic climate and assesses the impact of these changes on foreign domiciled borrowers.

    Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments, accrued interest and other monetary assets, which are denominated in U.S. dollars or other nonlocal currencies. In addition, cross-border outstandings include legally enforceable guarantees issued on behalf of nonlocal third parties and local currency outstandings to the extent they are not funded by local currency borrowings. Cross-border outstandings are then reduced by tangible liquid collateral and any legally enforceable guarantees issued by nonlocal third parties on behalf of the respective country.

    At December 31, 1995, the Corporation had no cross-border outstandings exceeding 1% of total assets to countries experiencing difficulties in repaying their external debt.

    At December 31, 1995, the United Kingdom was the only country with cross-border outstandings in excess of 1% of the Corporation's total assets that had loans in either a nonperforming, past-due or problem loan status. Nonaccrual loans in the United Kingdom totaled $1.7 million at December 31, 1995, compared with $10.6 million at December 31, 1994. Past-due loans in the United Kingdom totaled $36 thousand at December 31, 1995, with no potential problems loans outstanding. In 1994, the United Kingdom did not have any past-due loans and had $4.3 million in potential problem loans outstanding.

    At December 31, 1995, 1994, and 1993, the Corporation did not have any cross-border outstandings between .75% and 1% of its total assets.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1%
OF TOTAL ASSETS


                                 Governments    Banks and     Commercial
                                and Official Other Financial      and
(In thousands)                  Institutions  Institutions    Industrial      Other        Total
=====================================================================================================

As of December 31, 1995
United Kingdom                   $    242      $ 22,090      $133,336       $ 25,199     $180,867
=================================================================================================

As of December 31, 1994
United Kingdom                        257        57,715        84,725          6,704      149,401
France                             36,105        25,011             3            --        61,119
=================================================================================================

As of December 31, 1993
United Kingdom                        765        29,235       154,660          2,170      186,830
=================================================================================================




CROSS-BORDER OUTSTANDINGS THAT EXCEED 1%
OF TOTAL ASSETS WITH NONPERFORMING OR PAST-DUE LOANS

                                                                               Total
                                               Nonaccrual    Renegotiated  Nonperforming   Past-Due
(In thousands)                                    Loans          Loans         Loans         Loans
=======================================================================================================

As of December 31, 1995
United Kingdom                                 $  1,714         $    --      $  1,714     $     36
===================================================================================================

As of December 31, 1994
United Kingdom                                   10,634             267        10,901           --
France                                               --              --            --           --
===================================================================================================

As of December 31, 1993
United Kingdom                                   37,696             834        38,530            4
===================================================================================================

                                      -11-

ASSET QUALITY


NONPERFORMING ASSET SUMMARY

Nonperforming assets, which include nonaccrual loans, renegotiated loans, and other real estate owned (net of reserves), totaled $45.9 million at year-end 1995, a $29.8 million (39.3%) decrease from the year-end 1994 total of $75.7 million. This significant decrease in nonperforming assets during 1995 was attributable to sales and paydowns of $30.0 million, nonaccrual and renegotiated loans returning to accrual status of $3.7 million, and net charge-offs/writedowns of $10.4 million, which were partially offset by exchange rate fluctuations of $111 thousand, combined with net additions in 1995 of $14.2 million.

        Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Impaired loans are generally defined as nonaccrual loans, excluding large groups of smaller-balance loans (with similar collateral characteristics), which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. The adoption of SFAS No. 114 was not material to the Corporation's consolidated financial statements or results from operations. All impaired loans are included in the table below and are further discussed in Note 3, "Loans and Reserve for Loan Losses."


NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                 December 31,
                                         =========================================================
(In thousands)                                1995       1994        1993        1992        1991
======================================================================================================

Nonperforming Assets:
Nonaccrual Loans:/1/
  Domestic                               $    7,542   $   11,518   $ 85,075   $152,812    $151,114
  Foreign                                     1,784       15,865     45,099     52,613      78,855
==================================================================================================
Total Nonaccrual Loans                        9,326       27,383    130,174    205,425     229,969

Renegotiated Loans:/2/
  Domestic                                    3,410          288     29,465     11,806          --
  Foreign                                        --          267        834       --            --
==================================================================================================
Total Renegotiated Loans                      3,410          555     30,299     11,806          --

Real Estate Assets Subject to
  Accelerated Disposition, Net                   --           --         --         --      89,389

Other Real Estate Owned, Net:
  Domestic                                    32,627       44,068     45,049     62,810      7,542
  Foreign                                        570        3,695      7,754     26,579      4,211
==================================================================================================
Total Other Real Estate Owned, Net            33,197       47,763     52,803     89,389     11,753
==================================================================================================

Total Nonperforming Assets, Net           $   45,933   $   75,701   $213,276   $306,620   $331,111

Past-Due Loans:/3/
  Domestic                                $    5,423   $    6,091   $  3,315   $  1,369   $  2,743
  Foreign                                         36           30          4         55        790
==================================================================================================
Total Past-Due Loans                      $    5,459   $    6,121   $  3,319   $  1,424   $  3,533

Total Loans, Net of Unearned Discount
  (Unamortized Premium) and
  Net Deferred Fees                       $2,571,959   $2,549,924 $2,528,133 $2,181,057 $3,006,467

Ratio of Nonaccrual Loans to
  Total Loans                                    .36%        1.07%      5.15%      9.42%      7.65%
Ratio of Nonperforming Assets to
  Total Loans and Other Real Estate
  Owned, Net                                    1.76%        2.91%      8.26%     13.50%     10.97%

[FN]
/1/ Loans (other than consumer) that are contractually past due 90 days or more in either principal or interest that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

/2/ Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with SFAS No. 15. Renegotiated loans do not include $11.2 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market-rate loans are no longer included in nonperforming asset totals.

/3/ Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.
                                      -12-

NONACCRUAL AND RENEGOTIATED LOANS

At December 31, 1995, nonaccrual loans were $9.3 million, or 0.4% of total loans, compared with $27.4 million, or 1.1% of total loans, at December 31, 1994. Loans (other than consumer) are placed on nonaccrual status when, in management's opinion, there is doubt as to the ability to collect either interest or principal, or when interest or principal is 90 days or more past due and the loan is not well-secured and in the process of collection. Consumer loans are generally charged off when they become 120 days past due. The $18.1 million reduction in nonaccrual loans during 1995 was due primarily to sales and repayments of $17.5 million, nonaccrual loans returning to accrual status of $3.6 million, charge-offs of $6.8 million and transfers of nonaccrual loans to other real estate owned of $.7 million. These decreases were partially offset by net additions to nonaccrual loans and an increase in foreign exchange translation adjustments, totaling $10.4 million and $.1 million, respectively.

    Renegotiated loans totaled $3.4 million at December 31, 1995, compared with $555 thousand at year-end 1994. Renegotiated loans generally consisted of real estate-commercial/construction loans that were renegotiated to provide a reduction or deferral of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans increased $2.9 million in 1995, the result of two residential development loans totaling $3.3 million that were restructured in the fourth quarter.


PAST-DUE AND POTENTIAL PROBLEM LOANS/ASSETS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and on which the Corporation is accruing interest. Past-due loans decreased $662 thousand in 1995 to $5.5 million.

    At December 31, 1995, the Corporation had identified approximately $8.1 million in potential problem loans. These loans are currently performing, but management believes that they have certain attributes that may lead to nonaccrual or past-due status in the foreseeable future. These loans primarily consist of $5.0 million in real estate-commercial/construction loans and $2.5 million in residential mortgage loans.

    In addition, the Corporation had $4.7 million in other potential problem assets at December 31, 1995. In December 1994, the Corporation purchased $10 million, par value, of Orange County, California, variable-rate one-year notes due in July and August 1995 (the "Notes"), from the Corporation's proprietary RIMCO Monument Money Market Fund. Due to Orange County's bankruptcy declaration on December 6, 1994, the Notes are on a nonaccrual basis and are carried at their estimated fair value. Interest on the Notes is current, but due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received. In August 1995, $5 million of the Notes, which were not part of the bankruptcy proceedings, matured and were paid off. On July 7, 1995, the Corporation accepted Orange County's offer to extend the maturity date of the remaining Notes, under similar terms and conditions, to June 30, 1996. These securities are classified in the securities available for sale portfolio at December 31, 1995.


INTEREST INCOME ON NONACCRUAL AND
RENEGOTIATED LOANS


                                                                  December 31,
                                            =======================================================
(In thousands)                                1995        1994        1993        1992        1991
=======================================================================================================

Interest Income at Original Terms:
  Nonaccrual Loans--
    Domestic                                $ 1,230     $ 3,571     $10,639     $15,155     $19,033
    Foreign                                   1,156       2,476       5,601       3,325       7,741
  Renegotiated Loans                             54         444       1,845         296          --
---------------------------------------------------------------------------------------------------
Total                                       $ 2,440     $ 6,491     $18,085     $18,776     $26,774

Actual Interest Income Recognized:
  Nonaccrual Loans--
    Domestic Loans                          $   214     $   458     $ 1,506     $ 5,345     $ 2,823
    Foreign Loans                               186       1,075       2,128         116       1,139
  Renegotiated Loans                             --          --         346          94          --
---------------------------------------------------------------------------------------------------
Total                                       $   400     $ 1,533     $ 3,980     $ 5,555     $ 3,962

                                      -13-

PROVISION AND RESERVE FOR LOAN LOSSES

The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the reserve for loan losses at a level adequate to absorb estimated losses inherent in the loan portfolio. The Corporation determines the appropriate balance of the reserve for loan losses based upon an analysis of risk factors that includes: primary source of repayment on individual loans and groups of similar loans, liquidity and financial condition of the borrowers and guarantors, historical charge-offs/writedowns within loan categories, general economic conditions and other factors existing at the determination date. The loan portfolio is continually monitored by management to identify loans requiring particular attention. On a quarterly basis, the Loan Loss Reserve Committee evaluates the adequacy of the reserve for loan losses and the Board of Directors reviews management's determination of the reserves. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation.

    Based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors, the reserve for loan losses was reduced by $55.0 million in the third quarter of 1995. As a result, the provision for loan losses amounted to a negative $55.0 million for 1995, compared to a positive provision of $6.3 million for the prior year. Approximately $41.8 million of the reversal in 1995 related to domestic loans and $13.2 million related to foreign loans.

    The reserve for loan losses was $56.5 million, or 2.20% of total loans, at December 31, 1995, compared with $97.0 million or 3.81% of total loans, at December 31, 1994. Net recoveries for 1995 totaled $14.5 million compared with $3.0 million for 1994. Total net recoveries for 1995 consisted of $10.7 million from domestic real estate-commercial/construction and $2.3 million from foreign loans compared with $2.0 million and $1.8 million, respectively, for 1994. The Corporation's coverage ratio (reserves for loan losses divided by the sum of nonaccrual and renegotiated loans) was 444% at year-end 1995, compared with 347% at year-end 1994. The increase in the coverage ratio was impacted by the 66% decrease in nonaccrual loans, partially offset by the $55.0 million loan loss reserve reversal in 1995.

    The estimated allocation of the reserve for loan losses is shown on the following page. Reserve for loan loss allocations represent management's assessment of existing conditions and risk factors within these categories.


RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)


(In thousands)                                1995        1994        1993        1992        1991
=======================================================================================================

Balance, January 1                         $ 97,039    $ 86,513    $ 84,155    $103,674    $108,887

Provision for Loan Losses                   (55,000)      6,300      69,290      52,067      43,655

Loans Charged Off:
  Commercial and Financial                      243         593       4,703       3,192       7,457
  Real Estate-Commercial/Construction           697       6,800      41,170      31,528      27,576
  Residential Mortgage                           --         409          96         215          25
  Home Equity                                   438          98         201         453         450
  Consumer                                      906       1,511       1,864       2,745       3,864
  Foreign                                     6,106       3,219      31,400      35,575      13,172
===================================================================================================
Total Loans Charged Off                       8,390      12,630      79,434      73,708      52,544
===================================================================================================
Recoveries on Charged-Off Loans:
  Commercial and Financial                    2,084         695         527         616       1,033
  Real Estate-Commercial/Construction        11,408       8,847       6,699       3,172          --
  Residential Mortgage                           84         136         145          15          14
  Home Equity                                   114           4          --          --          26
  Consumer                                      838         942         938       1,231         908
  Foreign                                     8,400       5,034       4,712         279       1,678
===================================================================================================
Total Recoveries on Charged-Off Loans        22,928      15,658      13,021       5,313       3,659
===================================================================================================
Net Charge-Offs (Recoveries)                (14,538)     (3,028)     66,413      68,395      48,885

Foreign Exchange Translation Adjustments        (31)      1,198        (519)     (3,191)         17
---------------------------------------------------------------------------------------------------
Balance, December 31                       $ 56,546    $ 97,039    $ 86,513    $ 84,155    $103,674

Ratio of Net Charge-Offs (Recoveries) to
   Average Loans                               (.57)%      (.12)%      3.04 %      2.66 %      1.43 %
Ratio of Reserve for Loan Losses
   to Total Loans                              2.20 %      3.81 %      3.42 %      3.86 %      3.45 %

                                      -14-

ALLOCATION OF THE RESERVE FOR LOAN LOSSES

(In thousands)                                1995        1994        1993        1992        1991
=======================================================================================================

Commercial and Financial                   $  9,334    $ 11,658    $  8,836    $  7,775    $  6,459
Real Estate-Residential and Commercial/
   Construction                               9,543      11,988      29,544      41,699      46,633
Home Equity and Consumer                      2,717       6,178       2,905       3,658       2,323
Foreign                                       5,030      11,981      19,651      25,266      31,434
Based on Qualitative Factors                 29,922      55,234      25,577       5,757      16,825
---------------------------------------------------------------------------------------------------

Balance, December 31                       $ 56,546    $ 97,039    $ 86,513    $ 84,155    $103,674


DISTRIBUTION OF YEAR-END LOANS

(In thousands)                                1995        1994        1993        1992        1991
====================================================================================================

Commercial and Financial                        15.6%       15.8%      16.3%        17.0%       17.6%
Real Estate-Residential and Commercial/
   Construction                                 62.9        64.5       61.0         48.6        44.6
Home Equity and Consumer                        12.8        11.7       12.6         17.4        15.9
Foreign                                          8.7         8.0       10.1         17.0        21.9
----------------------------------------------------------------------------------------------------

Balance, December 31                           100.0%      100.0%     100.0%       100.0%      100.0%


OTHER REAL ESTATE OWNED, NET

Other real estate owned decreased 30.5% to $33.2 million at December 31, 1995, from $47.8 million at December 31, 1994. The decrease resulted from sales and repayments of $12.3 million and $3.0 million in writedowns offset by net additions of $.7 million during the period. Loans are transferred to other real estate owned when collateral securing the loans is acquired, or deemed to be acquired, through foreclosure.

     At December 31, 1995, residential and commercial land composed 87% of other real estate owned, with the remainder of the portfolio consisting of office, industrial, retail and other types of properties. Except for $.6 million of properties located in the United Kingdom, the remaining other real estate owned properties were located in the Washington, D.C., Metropolitan area at year-end 1995.

OTHER REAL ESTATE OWNED, NET
GEOGRAPHIC DISTRIBUTION BY TYPE
DECEMBER 31, 1995

                                                                   Geographic Location
                                                       ================================================
                                                       District of                     United
(In thousands)                                          Columbia   Virginia  Maryland  Kingdom    Total
=======================================================================================================

Land                                                    $    --   $20,777   $ 8,009   $    --   $28,786
Single-Family Residential                                   143       123        25        --       291
Multifamily Residential                                      --       156        --        --       156
Office Buildings/Retail                                      --       206     2,972       501     3,679
Industrial/Warehouse                                        215        --        --        70       285
-------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                      $   358   $21,262   $11,006   $   571   $33,197

                                      -15-

DEPOSITS

Total deposits at December 31, 1995, were $3.89 billion, compared with $3.60 billion at year-end 1994, an increase of $282.4 million, or 7.8%. In addition to this growth, the composition of the portfolio significantly changed. Domestic and foreign time deposits increased by $265.7 million, or 29.2%, as the Corporation's customers took advantage of increases in short-term interest rates experienced over the past 18 months. The increase in domestic time deposits was due, in part, to a $108.9 million increase in the balance of time deposits with the U.S. Treasury. Total noninterest-bearing deposits increased $83.9 million, or 10.1% in 1995. These increases were contrasted by comparable decreases in money-market, savings and NOW accounts totaling $67.2 million, or 3.6% in 1995.

    Average domestic deposits were $3.41 billion for 1995, down $64.2 million, or 1.9%, from an average of $3.47 billion for 1994. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.40 billion, a decline of $58.4 million, or 1.7% from 1994's average balance of $3.45 billion. Average foreign deposits increased $82.2 million, to $339.6 million, primarily the result of increased deposits in the Nassau, Bahamas subsidiary.

    Since 1994 the Corporation has been conducting a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has sold or consolidated five retail branches as part of this analysis and does not anticipate any significant future branch sales or consolidations. The Corporation is actively seeking enhancements to existing branches to attract new customers and to improve service quality and overall profitability of its branches. The Corporation is also searching for opportunities to establish new retail banking branches in strategic locations.

    In 1995, the retail banking group formed a marketing team to explore the current and future prospects of electronic banking for retail banking customers. Retail banking advertising and product information have been established on a local-area, on-line service and completion of the Internet Home Page is anticipated by mid-year 1996. This development group is also analyzing opportunities for home banking within the Corporation's market and the numerous delivery configurations available. This research is ongoing, and management expects to complete this project and to formalize delivery methodologies for home banking within the next 12 to 18 months.


AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS

                                                   1995                  1994                  1993
                                            ==================    ==================    ==================
                                             Average              Average               Average
(In thousands)                               Balances    Rates    Balances     Rates    Balances    Rates
==============================================================================================================

Deposits in Domestic Offices:
  Noninterest-Bearing Demand Deposits      $  807,295            $  786,153            $  818,142
  Savings and NOW Accounts                    811,344      2.34%    903,756     2.15%     921,801     2.11%
  Money Market Deposits                       940,501      3.43   1,029,548     2.59    1,157,883     2.47
  Other Core Deposits                         836,530      5.11     734,592     3.35      820,235     3.23
==========================================================================================================
Total Average Core Deposits                 3,395,670             3,454,049             3,718,061
  Negotiable Certificates of Deposit            9,819      5.88      15,669     3.83       25,657     6.61
==========================================================================================================
Total Average Deposits in Domestic Offices  3,405,489             3,469,718             3,743,718

Deposits in Foreign Offices:/1/
  Noninterest-Bearing Demand Deposits           9,468                11,496                13,337
  Interest-Bearing Bank Deposits               48,903      7.40      47,039     9.85      131,283    10.54
  Negotiable Certificates of Deposit               --                    --       --       17,182     6.42
  Interest-Bearing Non-Bank Deposits          281,253      5.62     198,844     3.83      318,446     3.13
==========================================================================================================
Total Average Deposits in Foreign Offices     339,624               257,379               480,248
----------------------------------------------------------------------------------------------------------
Total Average Deposits                     $3,745,113            $3,727,097            $4,223,966

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements                  $  174,923      5.98% $  150,678     4.56%  $  164,899     2.77%
  U.S. Treasury Demand Notes and Other
    Short-Term Borrowings                      73,694      5.70      61,058     3.71       67,731     2.79
----------------------------------------------------------------------------------------------------------
Total Average Short-Term Borrowings        $  248,617            $  211,736            $  232,630

[FN]
/1/ The majority of interest-bearing deposits in foreign offices are denominated in amounts of $100 thousand or more.
                                      -16-

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and repurchase agreements, U.S. Treasury demand notes and other borrowed funds. These short-term obligations are an additional source of funds the Corporation established to meet certain asset/liability and daily cash management objectives. Short-term borrowings decreased $92.0 million (31.3%) to $201.5 million at December 31, 1995 compared with $293.4 million at year-end 1994. Average short-term borrowings for 1995 totaled $248.6 million, up from 1994's average of $211.7 million. The increase in the average balance during 1995 was primarily due to average increases in treasury, tax and loan balances in 1995, which were a temporary source of funds for the Corporation. See Note 8, "Borrowings," for additional information.


LONG-TERM DEBT

Long-term debt totaled $217.6 million at December 31, 1995 and 1994. Included in these long-term obligations were floating-rate subordinated notes maturing in 1996, which totaled $26.1 million at year-end 1995. These subordinated notes had an interest rate of 5.88% at December 31, 1995, a decrease of 68 basis points from year-end 1994.

    Also included in long-term debt were subordinated debentures of $66.5 million due in 2009 and subordinated notes of $125.0 million due in 2006. The subordinated debentures due in 2009 bear a fixed rate of interest of 9.65% per annum, and the notes due 2006 bear a fixed rate of interest of 8.50% per annum. The Corporation's long-term debt is discussed more fully in Note 8, "Borrowings."


INTEREST-RATE RISK MANAGEMENT

The Corporation's asset/liability management function is controlled by the Asset/Liability Committee ("ALCO"), which is comprised of representatives who lead the major divisions within the Corporation. The objective of the group is to prudently manage the assets and liabilities of the Corporation to provide both an optimum and stable net interest margin while maintaining adequate levels of liquidity and capital. This approach entails the management of overall risk of the organization, in conjunction with the acquisition and deployment of funds. ALCO monitors and modifies exposure to changes in interest rates based upon its view of current and prospective market and economic conditions. The traditional measurement of an organization's exposure to interest-rate fluctuations, such as interest sensitivity, entails a "static gap" measurement, which portrays a snapshot of the statement of condition at one point in time. However, this methodology does not adequately measure the Corporation's exposure to interest-rate risk. The statement of condition must be viewed within a dynamic framework in which relationships may vary over time in virtually every segment of the financial statement.

    The Corporation manages interest-rate risk through the use of a simulation model, allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon, assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for an ensuing 12-month period under the "most likely" scenario described above. While the Corporation maintained a relatively balanced interest-rate risk position at year-end 1994, the position became more liability sensitive as of December 31, 1995. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At December 31, 1995, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would reflect a change in net interest income of less than 2% over an initial 12-month period, and only 3% over the entire 36-month horizon -- well below the established tolerance levels set by the Corporation.

    In managing the Corporation's interest-rate risk, ALCO also utilizes financial derivatives in the normal course of business. These products might include interest-rate swaps, caps, collars, floors, futures, and options. Financial derivatives are employed to assist in the management and/or reduction of interest-rate risk for the Corporation and can effectively alter the interest sensitivity of segments of the statement of condition for specified periods of time. All of these vehicles are considered "off-balance sheet" as they do not impact the actual level of assets or liabilities of the Corporation.

    Management finds that all of the methodologies discussed above provide a meaningful representation of the Corporation's interest-rate sensitivity, though factors other than changes in the interest-rate environment, such as levels of nonearning assets and changes in the composition of earning assets, may impact net interest income. Management believes its current rate sensitivity level is appropriate, considering the Corporation's economic outlook and conservative approach taken in the review and monitoring of the Corporation's sensitivity position.
                                      -17-

CAPITAL RESOURCES

A fundamental objective of management is to maintain a level of capitalization that is sufficient to take advantage of favorable investment opportunities and to promote depositor and investor confidence. In addition, the current economic and regulatory climate places an increased emphasis on capital strength and the ability of the Corporation to withstand unfavorable economic and/or business losses. The Corporation's management monitors its capital levels monthly in relation to financial forecasts for the year, as well as, internal and external policies. The Corporation continues to maintain a strong capital position with one of the highest capital levels relative to other banks in the country.

    Total stockholders' equity at December 31, 1995 was $376.7 million, or 7.96% of total assets, up $109.0 million from year-end 1994. The increase from year-end 1994 was the result of earnings totaling $87.8 million combined with a change in net unrealized gains/losses in the securities available for sale portfolio from a $28.1 million loss at December 31, 1994, to a gain of $3.8 million at year-end 1995. These increases were offset by dividends on preferred stock of $10.8 million.

    The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies. The guidelines define a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less goodwill and other adjustments. Tier II Capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments and derivatives, are also applied a risk weight after conversion to balance sheet equivalent amounts. Bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier
II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 21.62% and 13.57%, respectively, at December 31, 1995, compared with 18.50% and 11.48%, respectively, at December 31, 1994.

    The Federal Reserve Board has established an additional capital adequacy guideline, the leverage ratio, as amended by the Prompt Corrective Action regulations promulgated under FDICIA, which measures the ratio of Tier I Capital to quarterly average assets. The minimum leverage ratio guideline is three percent for the most highly rated bank holding companies. Those that are not in the most highly rated category, including the Corporation, must maintain at least a minimum ratio of 4.00% or higher, if determined necessary by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Corporation's leverage ratio was 8.03% at December 31, 1995, compared with a leverage ratio of 6.42% at the prior year-end.

    The Corporation's policy is to ensure that its bank subsidiaries are capitalized in accordance with regulatory guidelines. The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency ("OCC"), which are the same as those for the Federal Reserve Board. The following table details the actual and required minimum ratios for the Corporation and its insured bank subsidiaries.

CAPITAL RATIOS

                                                                        December 31,
                                                                       =============        Required
                                                                       1995     1994        Minimums
========================================================================================================

Riggs National Corporation
  Tier I                                                               13.57%   11.48%          4.00%
  Combined Tier I and Tier II                                          21.62    18.50           8.00
  Leverage/1/                                                           8.03     6.42           4.00
The Riggs National Bank of Washington, D. C.
  Tier I                                                               16.34    13.35           4.00
  Combined Tier I and Tier II                                          17.61    14.64           8.00
  Leverage/1/                                                           9.71     7.39           4.00
The Riggs National Bank of Virginia
  Tier I                                                               18.72    18.18           4.00
  Combined Tier I and Tier II                                          19.75    19.43           8.00
  Leverage/1/                                                           9.66     9.74           4.00
The Riggs National Bank of Maryland
  Tier I                                                               12.55    13.21           4.00
  Combined Tier I and Tier II                                          13.79    14.46           8.00
  Leverage/1/                                                           7.30     7.33           4.00

[FN]
/1/ Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board. The Federal Reserve has not indicated a requirement higher than 4.00% at December 31, 1995.
                                      -18-

NET INTEREST INCOME

Net interest income is derived by subtracting the cost of funds from the income received on earning assets. Earning assets are mainly comprised of loans and securities, while interest-bearing liabilities are deposits and borrowed funds. Net interest income is impacted by variations in the volume and mix of these assets and liabilities, as well as fluctuations in interest rates. Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest), totaled $154.3 million for 1995, a decrease of $2.4 million, or 1.52% from $156.7 million in 1994. The Corporation experienced a sizable increase during 1995 in average interest-earnings assets, totaling $90.3 million and an increase of 65 basis points in the average rate earned. Average loans remained level during the period as the majority of the increase in average balances occurred in the securities portfolio, which increased over $63.6 million in 1995. The Corporation also had a $20.6 million increase in average interest-bearing liabilities that was mostly due to the increase in average borrowed funds. Thus, the Corporation had a favorable net increase in average interest-earning assets over interest-bearing liabilities of $69.7 million. This positive movement, however, was overshadowed by a 102 basis point increase in the average rate paid on interest-bearing liabilities between 1995 and the prior year. Generally, the Corporation's assets will reprice faster than its liabilities. With the seven consecutive interest rate increases by the Federal Reserve in 1994, the Corporation initially experienced an increase in its net interest margin. As the interest rate increases abated in 1995, combined with the upward repricing of the liabilities portfolio, the net interest margin leveled in the first half of 1995 and then declined in the second half of 1995.

        The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 3.74% for 1995, a decrease of 15 basis points from the 3.89% net interest margin for 1994 because of the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread (the difference between the average tax-equivalent rate earned and the average rate incurred on interest-bearing liabilities) for 1995 was 2.97%, a 37 basis-point decline from 1994's spread of 3.34%. Interest lost on nonaccrual and renegotiated loans totaled $2.0 million for 1995, which had the effect of reducing the net interest margin by approximately five basis points for the year. In 1994, interest lost totaled $5.0 million and had the effect of reducing the net interest margin in that year by approximately 12 basis points.


NET INTEREST INCOME CHANGES/1/

                                                    1995 Versus 1994              1994 Versus 1993
                                               =========================     =========================
                                               Due to    Due to    Total     Due to    Due to    Total
(In thousands)                                  Rate     Volume   Change      Rate     Volume   Change
=======================================================================================================

Interest Income:
  Loans (Including Fees)                     $ 15,285  $ (6,504)$  8,781   $  7,786 $ 26,275   $ 34,061
  Securities Available for Sale                 4,681     2,950    7,631      8,461      663      9,124
  Securities Held-to-Maturity                   5,435       589    6,024     (6,054) (13,713)   (19,767)
  Time Deposits with Other Banks                2,305     1,728    4,033      1,075   (9,792)    (8,717)
  Federal Funds Sold and
    Reverse Repurchase Agreements               3,502     2,748    6,250      4,477  (11,382)    (6,905)
=======================================================================================================

Total Interest Income                          31,208     1,511   32,719     15,745   (7,949)     7,796

Interest Expense:
  Savings and NOW Accounts                      1,702    (1,921)    (219)       340     (406)       (66)
  Money Market Deposit Accounts                 8,154    (2,583)   5,571      1,283   (3,346)    (2,063)
  Time Deposits in Domestic Offices            13,897     3,640   17,537        907   (3,265)    (2,358)
  Time Deposits in Foreign Offices              2,921     4,619    7,540     (2,197) (10,853)   (13,050)
  Federal Funds Purchased and
    Repurchase Agreements                       2,362     1,223    3,585      2,729     (424)     2,305
  U.S. Treasury Demand Notes and
    Other Borrowings                            1,397       538    1,935        580     (199)       381
  Long-Term Debt                                  481    (1,332)    (851)     4,019    1,425      5,444
=======================================================================================================

Total Interest Expense                         30,914     4,184   35,098      7,661  (17,068)    (9,407)
-------------------------------------------------------------------------------------------------------

Net Interest Income                          $    294  $ (2,673)$ (2,379)  $  8,084 $  9,119   $ 17,203

[FN]
/1/ The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% for 1995, 34% for 1994 and 1993, and local tax rates as applicable.
                                      -19-

THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES/1/

                                              1995                          1994                         1993
                                   ==========================   ===========================   ===========================
                                    Average  Income/  Yields/    Average   Income/  Yields/    Average   Income/  Yields/
(In thousands)                     Balances  Expense   Rates    Balances  Expense    Rates    Balances   Expense   Rates
=============================================================================================================================

ASSETS
Loans:
  Commercial-Taxable             $   399,098 $ 32,126   8.05% $  381,721 $ 24,734    6.48%  $  279,484  $ 18,921   6.77%
  Commercial-Tax-Exempt               33,601    3,797  11.30      61,233    6,547   10.69       83,773     7,686   9.17
  Real Estate-Commercial/
    Construction                     325,987   31,375   9.62     353,006   30,575    8.66      454,657    30,544   6.72
  Residential Mortgage             1,310,249   93,179   7.11   1,303,327   92,164    7.07      692,707    53,353   7.70
  Home Equity                        237,438   21,457   9.04     225,117   17,037    7.57      261,870    18,079   6.90
  Consumer                            75,874    9,135  12.04      75,663    8,957   11.84       90,255    10,938  12.12
  Foreign                            160,907   14,610   9.08     201,457   16,884    8.38      319,070    23,316   7.31
========================================================================================================================
Total Loans (Including Fees)       2,543,154  205,679   8.09   2,601,524  196,898    7.57    2,181,816   162,837   7.46

Securities Available for Sale/2/     634,198   38,750   6.11     582,076   31,119    5.35      565,447    21,995   3.89
Securities Held-to-Maturity          482,164   29,461   6.10     470,690   23,437    4.98      709,845    43,204   6.09
Time Deposits with Other Banks       219,967   13,819   6.28     189,425    9,786    5.17      379,755    18,503   4.87
Federal Funds Sold and
  Reverse Repurchase Agreements      242,534   14,389   5.93     187,955    8,139    4.33      483,044    15,044   3.11
========================================================================================================================
Total Earning Assets and
  Average Rate Earned              4,122,017  302,098   7.33   4,031,670  269,379    6.68    4,319,907   261,583   6.06

Less:  Reserve for Loan Losses        87,894                      92,258                        85,450
Cash and Due from Banks              203,327                     219,609                       287,912
Premises and Equipment, Net          151,372                     156,525                       168,227
Other Assets                         184,329                     185,031                       244,453
========================================================================================================================

Total Assets                      $4,573,151                  $4,500,577                    $4,935,049


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-Bearing Deposits:
  Savings and NOW Accounts        $  822,666 $ 19,293   2.35% $  908,582 $ 19,512    2.15%  $  926,363 $  19,578   2.11%
  Money Market Deposit Accounts      949,501   32,518   3.42   1,042,664   26,947    2.58    1,176,873    29,010   2.47
  Time Deposits in Domestic Offices  846,356   43,353   5.12     750,258   25,816    3.44      845,892    28,174   3.33
  Time Deposits in Foreign Offices   309,832   18,822   6.07     227,943   11,282    4.95      443,359    24,332   5.49
========================================================================================================================
Total Interest-Bearing Deposits    2,928,355  113,986   3.89   2,929,447   83,557    2.85    3,392,487   101,094   2.98

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements            174,923   10,456   5.98     150,678    6,871    4.56      164,899     4,566   2.77
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings       73,694    4,203   5.70      61,058    2,268    3.71       67,731     1,887   2.79
Long-Term Debt                       217,625   19,176   8.81     232,790   20,027    8.60      213,325    14,583   6.84
========================================================================================================================
Total Interest-Bearing Funds
  and Average Rate Incurred        3,394,597  147,821   4.36   3,373,973  112,723    3.34    3,838,442   122,130   3.18

Demand Deposits                      816,758                     797,650                       831,479
Other Liabilities                     50,952                      45,699                        45,215
Stockholders' Equity                 310,844                     283,255                       219,913
========================================================================================================================

Total Liabilities and
  Stockholders' Equity            $4,573,151                  $4,500,577                    $4,935,049

Net Interest Income and Spread               $154,277   2.97%            $156,656    3.34%              $139,453   2.88%
========================================================================================================================
Net Interest Margin on
  Earning Assets                                        3.74%                        3.89%                         3.23%

[FN]
/1/ Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% for 1995, 34% for 1994 and 1993, and local tax rates as applicable. Loan amounts include nonaccrual and renegotiated loans. Average foreign assets, excluding net pool funds provided, details of which can be found on page 62 of this report, were 8.4%, 9.1% and 14.6% of average total assets for the periods presented, respectively. Average foreign liabilities were 17.6%, 14.7% and 18.1% of average total liabilities for the periods presented, respectively.

/2/ The averages and rates for the securities available for sale portfolio are based on amortized cost.
                                      -20-

NONINTEREST INCOME

Noninterest income for 1995 was $74.0 million, down $11.5 million, or 13.5% from 1994's total of $85.5 million. Excluding securities gains of $511 thousand and $226 thousand for 1995 and 1994, respectively, and $4.7 million of nonrecurring noninterest income related to a mortgage insurance settlement recognized in 1994, noninterest income decreased $7.1 million, or 8.8%. Trust income of $29.9 million increased $1.3 million, or 4.7% in 1995 from the Corporation's personal trust and mutual fund operations. Service charges for 1995 decreased $3.2 million (8.6%) to $33.7 million and international fee income decreased $4.6 million (85.4%) to $786 thousand. The decrease in service charges for 1995 was primarily due to decreases in transaction-based deposit accounts between the periods, while the decrease in international commissions and fees was attributed to the loss of $5.6 million in fee income from the three foreign subsidiaries sold in the third quarter of 1994. The gain on settlement of mortgage insurance resulted from the settlement of claims stemming from other real estate owned properties in the United Kingdom. Foreign exchange income decreased $102 thousand, or 4.5%, in 1995 due primarily to limited foreign exchange trading-related activities.


NONINTEREST INCOME

                                                                                         Change
                                                                                  ====================
(In thousands)                                          1995          1994         Amount      Percent
======================================================================================================

Service Charges                                     $ 33,678       $ 36,836      $ (3,158)      (8.6)%
Trust Income                                          29,934         28,587         1,347        4.7
Foreign Exchange Income                                2,169          2,271          (102)      (4.5)
International Noncredit Commissions and Fees             786          5,391        (4,605)     (85.4)
Gain on Settlement of Mortgage Insurance Claims           --          4,739        (4,739)       n/a
Other Noninterest Income                               6,926          7,474          (548)      (7.3)
=====================================================================================================

Noninterest Income Excluding Securities Gains, Net    73,493         85,298       (11,805)     (13.8)
Securities Gains, Net                                    511            226           285      126.1
-----------------------------------------------------------------------------------------------------

Total Noninterest Income                            $ 74,004       $ 85,524      $(11,520)     (13.5)%

NONINTEREST EXPENSE

Noninterest expense for the year ended December 31, 1995 was $191.8 million, a decrease of $7.2 million from $199.0 million for 1994. The decrease in total noninterest expense, excluding nonrecurring items, was actually larger, the result of $5.6 million of nonrecurring accruals in the third quarter of 1995 and a $2.1 million restructuring expense reversal in 1994. Excluding these nonrecurring items, noninterest expense decreased $14.8 million, or 7.4%.

    Of the $5.6 million of nonrecurring expenses in 1995, $4.4 million was for occupancy related expenses and $1.2 million was for reorganization and severance-related expenses. The reorganization and severance-related expenses were related to several efficiency initiatives implemented in the third quarter and completed in the fourth quarter of 1995. Management expects the reorganization initiatives to generate approximately $8 million in compensation-based savings in 1996. The occupancy expenses were the result of initiatives currently undertaken, including the new technology center to be completed in mid-year 1996, as well as the marketing of office space to third parties that is currently vacant or that may become available from the reorganization initiatives. Management expects the occupancy initiatives to generate approximately $6 million in occupancy-related expense savings in 1996, with greater improvements expected in 1997 and thereafter.

    Excluding these nonrecurring items, the decrease in noninterest expense of $14.8 million was primarily due to decreases in Federal Deposit Insurance Corporation ("FDIC") insurance, legal, furniture and equipment and other noninterest expenses. Deposit insurance premiums decreased $5.3 million during 1995. Effective June 1995, coinciding with the mandatory 1.25% funding of the Bank Insurance Fund (BIF) reserve, insurance rates reduced from a range of $.23 to $.26 per $100 in deposits insured to a range of $.04 to $.07 per $100 in deposits insured. Further, in November 1995, based on the continuing increase in reserves with BIF, the FDIC announced an additional reduction of insurance rates to zero percent, however, banks must pay a mandatory minimum of $2 thousand per year. This reduction is expected to generate approximately $6 million in annual deposit insurance savings, when compared with the previous insurance rates paid, subject to additional regulation that may be issued relating to the FDIC's management of mandatory reserve levels and the Financing Corporation's bond interest
                                      -21-
for the thrift industry that may ultimately be funded in part or in whole by BIF. Furniture and equipment expense of $8.0 million decreased $1.3 million, or 13.7%, the result of decreases in depreciation expense between the periods. Other noninterest expense totaled $47.7 million, down $4.0 million, or 8.3%, from the $52.0 million for 1994. This decrease was primarily the result of $2.5 million in other noninterest expenses related to the three foreign subsidiaries sold in 1994.


NONINTEREST EXPENSE

                                                                                         Change
                                                                                    =================
(In thousands)                                          1995          1994          Amount    Percent
=====================================================================================================

Salaries and Wages                                  $ 66,184       $ 64,892      $  1,292        2.0 %
Pensions and Other Employee Benefits                  14,319         16,605        (2,286)     (13.8)
=====================================================================================================

Total Staff Expense                                   80,503         81,497          (994)      (1.2)
=====================================================================================================

Occupancy, Net                                        26,415         23,637         2,778       11.8
Data Processing Services                              17,043         16,935           108        0.6
Furniture and Equipment                                7,960          9,224        (1,264)     (13.7)
Advertising and Public Relations                       5,576          6,006          (430)      (7.2)
FDIC Insurance                                         4,303          9,601        (5,298)     (55.2)
Legal Fees                                             2,157          3,581        (1,424)     (39.8)
Other Real Estate Owned Expense (Income), Net            178         (1,403)         1,581      n/a
Restructuring Expense                                     --         (2,059)         2,059      n/a
Other Noninterest Expense                             47,699         52,001        (4,302)      (8.3)
-----------------------------------------------------------------------------------------------------

Total Noninterest Expense                           $191,834       $199,020      $ (7,186)     (3.6)%


INCOME TAXES

The Corporation's provision or benefit for income taxes includes both federal and state income taxes. The Corporation's 1995 provision for income tax expense of $.3 million increased from a benefit of $.5 million in 1994. This represents an effective tax rate of 0.4% for 1995, compared with negative effective tax rates of 1.6% and 6.4% for 1994 and 1993, respectively. The provision for income taxes in 1995 was less than the amount determined by application of the federal statutory income tax rate, principally because of the Corporation's ability to carry forward previous net operating losses and the reversal of the previously established valuation allowance.

        The Corporation accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which primarily requires the use of the asset and liability method for providing taxes. Under this method, deferred tax assets and liabilities are recorded from differences between financial statements and tax based assets and liabilities. The tax effects of these differences are recorded using anticipated tax rates in the years these differences will reverse. Additionally, a valuation allowance is established for deferred tax assets in the event that these assets may not be fully realized. At December 31, 1995, the Corporation had a net deferred tax asset of $12.1 million, which included a valuation allowance of $33.7 million. Further tax discussion and a reconciliation of the effective tax rate to the 1995 federal statutory rate of 35% can be found in Note 13, "Income Taxes."
                                      -22-

FOURTH QUARTER 1995 VS. FOURTH QUARTER 1994

For the fourth quarter of 1995, the Corporation reported net income of $13.0 million, or $.34 per common share, compared with $8.0 million, or $.17 per common share, for the fourth quarter of 1994. Results for the fourth quarters of 1995 and 1994 reflected no provisions for loan losses. Nonperforming assets totaled $45.9 million at December 31, 1995, a decrease of $4.2 million for the fourth quarter of 1995 and a decrease of $29.8 million from $75.7 million at December 31, 1994.


FOURTH QUARTER CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                   December 31,
                                                                ==================       Change
(In thousands, except per share amounts)                         1995        1994        Amount
===============================================================================================

Interest Income                                                $74,236    $70,265       $ 3,971
Interest Expense                                                36,652     31,659         4,993
===============================================================================================

Net Interest Income                                             37,584     38,606        (1,022)

Less:  Provision for Loan Losses                                    --         --            --
===============================================================================================

Net Interest Income after Provision for Loan Losses             37,584     38,606        (1,022)

Noninterest Income                                              19,323     17,398         1,925
Noninterest Expense                                             43,819     48,102        (4,283)
===============================================================================================

Income before Income Taxes                                      13,088      7,902         5,186

Applicable Income Tax Expense (Benefit)                             91       (141)          232
-----------------------------------------------------------------------------------------------

Net Income                                                     $12,997    $ 8,043       $ 4,954
Earnings Per Common Share                                      $   .34    $   .17       $   .17


Net interest income on a tax-equivalent basis for the fourth quarter of 1995 was $38.3 million, a decrease of $1.1 million, or 2.9%, year-to-year, reflecting the same impact of repricing deposits as experienced throughout 1995. The net interest margin was 3.70% during the fourth quarter of 1995, down 22 basis points from fourth quarter of 1994. Interest lost on nonaccrual loans had the effect of negatively impacting the net interest margin by approximately two basis points during the fourth quarter of 1995, compared with seven basis points for the same period in the prior year. The net interest spread was 2.90% for the quarter ended December 31, 1995, down 41 basis points from that for the same period in the prior year.

    The reserve for loan losses totaled $56.5 million, an increase of $1.2 million during the fourth quarter of 1995. This increase was the result of net recoveries recorded of $1.4 million, level with net recoveries recorded for the fourth quarter of 1994.

    Noninterest income for the fourth quarter of 1995 was $19.3 million, an increase of $1.9 million, or 11.1%, when compared with the like period in 1994. Trust income of $8.4 million increased $1.4 million between the quarters, stemming primarily from increased revenue from the Corporation's personal trust operations. Service charges of $8.1 million for 1995's fourth quarter were down $641 thousand, primarily due to decreases in transaction-based deposit accounts between the periods. Securities gains/losses increased $1.5 million, the result of losses realized in 1994 from the Corporation's purchase of $10 million (par value) of Orange County, California, variable-rate, one-year bonds (see Note 2, "Securities").

    Noninterest expense for the fourth quarter of 1995 totaled $43.8 million, compared with $48.1 million a year earlier, a decrease of $4.3 million, or 8.9%. Salaries and related benefits of $18.4 million were down $1.2 million as a result of reduced staff levels. Net occupancy expense was down $526 thousand, to $5.1 million, in the fourth quarter of 1995 because of the previously mentioned occupancy efficiency programs. FDIC insurance premiums decreased $2.1 million, totaling $291 thousand for the fourth quarter of 1995, the result of reduced deposit insurance premiums. Furniture and equipment expense decreased $73 thousand. Other real estate owned income, net of expense, was $352 thousand, an increase in revenues of $103 thousand when compared with 1994's fourth-quarter net other real estate owned income, the result of reduced expense activity within this portfolio. Other noninterest expense totaled $11.6 million for the fourth quarter of 1995, a slight increase of $253 thousand.
                                      -23-

FOURTH QUARTER NET INTEREST INCOME CHANGES/1/

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,                    DUE TO
                                                        =================             =================
(IN THOUSANDS)                                            1995     1994      CHANGE    RATE     VOLUME
===========================================================================================================

Interest Income:
    Loans (Including Fees)                              $51,729  $50,605    $ 1,124  $ 1,383    $  (259)
    Securities Available for Sale                        10,463    9,302      1,161     (307)     1,468
    Securities Held-to-Maturity                           5,151    6,225     (1,074)     882     (1,956)
    Time Deposits with Other Banks                        2,681    2,724        (43)     123       (166)
    Federal Funds Sold and Reverse Repurchase Agreements  4,926    2,230      2,696      214      2,482
=======================================================================================================

Total Interest Income                                    74,950   71,086      3,864    2,295      1,569

Interest Expense:
    Savings and NOW Accounts                              4,820    5,048       (228)      60       (288)
    Money Market Deposit Accounts                         8,246    7,392        854    1,402       (548)
    Time Deposits in Domestic Offices                    11,337    7,703      3,634    1,836      1,798
    Time Deposits in Foreign Offices                      4,741    3,019      1,722      935        787
    Federal Funds Purchased and Repurchase Agreements     2,171    3,401     (1,230)     220     (1,450)
    U.S. Treasury Demand Notes and Other
       Short-Term Borrowings                                560      354        206       25        181
    Long-Term Debt                                        4,777    4,742         35       35         --
=======================================================================================================

Total Interest Expense                                   36,652   31,659      4,993    4,513        480
-------------------------------------------------------------------------------------------------------

Net Interest Income                                     $38,298  $39,427   $ (1,129)$ (2,218)   $ 1,089

[FN]
/1/ The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a federal tax rate of 35% for 1995, 34% for 1994 and 1993, and local tax rates as applicable.



1994 VS. 1993

In 1994, the Corporation achieved its first profitable year since 1989, with total net income of $34.0 million ($.72 per common share) compared with a net loss of $94.2 million ($3.65 per common share) in 1993. Results for 1994 reflected the benefits of an $18.5 million pretax increase in net interest income, and reductions of $63.0 million in the provision for loan losses, as well as reductions of $14.9 million in other real estate owned expense. Net income to average stockholders' equity was 12.01% for 1994, compared with a negative ratio for 1993. The net interest margin for 1994 was 3.89%, the highest margin in over a decade, compared with 3.23% for 1993.

    Money market assets, which consist of time deposits with other banks and federal funds sold and reverse repurchase agreements, declined by $17.7 million, or 4.4%, compared with year-end 1993, as the Corporation's shift to higher-yielding, longer-term assets continued, with increases in total average loans and securities available for sale during the year.

    Securities available for sale totaled $598.3 million at December 31, 1994, a decrease of $109.9 million (15.5%) when compared with $708.1 million at year-end 1993. Average securities available for sale totaled $582.1 million, an increase of $16.6 million from 1993's average portfolio. In 1994, the impact of a rising interest-rate environment on bond prices and the Corporation's securities available for sale portfolio resulted in decreased valuations during 1994 and the recording of $29.4 million in unrealized losses to stockholders' equity for the year, for a net unrealized loss balance of $28.1 million at year-end 1994.

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

    As of December 31, 1994, loans, net of premiums, discounts and deferred fees, were $2.55 billion, an increase of $21.8 million (0.9%) from the year-end 1993 loan balance. This increase was due, in part, to purchases in the first quarter of 1994 of $90 million in residential mortgage loans. The purchases, combined with local-area originations in 1994,
                                      -24-
were partially offset by loan curtailments and payoffs, particularly with respect to residential mortgage loans and real estate-commercial/construction loans.

    Domestic commercial and financial loans were $400.7 million at December 31, 1994, a decrease of $11.3 million, or 2.8%, from $412.0 million at December 31, 1993. This slight decrease was attributable to curtailments and loan maturities that were not aggressively repriced at renewal, offset by new commercial loan originations. Domestic real estate-commercial/construction loans were $323.8 million at December 31, 1994, a decrease of $64.6 million from the level at year-end 1993, the result of loan curtailments and payoffs, transfers to other real estate owned and limited new lending by the Corporation in this sector. Residential mortgage loans totaled $1.32 billion at December 31, 1994, an increase of $167.8 million (14.6%) from the year-earlier level. This increase was the result of the local-area originations and purchases in the open market during 1994. The purchase and origination activity during 1994 was partially offset by principal curtailments and payoffs, which slowed during 1994 as refinancings abated with the rise in mortgage rates during the year. Home equity loans decreased $13.1 million to $220.9 million at December 31, 1994. This decrease was caused largely by refinancings and the highly competitive nature of this product in the Washington, D.C., Metropolitan area. Consumer loans were $75.9 million at year-end 1994, decreasing $6.9 million from $82.8 million at December 31, 1993, as a result of limited originations of installment loans and student loans in the domestic markets. Foreign loans totaled $204.6 million at December 31, 1994, a decrease of $50.8 million from the year-end 1993 total of $255.4 million. A majority of the decline in the foreign loan portfolio was due to repayments, as lending activities in the United Kingdom were significantly reduced because of financial restructuring and limited new lending in the foreign sector.

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

    The provision for loan losses totaled $6.3 million for 1994, compared with a provision of $69.3 million for the prior year. Approximately $14.2 million of the provision for 1994 related to domestic loans, offset by negative provisions of $7.9 million related to the foreign loan portfolio. Domestic real estate-construction and commercial loans accounted for $39.6 million of the 1993 provision total, with the remainder due to loans originated in the United Kingdom. Net recoveries for 1994 totaled $3.0 million, a significant improvement from 1993's net charge-offs of $66.4 million. These net recoveries were offset in 1994 by aggregate net charge-offs totaling $.8 million from domestic consumer, home equity, residential mortgage, and commercial and financial loans. The reserve for loan losses was $97.0 million, or 3.81% of total loans, at December 31, 1994, compared with $86.5 million, or 3.42% of total loans, at December 31, 1993. The Corporation's coverage ratio was 347.3% at year-end 1994, up significantly from 53.9% at year-end 1993. Improvement in the coverage ratio was due to the significant reduction in nonperforming loans.

    Total deposits at December 31, 1994, were $3.60 billion, compared with $3.77 billion at year-end 1993, a decrease of $171.0 million, or 4.5%. Average domestic deposits were $3.47 billion for 1994, down from $3.74 billion for 1993. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.45 billion, down $264.0 million, or 7.1%, from 1993's balance of $3.72 billion. Average foreign deposits decreased $222.9 million, to $257.4 million, as a result of the Corporation's decision in 1993 to phase out the deposit-gathering business within its United Kingdom banking subsidiaries. The declines experienced in 1994 compare with decreases in 1993 of $663.8 million for total deposits, or 15.0% of total deposits outstanding, with total average domestic deposits decreasing $168.1 million and total average foreign deposits decreasing $251.3 million.

    Short-term borrowings, comprised of federal funds purchased and repurchase agreements, U.S. Treasury demand notes and other borrowed funds, totaled $293.4 million at December 31, 1994, a decrease of $160.6 million from the prior year-end balance. Average short-term borrowings for 1994 totaled $211.7 million, also down from 1993's average total of $232.6 million. The decreases in short-term borrowings were the result of rising short-term interest rates in 1994, combined with the overall flattening of the yield curve, thus resulting in reduced margins from this source of funds.

    Long-term debt totaled $217.6 million at December 31, 1994, up slightly from its balance at December 31, 1993. Long-term debt included floating-rate subordinated notes maturing in 1996, which totaled $26.1 million at year-end 1994. These subordinated notes had an interest rate of 6.56% at December 31, 1994, an increase of 131 basis points from year-end 1993. Long-term debt also included $66.5 million of subordinated debentures due in 2009, bearing a fixed rate of interest of 9.65% per annum. During 1994, the Corporation sold $125.0 million of 8.50% subordinated notes due in February 2006. The notes were sold at par and are not callable for five years. The notes were sold under a shelf
                                      -25-
registration statement declared effective on January 13, 1994. The net proceeds from the sale totaled $120.7 million and were used to redeem $51.5 million of subordinated notes and $69.2 million of subordinated capital notes, both bearing an interest rate of 5.25% and maturing in 1996.

    Total stockholders' equity at December 31, 1994, was $267.7 million, or 6.1% of total assets, down $25.5 million from the year-end 1993 total. The decrease during 1994 was the result of earnings totaling $34.0 million, as well as foreign exchange translation and other activity totaling $1.1 million, which, in the aggregate, were more than offset by $29.4 million of unrealized losses on securities in the Corporation's available for sale portfolio, the repurchase of the Preferred Stock, Series A, totaling $19.1 million and dividends on preferred stock of $12.1 million. In September 1994, the Corporation repurchased all of the 764,537 shares of its 7.5% cumulative convertible preferred stock, Series A, from the Norwich Union Life Insurance Society. This repurchase reduced dividends payable by $358 thousand in 1994. The Series A preferred shares were convertible into 2,002,141 shares of common stock. The Corporation's total and core capital ratios were 18.50% and 11.48%, respectively, at December 31, 1994 and the leverage ratio was 6.42%.

    Net interest income on a tax-equivalent basis totaled $156.7 million for 1994, an increase of $17.2 million, or 12.3%, from the $139.5 million earned in 1993. The positive impact on earnings of a $464.5 million decline in average interest-bearing liabilities was partially offset by a $288.2 million decrease in average earning assets. Also having a positive impact on the Corporation's net interest income was a $148.6 million average decrease in nonperforming assets between 1993 and 1994, combined with the continued shift to longer-term, higher-yielding assets from shorter-term investments. Loans were 64.5% of average earning assets during 1994, compared with 50.5% for 1993. The net interest margin was 3.89% for 1994, an increase of 66 basis points from the 3.23% net interest margin for 1993. Net interest spread for 1994 was 3.34%, a 46-basis-point improvement from 1993's spread of 2.88%. Interest lost on nonaccrual and renegotiated loans totaled $5.0 million for 1994, which negatively impacted the net interest margin by approximately 12 basis points for the year. In 1993, interest lost totaled $14.1 million and negatively impacted the net interest margin in that year by approximately 32 basis points.

    Noninterest income for 1994 was $85.5 million, down $27.1 million, or 24.1%, from 1993. Excluding securities gains of $226 thousand and $24.1 million for 1994 and 1993, respectively, and $4.7 million of nonrecurring noninterest income related to a mortgage insurance settlement recognized in 1994, noninterest income decreased $8.0 million, or 9.0%. International noncredit commissions and fees were $5.4 million, a decrease of $4.1 million, or 42.9%, primarily because of the sale of three foreign investment advisory subsidiaries in the second half of 1994. The gain on settlement of mortgage insurance claims resulted from the settlement of claims stemming from other real estate owned properties in the United Kingdom. Service charges for 1994 of $36.8 million decreased $2.5 million, or 6.4%, primarily because of a decline in deposit balances from a year earlier. Foreign exchange income decreased $530 thousand, or 18.9%, in 1994, due primarily to the previously discussed restructuring of Riggs AP Bank and the exiting of foreign exchange trading-related activities. Other noninterest income of $7.5 million was down $586 thousand, due primarily to income recognized in 1993 from trading future positions.

    Noninterest expense for the year ended December 31, 1994, was $199.0 million, down $67.7 million from $266.8 million for 1993. Noninterest expense for 1993 included restructuring expense of $34.6 million, of which $20.8 million related to Riggs AP Bank. Also included in the $34.6 million in restructuring expense was $13.8 million in expenses related to the implementation of BankStart '93. Other real estate owned income, net, totaled $1.4 million in 1994, down 110.4% from $13.5 million in net expense in 1993. This decrease is attributed to the overall decrease in this portfolio during 1994, as well as to the general improvement in the real estate markets during the year.

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

    The Corporation's provision or benefit for income taxes includes both federal and state income taxes. The Corporation's 1993 provision for income taxes of $5.6 million resulted from management's analysis of the Corporation's ability to realize tax benefits previously booked. The 1994 benefit of $.5 million was primarily the result of the favorable settlement of an outstanding issue with the United Kingdom Inland Revenue.
                                      -26-

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                 Page(s)
(a) The following consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K as follows:

     Riggs National Corporation and Subsidiaries:
       Consolidated Statements of Income                             28
       Consolidated Statements of Condition                          29
       Consolidated Statements of Changes
         in Stockholders' Equity                                     30
       Consolidated Statements of Cash Flows                         31
       Notes to Consolidated Financial Statements                 32-57
       Management's Report on Financial Statements                   58
       Report of Independent Public Accountants                      59

(b) The following supplementary data is set forth in this Annual Report on Form 10-K as follows:

       Quarterly Financial Information                            60-61
       Consolidated Financial Ratios and Other Information           60
       Quarterly Stock Information                                   61

CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEARS ENDED DECEMBER 31,
                                                                           ==========================
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   1995      1994       1993
=========================================================================================================

INTEREST INCOME
Interest and Fees on Loans                                              $203,332  $194,525   $160,068
Interest and Dividends on Securities Available for Sale                   38,750    30,916     21,995
Interest and Dividends on Securities Held-to-Maturity                     28,509    22,639     41,341

Interest on Money Market Assets:
  Time Deposits with Other Banks                                          13,819     9,786     18,503
  Federal Funds Sold and Reverse Repurchase Agreements                    14,389     8,139     15,044
=====================================================================================================
Total Interest on Money Market Assets                                     28,208    17,925     33,547
=====================================================================================================

TOTAL INTEREST INCOME                                                    298,799   266,005    256,951

INTEREST EXPENSE
Interest on Deposits:
  Savings and NOW Accounts                                                19,293    19,512     19,578
  Money Market Deposit Accounts                                           32,518    26,947     29,010
  Time Deposits in Domestic Offices                                       43,353    25,241     28,174
  Time Deposits in Foreign Offices                                        18,822    11,857     24,332
=====================================================================================================
Total Interest on Deposits                                               113,986    83,557    101,094

Interest on Short-Term Borrowings and Long-Term Debt:
  Federal Funds Purchased and Repurchase Agreements                       10,456     6,871      4,566
  U.S. Treasury Demand Notes and Other Short-Term Borrowings               4,203     2,268      1,887
  Long-Term Debt                                                          19,176    20,027     14,583
=====================================================================================================
Total Interest on Short-Term Borrowings and Long-Term Debt                33,835    29,166     21,036
=====================================================================================================

TOTAL INTEREST EXPENSE                                                   147,821   112,723    122,130
=====================================================================================================

NET INTEREST INCOME                                                      150,978   153,282    134,821
Less: Provision for Loan Losses                                          (55,000)    6,300     69,290
=====================================================================================================

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      205,978   146,982     65,531

NONINTEREST INCOME
Service Charges                                                           33,678    36,836     39,343
Trust Income                                                              29,934    28,587     28,857
International Non-Credit Commissions and Fees                                786     5,391      9,448
Gain on Settlement of Mortgage Insurance Claims                               --     4,739         --
Other Noninterest Income                                                   9,095     9,745     10,861
Securities Gains, Net                                                        511       226     24,141
=====================================================================================================

TOTAL NONINTEREST INCOME                                                  74,004    85,524    112,650

NONINTEREST EXPENSE
Salaries and Wages                                                        66,184    64,892     69,978
Pensions and Other Employee Benefits                                      14,319    16,605     18,048
Occupancy, Net                                                            26,415    23,637     25,763
Data Processing Services                                                  17,043    16,935     16,585
Furniture and Equipment                                                    7,960     9,224     11,153
Advertising and Public Relations                                           5,576     6,006      5,971
FDIC Insurance                                                             4,303     9,601     10,309
Legal Fees                                                                 2,157     3,581      4,024
Other Real Estate Owned Expense (Income), Net                                178    (1,403)    13,513
Restructuring Expense                                                         --    (2,059)    34,554
Other Noninterest Expense                                                 47,699    52,001     56,854
=====================================================================================================

TOTAL NONINTEREST EXPENSE                                                191,834   199,020    266,752
=====================================================================================================

Income (Loss) before Taxes                                                88,148    33,486    (88,571)
Applicable Income Tax Expense (Benefit)                                      346      (533)     5,640
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                       $ 87,802  $ 34,019  $ (94,211)
Less:  Dividends on Preferred Stock                                       10,750    12,124      1,434
=====================================================================================================

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK                            $ 77,052  $ 21,895  $ (95,645)
=====================================================================================================

EARNINGS (LOSS) PER COMMON SHARE                                        $   2.54  $    .72  $   (3.65)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                      -28-

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       DECEMBER 31,
                                                                                   =====================
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                               1995        1994
============================================================================================================


ASSETS
Cash and Due from Banks                                                            $  253,414 $  206,953
Money Market Assets:
  Time Deposits with Other Banks                                                      231,374    228,224
  Federal Funds Sold and Reverse Repurchase Agreements                                423,000    160,000
========================================================================================================
Total Money Market Assets                                                             654,374    388,224

Securities Available for Sale (at Market Value)                                       970,006    598,277
Securities Held-to-Maturity (Market Value: 1994, $434,993)                                 --    443,163

Loans                                                                               2,571,959  2,549,924
Reserve for Loan Losses                                                                56,546     97,039
========================================================================================================
Total Net Loans                                                                     2,515,413  2,452,885

Premises and Equipment, Net                                                           154,770    151,532
Accrued Interest Receivable                                                            29,578     27,904
Other Real Estate Owned, Net                                                           33,197     47,763
Other Assets                                                                          121,781    108,964
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $4,732,533 $4,425,665

LIABILITIES
Deposits:
  Noninterest-Bearing Demand Deposits                                              $  910,887 $  827,023
  Interest-Bearing Deposits:
    Savings and NOW Accounts                                                          848,242    900,209
    Money Market Deposit Accounts                                                     951,117    966,348
    Time Deposits in Domestic Offices                                                 857,036    625,432
    Time Deposits in Foreign Offices                                                  317,897    283,782
========================================================================================================
  Total Interest-Bearing Deposits                                                   2,974,292  2,775,771
========================================================================================================
Total Deposits                                                                      3,885,179  3,602,794

Short-Term Borrowings:
  Federal Funds Purchased and Repurchase Agreements                                   186,009    264,878
  U.S. Treasury Demand Notes and Other Short-Term Borrowings                           15,466     28,559
========================================================================================================
Total Short-Term Borrowings                                                           201,475    293,437

Other Liabilities                                                                      51,585     44,146
Long-Term Debt                                                                        217,625    217,625
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   4,355,864  4,158,002

STOCKHOLDERS' EQUITY
Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31, 1995, and 1994; Liquidation
    Preference - $25 per share
  Noncumulative Perpetual Series B - 4,000,000 shares at December 31, 1995, and 1994    4,000      4,000
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31, 1995, and 1994
  Shares Issued - 31,175,262 at December 31, 1995, and
    31,145,212 at December 31, 1994                                                    77,938     77,863
Surplus - Preferred Stock                                                              91,192     91,192
Surplus - Common Stock                                                                156,320    156,123
Foreign Exchange Translation Adjustments                                                 (873)      (634)
Undivided Profits (Accumulated Deficit)                                                68,038     (9,014)
Unrealized Gain (Loss) on Securities Available for Sale, Net                            3,777    (28,144)
Treasury Stock - 900,798 shares at December 31, 1995, and 1994                        (23,723)   (23,723)
=========================================================================================================
TOTAL STOCKHOLDERS' EQUITY                                                            376,669    267,663
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $4,732,533 $4,425,665


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                      -29-

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                  UNREALIZED
                                                                           FOREIGN     UNDIVIDED  GAIN (LOSS)
                                         PREFERRED   COMMON                EXCHANGE     PROFITS  ON SECURITIES            TOTAL
                                           STOCK      STOCK              TRANSLATION (ACCUMULATED  AVAILABLE  TREASURY STOCKHOLDERS'
(In thousands, except per share amounts) $1.00 PAR  $2.50 PAR   SURPLUS  ADJUSTMENTS   DEFICIT)  FOR SALE, NET  STOCK     EQUITY
====================================================================================================================================

Balance, December 31, 1992                $    765     $ 65,307  $149,804  $ (11,413)  $ 64,680    $      --  $ (23,723)  $245,420

Issuance of Series B Preferred
  Stock - 4,000,000 shares                   4,000                 91,309                                                   95,309
Issuance of Common
  Stock - 5,000,000 shares                               12,500    24,451                                                   36,951
Net Loss                                                                                (94,211)                           (94,211)
Unrealized Gain on Securities
  Available for Sale, Net                                                                              1,276                 1,276
Foreign Exchange Translation
  Adjustments                                                                  9,886                                         9,886
Cash Dividends Declared:
  Series A Preferred Stock,
    $1.875 Per Share                                                                     (1,434)                            (1,434)
===================================================================================================================================

Balance, December 31, 1993                $   4,765    $ 77,807  $265,564  $  (1,527)  $(30,965)   $   1,276  $ (23,723)  $293,197

Repurchase of Series A Preferred
  Stock - 764,537 shares                       (765)              (18,232)                 (116)                           (19,113)
Issuance of Common Stock for
  stock option plans - 22,400 shares                         56       145                                                      201
Net Income                                                                               34,019                             34,019
Unrealized Loss on Securities
      Available for Sale, Net                                                                        (29,420)              (29,420)
Foreign Exchange Translation
  Adjustments                                                                    893                                           893
Cash Dividends Declared:
  Series A Preferred Stock,
       $1.40625 Per Share                                                                (1,075)                            (1,075)
  Series B Preferred Stock,
       $2.76215 Per Share                                                               (11,049)                           (11,049)
Other                                                                (162)                  172                                 10
==================================================================================================================================

Balance, December 31, 1994                $   4,000    $ 77,863  $247,315  $   (634)   $  (9,014)  $ (28,144) $ (23,723)  $267,663

Issuance of Common Stock for
  stock option plans - 30,050 shares                         75       197                                                      272
Net Income                                                                                87,802                            87,802
Unrealized Gain on Securities
  Available for Sale, Net                                                                             31,921                31,921
Foreign Exchange Translation
  Adjustments                                                                  (239)                                          (239)
Cash Dividends Declared:
  Series B Preferred Stock,
    $2.6875 Per Share                                                                    (10,750)                          (10,750)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                $  4,000     $ 77,938  $247,512  $   (873)   $ 68,038    $  3,777   $(23,723)   $376,669

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                      -30-

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           YEARS ENDED DECEMBER 31,
                                                                      ================================
(IN THOUSANDS)                                                             1995      1994       1993
==========================================================================================================

Cash Flows from Operating Activities:
Net Income (Loss)                                                      $  87,802 $  34,019 $  (94,211)
Adjustments to Reconcile Net Income (Loss) to Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                            (55,000)    6,300     69,290
    Provision for Other Real Estate Owned Writedowns                       2,868     3,333     11,330
    Depreciation Expense and Amortization of Leasehold Improvements       11,662    12,554     13,169
    Amortization of Purchase Accounting Adjustments                        3,603     3,795      5,673
    Provision (Benefit) for Deferred Taxes                                (7,371)     (642)     5,598
    Restructuring Charges                                                     --    (2,059)    34,554
    Gains on Sales of Securities Available for Sale                         (511)     (226)   (26,975)
    Gains on Sales of Other Real Estate Owned                             (3,990)   (4,711)    (2,702)
    (Increase) Decrease in Accrued Interest Receivable                    (1,674)   (4,993)     3,822
    (Increase) Decrease in Other Assets                                  (18,366)    8,593     19,521
    Increase (Decrease) in Other Liabilities                              14,810       402    (21,019)
=====================================================================================================
  Total Adjustments                                                      (53,969)   22,346    112,261
=====================================================================================================
Net Cash Provided by Operating Activities                                 33,833    56,365     18,050
=====================================================================================================

Cash Flows from Investing Activities:
  Net (Increase) Decrease in Time Deposits with Other Banks               (3,150)  (27,278)   447,506
  Proceeds from Maturities of Securities Available for Sale               97,904   122,619         --
  Proceeds from Sales of Securities Available for Sale                   100,095   193,048    736,310
  Purchase of Securities Available for Sale                              (89,218) (233,885)  (879,125)
  Proceeds from Maturities of Securities Held-to-Maturity                534,752 1,050,000    768,607
  Proceeds from Sales of Securities Held-to-Maturity                          --     4,825         --
  Purchase of Securities Held-to-Maturity                               (537,721) (839,042)(1,010,754)
  Net Increase in Loans                                                   (7,553)  (41,747)  (417,461)
  Proceeds from Sales and Other Payments of Other Real Estate Owned       15,782    29,869     31,930
  Net (Increase) Decrease in Premises and Equipment                      (14,900)   (2,988)       127
  Other, Net                                                                 (69)      731       (520)
=====================================================================================================
Net Cash Provided by (Used in) Investing Activities                       95,922   256,152   (323,380)
=====================================================================================================

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Demand, Savings,
    NOW and Money Market Deposit Accounts                                 16,666  (208,728)  (195,694)
  Net Increase (Decrease) in Time Deposits                               265,719    37,698   (468,080)
  Net (Decrease) Increase in Federal Funds Purchased
    and Repurchase Agreements                                            (78,869)  (37,452)   249,909
  Net (Decrease) Increase in U.S. Treasury Demand Notes
    and Other Short-Term Borrowings                                      (13,093) (123,138)    63,618
  Repurchase of Preferred Stock - Series A                                    --   (19,113)        --
  Proceeds from the Issuance of Common Stock                                 272       201    132,260
  Net Proceeds from the Issuance of Long-Term Debt                            --   121,250         --
  Repayments of Long-Term Debt                                                --  (120,700)        --
  Dividend Payments - Preferred                                          (10,750)  (12,124)    (1,434)
  Other, Net                                                                  --        10         --
=====================================================================================================
Net Cash Provided by (Used in) Financing Activities                      179,945  (362,096)  (219,421)
=====================================================================================================
Effect of Exchange Rate Changes                                             (239)      893      9,886
=====================================================================================================
Net Increase (Decrease) in Cash and Cash Equivalents                     309,461   (48,686)  (514,865)
Cash and Cash Equivalents at Beginning of Year                           366,953   415,639    930,504
-----------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                              $  676,414 $ 366,953 $  415,639

Supplemental Schedule of Noncash Investing and Financing Activities:
  Loans Transferred to Other Real Estate Owned                        $      741 $  27,934 $   34,248
  Loans to Finance the Sale of Other Real Estate Owned                       685     4,950     30,276
  Securities Transferred to Available for Sale                           446,132        --         --

Supplemental Disclosures:
  Interest Paid (net of amount capitalized)                           $  145,807 $ 107,534 $  125,540
  Income Tax Payments (Refund)                                             6,802    (7,235)    (4,269)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                      -31-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts and as indicated)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of Riggs National Corporation ("the Corporation"), including its principal subsidiaries, The Riggs National Bank of Washington, D.C. ("Riggs-Washington") and Riggs AP Bank Limited ("Riggs AP") and also including The Riggs National Bank of Virginia ("Riggs-Virginia") and The Riggs National Bank of Maryland ("Riggs-Maryland") is presented to assist the reader in understanding the financial, statistical and other data presented in this report.

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

GENERAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry. The financial statements include certain amounts that are based on management's best estimates and judgment, as detailed in these "Notes to Consolidated Financial Statements."

    For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds are purchased and sold for one-day periods.

    The consolidated financial statements include the accounts of the Corporation and its subsidiaries, after elimination of all intercompany transactions.

SECURITIES

Securities are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires, among other items, the determination at the acquisition date of a security, whether such security is purchased with the intent and ability to hold to maturity, whether it is purchased with the intent to trade, or whether the security is available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity. Management has established policies that require the periodic review of the securities portfolio for proper classification of securities under SFAS No. 115 (see Note 2, "Securities").

    In late 1995, the Financial Accounting Standards Board ("FASB") published a Special Report for implementation of SFAS No. 115. The report was designed to provide additional guidance and clarification on the implementation of SFAS No.
115. Since the issuance of SFAS No. 115, many issues have arisen, particularly issues on the initial classification of securities. This report also includes a special transition provision, allowing a one-time reassessment of the initial classifications of all securities and the ability to reclassify, after review of the guidance in the Special Report, securities between the classifications of held-to-maturity and available for sale. This transfer between portfolios can occur without the prescribed accounting for transfers between portfolios under SFAS No. 115, for transfers made before December 31, 1995 (see Note 2, "Securities" for further details on the Corporation's actions under this Special Report).

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

    The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995, which defines impaired loans as specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. The Corporation's impaired loans are generally defined as nonaccrual loans as detailed above. Impaired loans do not include large groups of smaller-balance loans with similar collateral characteristics such as residential mortgage and consumer installment loans, which are collectively evaluated
                                      -32-
for impairment. Impaired loans are therefore primarily commercial and financial loans and real estate-commercial/construction loans.

RESERVE FOR LOAN LOSSES

The reserve for loan losses is maintained at a level that, in the opinion of management, is adequate to absorb potential losses in the loan portfolio. The adequacy of the reserve is based on management's review and evaluation of the individual credits in the loan portfolio, historical loss experience by loan type, current and anticipated economic conditions, and where applicable, the estimated value of the underlying collateral. Thus, the determination of the adequacy of the reserve for loan losses involves uncertainties and matters of judgment and, therefore, could result in adjustments to future results of operations.

    The provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. A loan is charged off when, in the opinion of management, the loan cannot be fully collected. Recoveries of loans previously charged off are added to the reserve.

    The specific reserves for impaired loans, under SFAS No. 114 at December 31, 1995, is included in the reserves for loan losses discussed above. Impaired loans are valued based on the fair value of the related collateral if the loans are collateral dependent, and for all other impaired loans, the specific reserve is based on the present value of expected future cash flows discounted at the loan's initial effective interest rate. If the loan valuation is less than the recorded value of the loan, a specific impairment reserve must be established for the difference. The specific impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses.

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


                                          YEARS
==================================================
Premises                                  25 to 35
Leasehold Improvements                     5 to 20
Furniture and Equipment                    5 to 15

    Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of an operations center located in Riverdale, Maryland are capitalized at the Corporation's weighted-average cost of funds.

OTHER ASSETS

Included in other assets are intangible assets, such as goodwill, which is the excess of cost over net assets of acquired entities, and core-deposit intangibles. Goodwill is amortized on the straight-line method over 25 years. The Corporation had unamortized goodwill of $4.7 million at December 31, 1995, and amortization expense of $294 thousand, $397 thousand, and $565 thousand for 1995, 1994, and 1993, respectively. Core-deposit intangibles represent the net present value of the future income streams related to deposits acquired through mergers or acquisitions, and are amortized on an accelerated basis over 10 years. The unamortized core-deposit intangibles totaled $14.7 million at December 31, 1995, with amortization expense of $3.3 million, $3.4 million, and $3.5 million for 1995, 1994, and 1993, respectively.

INCOME TAXES

The Corporation provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which mandates the asset and liability method of accounting for income taxes. The Corporation had previously accounted for taxes under the deferral method required by Accounting Principles Board ("APB") Opinion No. 11. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences of events that have been recognized in the Corporation's financial statements in relationship to their respective tax basis. Deferred tax assets are reduced by a valuation allowance, using management's judgment and estimates to determine a net deferred tax asset amount that is likely to be realized in future periods.
                                      -33-

BENEFIT PLANS

Riggs-Washington maintains a noncontributory defined benefit pension plan for substantially all employees of the Corporation and its subsidiaries. The net periodic pension expense includes a service cost component and an interest cost component, reflecting the expected return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses, prior service costs and the unrecognized net transition asset over 12 years. The net periodic pension expense is based on management's estimates and judgment through actuarial assumptions and computations.

        The Corporation also provides health care and life insurance benefits for retired employees. The estimated cost of retiree benefits are accrued for active employees. The Corporation recognized a transition asset, which is amortized over a period of 20 years, when it adopted the current accounting treatment for postretirement benefits. The accrual of postretirement benefit costs is based on management's judgment and estimates through actuarial assumptions and computations.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are calculated by dividing net earnings after deduction of preferred stock dividends by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. The weighted-average shares outstanding were 30,257,585 for 1995, 30,230,213 for 1994 and 26,208,315 for 1993.

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

FOREIGN EXCHANGE INCOME

Foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued monthly, and the resulting profits and losses are recorded in foreign exchange trading income. The amount of net foreign exchange trading gains included in the accompanying consolidated statements of income under other noninterest income was $2.2 million for 1995, $2.3 million for 1994 and $2.8 million for 1993.

FINANCIAL DERIVATIVES

Gains and losses on futures and forward contracts to hedge certain interest-sensitive assets and liabilities are amortized over the life of the hedged transaction as an adjustment to yield. Fees received or paid when entering certain derivative transactions are deferred and amortized over the lives of the agreements.

        Interest-rate agreements are entered into as hedges against fluctuations in the interest rates of specifically identified assets or liabilities. There is no effect on total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedged asset or liability. Gains or losses resulting from early termination of interest-rate agreements are deferred and amortized over the remaining terms of the hedged assets or liabilities.

NEW FINANCIAL ACCOUNTING STANDARDS

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

        In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity transactions. SFAS No. 123 allows the recording of such fair-value-based accounting in the financial statements or the disclosure of the fair value impact to net income and earnings per share on a proforma basis in the notes to the consolidated financial statements. If the Corporation decides to disclose the impact of SFAS No. 123 as opposed to actually recording the fair value impact of such employee stock option plans, then the Corporation would continue to account for these plans under Accounting Principles Board Opinion No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Corporation does not anticipate any material effect on the Corporation's financial position from the implementation of SFAS No. 123.
                                      -34-

NOTE 2. SECURITIES


                                                       1995                                      1994
                                   =========================================  ========================================
                                                GROSS      GROSS     BOOK/                 GROSS      GROSS      BOOK/
                                    AMORTIZED UNREALIZED UNREALIZED  MARKET   AMORTIZED  UNREALIZED UNREALIZED  MARKET
AVAILABLE FOR SALE                     COST     GAINS      LOSSES     VALUE     COST       GAINS      LOSSES     VALUE
======================================================================================================================

U.S. Treasury Securities            $291,514    $2,375      $111    $293,778  $138,462       $--   $  2,275  $136,187
Government Agencies Securities       252,687     2,143        --     254,830    26,557        --      1,919    24,638
Obligations of States & Political
  Subdivisions                         3,800       900        --       4,700     8,800        --        800     8,000
Mortgage-Backed Securities           387,901       654       238     388,317   438,139        --     23,150   414,989
Other Securities                      28,381        --        --      28,381    14,463        --        --     14,463
                                 ------------------------------------------------------------------------------------
Total Securities Available for Sale $964,283    $6,072      $349    $970,006  $626,421       $--   $ 28,144  $598,277


                                                       1995                                      1994
                                   =========================================  ========================================
                                                GROSS      GROSS                            GROSS      GROSS
                                       BOOK   UNREALIZED UNREALIZED  MARKET     BOOK      UNREALIZED UNREALIZED MARKET
HELD-TO-MATURITY                      VALUE     GAINS      LOSSES     VALUE     VALUE       GAINS      LOSSES    VALUE
======================================================================================================================

U.S. Treasury Securities            $     --    $   --      $ --    $     --  $318,163       $--   $  3,041  $315,122
Government Agencies Securities            --        --        --          --   125,000        --      5,129   119,871
---------------------------------------------------------------------------------------------------------------------

Total Securities Held-to-Maturity   $     --    $   --      $ --    $     --  $443,163       $--   $  8,170  $434,993


SECURITIES AVAILABLE FOR SALE

As of December 31, 1995 securities available for sale increased $371.7 million to $970.0 million. This increase was mainly attributable to purchases in 1995 of $89.2 million and the transfer of the held-to-maturity portfolio to the available for sale portfolio in December 1995, with a book value of $446.1 million at the date of transfer. This transfer was made in accordance with the latest accounting guidance, allowing a one-time reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115 (see Note 1, "Summary of Significant Accounting Policies").

    Proceeds from the sale of securities available for sale totaled $100 million during 1995, as compared with $193 million during 1994. Gross gains from the sale of these securities totaled $511 thousand during the year and no losses, compared with gross gains of $1.7 million and gross losses of $376 thousand for 1994. At December 31, 1995 a $3.8 million unrealized gain, net of tax, was recorded in stockholders' equity compared to a $28.1 million unrealized loss recorded in 1994. Securities available for sale pledged to secure deposits and other borrowings amounted to $723.6 million at December 31, 1995, and $367.5 million at December 31, 1994.

    The "Other Securities" category consists of $10.7 million of Federal Home Loan Bank of Atlanta ("FHLB-Atlanta") Stock, $9.0 million of Federal Reserve Stock and $8.7 million of U.S. Treasury money market mutual funds at year end. The FHLB-Atlanta and Federal Reserve Stock have no readily available market value quotation and therefore their year-end book values are an approximation of their market values. In December 1994, the Corporation purchased $10.0 million, par value, of Orange County, California, variable-rate, one-year Notes that were due July and August 1995. On December 6, 1994, Orange County declared bankruptcy. In August 1995, $5 million of the Notes, which were not part of the bankruptcy proceedings, matured and were paid off. On July 7, 1995 the Corporation accepted Orange County's offer to extend the maturity date of the remaining $5 million par value of the Notes, under similar terms and conditions, to June 30, 1996. The remaining $5 million (par value) of the Notes are included in the "Obligations of States and Political Subdivisions" category with an amortized cost balance of $3.8 million at December 31, 1995. Interest on the Notes is current; however, due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received.

SECURITIES HELD-TO-MATURITY

At December 31, 1995 there were no securities held-to-maturity. The decrease from $443.2 million at December 31, 1994 was mainly due to the transfer of $446.1 million in held-to-maturity securities to the available for sale portfolio in December 1995. This transfer was made in accordance with the latest accounting guidance which allows a one-time reassessment of the held-to-maturity portfolio. Securities held-to-maturity pledged to secure deposits and other borrowings amounted to $370.1 million at December 31, 1994.

    During 1994, there were $4.8 million of sales from the held-to-maturity portfolio, the result of increased credit risk experienced with these securities. Gross gains on the sale of these securities totaled $7 thousand and there were no gross losses in 1994. There were no sales in 1995 for the held-to-maturity portfolio prior to the transfer of the portfolio to the available for sale portfolio in December 1995.
                                      -35-

The maturity distribution of securities at December 31, 1995 follows:


                                                            OBLIGATIONS
                                                 GOVERNMENT  OF STATES    MORTGAGE-
                                    U.S.TREASURY  AGENCIES  & POLITICAL    BACKED       OTHER
                                     SECURITIES  SECURITIES SUBDIVISIONS SECURITIES   SECURITIES    TOTAL
===========================================================================================================

SECURITIES AVAILABLE FOR SALE

Within 1 year
  Amortized Cost                       $ 90,470   $     --   $  3,800     $     --    $  8,707   $102,977
  Book/Market                            90,527         --      4,700           --       8,707    103,934
  Yield/1/                                 5.59%        --       6.06%          --        5.49%      5.60%

After 1 but within 5 years
  Amortized Cost                        201,044    252,687         --      303,076      19,674    776,481
  Book/Market                           203,251    254,830         --      303,683      19,674    781,438
  Yield/1/                                 5.69%      6.41%        --         5.23%       6.10%      5.76%

After 5 but within 10 years
  Amortized Cost                             --         --         --       59,133          --     59,133
  Book/Market                                --         --         --       58,917          --     58,917
  Yield/1/                                   --         --         --         5.87%         --       5.87%

After 10 years
  Amortized Cost                             --         --         --       25,692          --     25,692
  Book/Market                                --         --         --       25,717          --     25,717
  Yield/1/                                   --         --         --         3.70%         --       3.70%
---------------------------------------------------------------------------------------------------------

Total Securities Available for Sale
  Amortized Cost                       $291,514   $252,687   $  3,800     $387,901    $ 28,381   $964,283
  Book/Market                           293,778    254,830      4,700      388,317      28,381    970,006
  Yield/1/                                 5.66%      6.41%      6.06%        5.23%       5.91%      5.69%

[FN]

/1/ Weighted-average yield to maturity at December 31, 1995. The securities within the category of "Obligations of States & Political Subdivisions" are taxable securities and are on a nonaccrual basis as of December 31, 1995. All contractual payments to date have been received.
                                      -36-

NOTE 3. LOANS AND RESERVE FOR LOAN LOSSES

The following schedule reflects loans by type at year-end:


LOAN TYPE                                            1995        1994
========================================================================

Commercial and Financial                        $  400,379    $  400,660
Real Estate-Commercial/Construction                326,965       323,835
Residential Mortgage                             1,286,256     1,317,169
Home Equity                                        251,798       220,910
Consumer                                            77,804        75,887
Foreign                                            224,151       204,558
========================================================================

Loans                                            2,567,353     2,543,019

Less: Unamortized Premiums,
  Discounts and Deferred Fees                       (4,606)       (6,905)
------------------------------------------------------------------------

Total Loans, Net                                $2,571,959    $2,549,924

    A summary of nonperforming and renegotiated loans, loans contractually past due 90 days or more and potential problem loans at year-end follows:


LOAN TYPE                                            1995          1994
=======================================================================

Nonaccrual Loans                                   $9,326       $27,383
Renegotiated Loans                                  3,410           555
Past Due Loans                                      5,459         6,121
Potential Problem Loans                             8,106        26,038

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

    An analysis of the changes in the reserve for loan losses follows:


                                                       1995    1994    1993
============================================================================

Balance, January 1                                  $ 97,039 $86,513 $84,155

Provision for Loan Losses                            (55,000)  6,300  69,290

Loans Charged-Off                                      8,390  12,630  79,434
Less: Recoveries on
  Charged-Off Loans                                   22,928  15,658  13,021
----------------------------------------------------------------------------

Net Charge-Offs (Recoveries)                         (14,538) (3,028) 66,413

Foreign Exchange
  Translation Adjustments                                (31)  1,198    (519)
----------------------------------------------------------------------------

Balance, December 31                                $ 56,546 $97,039 $86,513

    In the third quarter of 1995, the Corporation recorded a $55.0 million reduction in the reserve for loan losses. The reserve for loan losses reduction was based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors. As a result, the provision for loan losses amounted to a negative $55.0 million for 1995, compared with a positive provision of $6.3 million for 1994.

    Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS No. 118). SFAS No. 114 requires that impaired loans be measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment.

    Impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the net realizable value of the collateral. According to SFAS No. 114, insignificant delays or insignificant shortfalls in payments do not constitute impairment. The Corporation defines "insignificant delays" as payments that are past due less than 90 days.

    SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans, such as residential mortgage, consumer installment and credit card loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily large balance--commercial and financial loans and real estate-commercial/construction loans. The Corporation applies the measurement methods described above to these loans on a loan-by-loan basis. The Corporation defines impaired loans generally as loans that are placed on nonaccrual status when a default in either principal or interest for 90 days or more has occurred and the loans are not well-secured and in the process of collection or are otherwise determined to be impaired.

    Collateral dependent loans, which are measured at the fair value of the collateral, constitute $4.1 million, or 76.9% of impaired loans at December 31, 1995. The remaining impaired loans of $1.3 million are measured based on the present value of expected cash flows.
                                      -37-

    Specific reserves for impaired loans are included in the reserves for loan losses, as discussed in Note 1, "Summary of Significant Accounting Policies." The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the reserve: impaired loans are charged-off when, in the opinion of management, the impaired loan cannot be fully collected.

    SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Corporation's method for nonaccrual loans, interest received on impaired loans is recognized as interest income or, when there is doubt as to the ability to collect either interest or principal, interest received is applied to principal.

    The balance of impaired loans at January 1, 1995 totaled approximately $17 million. The initial adoption of SFAS No. 114 and SFAS No. 118 did not require an increase to the reserves for loan losses and was not material to the Corporation's consolidated financial statements or results from operations.

    The table below presents impaired loans as of December 31, 1995. In accordance with SFAS No. 114, the statement was adopted prospectively on January 1, 1995 and, therefore, prior periods are not presented.


IMPAIRED LOANS
DECEMBER 31, 1995


                                                                                     1995
                                                                      TOTAL         AVERAGE
                                                         TOTAL      SPECIFIC      INVESTMENT
                                                       IMPAIRED   RESERVES FOR    IN IMPAIRED  INTEREST
                                                         LOANS   IMPAIRED LOANS      LOANS    RECOGNIZED
========================================================================================================

Domestic:
    Commercial and Financial                           $   --        $   --          $  191      $   --
    Real Estate - Commercial/Construction               4,696            --           3,004          --
Foreign                                                   674            --           6,543         157
-------------------------------------------------------------------------------------------------------
Total                                                  $5,370        $   --          $9,738      $  157

                                      -38-

NOTE 4. TRANSACTIONS WITH RELATED PARTIES

The Corporation and its banking subsidiaries have had and expect to have transactions in the ordinary course of business with many of the Corporation's directors, executive officers, their associates and family members.

    During 1995, Allbritton Communications Company ("ACC"), a company indirectly wholly owned by Mr. Allbritton (chairman of the board and chief executive officer of the Corporation), paid Riggs-Washington $212 thousand to lease space in two office buildings owned by Riggs-Washington, under leases that have been extended through 1996. ACC also reimbursed Riggs-Washington $1 thousand for use of its dining room during 1995. During 1995, Riggs-Washington purchased, through advertising agencies, $297 thousand in advertising time from WJLA-TV (a major network affiliate) and $21 thousand in advertising time from NewsChannel 8 (a cable television program service), both of which are indirectly owned by Mr. Allbritton. In addition, during 1995, $79 thousand in meals and entertainment expense was paid to Design Cuisine, of which William A. Homan (Riggs-Virginia Board of Consultants) is president.

    Riggs-Washington has in the past sold participations in commercial real estate loans to University State Bank ("University"), a Texas bank that is indirectly wholly owned by Mr. Allbritton, that had total assets of $217.6 million and total loans of $91.8 million as of December 31, 1995. Riggs-Washington receives a servicing fee of 0.25% on each of the loans in which participations were sold to University. No loan participations were sold to University during 1995. On December 31, 1995, there were $8.3 million in loan participations outstanding to University.

    In December 1994, the Corporation purchased $10.0 million, par value, of Orange County, California, variable-rate one-year notes due in July and August 1995, with $5.0 million (par value) outstanding at December 31, 1995. The notes were purchased from the Corporation's proprietary RIMCO Monument Money Market Fund, which is an indirect subsidiary of the Corporation and is affiliated with the Riggs Investment Management Corporation, a subsidiary of Riggs-Washington (see Note 2, "Securities").

    The table below reflects information concerning loans by banking subsidiaries of the Corporation to directors and executive officers of the Corporation, their associates and family members, and directors of Riggs-Washington and Riggs AP, their associates and family members. In addition to the amounts set forth in the table, the Corporation's banking subsidiaries had $7.2 million of letters of credit outstanding at December 31, 1995 to related parties. There were no loans included in the table below that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 1995.

    In the opinion of management, these credit transactions did not, at the time they were entered into, involve more than the normal risk of collectibility or present other unfavorable features.


                                            DECEMBER 31,                 AMOUNTS      DECEMBER 31,
                                               1994       ADDITIONS     COLLECTED        1995
====================================================================================================

Loans to Directors, Executive Officers
  and Family Members                          $16,121      $    738      $    429      $ 16,430
Loans to Companies of which Directors
  were Principal Stockholders or Directors     14,508       122,049       109,479        27,078
-----------------------------------------------------------------------------------------------

Total Loans                                  $ 30,629      $122,787      $109,908      $ 43,508

Percent of Total Net Loans                       1.25%                                     1.73%

                                      -39-

NOTE 5. OTHER REAL ESTATE OWNED

Other real estate owned at December 31, 1995, and 1994 is summarized as follows:


                                                           DECEMBER 31,
                                                ==============================
                                                     1995              1994
==============================================================================

Foreclosed Property - Domestic                      $34,937            $45,934
Foreclosed Property - Foreign                           609              4,099
==============================================================================
                                                     35,546             50,033

Less: Reserve for Other Real Estate Owned             2,349              2,270
------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                  $33,197            $47,763


    An analysis of the changes in the reserves for other real estate owned follows:


                                            1995    1994    1993
=======================================================================

Balance, January 1                         $2,270  $3,716    $6,637
Additions:
  Provision for Other Real
    Estate Owned Losses                     2,868   3,333    11,330
  Other                                       237     763     2,330
===================================================================

Total Additions                             3,105   4,096    13,660

Deductions:
  Loss on Sales and Selling Expenses        1,017     763       735
  Charge-Offs                               2,012   4,877    14,516
  Other                                        --      --     1,221
===================================================================

Total Deductions                            3,029   5,640    16,472

Foreign Exchange Translation
  Adjustments                                   3      98      (109)
--------------------------------------------------------------------

Balance, December 31                       $2,349  $2,270   $ 3,716

    Net operating expense from other real estate owned totaled $178 thousand for the year ended December 31, 1995, compared with net operating income of $1.4 million for 1994 and net expenses of $13.5 million for 1993.


    Other real estate owned income and expense consisted of the following:


                                  1995     1994      1993
==============================================================

Other Real Estate Owned
  Operating Revenues            $  626   $ 2,581   $   439
Net Gain on Sale of Properties   3,990     4,711     2,702
==========================================================

Net Revenues                     4,616     7,292     3,141

Provision for Other Real Estate
  Owned Losses                   2,868     3,333    11,330
Selling and Other Real Estate
  Owned Operating Expenses       1,926     2,556     5,324
==========================================================

Net Expenses                     4,794     5,889    16,654
----------------------------------------------------------

Total Other Real Estate Owned
  Expense (Income), Net         $  178   $(1,403)  $13,513

                                      -40-

NOTE 6. PREMISES AND EQUIPMENT

Investments in premises and equipment at year-end were as follows:


                                   1995      1994
=========================================================

Premises and Land               $153,458   $ 140,224
Furniture and Equipment           67,478      67,146
Leasehold Improvements            56,625      59,287
Accumulated Depreciation
  and Amortization              (122,829)   (115,201)
=====================================================

Subtotal                         154,732     151,456
Capital Leases                        51          80
Accumulated Amortization             (13)         (4)
-----------------------------------------------------

Total Premises and Equipment    $154,770   $ 151,532


    Depreciation and amortization expense amounted to $11.7 million in 1995, $12.6 million in 1994 and $13.2 million in 1993.

    The Corporation is committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2009 in varying amounts.

    The total minimum lease payments under these commitments at December 31, 1995, are as follows:


                                        OPERATING
                                          LEASES
====================================================

1996                                    $ 9,178
1997                                      6,209
1998                                      5,095
1999                                      3,524
2000                                      2,421
2001 and after                            8,241
-----------------------------------------------

Total Minimum Lease Payments            $34,668


    Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 1997. Minimum sublease rental income for 1996 totals approximately $99 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income for leased properties, consisted of the following:


                            1995      1994      1993
==========================================================

Rental Expense            $16,365   $15,273   $15,961
Rental Income                (715)   (1,856)     (517)
------------------------------------------------------

Net Rental Expense        $15,650   $13,417   $15,444

    In the normal course of business, the Corporation also leases space in buildings it owns. This rental income amounted to $3.0 million in 1995, $3.1 million in 1994 and $2.3 million in 1993. Minimum lease commitments from buildings owned for 1996 totals approximately $1.0 million.

    In July 1995 construction commenced on a new operations center located in Riverdale, Maryland, which is expected to be completed in May 1996. This facility will be located on approximately 7 acres and includes a 156 thousand square foot office complex, which will consolidate several technology-related functions that are presently located in leased facilities. The relocation of personnel from leased locations to this new facility will begin in May 1996 and the facility will be fully occupied in the fourth quarter of 1996. Anticipated construction and capitalized costs are estimated to be approximately $17 million, of which $9.2 million was incurred in 1995. Capitalized interest related to the construction of this facility totaled $57 thousand in 1995.




NOTE 7. TIME DEPOSITS, $100 THOUSAND OR MORE

The following table reflects the year-end balances and maturities for the Corporation's time deposits in domestic offices of $100 thousand or more:


                                     1995        1994
============================================================

Certificates of Deposit Due Within:
  Three Months                      $ 197,170  $ 72,074
  Three to Six Months                  37,266    26,138
  Six to Twelve Months                 38,356    25,776
  Over Twelve Months                   15,228    21,072
-------------------------------------------------------

Total                                $288,020  $145,060

Average time deposits of $100 thousand or more in domestic offices were $283 million in 1995, level with the average of $284 million for 1994.

    Interest expense related to time deposits of $100 thousand or more in domestic offices amounted to $7.6 million in 1995, $4.7 million in 1994 and $5.5 million in 1993.

    The average rate paid on time deposits of $100 thousand or more for 1995 was 2.70%, 105 basis points higher than the average rate paid during 1994.

    A majority of time deposits in foreign offices were in denominations of $100 thousand or more.
                                      -41-

NOTE 8. BORROWINGS

SHORT-TERM BORROWINGS

Short-term borrowings outstanding at year-end and other related information follow:


                                           FEDERAL FUNDS PURCHASED      U.S. TREASURY DEMAND NOTES
                                          AND REPURCHASE AGREEMENTS   AND OTHER SHORT-TERM BORROWINGS
                                         ===========================  ===============================
                                           1995     1994     1993         1995     1994     1993
========================================================================================================


Balance, December 31                     $186,009 $264,878  $302,330     $15,466 $ 28,559  $151,697

Average Amount Outstanding/1/             174,923  150,678   164,899      73,694   61,058    67,731
Average Rate Paid/1/                         5.98%    4.56%     2.77%       5.70%    3.71%     2.79%
Maximum Amount Outstanding at any
  Month-End                               311,086  308,850   302,330     335,750  235,517   151,697

[FN]

/1/ Average amounts are based on daily balances. average rates are computed on actual interest expense divided by average amounts outstanding.


    Federal funds purchased consisted of borrowings from other financial institutions that have maturities ranging from one to 180 days. Repurchase agreements are transactions with customers and brokers secured by either securities or resale agreements, which mature generally within 30 days. U.S. Treasury demand notes consisted of treasury tax and loan account funds transferred to interest-bearing demand notes with no fixed maturity, subject to call by the Federal Reserve. Other short-term borrowings were primarily borrowings from other financial institutions.





LONG-TERM DEBT

Long-term debt outstanding at year-end and other related information follow:


                                                                                  BALANCE OUTSTANDING
                                                                 INTEREST RATE       DECEMBER 31,
                                                               DECEMBER 31, 1995   1995        1994
=========================================================================================================

Parent Corporation:
  Floating-Rate Subordinated Capital Notes due 1996                    5.88%      $ 26,100   $ 26,100
  Fixed-Rate Subordinated Debentures due 2009                          9.65         66,525     66,525
  Fixed-Rate Subordinated Notes due 2006                               8.50        125,000    125,000
-----------------------------------------------------------------------------------------------------

Total Long-Term Debt                                                              $217,625   $217,625


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

FIXED-RATE SUBORDINATED DEBENTURES DUE 2009

On June 6, 1989, the Corporation issued $100 million of 9.65% Subordinated Debentures due June 15, 2009. These unsecured subordinated obligations may not be redeemed prior to maturity. In April 1990, the Corporation purchased, on the open market and at a discount, $33.5 million of the Subordinated Debentures, resulting in pretax gains of $7.7 million.

FIXED-RATE SUBORDINATED NOTES DUE 2006

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes, due 2006. The notes were priced at par and are not callable for five years. In March 1994, the Corporation used the net proceeds from the offering, $120.7 million, to redeem $69.2 million of the Subordinated Capital Notes due in 1996, as described above, as well as $51.5 million to redeem the remaining balance outstanding (at that time) of floating-rate Subordinated Notes Due in 1996.
                                      -42-

NOTE 9. COMMITMENTS AND CONTINGENCIES

OFF-BALANCE-SHEET RISK

In the normal course of business, the Corporation enters into various transactions that, in accordance with generally accepted accounting principles, are not included on the consolidated statements of condition. These transactions are referred to as "off-balance-sheet" commitments and differ from the Corporation's balance sheet activities in that they do not give rise to funded assets or liabilities. The Corporation enters into derivative transactions to manage its own risks arising from movements in interest and currency rates. The Corporation also offers such derivative products to its customers to meet their financing objectives, as well as to manage their interest and currency rate risk. Offering these products provides the Corporation with fee income.

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

    Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at December 31, 1995 and 1994, are as follows:


                                    1995      1994
=========================================================

Commitments to Extend Credit:
  Commercial                       $360,800 $273,665
  Real Estate:
    Commercial/Construction          25,612   28,956
    Mortgage                          6,314   16,565
    Home Equity                     184,402  181,393
====================================================
  Total Real Estate                 216,328  226,914
  Consumer                           83,813   62,763
----------------------------------------------------
Total Commitments to Extend Credit $660,941 $563,342

Letters of  Credit:
  Commercial                       $ 92,052 $ 47,976
  Standby -Financial                 52,772   24,344
  Standby -Performance               13,501   21,533
----------------------------------------------------
Total Letters of Credit            $158,325 $ 93,853

Derivative Instruments:
  Foreign Currency Contracts-
    Commitments to Purchase        $ 87,587 $ 41,377
    Commitments to Sell             180,417  144,279
  Interest-Rate Agreements-
    Notional Principal Amount:
    Interest-Rate Swaps             313,609  251,536
    Interest-Rate Option
         Contracts (Corridors)      300,000  400,000


COMMITMENTS TO EXTEND CREDIT

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit are contingent upon customers meeting and satisfying other conditions at the time of loan funding. The contractual amount of commitments to extend credit for which the Corporation has received a commitment fee, or which were otherwise legally binding, was $660.9 million at December 31, 1995; approximately 62% of these commitments were scheduled to expire within one year. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

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

    Credit risk is reduced by maintaining a loan portfolio that is diverse in terms of type of loan, as well as industry and borrower concentration, thus minimizing the adverse impact of any single event or set of occurrences.

    Geographically, the Corporation's loans are concentrated in the Baltimore-Washington, D.C.-Richmond corridor and the United Kingdom. Loans in the domestic portfolio are predominantly to borrowers located in the Washington, D.C., Metropolitan area. Loans originated by the Corporation's United Kingdom subsidiary represent 56% of foreign loans and are predominantly to borrowers located in the United Kingdom.

    At December 31, 1995, approximately $429 million, or 17%, of the Corporation's loan portfolio consisted of loans
                                      -43-
secured by real estate (excluding single-family residential loans), of which approximately 76% and 24% were secured by properties located in the Washington, D.C., area and in the United Kingdom, respectively. In addition, the Corporation had $33.2 million in other real estate owned at December 31, 1995.

    Approximately 50% of the Corporation's loan portfolio is secured by the primary residence of the borrower. At December 31, 1995, residential mortgage loans were $1.29 billion and home equity loans were $251.8 million.

LETTERS OF CREDIT

There are two major types of letters of credit: commercial and standby letters of credit. Commercial letters of credit are normally short-term instruments used to finance a commercial contract for the shipment of goods from seller to buyer. Commercial letters of credit are contingent upon the satisfaction of specified conditions; therefore, they represent a current exposure if the customer defaults on the underlying transaction. Commercial letters of credit issued by the Corporation totaled $92.1 million at December 31, 1995.

    Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or nonfinancial obligation. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. At December 31, 1995, financial standby letters of credit and performance standby letters of credit totaled $52.8 million and $13.5 million, respectively.

FOREIGN CURRENCY CONTRACTS

Capital markets products include commitments to purchase and sell foreign exchange, forward and spot contracts. The Corporation utilizes these products to manage its exposure to movements in interest and currency rates, and to generate revenue by assisting customers in managing their own exposure to such rate movements. These products normally include the exchange of foreign currency receivables and payables based on an agreed upon rate of exchange. The types of risk associated with these products are as follows: credit or performance risk, currency-rate risk, and interest-rate risk. Performance risk relates to the ability of a counterparty to meet its obligations under the contract. Performance risk is limited to the cost of replacing the contract at current rates, and does not include the notional principal balance or other index/instrument used to determine payment streams.

    Currency-rate risk and interest-rate risk arise from changes in the market value of positions stemming from movements in currency and interest rates. The Corporation limits its exposure to market value changes by entering into offsetting or matching positions. The Corporation establishes and monitors limits of exposure on unmatched positions.

    Commitments to purchase and sell foreign currency contracts facilitate the management of currency-rate risk by ensuring that at some future date a customer will have a specific currency at a specified rate. The Corporation enters into these contracts to serve its customers and to hedge its own risk positions associated with its asset and liability management. In addition to entering into offsetting or matching positions to offset foreign currency-rate risk, the Corporation has established limits on the aggregate amount of open positions, forward trading gaps and total volume of contracts outstanding, as well as counterparty and country limits. At December 31, 1995, commitments to purchase and sell foreign exchange were $87.6 million and $180.4 million, respectively. The difference between these positions is effectively hedged through the Corporation's sterling equity investment in Riggs AP.

INTEREST-RATE AGREEMENTS AND CONTRACTS

The Corporation's management believes that financial derivatives, such as interest-rate agreements, can be an important element of prudent balance sheet and interest-rate risk management. Interest-rate agreements, such as interest-rate swap agreements, involve two parties that have agreed to exchange periodic payments calculated with reference to fixed or variable interest rates applied to an agreed upon notional principal amount. Notional amounts are used to determine the amount of payments exchanged and do not represent an obligation to exchange principal balances. Interest-rate swaps are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities, and reduce the Corporation's interest-rate risk. The Corporation is exposed to certain levels of credit and market risk when entering interest-rate agreements. Credit risk is measured as the cost of replacing, at market rates, the defaulted agreement.

    The Corporation minimizes credit risk by adhering to similar underwriting standards as those used in other credit transactions, as well as by obtaining collateral, if deemed appropriate under the specific circumstances. In addition, all the Corporation's interest-rate swap agreements have been transacted with either major investment or commercial banks. Market risk arises from changes in the market values (replacement cost of agreements at current prices) of agreements outstanding, the result of changes in interest rates or security values underlying the interest-rate agreements.
                                      -44-

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

    At December 31, 1995, the Corporation's financial derivative instruments included a $200 million (notional principal balance) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

    In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. Both swap agreements entail the receipt of a floating rate equal to three-month Libor, reset quarterly, and payments of fixed rates of 6.73% and 6.97%, maturing in March of 1996 and 1997. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to three-month Libor, reset quarterly, and payments of fixed rates of 6.55% and 6.70%, maturing in April 1996 and 1997. Payments for the March and April 1995 swap agreements are netted on a quarterly basis. The total net interest income/expense from these swap agreements are included in interest income relating to the real estate mortgage loan portfolio.


INTEREST RATE SWAP AGREEMENTS
DECEMBER 31, 1995


                                                                                                      1995
                                                     WEIGHTED      ACCRUED    ACCRUED  UNAMORTIZED     NET
                             NOTIONAL  UNREALIZED  AVERAGE RATE    INTEREST   INTEREST   FEES &     INTEREST
                              AMOUNT   GAIN(LOSS) RECEIVE   PAY   RECEIVABLE  PAYABLE   PREMIUMS   INC./(EXP.)
================================================================================================================


Receive fixed/pay variable,
  Maturing July 1998        $200,000  $    306      5.38%   5.94% $  1,913  $  2,177  $     --    $ (1,587)
Receive variable/pay fixed,
  Maturing March 1996         25,000       (40)     5.81%   6.73%       65        70        --        (106)
Receive variable/pay fixed,
  Maturing March 1997         25,000      (462)     5.81%   6.97%       65        73        --        (153)
Receive variable/pay fixed,
  Maturing April 1996         25,000      (426)     5.94%   6.55%      285       309        --         (73)
Receive variable/pay fixed,
  Maturing April 1997         25,000       (62)     5.94%   6.70%      285       316        --        (100)
For Customers                 13,609      (483)      --      --        272       310        --        (320)
-----------------------------------------------------------------------------------------------------------

Total Interest Rate Swap
  Agreements                $313,609  $ (1,167)                   $  2,885  $  3,255  $     --    $ (2,339)

                                      -45-

INTEREST RATE OPTION CONTRACTS (CORRIDORS)
DECEMBER 31, 1995


                                                                                                      1995
                                                                               ACCRUED  UNAMORTIZED    NET
                                                         NOTIONAL  UNREALIZED  INTEREST    FEES &    INTEREST
                                                          AMOUNT   GAIN(LOSS) RECEIVABLE PREMIUMS  INC./(EXP.)
===============================================================================================================

Corridor Maturing April 1997                             $100,000   $  (461)  $     47  $    646   $  (100)
Corridor Maturing August 1996                             200,000      (379)        --       400      (434)
----------------------------------------------------------------------------------------------------------

Total Interest Rate Option Contracts                     $300,000   $  (840)  $     47  $  1,046   $  (534)


    In April 1994, the Corporation purchased two $100 million (notional principal balance) corridors, maturing in April 1996 and 1997, to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over the respective lives.

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

    In December 1995, the Corporation terminated one of the $100 million corridor agreements, which matured in April 1996. The termination resulted in an immaterial loss, which was recognized at termination. Prior to termination, $72 thousand of net interest income was recognized from this corridor.

    In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance). This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. A premium was also paid for this corridor, with the cost amortized over the two-year life. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%. Such payments will cease, if three-month Libor equals or exceeds 8.00% on a reset date. Currently, there are no payments being paid or received as the rate is below the 6.00% floor. The total aggregate net interest income/expense for this corridor agreement is included in interest expense relating to short-term borrowings. This agreement matures in August 1996.

OTHER COMMITMENTS

During the first quarter of 1991, the Corporation entered into a ten-year outsourcing agreement with Integrated Systems Solutions Corp. ("ISSC"), a subsidiary of IBM, pursuant to which ISSC is managing the operations directly associated with computer and telecommunications functions of the Corporation. Payments for the remaining five years of the contract are approximately $83.9 million. Total expense under this contract for 1995 was $14.4 million, compared with total expenses of $14.4 million and $13.9 million for 1994 and 1993, respectively.

LITIGATION

In the normal course of business, the Corporation is involved in various types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, litigation that is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation, as a whole.
                                      -46-

NOTE 10.       RESERVE BALANCES, FUNDS RESTRICTIONS, REGULATORY MATTERS AND
                      CAPITAL REQUIREMENTS

RESERVE BALANCES

Riggs-Washington, Riggs-Virginia and Riggs-Maryland must maintain reserves against deposits and Eurocurrency liabilities in accordance with Regulation D of the Federal Reserve Act. The total average reserve balances amounted to $64.6 million in 1995 and $64.8 million in 1994.

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

    Riggs-Washington had combined net income of $109.9 million for 1995 and 1994. Thus, 1996 will be the first year since 1990 that Riggs-Washington expects to have a net earnings position for possible consideration of dividend payments to the Corporation. Riggs-Virginia had combined net income of approximately $8.9 million for 1995 and 1994, while Riggs-Maryland had combined net income of $2.8 million for the same period.

    During 1993, 1994 and 1995, Riggs-Virginia made dividend payments to the Corporation totaling $1.2 million, $1.8 million and $1.7 million, respectively. Riggs-Washington and Riggs-Maryland made no dividend payments to the Corporation in 1993, 1994 or 1995.

REGULATORY MATTERS

On September 28, 1995, the Corporation was notified by the Federal Reserve Bank of Richmond that the Memorandum of Understanding dated May 14, 1993 was terminated effective immediately. The terminated Memorandum of Understanding was the result of regulatory concern over the financial and operational weaknesses and continued losses related primarily to the Corporation's domestic and United Kingdom commercial real estate exposure. This brought to an end all operating agreements between the Corporation and its banking regulators.

CAPITAL REQUIREMENTS

Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 21.62% and 13.57%, respectively, at December 31, 1995, as compared with 18.50% and 11.48% at December 31, 1994.

    The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, as amended by the Prompt Corrective Action regulations promulgated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which measures Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain minimum leverage ratios of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 8.03% at December 31, 1995.

    As a result of enactment of FDICIA, the Federal Reserve Board and the other federal bank regulatory agencies have placed a greater emphasis on capital ratios of banking organizations. FDICIA expressly conditions the ability of a banking organization to engage in certain activities on the maintenance of capital levels equal to or in excess of minimum guidelines and imposes restrictions on banking organizations that fail to meet minimum guidelines. In addition, the Federal Reserve Board has placed an increased emphasis on the leverage ratio as a regulatory tool.

    The three national bank subsidiaries of the Corporation are subject to minimum capital ratios prescribed by the OCC, which are the same as those of the Federal Reserve Board.

    Each of the bank subsidiaries of the Corporation exceeds current minimum regulatory capital requirements and qualifies, at a minimum, as "well capitalized" under the FDICIA regulations. In addition, under Federal Reserve Board policy, bank holding companies are expected to act as a
                                      -47-
source of financial strength to their subsidiary banks and to commit resources to support such banks. The Corporation's ability to provide financial strength to its subsidiaries will depend on, among other things, its liquidity position and Federal Reserve approval.

    The following table reflects the actual and required minimum ratios for the Corporation and its national banking subsidiaries:

CAPITAL RATIOS


                                                                     December 31,          Required
                                                                  1995         1994        Minimums
=======================================================================================================

Riggs National Corporation
  Tier I/1/                                                       13.57%      11.48%         4.00%
  Combined Tier I and Tier II/1/                                  21.62       18.50          8.00
  Leverage/2/                                                      8.03        6.42          4.00

The Riggs National Bank of Washington, D.C.
  Tier I/1/                                                       16.34       13.35          4.00
  Combined Tier I and Tier II/1/                                  17.61       14.64          8.00
  Leverage/2/                                                      9.71        7.39          4.00

The Riggs National Bank of Virginia
  Tier I/1/                                                       18.72       18.18          4.00
  Combined Tier I and Tier II/1/                                  19.75       19.43          8.00
  Leverage/2/                                                      9.66        9.74          4.00

The Riggs National Bank of Maryland
  Tier I/1/                                                       12.55       13.21          4.00
  Combined Tier I and Tier II/1/                                  13.79       14.46          8.00
  Leverage/2/                                                      7.30        7.33          4.00

[FN]

/1/ Per regulatory guidelines, unrealized gains and losses for securities available for sale recorded in equity are excluded from the computation of these ratios. At December 31, 1995 and 1994, the Corporation had net unrealized gains of $3.8 million and net unrealized losses of $28.1 million, respectively.

/2/ Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiaries, are expected to maintain at least a 4.00% minimum leverage ratio, or higher if determined appropriate by the Corporation's primary regulators. The Corporation's regulators have not indicated a requirement higher than 4.00% at December 31, 1995.



NOTE 11.  COMMON AND PREFERRED STOCK

The Corporation is authorized to issue 50 million shares of Common Stock, par value $2.50 (the "Common Stock"). At December 31, 1995, the Corporation had 30,274,464 shares issued and outstanding.

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

    The Corporation is authorized to issue 25 million shares of Preferred Stock, the conditions of which will be set at the time of issuance. As of December 31, 1995, 4,000,000 shares of Preferred Stock were issued and outstanding.

    On October 21, 1993, the Corporation issued 4,000,000 shares of 10.75% Noncumulative Perpetual Preferred Stock, Series B ("Series B Preferred"), in transactions exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred shares have a liquidation preference of $25 per share, no preemptive rights, limited public market and are non-voting (subject to certain limited exceptions). The Series B Preferred shares are not redeemable prior to October 1, 1998, at which time, at the Corporation's option, the Corporation may redeem in whole or in part the Series B Preferred at prices ranging from $27.25 in October 1998 to $25.00 in October 2008 and thereafter, plus accrued but unpaid dividends.

    There is no mandatory redemption or sinking fund obligation associated with the Series B Preferred. Dividends are payable on February 1, May 1, August 1 and November 1 of each year and are noncumulative. The proceeds from the Series B Preferred issuance, net of expenses, were $95.3 million.

    On September 27, 1994, the Corporation repurchased all 764,537 shares of its 7.5% Cumulative Convertible Preferred Stock, Series A. The purchase price was $19.1 million, which is equal to the original issue price in June 1992.
                                      -48-

NOTE 12.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each major class of financial instrument for which it is practicable to estimate that value:


CASH AND MONEY MARKET ASSETS

For short-term investments that reprice or mature in 90 days or less, the carrying amount is a reasonable estimate of fair value.

SECURITIES

Fair values are based on quoted market prices or dealer quotes. Quoted market prices were not available for $19.6 million of securities at year-end 1995 and $8.9 million at year-end 1994; however, management believes that these assets' carrying values approximate their fair value.

LOANS

The fair value of loans is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, management believes the carrying amount is a reasonable estimate of fair value. Criticized loans are predominantly collateral-dependent; therefore, their carrying value, net of related reserves is a reasonable estimate of fair value.

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

COMMITMENTS TO EXTEND CREDIT AND OTHER
        OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair value of loan commitments and letters of credit, both standby and commercial, is assumed to equal their carrying value, which is immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms.

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

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments are as follows:


                           December 31, 1995        December 31, 1994
                          --------------------    ---------------------
                           Carrying     Fair       Carrying     Fair
                            Amount     Value        Amount     Value
===========================================================================

FINANCIAL ASSETS:
Cash and Due
  from Banks              $  253,414 $  253,414 $  206,953   $  206,953
Money Market Assets          654,374    654,374    388,224      388,224
Securities Available
  for Sale                   970,006    970,006    598,277      598,277
Securities Held-to-
  Maturity                        --         --    443,163      434,993
Loans                      2,571,959  2,590,935  2,549,924    2,422,212
Reserve for
  Loan Losses                 56,546         --     97,039           --
-----------------------------------------------------------------------

Total Net Loans            2,515,413  2,590,935  2,452,885    2,422,212

FINANCIAL LIABILITIES:
Deposits                   3,885,179  3,886,891  3,602,794    3,600,549
Short-Term Borrowings        201,475    201,475    293,437      293,437
Long-Term Debt               217,625    236,254    217,625      203,780

OFF-BALANCE-SHEET
 COMMITMENTS-
  ASSET(LIABILITY):
Foreign Exchange Contracts       348        348       (112)        (112)
Interest-Rate Agreements:
 Interest-Rate Swaps            (370)    (1,537)      (563)     (17,285)
 Interest-Rate
  Option Contracts             1,093        253      2,918        5,968

    Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, the Corporation's ability to actually realize these derived values cannot be assured. Management is concerned that reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates that must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values. In addition, the estimated fair values exclude nonfinancial assets, such as premises and equipment, and certain intangibles, such as core deposit premiums and customer relationships. Thus, the aggregate fair values presented do not represent the underlying market value or entity value of the Corporation.
                                      -49-

NOTE 13.  INCOME TAXES

     The Corporation accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in accounting for income taxes versus the deferred method previously used under Accounting Principles Board No. 11 ("APB No. 11").

    Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized based on tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not. Previously, under APB No. 11, deferred tax assets were generally recognized only to the extent realization of such assets was assured beyond a reasonable doubt, which was generally demonstrated by the Corporation's ability to carry back tax losses or tax credits to recover taxes previously paid.

    Income (loss) before income taxes relating to the operations of domestic offices and foreign offices was as follows:


                            1995     1994     1993
=========================================================

Domestic Offices         $ 75,551  $ 13,716  $(28,980)
Foreign Offices            12,597    19,770   (59,591)
======================================================
Total                    $ 88,148  $ 33,486  $(88,571)

    The current and deferred portions of the income tax provision (benefit) were as follows:


                            1995     1994     1993
=========================================================

Current Provision (Benefit):
  Federal                 $ 8,749   $   643   $   (24)
  State                       276       364       254
  Foreign                    (132)     (898)     (188)
======================================================
Total Current
 Provision (Benefit)        8,893       109        42

Deferred Provision (Benefit):
  Federal                  (8,547)     (642)    5,309
  State                         --       --        --
  Foreign                       --       --       289
======================================================
Total Deferred
 Provision (Benefit)       (8,547)     (642)    5,598
======================================================

Provision for Income
 Tax Expense (Benefit)    $   346   $  (533)  $ 5,640



RECONCILIATION OF STATUTORY TAX RATES TO EFFECTIVE TAX RATES:


                                                                       1995      1994      1993
======================================================================================================
Income Tax Computed at Federal Statutory Rate of 35%
   for 1995 and 34% for 1994 and 1993                               $ 30,852  $ 11,386   $(30,114)

Add (Deduct):
  State Tax, Net of Federal Tax Benefit                                  179       241        168
  Tax-Exempt Security Interest                                            --       (11)       (44)
  Tax-Exempt Loan Interest                                            (1,488)   (1,427)    (1,688)
  Tax-Exempt Interest Disallowance                                        52        27         45
  Amortization of Fair Value Adjustments                                  65       100        100
  Stock Dividend Deduction                                               (31)      (31)       (33)
  Alternative Minimum Tax                                                 --       642         --
  Tax (Benefit) Expense on Transfer of Foreign
    Assets not Recognized                                                 --    (1,928)     3,119
  Tax (Benefit) Expense on Foreign Exchange Translation
    Adjustment not Recognized                                           (141)   (1,108)     5,591
  Tax Benefit of Net Operating Loss not Recognized                        --        --     27,504
  Tax Benefit of Foreign Operations                                     (911)   (7,068)        --
  Reversal of Valuation Allowance                                    (31,134)       --         --
  Other, Net                                                           2,903    (1,356)       992
-------------------------------------------------------------------------------------------------

Provision for Income Tax Expense (Benefit)                          $    346  $   (533)  $  5,640
-------------------------------------------------------------------------------------------------

Effective Tax Rate                                                       0.4 %    (1.6)%     (6.4)%


At December 31, 1995, and 1994, the Corporation maintained a valuation allowance of approximately $33.7 million and $64.8 million, respectively, to reduce the net deferred tax asset to $12.1 million and $5.5 million, respectively.

    The net change in the valuation allowance for deferred tax assets during 1995 was a decrease of $31.1 million. The change related to a reduction in regular domestic deferred assets of $30.3 million and a reduction of $.8 million in state and foreign deferred assets, based on management's analysis of the ability to realize the deferred tax assets.

    The deferred tax assets include, among other items, investment tax credit carryforwards for federal income tax purposes of $.8 million that are available to reduce future federal income tax through 2004, $.1 million in foreign tax credit carryforwards that are available to reduce future income tax through 1997, and alternative minimum tax credit
                                      -50-
carryforwards of $3.5 million that are available to reduce future federal regular income taxes over an indefinite period. In addition, the deferred tax assets include the benefit of foreign tax loss carryforwards with no expiration date of $9.0 million. The capital loss carryforward of $1.2 million is available to reduce future capital gains through 2000.

    The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 1995 and 1994 are detailed in the table below:


SOURCES OF TEMPORARY DIFFERENCES RESULTING IN DEFERRED TAX LIABILITIES (ASSETS):


                                                                                   1995          1994
=========================================================================================================

Excess Tax Over Book Depreciation                                              $    542      $    597
Pension Plan and Post-Retirement                                                  2,243           137
Unrealized Gain on Securities Available for Sale                                  1,946            --
Other, Net                                                                           --         1,182
=====================================================================================================
Total Deferred Tax Liabilities                                                    4,731         1,916
=====================================================================================================
Accrual to Cash Basis Conversion                                                 (1,004)         (812)
Provision for Loan Losses                                                       (24,760)      (34,645)
Other Real Estate Owned                                                          (5,061)      (11,415)
Deferred Loan Fees                                                                 (308)         (362)
Alternative Minimum Tax Carryforward                                             (3,455)       (5,461)
Other Tax Credit Carryforward                                                      (886)         (886)
Net Operating Loss Carryforward                                                  (9,040)      (13,937)
Capital Loss Carryforward                                                        (1,236)       (1,145)
Amortization of Derivative Contract Payment                                        (762)         (504)
Other, Net                                                                       (3,981)       (3,044)
=====================================================================================================
Total Deferred Tax Assets                                                       (50,493)      (72,211)
Valuation Allowance                                                              33,700        64,834
-----------------------------------------------------------------------------------------------------
Net Deferred Tax Asset                                                        $ (12,062)     $ (5,461)





NOTE 14.  BENEFIT PLANS


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

    Effective December 31, 1995, the Corporation changed the percentage of the average annual compensation used in the retirement benefit payment formula. This change resulted in a decrease in the accumulated benefit obligation for year-end 1995 with no material impact to the 1995 net periodic cost.

RIGGS AP BANK

The Riggs AP pension plan provides monthly pension payments upon normal retirement at age 60 or upon later retirement to substantially all employees. The plan has a final-pay benefit formula that takes into account years of service.

    Riggs AP's annual pension costs are determined based on the Projected Unit Credit Cost Method, with specific amortization schedules for the various categories of plan liabilities. Actuarial assumptions are selected based on guidelines established by the Financial Accounting Standards Board.
                                      -51-

RECONCILIATION OF FUNDED STATUS AND PREPAID PENSION COST


                                           Riggs National Corporation             Riggs AP Bank
                                          ============================     ==========================
                                             1995     1994      1993         1995      1994     1993
==========================================================================================================

Plan assets at fair value --
 primarily unit funds                      $75,165  $62,831  $ 66,780      $13,976   $11,693  $14,876

Actuarial present value of
 accumulated benefit obligation:
  Vested benefits                           73,420   60,167    61,010       10,075     8,608   10,767
  Nonvested benefits                         1,506    1,195     3,415           --        --       --
=====================================================================================================
Total accumulated benefit obligation        74,926   61,362    64,425       10,075     8,608   10,767

Actuarial present value of future benefits   1,047    6,006    12,818          445       416    1,338
=====================================================================================================
Actuarial present value of
 projected benefit obligation               75,973   67,368    77,243       10,520     9,024   12,105

Plan assets in excess (deficit) of
 projected benefit obligation             $   (808) $(4,537) $(10,463)     $ 3,456  $  2,669  $ 2,771
=====================================================================================================

Unrecognized net loss (gain)                13,481   12,463    19,757       (3,966)   (3,009)  (2,638)
Unrecognized balance of initial net asset   (1,458)  (2,189)   (2,920)      (1,142)   (1,367)  (1,499)
Unrecognized prior service cost             (1,054)  (1,166)   (1,278)          --        --       --
-----------------------------------------------------------------------------------------------------

Prepaid (accrued) pension cost             $10,161  $ 4,571  $  5,096      $(1,652)  $(1,707) $(1,366)


NET PERIODIC PENSION COST


                                               Riggs National Corporation         Riggs AP Bank
                                          ===============================   =========================
                                             1995     1994      1993         1995      1994     1993
==========================================================================================================

Service cost - benefits earned
 during the period                        $  1,299   $1,357   $ 1,773      $   517  $    489 $    489
Interest cost on projected
 benefit obligation                          5,727    5,329     5,427          778       733      917
Actual return on plan assets               (10,551)    (788)   (7,840)      (2,413)      521   (1,021)
Net amortization and deferral                4,435   (5,373)    1,285        1,156    (1,571)    (208)
------------------------------------------------------------------------------------------------------

Net periodic pension cost                 $    910   $  525   $   645      $    38  $    172 $    177


ASSUMPTIONS USED IN ACCOUNTING
  FOR THE PLANS
Weighted-average discount rate                7.25 %   8.50 %    7.50 %       8.50 %    8.50 %   8.00 %
Rates of increase in compensation levels      4.00     4.00      5.00         6.50      6.50     7.00
Expected long-term rate of
  return on plan assets                       9.00    10.00     10.00         8.50      8.50     9.00



POSTRETIREMENT BENEFITS

The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Three benefit plans are provided:
Medical and Hospitalization Insurance, Dental Insurance and Life Insurance. Substantially all active employees may become eligible for benefits if they reach normal retirement age or if they retire earlier with at least ten years' service. Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Corporation recognizes the cost of providing those benefits by expensing the annual insurance premiums, which were $5.3 million in 1995, $6.1 million in 1994 and $6.6 million in 1993.

    The Corporation accounts for post retirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 required a significant change in the Corporation's historical practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of benefits during the years that the employee renders the necessary service. Adoption of SFAS No. 106 in 1993, resulted in an accumulated transition obligation of $13.0 million, which the Corporation elected to recognize over a 20-year period. The Corporation incurred approximately $2.2 million in 1995 for postretirement health and life insurance expenses which included $651 thousand relating to the amortization of the transition obligation. This compares to $2.4 million in health and life insurance expenses for 1994 and $2.4 million for 1993, with transition obligation amortization of $651 thousand and $652 thousand, respectively.
                                      -52-

    The net periodic costs for postretirement health and life insurance benefits are as follows:


                                    1995    1994
=====================================================

Service Cost                      $  293   $  283
Interest Cost                      1,317    1,264
Other                                635      893
-------------------------------------------------

Total                             $2,245   $2,440

    The funding status of the postretirement plans and the amounts recognized in the Corporation's Consolidated Statements of Financial Condition at December 31, 1995, and 1994, follow:


                                   1995     1994
=====================================================

Accumulated postretirement
 benefit obligation:
  Retiree                       $ 11,714 $ 11,143
  Fully eligible active
   plan participants               2,337    1,416
  Other active
   plan participants               5,004    3,425
=================================================
Total                             19,055   15,984

Unrecognized transition
 obligation                      (11,074) (11,725)
Unrecognized net loss             (6,449)  (4,045)
Unrecognized prior
 service cost                      2,087    2,434
--------------------------------------------------

Accrued postretirement
 benefit cost                   $  3,619 $  2,648


    The assumed health care cost trend rate ranged from 6% to 9% for 1995, gradually decreasing to 6% by the year 2002 and remaining constant thereafter. A range of 6% to 11% was used in 1994. A discount rate of 7.25% was used at December 31, 1995 and a rate of 7.5% was used at December 31, 1994 to determine the accumulated postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1995 by $1.6 million and increase the net periodic postretirement benefit cost for 1995 by $213 thousand.

STOCK OPTION PLANS

On March 10, 1993, the Board of Directors of the Corporation adopted the 1993 Stock Option Plan (the "1993 Plan"), which was approved at the May 14, 1993, Annual Meeting of Shareholders. The 1993 Plan provides for the issuance of options to purchase shares of common stock of the Corporation. Key employees of the Corporation and certain subsidiaries may be granted either incentive or nonqualified stock options. Generally, the exercise price cannot be less than the fair market value of the common stock at the date of grant. The aggregate number of shares of common stock reserved for issuance upon exercise of options granted under the 1993 Plan is 1,250,000. Unless previously terminated by the Board of Directors, the Plan will terminate on March 10, 2003.

    A summary of the stock option activity under the 1993 Plan follows:


                                          Stock       Average Price
                                         Options       Per Share
=====================================================================

Outstanding at December 31, 1992             --           $   --
Granted                                 742,000             8.53
Exercised                                    --               --
Terminated                                1,800             9.00
================================================================
Outstanding at December 31, 1993        740,200           $ 8.53
Granted                                 596,000             9.77
Exercised                                22,400             9.00
Terminated                              465,400             8.25
================================================================
Outstanding at December 31, 1994        848,400           $ 9.54
Granted                                 300,000            10.63
Exercised                                30,050             9.07
Terminated                               41,850             9.21
----------------------------------------------------------------

Outstanding at December 31, 1995      1,076,500           $ 9.87


    On May 11, 1994, the shareholders approved the Corporation's 1994 Stock Option Plan (the "1994 Plan"), which was adopted by the Corporation's Board of Directors in February 1994. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees. Unless previously terminated by the Board of Directors, the 1994 Plan will terminate on February 9, 2004.

    A summary of the stock option activity under the 1994 Plan follows:



                                         Stock        Average Price
                                        Options          Per Share
=====================================================================

Outstanding at December 31, 1994             --           $   --
Granted                                 220,000            10.05
Exercised                                    --               --
Terminated                                   --               --
----------------------------------------------------------------

Outstanding at December 31, 1995        220,000           $10.05


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

    In October 1993, the Corporation began sponsorship of a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which is available to substantially all employees. Employees' annual contributions may be partially matched, as determined by the Board of Directors. The Corporation did not provide a matching contribution to the Plan in 1995, 1994 or 1993.
                                      -53-

NOTE 15.  FOREIGN ACTIVITIES

Foreign activities are those conducted with customers domiciled outside the United States, regardless of the location of the banking office. Foreign business activity is integrated within the Corporation. As a result, it is not possible to definitively classify the business of most operating activities as entirely domestic or foreign. The Foreign Consolidated Statements of Condition shown below reflect the portion of the Corporation's consolidated statements of condition derived from transactions with customers that are domiciled outside the United States.

FOREIGN CONSOLIDATED STATEMENTS OF CONDITION


                                                                            December 31,
                                                                   ===============================
                                                                      1995      1994      1993
=======================================================================================================

ASSETS
Deposits with Banks in Foreign Countries:
  Interest-Bearing                                                  $118,982  $176,384   $144,446
  Other                                                                3,430     2,299      6,775
=================================================================================================

Total Deposits with Banks in Foreign Countries                       122,412   178,683    151,221
Securities Available for Sale                                             --        --      1,915
Securities Held-to-Maturity                                               --        --     13,659
Loans to Foreign Customers:
  Governments and Official Institutions                               30,849    26,013     28,113
  Banks and Financial Institutions                                     6,570    11,517     14,999
  Commercial and Industrial and Commercial Property                  170,831   146,104    192,576
  Other                                                               15,760    20,886     19,530
=================================================================================================

Total Loans, Net of Unearned Discount                                224,010   204,520    255,218
Less:  Reserve for Loan Losses                                        11,968    22,899     27,785
=================================================================================================

Total Net Loans                                                      212,042   181,621    227,433
Pool Funds Provided, Net/1/                                          582,793   351,157    202,960
Other Assets                                                          44,560    47,161     65,467
-------------------------------------------------------------------------------------------------

Total Assets                                                        $961,807  $758,622   $662,655

LIABILITIES
Foreign Deposits:
  Banks in Foreign Countries                                        $ 35,130  $ 53,575   $ 50,507
  Governments and Official Institutions                              341,677   201,905    142,769
  Other                                                              425,514   390,262    410,900
=================================================================================================

Total Deposits/2/                                                    802,321   645,742    604,176
Short-Term Borrowings                                                 45,034       228        373
Other Liabilities                                                    114,452   112,652     58,106
-------------------------------------------------------------------------------------------------

Total Liabilities                                                   $961,807  $758,622   $662,655

SUPPLEMENTAL DATA ON FOREIGN DEPOSITS
Demand                                                              $150,284  $135,746   $138,241
Savings, NOW and Money Market                                        278,563   236,241    252,785
Time/3/                                                              373,474   273,755    213,150
-------------------------------------------------------------------------------------------------

Total Foreign Deposits                                              $802,321  $645,742   $604,176

[FN]

/1/ Pool Funds Provided, Net are amounts contributed by foreign activities to fund domestic activities.

/2/ Foreign deposits in domestic offices totaled $510.6 million, $370.5 million and $395.4 million at December 31, 1995, 1994 and 1993, respectively.

/3/ A majority of time deposits are in amounts of $100 thousand or more.
                                      -54-

    The table to the right reflects changes in the reserve for loan losses on loans to customers domiciled outside the United States. Allocations of the provision for loan losses are based upon actual charge-off experience and additional amounts deemed necessary in relation to risks inherent in the foreign loan portfolio.

    The table below reflects foreign assets by geographical location for the last three years and selected categories of the Consolidated Statements of Income. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank's home country are considered as loans to, or deposits with, the foreign bank. To measure profitability of foreign activity, the Corporation has established a funds pricing system for units that are users or providers of funds. Noninterest income and expense allocations are based on earning assets identified in each geographical area.


FOREIGN RESERVE FOR LOAN LOSSES

                                1995      1994     1993
===============================================================

Balance, January 1            $ 22,899  $ 27,785  $ 25,481

Provisions for Loan Losses     (13,192)   (7,899)   29,511

Loans Charged-Off                6,107     3,219    31,400
Less: Recoveries on
       Charged-Off Loans         8,399     5,034     4,712
==========================================================

Net (Recoveries) Charge-Offs    (2,292)   (1,815)   26,688

Foreign Exchange
  Translation Adjustments          (31)    1,198      (519)
-----------------------------------------------------------

Balance, December 31          $ 11,968  $ 22,899  $ 27,785




GEOGRAPHICAL PERFORMANCE


                                                                                  Income (Loss)   Net
                                              Total Assets    Total       Total      before     Income
                                              December 31,   Revenue    Expenses  Income Taxes  (Loss)
===========================================================================================================

Middle East and Africa                  1995   $ 52,980     $  7,925    $  4,706   $  3,219    $  3,206
                                        1994     53,890       10,581      11,704     (1,123)     (1,105)
                                        1993     51,703       10,575      11,536       (961)     (1,023)
=======================================================================================================

Europe                                  1995    266,821       37,451      22,242     15,209      15,150
                                        1994    291,837       22,825      11,592     11,233      11,054
                                        1993    296,693       33,538      92,604    (59,066)    (62,829)
=======================================================================================================

Asia/Pacific                            1995     11,425        1,557         925        632         630
                                        1994     12,122        3,184       1,765      1,419       1,396
                                        1993     11,755        4,681       2,823      1,858       1,976
=======================================================================================================

South and Central America               1995      3,911          467         277        190         189
                                        1994      9,869        7,940       3,192      4,748       4,673
                                        1993     22,200       10,278       6,028      4,250       4,521
=======================================================================================================

Caribbean                               1995     28,819       11,078       6,579      4,499       4,482
                                        1994     26,093        1,209       1,780       (571)       (562)
                                        1993     73,456        1,774       1,745         29          31
=======================================================================================================

Other                                   1995     15,058        1,374         815        559         557
                                        1994     13,654        1,353         690        663         653
                                        1993      3,888        2,065       1,520        545         579
-------------------------------------------------------------------------------------------------------

Total Foreign/1/                        1995   $379,014     $ 59,852    $ 35,544   $ 24,308    $ 24,214
                                        1994    407,465       47,092      30,723     16,369      16,109
                                        1993    459,695       62,911     116,256    (53,345)    (56,745)

-------------------------------------------------------------------------------------------------------

Percentage of Foreign                   1995          8 %         16 %        12 %       28 %        28 %
  To Consolidated                       1994          9           13          10         49          47
                                        1993         10           17          25       n/a         n/a

[FN]

/1/ Foreign assets at December 31, 1995, 1994 and 1993, exclude net pool funds contributed by foreign activities to fund domestic activities.
                                      -55-

NOTE 16.  PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF INCOME


                                                                        Years Ended December 31,
                                                                    ------------------------------
                                                                        1995      1994      1993
=====================================================================================================

REVENUES
Dividends from Subsidiaries                                          $ 1,674  $  1,850   $  1,594
Interest on Time Deposit Placements                                       --        43        173
Interest on Reverse Repurchase Agreements                              6,153     6,287      1,755
Interest and Dividends on Securities Held-to-Maturity                     --       217        809
Interest and Dividends on Securities Available for Sale                  471        --         --
Other Operating Income                                                 2,329     1,484      2,502
=================================================================================================
Total Revenues                                                        10,627     9,881      6,833

OPERATING EXPENSES
Interest Expense                                                      19,176    20,229     15,009
Other Operating Expenses                                               3,082     4,710      3,995
=================================================================================================
Total Operating Expenses                                              22,258    24,939     19,004

Income (Loss) before Taxes                                           (11,631)  (15,058)   (12,171)
Applicable Income Tax (Benefit) Expense/1/                            (4,886)  (10,478)    (1,780)
=================================================================================================
Income (Loss) before Undistributed Earnings (Losses) of Subsidiaries  (6,745)   (4,580)   (10,391)
Undistributed Earnings (Losses) of Subsidiaries                       94,547    38,599    (83,820)
-------------------------------------------------------------------------------------------------
Net Income (Loss)                                                   $ 87,802  $ 34,019   $(94,211)

[FN]

/1/ Applicable income taxes are provided for based on parent corporation income only and do not reflect the tax expense or benefit of the subsidiaries' operations.



STATEMENTS OF CONDITION


                                                                                   December 31,
                                                                               -------------------
                                                                                1995         1994
=====================================================================================================

ASSETS
Cash and Due from Banks                                                       $  1,015   $  1,099
Intercompany Reverse Repurchase Agreements                                     109,700    114,400
Securities Available for Sale (at Market Value)                                  4,700      8,000
Premises and Equipment, Net                                                      9,346      9,921
Investment in Subsidiaries                                                     458,221    333,430
Other Assets                                                                    16,632     24,476
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $599,614   $491,326


LIABILITIES
Other Liabilities                                                             $  5,320   $  6,038
Long-Term Debt                                                                 217,625    217,625
=================================================================================================
TOTAL LIABILITIES                                                              222,945    223,663

STOCKHOLDERS' EQUITY
Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31, 1995, and 1994;
    Liquidation Preference - $25 per share
  Noncumulative Perpetual Series B - 4,000,000 shares at
    December 31, 1995, and 1994                                                  4,000      4,000
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31, 1995, and 1994
  Shares Issued-31,175,262 at December 31, 1995,
    and 31,145,212 at December 31, 1994                                         77,938     77,863
Surplus - Preferred Stock                                                       91,192     91,192
Surplus - Common Stock                                                         156,320    156,123
Foreign Exchange Translation Adjustments                                          (873)      (634)
Undivided Profits (Accumulated Deficit)                                         68,038     (9,014)
Unrealized Gain (Loss) on Securities Available for Sale, Net                     3,777    (28,144)
Treasury Stock - 900,798 shares at December 31, 1995, and 1994                 (23,723)   (23,723)
=================================================================================================
TOTAL STOCKHOLDERS' EQUITY                                                     376,669    267,663
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $599,614   $491,326

                                      -56-

STATEMENTS OF CASH FLOWS


                                                                           December 31,
                                                                    --------------------------
                                                                      1995      1994      1993
=====================================================================================================

Cash Flows from Operating Activities:
Net Income (Loss)                                                  $  87,802 $  34,019  $ (94,211)
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used In) Operating Activities:
  Depreciation and Purchase Accounting Adjustments                     1,349     1,431      1,537
  Losses on Securities Available for Sale                                 --     1,198         --
  Decrease (Increase) in Other Assets                                  6,785   (10,326)    (2,407)
  (Decrease) Increase in Other Liabilities                              (718)    8,163        163
  Undistributed (Earnings) Losses of Subsidiaries                    (94,547)  (38,599)    83,820
=================================================================================================

    Total Adjustments                                                (87,131)  (38,133)    83,113
=================================================================================================

Net Cash Provided by (Used in) Operating Activities                      671    (4,114)   (11,098)
=================================================================================================

Cash Flows from Investing Activities:
  Proceeds from Maturities of Securities Held-to-Maturity                 --   134,783         --
  Purchase of Securities Held-to-Maturity                                 --        --   (134,783)
  Purchase of Securities Available for Sale                               --   (10,000)        --
  Proceeds from Maturities of Securities Available for Sale            5,000        --         --
  Net Increase in Premises, Net                                          (21)     (252)        (1)
  Net Increase in Investment in Subsidiaries                              --       (11)   (50,040)
  Other, Net                                                              --        --      1,679
=================================================================================================

Net Cash Provided by (Used in) Investing Activities                    4,979   124,520   (183,145)
=================================================================================================

Cash Flows from Financing Activities:
  Net (Decrease) Increase in Short-Term Borrowings                        --  (134,660)   134,660
  Net Proceeds from the Issuance of Long-Term Debt                        --   121,250         --
  Repayments of Long-Term Debt                                            --  (120,700)        --
  Net Proceeds from the (Repurchase) Issuance
     of Preferred Stock                                                   --   (19,113)    95,309
  Net Proceeds from Issuance of Common Stock                             272       201     36,951
  Dividend Payments - Preferred                                      (10,750)  (12,124)    (1,434)
  Other, Net                                                              --      (162)        --
=================================================================================================

Net Cash (Used in) Provided by Financing Activities                  (10,478) (165,308)   265,486
=================================================================================================

Effect of Exchange Rate Changes                                           44       893      9,886
=================================================================================================

Net (Decrease) Increase in Cash and Cash Equivalents                  (4,784)  (44,009)    81,129

Cash and Cash Equivalents at Beginning of Year                       115,499   159,508     78,379
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                           $ 110,715 $ 115,499  $ 159,508

Supplemental Disclosures:
  Interest Paid                                                    $  19,181 $  19,145  $  14,469
  Income Tax Refunds                                                  (7,870)   (7,409)        --

                                      -57-

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

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



/s/ JOE. L. ALLBRITTON   /s/ TIMOTHY C. COUGHLIN     /s/ JOHN L. DAVIS

  Joe L. Allbritton         Timothy C. Coughlin        John L. Davis
Chairman of the Board            President          Chief Financial Officer
 and Chief Executive
  Officer
                                      -58-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO RIGGS NATIONAL CORPORATION:

    We have audited the accompanying consolidated statements of condition of RIGGS NATIONAL CORPORATION (a Delaware corporation) and its subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of Riggs National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Washington, D.C.,
   January 17, 1996
                                      -59-

SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL INFORMATION


                                                                                   1995
                                                                ---------------------------------------
Unaudited for the Years Ended December 31, 1995, 1994 and 1993    First    Second     Third    Fourth
(In thousands, except per share amounts)                         Quarter   Quarter   Quarter   Quarter
===========================================================================================================

Interest Income                                                $ 72,225  $ 76,475   $ 75,863   $ 74,236
Interest Expense                                                 34,173    38,488     38,508     36,652
=======================================================================================================

Net Interest Income                                              38,052    37,987     37,355     37,584
Less:  Provision for Loan Losses                                     --        --    (55,000)        --
=======================================================================================================

Net Interest Income (Loss) after Provision for Loan Losses       38,052    37,987     92,355     37,584
Noninterest Income                                               17,998    18,338     18,345     19,323
Noninterest Expense                                              47,151    46,870     53,994     43,819
=======================================================================================================

Income (Loss) before Taxes                                        8,899     9,455     56,706     13,088
Applicable Income Tax (Benefit) Expense                             104        87         64         91
=======================================================================================================

Net Income (Loss)                                                 8,795     9,368     56,642     12,997
Less:  Dividends on Preferred Stock                               2,688     2,687      2,688      2,687
=======================================================================================================

Net Income (Loss) Available for Common Stock                   $  6,107  $  6,681   $ 53,954   $ 10,310
=======================================================================================================

Earnings (Loss) Per Common Share                               $    .20  $    .22   $   1.78   $    .34





CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION


                                                       1995       1994        1993       1992       1991
============================================================================================================

NET INCOME TO AVERAGE:
Earning Assets                                         2.13%       .84%     (2.18)%     (.46)%    (1.18)%
Total Assets                                           1.92        .76      (1.91)      (.40)     (1.04)
Stockholders' Equity                                  28.25      12.01     (42.84)     (7.99)    (25.19)
========================================================================================================

AVERAGE:
Loans to Deposits                                     67.91%     69.80%     51.65%     55.33%     64.64%
Stockholders' Equity to Loans                         12.22      10.89      10.08      10.26       7.36
Stockholders' Equity to Deposits                       8.30       7.60       5.21       5.68       4.76
Stockholders' Equity to Assets                         6.80       6.29       4.46       5.00       4.15
========================================================================================================

AT DECEMBER 31:
Reserve for Loan Losses to Net Loans                   2.20%      3.81%      3.42%      3.86%      3.45%

Common Stockholders                                   3,236      3,712      4,488      4,481      4,389
Employees                                             1,576      1,624      1,667      2,147      2,187
Banking Offices                                          65         68         75         76         75
========================================================================================================

PER SHARE DATA:
Dividend Payout Ratio                                  n/a        n/a         n/a        n/a        n/a
Average Common Shares Outstanding               30,257,585  30,230,213 26,208,315 24,534,063 13,777,014
Book Value per Common Share                          $9.30       $5.70      $5.92      $8.98     $14.88
========================================================================================================

                                      -60-


                           1994                                                    1993
        =========================================             ==========================================
          First     Second      Third     Fourth                  First     Second      Third    Fourth
         Quarter    Quarter    Quarter    Quarter                Quarter    Quarter    Quarter   Quarter
=============================================================================================================

       $ 63,898   $ 64,423  $ 67,419   $ 70,265                $ 67,784  $ 65,290   $ 61,961   $ 61,916
         26,939     26,189    27,936     31,659                  33,829    32,044     29,511     26,746
=======================================================================================================

         36,959     38,234    39,483     38,606                  33,955    33,246     32,450     35,170
          2,100      2,100     2,100         --                  14,200    49,193      3,772      2,125
=======================================================================================================

         34,859     36,134    37,383     38,606                  19,755   (15,947)    28,678     33,045
         26,771     22,562    18,793     17,398                  22,250    47,274     21,887     21,239
         53,587     49,556    47,775     48,102                  69,461    98,660     47,510     51,121
=======================================================================================================

          8,043      9,140     8,401      7,902                 (27,456)  (67,333)     3,055      3,163
            130       (693)      171       (141)                    165     5,300         93         82
=======================================================================================================

          7,913      9,833     8,230      8,043                 (27,621)  (72,633)     2,962      3,081
          3,345      3,046     3,045      2,688                     358       358        359        359
=======================================================================================================

       $  4,568   $  6,787  $  5,185   $  5,355                $(27,979) $(72,991)  $  2,603   $  2,722
=======================================================================================================

       $    .15   $    .23  $    .17   $    .17                $  (1.11) $  (2.89)  $    .10   $    .09



QUARTERLY STOCK INFORMATION/1/


                                                                         Price Range           Dividends
                                                                      High         Low         Declared
=============================================================================================================

1995  Fourth Quarter                                                 $14.625    $12.25         $   --
      Third Quarter                                                   13.625      9.75             --
      Second Quarter                                                  10.50       9.125            --
      First Quarter                                                    9.50       7.875            --
=====================================================================================================

1994  Fourth Quarter                                                 $10.50     $ 7.50         $   --
      Third Quarter                                                   11.25       8.75             --
      Second Quarter                                                  10.25       7.75             --
      First Quarter                                                   10.75       8.375            --
=====================================================================================================

1993  Fourth Quarter                                                 $ 9.375    $ 7.875        $   --
      Third Quarter                                                    9.50       6.25             --
      Second Quarter                                                  10.625      7.125            --
      First Quarter                                                   11.625      7.75             --
=====================================================================================================

[FN]

/1/ The high and low information listed above represents high and low sales prices as reported on the NASDAQ National Market System.
                                      -61-

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES


                                              1995                         1994                       1993
                                    -------------------------   --------------------------   -------------------------
                                                      Average                      Average                     Average
                                    Average   Income/ Yields/   Average   Income/  Yields/   Average  Income/  Yields/
(In thousands)                      Balances  Expense Rates     Balances  Expense   Rates   Balances  Expense  Rates
========================================================================================================================
ASSETS
Loans, Net of Unearned Discounts     $195,058  $16,229  8.32%  $ 237,617  $ 18,397  7.74%  $ 319,070  $23,316  7.31%
Securities                                 --       --    --       5,967       909 15.23      22,600    2,942 13.02
Time Deposits with Other Banks        158,063   10,200  6.45     132,753     6,286  4.74     315,490   14,035  4.45
Pool Funds Provided, Net/1/           462,003   27,905  6.04     285,210    13,547  4.75     190,348    6,281  3.30
===================================================================================================================
TOTAL EARNING ASSETS AND
  AVERAGE RATE EARNED                 815,124   54,334  6.67     661,547    39,139  5.92     847,508   46,574  5.50
Less:    Reserve for Loan Losses       18,436                     24,589                      28,834
Cash and Due from Banks                24,501                     25,571                      26,714
Premises and Equipment, Net            15,607                     16,482                      19,038
Other Assets                            9,380                     17,710                      44,309
===================================================================================================================
TOTAL ASSETS                         $846,176                   $696,721                    $908,735


LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Savings, NOW and
    Money Market                     $247,755  $ 7,750  3.13%   $252,225   $ 6,047  2.40%    $315,119 $ 7,268  2.31%
  Other Time                          311,832   18,975  6.09     207,427    11,341  5.47      376,399  22,929  6.09
===================================================================================================================
Total Interest-Bearing Deposits       559,587   26,725  4.78     459,652    17,388  3.78      691,518  30,197  4.37
Short-Term Borrowings                  36,062    1,883  5.22       4,093       135  3.29          389      19  4.84
===================================================================================================================
TOTAL INTEREST-BEARING FUNDS
  AND AVERAGE RATE INCURRED           595,649   28,608  4.80     463,745    17,523  3.78      691,907  30,216  4.37
Demand Deposits                       144,322                    143,470                      143,521
Other Liabilities and
  Stockholders' Equity                106,205                     89,506                       73,307
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $846,176                   $696,721                     $908,735

NET INTEREST INCOME AND SPREAD                 $25,726  1.86%              $21,616  2.14%             $16,358  1.13%

NET INTEREST MARGIN ON EARNING ASSETS                   3.16%                       3.27%                      1.93%



FOREIGN NET INTEREST INCOME CHANGES/2/


                                            1995 Versus 1994                    1994 Versus 1993
                                     -----------------------------        ---------------------------
                                      Due to     Due to      Total        Due to     Due to    Total
(In thousands)                         Rate      Volume     Change         Rate      Volume   Change
=============================================================================================================

Interest Income:
  Loans (Including Fees)              $1,304   $(3,472)   $(2,168)      $  1,309  $ (6,228)$ (4,919)
  Securities                            (455)     (454)      (909)           430    (2,463)  (2,033)
  Time Deposits with Other Banks       2,560     1,354      3,914            861    (8,610)  (7,749)
  Pool Funds Supplied, Net             4,374     9,984     14,358          3,405     3,861    7,266
====================================================================================================
Total Interest Income                  7,783     7,412     15,195          6,005   (13,440)  (7,435)

Interest Expense:
  Savings, NOW and
    Money Market Accounts              1,812      (109)     1,703            275    (1,496)  (1,221)
  Other Time Deposits                  1,403     6,231      7,634         (2,142)   (9,446) (11,588)
  Short-Term Borrowings                  121     1,627      1,748             (8)      124      116
====================================================================================================
Total Interest Expense                 3,336     7,749     11,085         (1,875)  (10,818) (12,693)
====================================================================================================
Net Interest Income                   $4,447   $  (337)   $ 4,110        $ 7,880  $ (2,622)$  5,258


[FN]

/1/ Pool Funds Provided, Net, are amounts contributed by foreign activities to fund domestic activities.

/2/ The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other.
                                      -62-

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                           PART III


ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by this Item pertaining to directors of the Corporation is included in the Corporation's proxy statement for its 1996 Annual Meeting of Stockholders. The information required by this Item pertaining to executive officers of the Corporation is as follows:


EXECUTIVE OFFICER*                         POSITION                      AGE

Joe L. Allbritton        Chairman of the Board and Chief Executive
                           Officer of the Corporation and Chairman
                           of the Board Riggs-Washington                  71
Robert L. Sloan          Vice Chairman of the Board                       49
Timothy C. Coughlin      President of the Corporation                     53
Fred L. Bollerer         Director of the Corporation and President
                           and Chief Executive Officer of
                           Riggs-Washington                               53
John L. Davis            Chief Financial Officer of the Corporation
                           and Executive Vice President and Chief
                           Financial Officer of Riggs-Washington          54
Joseph W. Barr           Executive Vice President of Riggs-Washington--
                           Community Banking                              46
Paul Cushman, III        Executive Vice President of Riggs-Washington--
                           International Banking                          35
Henry A. Dudley, Jr.     Executive Vice President of Riggs-Washington--
                           Chief Trust Officer                            49
S. Dean Lesiak           Executive Vice President of Riggs-Washington--
                           Risk Management                                43
Timothy A. Lex           Executive Vice President of Riggs-Washington--
                           Chief Operating Officer                        38
James R. Mayo            Executive Vice President of Riggs-Washington--
                           Chief Technology Officer                       56
David W. Scott           Senior Vice President of Riggs-Washington--
                           Chief Credit Officer                           34
Alfred J. Serafino       Executive Vice President of Riggs-Washington--
                           Relationship Banking                           47

* Executive officers of Riggs National Corporation, including certain executive officers of Riggs-Washington, as of January 24, 1996.
                                      -63-

EXPERIENCE OF MANAGEMENT

Joe L. Allbritton has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs-Washington since 1983 and was the Chief Executive Officer of Riggs-Washington from 1982 to June 1993. Mr. Allbritton was the beneficial owner of approximately 33% of the Common Stock of the Corporation as of March 27, 1996. He also serves as Chairman of the Board of, and is the owner of, Perpetual Corporation, Allbritton Communications Company, Westfield News Advertiser, Inc. and University Bancshares, Inc.

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

Fred L. Bollerer was appointed President and Chief Executive Officer of Riggs-Washington in July 1994 after serving as Executive Vice President in charge of the General Banking Group since October 1993. During 1988 and 1989, Mr. Bollerer was the President and Chief Operating Officer of First American, N.A. of Washington, D.C. From 1989 to 1993, Mr. Bollerer was the Chairman and Chief Executive Officer of First American Metro Corporation.

John L. Davis has served as Chief Financial Officer of the Corporation and Executive Vice President and Chief Financial Officer of Riggs-Washington since June 1993. Mr. Davis served as Senior Vice President and Controller of First Florida Bank, N.A. from 1990 to 1992 and as Senior Vice President and Chief Financial Officer of First Union National Bank of Georgia from 1987 to 1990.

Joseph W. Barr has served as Executive Vice President in charge of Community Banking since July 1993. He served as Executive Vice President in charge of Retail Banking at First American Metro Corp. from 1992 to June 1993 and as Executive Vice President in charge of Community Banking at Perpetual Savings Bank, F.S.B. from 1989 to 1992.

Paul Cushman, III has served as Executive Vice President of Riggs-Washington in charge of the International Banking since 1992. He was Senior Vice President of Riggs-Washington from 1989 to 1992 and Vice President of Riggs-Washington from 1987 to 1989.

Henry A. Dudley, Jr. , Executive Vice President, has served as Chief Trust Officer in charge of Financial Services, which includes the Trust Division, Riggs Investment Management Corporation (RIMCO), and the Domestic Private Banking Division, since 1994. He previously served as Executive Vice President of the Domestic Private Banking Division, Senior Vice President of Corporate Banking and Vice President of the International Division.

S. Dean Lesiak has served as Executive Vice President of Riggs-Washington in charge of Risk Management since July 1993. He served as Chief Compliance Officer of First Florida Banks, Inc. from 1992 to 1993, as Senior Vice President--Senior Credit Policy Officer of First Florida Banks, Inc. from 1988 to 1991, and as a Senior Loan Review Officer, Society Corporation, Cleveland, Ohio from 1984 to 1989. Mr. Lesiak also served as a National Bank Examiner at the OCC for over ten years.

Timothy A. Lex, Executive Vice President, was recently appointed Chief Operating Officer of Riggs-Washington, in charge of Relationship, International and Embassy Banking. Mr. Lex has served in various management positions during the past 12 years, including such positions as Managing Director of Riggs AP Bank and President and Chief Executive Officer of Riggs-Virginia.

James R. Mayo has served as Executive Vice President and Chief Technology Officer since October 1994. He was Service Center Manager of First Union/South Florida Operations, Pompano Beach.

David W. Scott, Senior Vice President, was recently appointed Chief Credit Officer of Riggs-Washington. Mr. Scott has served in various management positions during the past 10 years, including such positions as Head of Loan Review and Chief Credit Officer of Riggs AP Bank.

Alfred J. Serafino serves as Executive Vice President-Relationship Banking.
He has also served as Executive Vice President in Commercial Banking and President and Chief Executive Officer of Riggs-Maryland. Mr. Serafino served as Regional Executive Officer in charge of the Maryland West Commercial Division at Sovran Bank for 12 years.
                                      -64-

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



ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Notes to Consolidated Financial Statements-Note 4" of this Form 10-K and in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K.
                                      -65-

                                PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

14(a)   Financial Statements                                          Page(s)

The following are submitted under Item 8:
        Consolidated Statements of Income--Years Ended
               December 31, 1995, 1994 and 1993.                        28
        Consolidated Statements of Condition--
               At December 31, 1995 and 1994.                           29
        Consolidated Statements of Changes in Stockholders'
               Equity--Years Ended December 31, 1995, 1994
               and 1993.                                                30
        Consolidated Statements of Cash Flows--Years Ended
               December 31, 1995, 1994 and 1993.                        31
        Notes to Consolidated Financial Statements as of
               December 31, 1995, 1994, and 1993.                    32-57
        Management's Report on Financial Statements                     58
        Report of Independent Public Accountants                        59


14(B)   REPORTS ON FORM 8-K

        None.


14(C)   EXHIBITS

The exhibits listed on the Index to Exhibits on Pages 68 through 69 hereof are incorporated by reference or filed herewith in response to this item.
                                      -66-

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGGS NATIONAL CORPORATION                  /s/ JOE L. ALLBRITTON
                                            ___________________________
                                            Joe L. Allbritton,
                                            Chairman of the Board
                                              and Chief Executive Officer
                                            March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ TIMOTHY C. COUGHLIN
________________________                    President
Timothy C. Coughlin

/s/ JOHN L. DAVIS
________________________                    Chief Financial Officer
John L. Davis                               (Principal Financial
                                            and Accounting Officer)

BARBARA B. ALLBRITTON*                      Director
------------------------
(Barbara B. Allbritton)

ROBERT L. ALLBRITTON*                       Director
------------------------
(Robert L. Allbritton)

FRED L. BOLLERER*                           Director
------------------------
(Fred L. Bollerer)

CALVIN CAFRITZ*                             Director
------------------------
(Calvin Cafritz)

CHARLES A. CAMALIER,  III*                  Director
------------------------
(Charles A. Camalier, III)

RONALD E. CUNEO*                            Director
------------------------
(Ronald E. Cuneo)

FLOYD E. DAVIS, III*                        Director
------------------------
(Floyd E. Davis, III)

JACQUELINE C. DUCHANGE*                     Director
------------------------
(Jacqueline C. Duchange)

MICHELA A. ENGLISH*                         Director
------------------------
(Michela A. English)

JAMES E. FITZGERALD, M.D.*                  Director
------------------------
(James E. Fitzgerald, M.D.)

DAVID J. GLADSTONE*                         Director
------------------------
(David J. Gladstone)

LAWRENCE I. HEBERT*                         Director
------------------------
(Lawrence I. Hebert)

MICHAEL J. JACKSON*                         Director
------------------------
(Michael J. Jackson)

LEO J. O'DONOVAN, S.J.*                     Director
------------------------
(Leo J. O'Donovan, S.J.)

STEVEN B. PFEIFFER*                         Director
------------------------
(Steven B. Pfeiffer)

JOHN A. SARGENT*                            Director
------------------------
(John A. Sargent)

ROBERT L. SLOAN*                            Vice Chairman
------------------------                       of the Board
(Robert L. Sloan)

JAMES W. SYMINGTON*                         Director
------------------------
(James W. Symington)

JACK VALENTI*                               Director
------------------------
(Jack Valenti)

EDDIE N. WILLIAMS*                          Director
------------------------
(Eddie N. Williams)

*By:
    /s/ MARY B. LEMONT
    ----------------------
    Mary B. LeMont, Attorney-in-fact
    March 28, 1996
                                      -67-

                            INDEX TO EXHIBITS

Exhibit
  No.                           Description                             Pages
-----------------------------------------------------------------------------

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

 (10.3) Split Dollar Life Insurance Plan Agreements. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year 1989, SEC File No. 0-9756.)
                                      -68-

Exhibit
  No.                          Description                              Pages
-----------------------------------------------------------------------------

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

 (10.7) 1993 Stock Option Plan as amended May 11, 1994, and the 1994
        Stock Option Plan (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994, SEC File No. 0-9756.)

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

(10.10) Description of 1994 Bonus Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended
        September 30, 1994, SEC File No. 0-9756.)

(10.11) Supplemental Executive Retirement Plan, as amended
        December 14, 1994. (Incorporated by reference to the Registrant's Form 10-K for the year ended 1994, SEC
        File No. 0-9756.)

(10.12) Trust Agreement, dated December 14, 1994, for the
        Supplemental Executive Retirement Plan and the Split Dollar Life Insurance and Supplemental Death Benefit Plans.
        (Incorporated by reference to the Registrant's Form 10-K for the year ended 1994, SEC File No. 0-9756.)

(10.13) Description of 1995 Incentive Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995, SEC File No. 0-9756.)

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

   (22) Proxy Statement dated October 6, 1989 and incorporated by reference (Commission File No. 0-9756.)

   (24) Power of Attorney                                            Exhibit 24
                                                                      1-20



Exhibits omitted are not required or not applicable.

Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders, except for Items 402 (k) and (l) of Regulation S-K are incorporated by reference in Parts I and III of this Annual Report.
                                      -69-