Form 10-Q
period 1996-03-31
RIGGS NATIONAL CORP
filed 1996-05-14
CIK 350847

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         (MARK ONE)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER 0-9756

                         RIGGS NATIONAL CORPORATION
           ______________________________________________________
           (Exact name of registrant as specified in its charter)

                    DELAWARE                        52-1217953
         ___________________________________________________________
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

           1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20005
         __________________________________________________________
         (Address of principal executive offices)       (Zip Code)

                               (202) 835-6000
             ___________________________________________________
            (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $2.50 PAR VALUE                        30,294,464  SHARES
  ______________________________                 _____________________________
      (Title of Class)                           (Outstanding at May 10, 1996)

                         RIGGS NATIONAL CORPORATION


                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                        PAGE NO.


Item 1.      Financial Statements-Unaudited

         Consolidated Statements of Income
         Three months ended March 31, 1996 and 1995                       3

         Consolidated Statements of Condition
         March 31, 1996 and 1995, and December 31, 1995                   4

         Consolidated Statements of Changes
           in Stockholders' Equity
         Three months ended March 31, 1996 and 1995                       5

         Consolidated Statements of Cash Flows
         Three months ended March 31, 1996 and 1995                       6

         Financial Ratios and Other Financial Data                        7

         Notes to the Consolidated Financial Statements                8-13


Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     14-29



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            None

Item 2.  Change in Securities                                         None

Item 3.  Defaults Upon Senior Securities                              None

Item 4.  Submission of Matters to a Vote of Security Holders          None

Item 5.  Other Information                                            None

Item 6.  Exhibits and Reports on Form 8-K                             None


Signatures                                                              30

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                          THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       MARCH 31,
                                                         --------------------
                                                           1996     1995
- -----------------------------------------------------------------------------

INTEREST INCOME
  Interest and Fees on Loans                               $51,609  $49,678
  Interest on Securities:
      Available for Sale                                    14,241    9,315
      Held-to-Maturity                                           -    6,145
- -----------------------------------------------------------------------------
  Total Interest on Securities                              14,241   15,460
- -----------------------------------------------------------------------------
  Interest on Money Market Assets:
      Time Deposits with Other Banks                         3,413    3,483
      Federal Funds Sold and Reverse Repurchase Agreements   5,307    3,604
- -----------------------------------------------------------------------------
  Total Interest on Money Market Assets                      8,720    7,087
- -----------------------------------------------------------------------------

  Total Interest Income                                     74,570   72,225

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                               4,647    4,904
      Money Market Deposit Accounts                          8,493    7,921
      Time Deposits in Domestic Offices                     10,271    9,255
      Time Deposits in Foreign Offices                       4,597    4,408
- -----------------------------------------------------------------------------
  Total Interest on Deposits                                28,008   26,488
- -----------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements      2,702    2,216
      U.S. Treasury Demand Notes and
        Other Short-Term Borrowings                            165      662
      Long-Term Debt                                         4,763    4,807
- -----------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and
      Long-Term Debt                                         7,630    7,685
- -----------------------------------------------------------------------------

  Total Interest Expense                                    35,638   34,173
- -----------------------------------------------------------------------------

  Net Interest Income                                       38,932   38,052
  Less:  Provision for Loan Losses                               -        -
- -----------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses       38,932   38,052


NONINTEREST INCOME
  Service Charges and Fees                                   8,673    8,763
  Trust Income                                               7,874    6,642
  Other Noninterest Income                                   3,075    2,547
  Securities Gains, Net                                      5,953       46
- -----------------------------------------------------------------------------
  Total Noninterest Income                                  25,575   17,998

NONINTEREST EXPENSE
  Salaries and Wages                                        14,621   16,157
  Pensions and Other Employee Benefits                       3,869    4,628
  Occupancy, Net                                             5,291    5,272
  Data Processing Services                                   4,470    4,358
  Furniture and Equipment                                    1,862    2,006
  Advertising and Public Relations                           1,371    1,254
  FDIC Insurance                                                 3    1,989
  Other Real Estate Owned Expense (Income), Net                 (3)  (1,084)
  Other Noninterest Expense                                 11,520   12,571
- -----------------------------------------------------------------------------
  Total Noninterest Expense                                 43,004   47,151

  Income before Taxes                                       21,503    8,899
  Applicable Income Tax Expense                                 52      104
- -----------------------------------------------------------------------------
  Net Income                                                21,451    8,795

  Dividends on Preferred Stock                              (2,688)  (2,688)
- -----------------------------------------------------------------------------
  Net Income Available for Common Stock                    $18,763  $ 6,107

EARNINGS PER COMMON SHARE                                  $   .61  $   .20

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                            MARCH 31, MARCH 31, DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        1996      1995      1995
- ---------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                   $  261,537 $  198,636 $ 253,414
  Money Market Assets:
      Time Deposits with Other Banks           234,743    255,037   231,374
      Federal Funds Sold and
       Reverse Repurchase Agreements           355,000    192,000   423,000
- ---------------------------------------------------------------------------
  Total Money Market Assets                    589,743    447,037   654,374
- ---------------------------------------------------------------------------
  Securities:
      Available for Sale (at Market Value)   1,149,332    601,246   970,006
      Held-to-Maturity (Market
        Value: March 31, 1995, $514,838)             -    518,808         -
- ---------------------------------------------------------------------------
  Total Securities                           1,149,332  1,120,054   970,006
- ---------------------------------------------------------------------------
  Loans                                      2,507,499  2,531,486 2,571,959
  Reserve for Loan Losses                       57,227     94,299    56,546
- ---------------------------------------------------------------------------
  Net Loans                                  2,450,272  2,437,187 2,515,413
- ---------------------------------------------------------------------------
  Premises and Equipment, Net                  156,324    150,079   154,770
  Accrued Interest Receivable                   40,028     29,094    29,578
  Other Real Estate Owned, Net                  32,706     46,141    33,197
  Other Assets                                 131,289    110,296   121,781
- ---------------------------------------------------------------------------
  Total Assets                              $4,811,231 $4,538,524$4,732,533


LIABILITIES
  Noninterest-Bearing Demand Deposits       $  814,369 $  836,660$  910,887
  Interest-Bearing Deposits:
      Savings and NOW Accounts                 863,783    856,555   848,242
      Money Market Deposit Accounts            966,781    957,234   951,117
      Time Deposits in Domestic Offices        818,308    886,509   857,036
      Time Deposits in Foreign Offices         328,901    286,866   317,897
- ---------------------------------------------------------------------------
  Total Interest-Bearing Deposits            2,977,773  2,987,164 2,974,292
- ---------------------------------------------------------------------------
  Total Deposits                             3,792,142  3,823,824 3,885,179
- ---------------------------------------------------------------------------
  Short-Term Borrowings:
      Federal Funds Purchased and
        Repurchase Agreements                  347,017    102,346   186,009
      U.S. Treasury Demand Notes and
        Other Short-Term Borrowings             17,923     39,700    15,466
- ---------------------------------------------------------------------------
  Total Short-Term Borrowings                  364,940    142,046   201,475
- ---------------------------------------------------------------------------
  Other Liabilities                             46,450     67,942    51,585
  Long-Term Debt                               217,625    217,625   217,625
- ---------------------------------------------------------------------------
  Total Liabilities                          4,421,157  4,251,437 4,355,864

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at
       March 31, 1996 and 1995, and
       December 31, 1995; Liquidation
       Preference - $25 per share
      Shares Issued - Noncumulative
       Perpetual Series B - 4,000,000 shares
       at March 31, 1996 and 1995, and
       December 31, 1995                         4,000      4,000     4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at
       March 31, 1996 and 1995, and
       December 31, 1995
      Shares Issued - 31,194,262 at
       March 31, 1996, 31,145,212 at
       March 31, 1995 and 31,175,262 at
       December 31, 1995                        77,986     77,863    77,938
  Surplus - Preferred Stock                     91,192     91,192    91,192
  Surplus - Common Stock                       156,463    156,123   156,320
  Foreign Exchange Translation Adjustments        (990)      (481)     (873)
  Undivided Profits (Accumulated Deficit)       86,801     (2,907)   68,038
  Unrealized Gain (Loss) on
    Securities Available for Sale, Net          (1,655)   (14,980)    3,777
  Treasury Stock-900,798 shares at
    March 31, 1996 and 1995, and
    December 31, 1995                          (23,723)   (23,723)  (23,723)
- ---------------------------------------------------------------------------
  Total Stockholders' Equity                   390,074    287,087   376,669
- ---------------------------------------------------------------------------
  Total Liabilities and Stockholders'Equity $4,811,231 $4,538,524$4,732,533


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
                 $1.00 PAR  $2.50 PAR SURPLUS ADJUSTMENTS  DEFICIT) FOR SALE, NET    STOCK       EQUITY
- -----------------------------------------------------------------------------------------------------------


Balance,
 December 31, 1994 $4,000   $ 77,863 $247,315  $  (634)   $ (9,014)    $ (28,144)   $(23,723)  $267,663

Net Income              -          -        -        -       8,795             -           -      8,795

Cash Dividends--
  Series B Preferred
  Stock, $.671875
  per Share             -          -        -        -      (2,688)            -           -     (2,688)

Unrealized Gain on
  Securities Available
  for Sale, Net         -          -        -        -           -        13,164           -     13,164

Foreign Exchange
 Translation
  Adjustments           -          -        -      153           -             -           -        153
- -------------------------------------------------------------------------------------------------------
Balance,
 March 31, 1995   $ 4,000   $ 77,863 $247,315  $  (481)   $ (2,907)     $(14,980)  $ (23,723)  $287,087



Balance,
 December 31,1995  $4,000   $ 77,938 $247,512  $  (873)   $ 68,038      $  3,777   $ (23,723)  $376,669


Net Income             -           -        -        -      21,451             -           -     21,451

Issuance of
 Common Stock--
 Stock Option Plans,
 19,000 Shares         -          48      143        -           -             -           -        191

Cash Dividends--
 Series B Preferred
 Stock, $.671875
 per Share             -           -        -        -      (2,688)            -           -     (2,688)

Unrealized Loss on
 Securities Available
 for Sale, Net         -           -        -        -           -        (5,432)          -     (5,432)

Foreign Exchange
 Translation
 Adjustments           -           -        -     (117)          -             -           -       (117)
- -------------------------------------------------------------------------------------------------------

Balance,
 March 31, 1996 $  4,000    $ 77,986 $247,655  $  (990)  $  86,801       $(1,655)  $ (23,723)  $390,074


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1996     1995
- --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $  21,451 $  8,795
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                -        -
     Provision for Other Real Estate Owned Writedowns       216      (53)
     Depreciation Expense and
      Amortization of Leasehold Improvements              2,750    3,011
     Amortization of Purchase Accounting Adjustments        880      901
     Provision for Deferred Taxes                        (6,996)     923
     Gains on Securities Sales                           (5,953)     (46)
     Gains on Other Real Estate Owned Sales                 (78)    (661)
     Increase in Accrued Interest Receivable            (10,450)  (1,190)
     Increase in Other Assets                            (7,589)  (2,233)
     Increase in Other Liabilities                        1,861   22,873
- --------------------------------------------------------------------------
  Total Adjustments                                     (25,359)  23,525
- --------------------------------------------------------------------------
  Net Cash (Used In) Provided By Operating Activities    (3,908)  32,320
- --------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Increase In Time Deposits with Other Banks         (3,369) (26,813)
  Proceeds from Maturities of
   Securities Available for Sale                         35,155   10,966
  Proceeds from Sales of
   Securities Available for Sale                        738,431       46
  Purchase of Securities Available for Sale            (955,190)    (771)
  Purchase of Securities Held-to-Maturity                     -  (75,645)
  Net Decrease in Loans                                  65,012   15,052
  Proceeds from Sales of Other Real Estate Owned            650    2,450
  Net Increase in Premises and Equipment                 (4,304)  (1,558)
  Other, Net                                               (168)     532
- --------------------------------------------------------------------------
Net Cash Used In Investing Activities                  (123,783) (75,741)
- --------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and
     Money Market Deposit Accounts                      (65,313) (43,131)
    Time Deposits                                       (27,724) 264,161
    Federal Funds Purchased and Repurchase Agreements   161,008 (162,532)
    U.S. Treasury Demand Notes and
     Other Short-Term Borrowings                          2,457   11,141
  Net Proceeds From the Issuance of Common Stock            191        -
  Dividend Payments - Series B Preferred Stock           (2,688)  (2,688)
- --------------------------------------------------------------------------
Net Cash Provided By Financing Activities                67,931   66,951
- --------------------------------------------------------------------------
Effect of Exchange Rate Changes                            (117)     153
- --------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents    (59,877)  23,683
Cash and Cash Equivalents at Beginning of Period        676,414  366,953
- --------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period            $ 616,537 $390,636


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned        $     306 $      -

CASH PAID DURING THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)            $ 37,612 $ 33,627
  Income Tax Payments                                       697        1

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -------------------
                                                           1996       1995
- ----------------------------------------------------------------------------

PERFORMANCE:

     Net Income to Average Assets                        1.84 %       .80 %
     Net Income to  Average  Earning Assets              2.05         .88
     Net Income to  Average Stockholders' Equity        22.41       12.99
     Net Income  Available to Common Stock
       to Average Common Equity                         26.04       13.81
     Net Interest  Income to Average
       Earning Assets                                    3.80        3.91


PER COMMON SHARE:

     Net Income                                         $ .61       $ .20
     Book Value (at period end)                         $9.73       $6.34
     Common Shares Outstanding (at period end)     30,293,464  30,244,414
     Weighted  Average Common Shares Outstanding   30,280,415  30,244,414


ASSET QUALITY:

     Nonaccrual Loans as a % of Total Loans               .49 %       .90 %
     Nonaccrual  Loans  as  a  %  of Average Loans        .49         .90
     Nonaccrual and Renegotiated Loans
      as a % of Total Loans                               .60         .91
     Nonperforming  Assets as a % of
      Total Loans and OREO                               1.88        2.69
     Nonperforming  Assets as a % of
      Total Assets                                        .99        1.53
     Net Charge-Offs (Recoveries) as a
      % of Average Loans                                 (.03)        .13
     Reserve  for Loan Losses as a %
      of Total Loans                                     2.28        3.73
     Reserve  for Loan Losses as a %
      of Nonaccrual and Renegotiated Loans             380.30      408.45
     Period End Stockholders' Equity to Total Assets     8.11        6.33



CAPITAL RATIOS AT PERIOD END:

     Tier I                                              15.39 %    11.63 %
     Combined Tier I and Tier II                         24.26      18.72
     Leverage                                             8.25       6.48


RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates, Riggs National Corporation's ("the Corporation") consolidated financial position at March 31, 1996 and 1995, and December 31, 1995 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first three months of 1996 are not necessarily indicative of the results to be expected for the full 1996 year.


NOTE 2.  COMMON SHARES

Earnings per common share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,280,415 and 30,244,414 for the first quarter of 1996 and 1995, respectively. The weighted average number of shares of common stock outstanding does not include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan") or shares granted under the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1996, options to purchase 1,054,500 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $10.63 per share and are currently not dilutive. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1996, options to purchase 215,000 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.063 to $13.125 per share and are currently not dilutive.


NOTE 3.  RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                        1996       1995
- ---------------------------------------------------------------------------

Balance, beginning of period                           $56,546     $97,039

Provision for loan losses                                    -           -

Loans charged-off:
     Domestic                                              512         596
     Foreign                                                 -       4,846
- ---------------------------------------------------------------------------
Total loans charged-off                                    512       5,442

Recoveries on charged-off loans:
     Domestic                                              872         555
     Foreign                                               498       1,501
- ---------------------------------------------------------------------------
Total  recoveries on charged-off loans                   1,370       2,056

Net loan charge-offs (recoveries)                         (858)      3,386

Foreign exchange translation adjustments                  (177)        646
- ---------------------------------------------------------------------------
Balance, end of period                                 $57,227     $94,299

NOTE 4.  OTHER REAL ESTATE OWNED

Changes in other real estate owned, net of reserves, are summarized as follows:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                            --------------------
                                              1996      1995
- ----------------------------------------------------------------

Balance, beginning of period                 $33,197   $47,763

Additions                                        306         -

Deductions:
   Sales and repayments                          572     1,789
   Charge-offs                                   216         -
   Other                                           -       (53)
- ----------------------------------------------------------------
Total Deductions                                 788     1,736

Foreign exchange translation adjustments          (9)      114
- ----------------------------------------------------------------
Balance, end of period                       $32,706   $46,141



Other real estate owned income and expense consisted of the following:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                            --------------------
                                              1996      1995
- ----------------------------------------------------------------
Other Real Estate Owned
 Operating Revenues                             $483    $  232
Net Gain on Sale of Properties                    78       661
- ----------------------------------------------------------------
Net Revenues                                     561       893

Provision for Other Real Estate Owned Losses     216       (53)
Selling and Other Real Estate
 Owned Operating Expenses                        342      (138)
- ----------------------------------------------------------------
Net Expenses                                     558      (191)
- ----------------------------------------------------------------

Total  Other Real  Estate  Owned
    Expense (Income), Net                       $ (3)  $(1,084)

NOTE 5.  NEW FINANCIAL ACCOUNTING STANDARDS

In March 1995, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued, requiring that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such recoverability is measured based on the estimated future cash flows expected to result from the use of the asset as well as its eventual disposition. SFAS No. 121 excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. The Corporation implemented SFAS No. 121 on January 1, 1996 with no material affect to the Corporation's financial position.

In December 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity transactions. SFAS No. 123 allows the recording of such fair value based accounting in the financial statements or the disclosure of the fair value impact to net income and earnings per common share on a pro forma basis in the notes to the consolidated financial statements. The Corporation will adopt SFAS No. 123 under the disclosure method for its employee stock option plans, and therefore will continue to account for these plans under Accounting Principles Board Opinion No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and the Corporation will implement SFAS No. 123 disclosure requirements in 1996. The Corporation does not anticipate any material effect on its financial position from this implementation.


NOTE 6.  INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three month period ended March 31, 1996 and 1995 was as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                        1996       1995
- ---------------------------------------------------------------------------
   Domestic Offices                                     $20,866    $ 8,355
   Foreign Offices                                          637        544
- ---------------------------------------------------------------------------

     Total                                              $21,503    $ 8,899


The provision for income taxes for the three month periods ended March 31, 1996 and 1995 consisted of the following:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                        1996       1995
- ---------------------------------------------------------------------------
Current Provision (Benefit):
   Federal                                             $ 6,969    $  (923)
   State                                                   117         99
   Foreign                                                 (38)         5
- ---------------------------------------------------------------------------
Total Current Provision (Benefit)                        7,048       (819)

Deferred (Benefit) Provision:
   Federal                                              (6,996)       923
   State                                                     -          -
   Foreign                                                   -          -
- ---------------------------------------------------------------------------
Total Deferred (Benefit) Provision                      (6,996)       923
- ---------------------------------------------------------------------------

Applicable Income Tax Expense                         $     52   $    104

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at March 31, 1996 and 1995 are as follows:

                                               CONTRACTUAL OR
                                               NOTIONAL VALUE
                                                 MARCH 31,
                                           -----------------------
                                              1996        1995
- ------------------------------------------------------------------

Commitments to Extend Credit:
   Commercial                                 $378,864   $276,985
   Real Estate:
      Commercial/Construction                   19,163     27,991
      Mortgage                                   4,196     12,238
      Home Equity                              185,003    183,330
- ------------------------------------------------------------------
   Total Real Estate                           208,362    223,559
- ------------------------------------------------------------------
   Consumer                                     84,731     65,350
- ------------------------------------------------------------------
Total Commitments to Extend Credit            $671,957   $565,894

Letters of Credit:
   Commercial                                 $102,275   $ 60,854
   Standby-Financial                            44,389     24,731
   Standby-Performance                           6,897     18,512
- ------------------------------------------------------------------
Total Letters of Credit                       $153,561   $104,097

Derivative Instruments:
   Foreign Exchange Contracts:
        Commitments to Purchase               $119,292   $ 24,700
        Commitments to Sell                    110,000    126,032
   Interest Rate Swap Agreements               338,390    289,075
   Interest Rate Option  Contracts(Corridors)  300,000    400,000



In the normal course of business, the Corporation enters into various transactions that, in accordance with generally accepted accounting principles, are not included on the consolidated statements of condition. These transactions are referred to as "off-balance-sheet" commitments and differ from the Corporation's balance sheet activities in that they do not give rise to funded assets or liabilities. The Corporation enters into derivative transactions to manage its own risks arising from movements in interest and currency rates. The Corporation also offers such derivative products to its customers to meet their financing objectives and to manage their interest and currency rate risk. The balance sheet activities involve varying degrees of credit, interest-rate or liquidity risk in excess of amounts recognized on the consolidated statements of condition. The Corporation's management believes that financial derivatives, such as interest-rate agreements, can be an important element of prudent balance sheet and interest-rate risk management. The Corporation seeks to minimize its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Corporation's interest rate swap and options contract activity for the quarter ended March 31, 1996 is as follows:

                              BALANCE AT                      BALANCE AT
                             DECEMBER 31,                      MARCH 31,
                                 1995    ADDITIONS MATURITIES   1996
- -------------------------------------------------------------------------
Interest Rate Swaps:
 Receive fixed/pay variable  $200,000     $     -   $     -      $200,000
 Receive variable/pay fixed   100,000      50,000    25,000       125,000
 For Customers                 13,609           -       219        13,390
Interest Rate
 Option Contracts             300,000           -         -       300,000
- -------------------------------------------------------------------------

Total                        $613,609    $ 50,000  $ 25,219      $638,390

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

INTEREST RATE SWAP AGREEMENTS
MARCH 31, 1996

                                                                                                1996
                                            WEIGHTED         ACCRUED    ACCRUED  UNAMORTIZED   YTD NET
                     NOTIONAL UNREALIZED  AVERAGE RATE      INTEREST   INTEREST   FEES &      INTEREST
                                         --------------
                     AMOUNT   GAIN(LOSS) RECEIVE   PAY     RECEIVABLE  PAYABLE   PREMIUMS    INC./(EXP.)
- -----------------------------------------------------------------------------------------------------

 Receive fixed/pay
  variable, Maturing
  July 1998          $200,000 $(2,458)  5.38%   5.50%     $  1,913     $  1,986    $    -     $ (154)
 Receive variable/pay
  fixed, Maturing
  March 1997           25,000    (545)  5.41    6.97            60           73         -        (73)
 Receive variable/pay
  fixed, Maturing
  April 1996           25,000     (56)  5.55    6.55           270          314         -        (49)
 Receive variable/pay
  fixed, Maturing
  April 1997           25,000    (303)  5.55    6.70           270          321         -        (58)
 Receive variable/pay
  fixed, Maturing
  January 1999         25,000     473   5.50    5.36           256          245         -         11
 Receive variable/pay
  fixed, Maturing
  January 1998         25,000     297   5.50    5.21           256          238         -         18
 For Customers         13,390    (246)     -       -           238          268         -        (41)
- ----------------------------------------------------------------------------------------------------
Total Interest Rate
 Swap Agreements     $338,390 $(2,838)                    $  3,263     $  3,445    $    -     $ (346)



At March 31, 1996, the Corporation's financial derivative instruments included a $200 million (notional principal amount) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio that entail the receipt of a floating rate equal to three month Libor, reset quarterly, and payments of fixed rates ranging from 6.73% to 6.97%. One of these swap agreements matured in March of 1996 and the other matures in March of 1997. Prior to its maturity in March 1996, $48 thousand in interest expense related to this swap agreement was recognized in 1996. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to three-month Libor, reset quarterly, and payments of fixed rates ranging from 6.55% to 6.70%, maturing in April 1996 and 1997. In January 1996, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements as additional hedges of the real estate mortgage loan portfolio. The swap agreements entail the payment of fixed rates of 5.21% and 5.36%, and the receipt of floating rates, equal to the three-month Libor, reset quarterly, and mature in January of 1998 and 1999. Payments for these swap agreements (which hedge the residential mortgage loan portfolio) are netted on a quarterly basis. The total aggregate net interest income/expense from these swap agreements is included in interest income relating to the real estate mortgage loan portfolio.

INTEREST RATE OPTION CONTRACTS (CORRIDORS)
MARCH 31, 1996

                                                                                      1996
                                                             ACCRUED   UNAMORTIZED  YTD NET
                                        NOTIONAL UNREALIZED  INTEREST     FEES &    INTEREST
                                         AMOUNT  GAIN(LOSS) RECEIVABLE  PREMIUMS   INC./(EXP.)
- ----------------------------------------------------------------------------------------------

Corridor Maturing April 1997            $100,000   $ (336)    $  -       $  517      $ (110)
Corridor Maturing August 1996            200,000        -        -            -        (400)
- ----------------------------------------------------------------------------------------------

Total Interest Rate Option Contracts    $300,000   $ (336)    $  -       $  517      $ (510)

                                     12

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

In April 1994, the Corporation purchased two $100 million (notional principal balance) corridors, to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over their respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of their adjustments, the Corporation would receive payments from the counterparty if three-month Libor exceeded a level of approximately 5.60%; however, if Libor rose above 7.00%, then the Corporation would begin paying to the counterparty the amount by which Libor exceeds 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. Currently, there are no payments being paid or received as the rate is below the 5.60% floor. In December 1995, the Corporation terminated one of the $100 million corridor agreements, which would have matured in April 1996. The termination resulted in an immaterial loss which was recognized at termination.

In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance). This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. A premium was also paid for this corridor, with the cost amortized over the two-year life. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%. Such payments will cease if three-month Libor equals or exceeds 8.00% on a reset date. Currently, there are no payments being paid or received as the rate is below the 6.00% floor. The total aggregate net interest income/expense for this corridor agreement is included in interest expense relating to short-term borrowings. This corridor agreement matures in August 1996.


NOTE 8.  RECENT DEVELOPMENTS

On March 28, 1996, the Corporation merged its three national banking subsidiaries: The Riggs National Bank of Washington, D.C., The Riggs National Bank of Virginia and The Riggs National Bank of Maryland, renaming the combined national bank Riggs Bank National Association ("Riggs Bank N.A."). Riggs Bank N.A. is a wholly owned subsidiary of Riggs National Corporation.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $21.5 million ($.61 per common share) for the first quarter of 1996 compared with net income of $8.8 million ($.20 per common share) for the same quarter a year earlier. The first quarter performance benefited from net securities gains totaling $6.0 million from the sale of approximately $647 million in securities available for sale. These sales were part of an overall repositioning of the securities portfolio during the quarter. In addition to the securities sales, the Corporation also received $2.7 million in loan prepayment penalties from the early repayment of approximately $50 million in loans during the quarter which is included in interest and fees on loans. The first quarter performance of 1996, excluding nonrecurring items, continued the strong earnings momentum gained in 1995.

Net interest income for the first quarter was $38.9 million compared with $38.1 million for the first quarter of 1995. The increase from the prior year's quarter was primarily the result of the previously mentioned $2.7 million in interest penalties, partially offset by a $1.5 million increase in interest paid on deposits. The net interest margin for the first quarter of 1996 was 3.80% compared with a margin of 3.91% for the prior year's first quarter and 3.70% for the fourth quarter of 1995. The interest income recognized from the prepayment of loans increased the net interest margin by approximately 25 basis points. Thus, the adjusted net interest margin for the current quarter of 3.55% is down from the prior periods' interest margins due to the payoff of higher yielding, fixed rate assets between the periods and the slight downward movement in interest rates during 1995. Noninterest income increased $7.6 million between the quarters, or 42.1%, to $25.6 million. This increase is primarily due to the aforementioned securities sales and a $1.2 million increase in trust income. Also affecting the first quarter 1996 results was a decrease in noninterest expense of $4.1 million (8.8%). The decrease in noninterest expense was primarily due to decreases in salaries and benefits of $2.3 million and reductions in FDIC insurance premiums of $2.0 million.

Net interest income for the first quarter of 1996 increased $1.3 million, or 3.5% when compared with $37.6 million for the fourth quarter of 1995. The increase from the prior quarter was primarily the result of decreases in interest paid on deposits. The previously mentioned $2.7 million in interest penalties received during the current quarter was mostly offset by lower average loans outstanding during the period. Noninterest income increased $6.3 million between the quarters, or 32.4%, from a total of $19.3 million for the fourth quarter of 1995. This increase was due to securities gains in the first quarter of 1996 and increases in international fees and commissions and service charges. Noninterest expense decreased $815 thousand between the first quarter of 1996 and the fourth quarter of 1995, mostly due to decreases in FDIC insurance of $288 thousand, advertising and public relations of $241 thousand, and furniture and equipment of $178 thousand.

Nonperforming assets were reduced over 30.9% from $69.2 million at the end of the first quarter of 1995 to $47.8 million at March 31, 1996. The current period's reserve for loan losses represents a $37.1 million decrease, or 39.3% from the prior year's quarter. The Corporation's overall asset quality continued to improve between periods as a result of enhanced collection and asset-management efforts. Nonperforming assets increased $1.8 million (4.0%) from year-end 1995, the result of a $1.6 million increase in domestic nonaccrual loans. This increase was primarily due to smaller-balanced loans placed on nonaccrual status during the quarter from the Corporation's residential loan portfolio.

Assets totaled $4.8 billion at March 31, 1996, up $78.7 million from year-end 1995 and $272.7 million from March 31, 1995. The increase in total assets from March 31, 1995 is attributable primarily to net purchases in securities and money market assets, which was funded from increases in short-term borrowings at favorable yields (see "Short-Term Borrowings and Long-Term Debt"). Deposits at March 31, 1996 totaled $3.8 billion, a decrease of $93.0 million from year-end 1995 and $31.7 million from March 31, 1995. Total liabilities increased $65.3 million during the first quarter of 1996 and $169.7 million from the prior year's quarter. The increase in total liabilities from the prior year's balance was primarily due an increase in short-term borrowings of $222.9 million, partially offset by the decrease in deposits between the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                     MARCH 31, 1996          MARCH 31, 1995
                                   ------------------     -------------------
                                   AMORTIZED    MARKET/   AMORTIZED    MARKET/
     AVAILABLE FOR SALE               COST    BOOK VALUE     COST    BOOK VALUE
 -------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities           $1,114,295  $1,110,649  $138,863  $137,984
Government Agencies Securities              -           -    26,581    25,329
Obligations of States &
   Political Subdivisions               3,800       4,938     8,800     8,200
Mortgage-Backed Securities                  -           -   426,748   414,499
Other Securities                       33,745      33,745    15,234    15,234
- -------------------------------------------------------------------------------

Total                              $1,151,840  $1,149,332  $616,226  $601,246



                                    MARCH 31, 1996          MARCH 31, 1995
                                  ------------------      -------------------
                                     BOOK      MARKET      BOOK      MARKET
      HELD-TO-MATURITY               VALUE     VALUE       VALUE      VALUE
- -----------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities           $     -     $     -     $318,861  $317,943
Government Agencies Securities           -           -      199,947   196,895
- -----------------------------------------------------------------------------

Total                              $     -     $     -     $518,808  $514,838

Securities available for sale totaled $1.1 billion at March 31, 1996 compared to $970 million at year-end 1995 and $601 million at March 31, 1995. The current quarter's activity included purchases of securities available for sale totaling $955 million partially offset by sales of securities available for sale totaling $738 million and proceeds from maturities of $35 million. These sales were due to a repositioning of the securities portfolio which resulted in securities gains of $6.0 million, as the Corporation replaced securities from its government agencies and mortgage-backed securities portfolios with U.S. Treasury securities. The increase from the prior year was mainly attributable to the transfer of $446.1 million (book value) in securities held-to-maturity to the available for sale portfolio in December 1995. This transfer was made in accordance with accounting guidance provided by the Financial Accounting Standards Board, allowing a one-time reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115. The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 2.4 years and 5.41%, respectively, at March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES, CONTINUED

The maturity distribution of securities available for sale at March 31, 1996, follows:


                                                           OBLIGATIONS
                                      U.S.    GOVERNMENT  OF STATES AND   MORTGAGE-
                                    TREASURY    AGENCIES   POLITICAL       BACKED     OTHER
(IN THOUSANDS)                     SECURITIES  SECURITIES SUBDIVISIONS   SECURITIES SECURITIES  TOTAL
- --------------------------------------------------------------------------------------------------------

Within 1 year
     Amortized Cost                $  604,530   $    -      $ 3,800        $   -  $   9,883  $  618,213
     Market/Book                      603,464        -        4,938            -      9,883     618,285
     Yield*                              5.01%       -         6.06%           -       5.22%       5.02%

After 1 but within 5 years
     Amortized Cost                   340,115        -            -            -          -     340,115
     Market/Book                      336,900        -            -            -          -     336,900
     Yield*                              5.57%       -            -            -          -        5.57%

After 5 but within 10 years
     Amortized Cost                    169,650       -            -            -     23,862     193,512
     Market/Book                       170,285       -            -            -     23,862     194,147
     Yield*                               6.35%      -            -            -       6.13%       6.33%
- --------------------------------------------------------------------------------------------------------

Total Securities Available for Sale
     Amortized Cost                 $1,114,295    $  -      $ 3,800        $   -  $  33,745  $1,151,840
     Market/Book                     1,110,649       -        4,938            -     33,745   1,149,332
     Yield*                               5.39%      -         6.06%           -       5.86%       5.40%

[FN]
* Weighted-average yield to maturity at March 31, 1996. The security within the category of "Obligations of States and Political Subdivisions" is a taxable security and is on a nonaccrual basis at March 31, 1996. All contractual payments to date have been received. See "Past Due and Potential Problem Loans/Assets."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:


                               MARCH 31,    MARCH 31,  DECEMBER 31,
(IN THOUSANDS)                   1996         1995        1995
- ------------------------------------------------------------------

Commercial and Financial     $  346,792   $  399,137  $  400,379
Real Estate -
   Commercial/Construction      331,102      312,548     326,965
Residential Mortgage          1,271,609    1,325,928   1,286,256
Home Equity                     259,178      222,196     251,798
Consumer                         74,097       73,182      77,804
Foreign                         220,814      192,495     224,151
- ------------------------------------------------------------------

Loans                         2,503,592    2,525,486   2,567,353

Less:   Unearned  Discount
  (Unamortized Premium)and
  Net Deferred Fees              (3,907)      (6,000)     (4,606)
- ------------------------------------------------------------------

Total Loans, Net             $2,507,499   $2,531,486  $2,571,959


At March 31, 1996, total loans outstanding (net of premiums/discounts) were $2.51 billion, compared with $2.53 billion at March 31, 1995. The decrease in loans from March 31, 1995 was primarily attributable to the $54.3 million decrease in residential mortgage loans and the $52.3 million decrease in commercial and financial loans. These decreases were offset in part by the $37.0 million increase in home equity loans, $28.3 million increase in foreign loans, and the $18.6 million increase in real estate - commercial/construction loans. Total loans, net, outstanding decreased $64.5 million from the $2.57 billion balance at December 31, 1995. The decrease was largely due to a decline of $53.6 million in the commercial and financial portfolio coupled with a $14.6 million decrease in the residential mortgage portfolio. These decreases were partially offset by slight increases in the real estate - commercial/construction and home equity portfolios.


REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
MARCH 31, 1996

                                                   GEOGRAPHIC LOCATION
                              DISTRICT OF                     UNITED
(IN THOUSANDS)                  COLUMBIA  VIRGINIA  MARYLAND  KINGDOM   OTHER   TOTAL
- ---------------------------------------------------------------------------------------

Land Acquisition and
   Construction Development      $ 31,694  $10,751  $ 6,682  $      -  $    -  $ 49,127
Multifamily Residential            21,926    6,584    4,700         -       -    33,210

Commercial:
   Office Buildings                63,835   36,381   26,175         -   2,245   128,636
   Shopping Centers                11,617   24,278   16,571         -       -    52,466
   Hotels                           4,531    5,358        -         -       -     9,889
   Industrial/Warehouse Loans       2,276    7,488    7,619         -       -    17,383
   Churches                        20,290    1,572    6,654         -       -    28,516
   Other                            2,364    4,589    4,853         -      69    11,875
- ---------------------------------------------------------------------------------------
Total Commercial                  104,913   79,666   61,872             2,314   248,765
- ---------------------------------------------------------------------------------------

Total  Domestic Real
   Estate - Commercial/
   Construction Loans             158,533   97,001   73,254         -   2,314   331,102
Foreign                                 -        -        -   101,939       -   101,939
- ---------------------------------------------------------------------------------------
Total Real Estate -
  Commercial/Construction Loans  $158,533  $97,001  $73,254  $101,939  $2,314  $433,041



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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At March 31, 1996, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at March 31, 1996, December 31, 1995 or March 31, 1995.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS

                                                                 90 DAYS
                                  % OF                           OR MORE  POTENTIAL
(IN MILLIONS)           AMOUNT    ASSETS NONACCRUAL RENEGOTIATED PAST DUE  PROBLEM
- -----------------------------------------------------------------------------------

MARCH 31, 1996
United Kingdom          $184.1     3.8%      $3.0      $  -       $  -      $  -

DECEMBER 31, 1995
United Kingdom           180.9     3.8        1.7         -          -         -

MARCH 31, 1995
United Kingdom           153.1     3.4        7.6       0.2          -       4.4


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $47.8 million at March 31, 1996, a $1.9 million (4.1%) increase from the year-end 1995 total of $45.9 million and a $21.4 million (30.9%) decrease from the March 31, 1995 total.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                       MARCH 31, MARCH 31, DECEMBER 31,
(IN THOUSANDS)                           1996      1995       1995
- ----------------------------------------------------------------------

NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                               $ 9,141   $14,397    $ 7,542
  Foreign                                  3,117     8,308      1,784
- ----------------------------------------------------------------------
Total Nonaccrual Loans                    12,258    22,705      9,326
- ----------------------------------------------------------------------

Renegotiated Loans: (2)
  Domestic                                 2,790       162      3,410
  Foreign                                      -       220          -
- ----------------------------------------------------------------------
Total Renegotiated Loans                   2,790       382      3,410
- ----------------------------------------------------------------------

Other Real Estate Owned, Net:
  Domestic                                32,145    42,887     32,627
  Foreign                                    561     3,254        570
- ----------------------------------------------------------------------
Total Other Real Estate Owned, Net        32,706    46,141     33,197
- ----------------------------------------------------------------------

Total Nonperforming Assets               $47,754   $69,228    $45,933

PAST-DUE LOANS: (3)
  Domestic                               $ 5,720   $ 2,919    $ 5,423
  Foreign                                      -         -         36
- ----------------------------------------------------------------------

Total Past-Due Loans                     $ 5,720   $ 2,919    $ 5,459

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not include $11.0 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At March 31, 1996, nonaccrual loans, including both domestic and foreign, were $12.3 million, or 0.5% of total loans, compared with $9.3 million, or 0.4% of total loans, at year-end 1995 and $22.7 million, or 0.9% of total loans, at March 31, 1995. The $12.3 million of nonaccrual loans included $3.6 million of loans identified as impaired (see "Impaired Loans"). The increase in nonaccrual loans during the first three months of 1996 was due to additions of $3.8 million. These additions were offset by paydowns and payoffs of $468 thousand, in addition to loans returning to accrual status of $11 thousand, charge-offs of $25 thousand, transfers to other real estate owned of $306 thousand and foreign exchange translation adjustments of $29 thousand. Of the $3.8 million in additions during the first three months of 1996, $2.2 million (58.2%) related to domestic nonaccrual loans and $1.6 million (41.8%) related to foreign nonaccrual loans. Renegotiated loans totaled $2.8 million at March 31, 1996, a decrease of $620 thousand from December 31, 1995. This decrease was a result of paydowns and payoffs totaling $457 thousand, combined with charge-offs of $163 thousand. The $2.8 million of renegotiated loans included $2.6 million of loans identified as impaired (see "Impaired Loans"). Nonaccrual and renegotiated real estate-commercial/construction loans, both foreign and domestic, totaled $7.4 million at March 31, 1996, or 49.4% of the total nonaccrual and renegotiated loans at March 31, 1996.

OTHER REAL ESTATE OWNED, NET

Other real estate owned, net of reserves, decreased to $32.7 million at March 31, 1996, compared with $33.2 million at December 31, 1995 and $46.1 million at March 31, 1995. The decrease during the first three months of 1996 is the result of paydowns and sales of $572 thousand, net charge-offs of $216 thousand and foreign exchange translation adjustments of $9 thousand offset by transfers from nonaccrual loans of $306 thousand. At March 31, 1996, residential and commercial land composed 88.0% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.

OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
MARCH 31, 1996

                                              GEOGRAPHIC LOCATION
                             DISTRICT
                                OF                      UNITED
(IN THOUSANDS)               COLUMBIA VIRGINIA MARYLAND KINGDOM   TOTAL
- --------------------------------------------------------------------------

Land                          $     -  $20,780  $ 8,009  $     -  $28,789
Single-Family Residential          76        -      306        -      382
Office Buildings/Retail             -      154    2,450      492    3,096
Multifamily Residential             -      155        -        -      155
Warehouse Loans                   215        -        -       69      284
- --------------------------------------------------------------------------

Total Other Real Estate
   Owned, Net                 $   291  $21,089  $10,765  $   561  $32,706

[FN]
(1) - Balances are net of valuation reserves totaling $2.3 million.


PAST-DUE AND POTENTIAL PROBLEM LOANS/ASSETS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans increased $261 thousand during the first three months of 1996 to $5.7 million, while increasing $2.8 million from March 31, 1995.

At March 31, 1996, the Corporation had identified approximately $5.6 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily commercial and financial.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

In addition, the Corporation had $4.9 million in other potential problem assets at March 31, 1996. In December 1994, the Corporation purchased $10.0 million, par value, of Orange County, California, variable-rate one-year notes due in July and August 1995 (the "Notes"), which were purchased from the Corporation's proprietary RIMCO Monument Money Market Fund. Due to Orange County's bankruptcy declaration on December 6, 1994, the Notes are on a nonaccrual basis and are carried at their estimated fair value. Interest on the Notes is current, but due to the uncertainty of the outcome of the bankruptcy proceedings, there is no assurance that future payments will be received. In August 1995, $5 million of the Notes, which were not part of the bankruptcy proceedings, matured and were paid. On July 7, 1995, the Corporation accepted Orange County's offer to extend the maturity date of the remaining Notes, under similar terms and conditions, to June 30, 1996. These securities are classified in the securities available for sale portfolio at March 31, 1996.

The Corporation's subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $57.2 million, or 2.28% of total loans (net of premiums/discounts) at March 31, 1996, compared with $56.5 million, or 2.20% of total loans at December 31, 1995, and $94.3 million, or 3.73% of total loans, at March 31, 1995. The Corporation reduced the reserve for loan losses by $55.0 million in the third quarter of 1995, mainly due to the improved quality of its loan portfolio. The coverage ratio was 380% at March 31, 1996, 444% at year-end 1995 and 408% at March 31, 1995. The decrease in the coverage ratio from the prior year's periods was the result of the aforementioned reduction in the reserve for loan losses, partially offset by the $8.0 million decrease in nonaccrual and renegotiated loans between the periods.


IMPAIRED LOANS

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS No. 118). SFAS No. 114 requires that impaired loans be measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are generally defined as nonaccrual loans, excluding large groups of smaller-balance loans (with similar collateral characteristics), which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. All of the Corporation's impaired loans are included in the totals of the preceding "Nonperforming Assets and Past-Due Loans" table.

Specific reserves for impaired loans are included in the reserves for loan losses. The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the reserve: impaired loans are charged-off when, in the opinion of management, the impaired loan cannot be fully collected. SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Corporation's method for nonaccrual loans, interest received on impaired loans is recognized as interest income or, when there is doubt as to the ability to collect either interest or principal, interest received is applied to principal. The initial adoption of SFAS No. 114 and SFAS No. 118 did not require an increase to the reserves for loan losses and was not material to the Corporation's consolidated financial statements or results from operations.

Impaired loans totaled $6.2 million at March 31, 1996, an $862 thousand increase from the December 31, 1995 total of $5.4 million. Collateral dependent loans, which are measured at the fair value of the collateral, constituted $3.5 million, or 56.4% of impaired loans at March 31, 1996. The remaining impaired loans of $2.7 million were measured based on the present value of expected cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

The following tables present impaired loans:

TOTAL IMPAIRED LOANS (1)

                                                   MARCH 31,  DECEMBER 31,
(IN THOUSANDS)                                       1996        1995
- --------------------------------------------------------------------------

Domestic:
  Commercial and Financial                           $     -  $      -
  Real Estate - Commercial/Construction                4,081     4,696
Foreign                                                2,151       674
- -----------------------------------------------------------------------

Total Impaired Loans                                 $ 6,232   $ 5,370

[FN]
(1) There were no specific reserves for impaired loans as of March 31, 1996 and December 31, 1995.

       ----------------------------------------------------------

IMPAIRED LOANS
AVERAGE INVESTMENT AND INTEREST RECOGNIZED

                                                       MARCH 31, 1996
                                                    --------------------
                                                    AVERAGE    INTEREST
(IN THOUSANDS)                                     INVESTMENT RECOGNIZED
- -----------------------------------------------------------------------

Domestic:
   Commercial and Financial                        $     -     $    -
   Real Estate - Commercial/Construction             4,388          -
Foreign                                              1,413          -
- -----------------------------------------------------------------------

Total                                              $ 5,801     $    -


DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.8 billion at March 31, 1996, decreasing $31.7 million (0.8%) from the March 31, 1995 deposit total. The decrease from the year earlier balance was due to decreases in domestic time deposits ($68.2 million) and demand deposits ($22.3 million), partially offset by the increase in foreign time deposits of $42.0 million and slight increases in savings and NOW accounts and money market deposits.


DEPOSITS

                                              MARCH 31,             CHANGE
                                          -----------------    -----------------
(IN THOUSANDS)                            1996        1995     AMOUNT   PERCENT
- --------------------------------------------------------------------------------

Demand Deposits                        $  814,369  $  836,660  $(22,291) (2.7)%

Interest-Bearing Deposits:
  Savings and NOW Accounts                863,783     856,555     7,228    0.8
  Money Market Deposit Accounts           966,781     957,234     9,547    1.0
  Time Deposits in Domestic Offices       818,308     886,509   (68,201)  (7.7)
  Time Deposits in Foreign Offices        328,901     286,866    42,035   14.7
- -------------------------------------------------------------------------------
Total Interest-Bearing Deposits         2,977,773   2,987,164    (9,391)   (.3)
- -------------------------------------------------------------------------------

Total Deposits                         $3,792,142  $3,823,824  $(31,682)  (.8)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


DEPOSITS, CONTINUED

Since 1994, the Corporation has been conducting a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has already sold or consolidated five retail branches as part of this analysis. The Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches. The Corporation is also searching for opportunities to establish new retail banking branches in strategic locations.

In 1995, the retail banking group formed a marketing team to explore the current and future prospects of electronic banking for retail banking customers. Retail banking advertising and product information have been established on a local-area, on-line service, and completion of the Internet Home Page is anticipated in 1996. This development group is also analyzing opportunities for home banking within the Corporation's market and the numerous delivery configurations available. This research is ongoing, and management expects to complete this project and to formalize delivery methodologies for home banking within the next 12 to 18 months.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased $163.5 million (81.1%) during the first three months of 1996 and increased $222.9 million (156.9%) from the year earlier balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The increase in short-term borrowings from year-end 1995 and the first quarter of 1995 was primarily to fund decreases in deposits and to take advantage of favorable financing costs versus overnight money market assets.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                         MARCH 31,             CHANGE
                                     ----------------    -----------------
(IN THOUSANDS)                        1996      1995      AMOUNT   PERCENT
- ---------------------------------------------------------------------------

Federal Funds Purchased and         $347,017  $102,346    $244,671  239.1 %
   Repurchase Agreements
U.S. Treasury Notes and Other         17,923    39,700     (21,777) (54.9)
   Borrowed Funds
- ---------------------------------------------------------------------------
Total Short-Term Borrowings          364,940   142,046     222,894  156.9

Floating-Rate Subordinated Capital    26,100    26,100           -      -
   Notes due 1996
Subordinated Debentures due 2009      66,525    66,525           -      -
Subordinated Notes due 2006          125,000   125,000           -      -
- ---------------------------------------------------------------------------
Total Long-Term Debt                 217,625   217,625           -      -
- ---------------------------------------------------------------------------

Total Short-Term Borrowings and
   Long-Term Debt                   $582,565  $359,671    $222,894   62.0 %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management"). At March 31, 1996, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.0 billion (41.6% of total assets). This compares with $1.9 billion (39.7%) at December 31, 1995, and $1.7 billion (38.4%) at March 31, 1995. The increase in total liquid assets and the percentage of liquid assets to total assets from March 31, 1995, was the result of cash inflows from short-term borrowings combined with loan maturities. The Corporation expects liquid assets to remain at approximately the March 31, 1996 level for the foreseeable future. The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.


INTEREST RATE RISK MANAGEMENT

The Corporation's asset/liability management function is controlled by the Asset/Liability Committee ("ALCO"), which is comprised of representatives who lead the major divisions within the Corporation. The objective of the group is to manage prudently the assets and liabilities of the Corporation to provide both an optimum and stable net interest margin while maintaining adequate levels of liquidity and capital. This approach entails the management of overall risk of the organization in conjunction with the acquisition and deployment of funds. ALCO monitors and modifies exposure to changes in interest rates based upon its view of current and prospective market and economic conditions. The traditional measurement of an organization's exposure to interest-rate fluctuations, such as interest sensitivity, entails a "static gap" measurement, which portrays a snapshot of the statement of condition at one point in time. However, this methodology does not adequately measure the Corporation's exposure to interest-rate risk. The statement of condition must be viewed within a dynamic framework in which relationships may vary over time in virtually every segment of the financial statement.

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. As of year-end 1995, the Corporation's interest sensitivity position was liability sensitive and continued to be liability sensitive at March 31, 1996. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At March 31, 1996, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would reflect a change in net interest income of less than 2% over both an initial 12-month period and the entire 36-month horizon -- well below the established tolerance levels set by the Corporation.

In managing the Corporation's interest-rate risk, ALCO also utilizes financial derivatives in the normal course of business. These products might include interest-rate swaps, caps, collars, floors, futures, and options, among others. Financial derivatives are employed to assist in the management and/or reduction of interest-rate risk for the Corporation and can effectively alter the interest sensitivity of segments of the statement of condition for specified periods of time. All of these vehicles are considered "off-balance-sheet" as they do not impact the actual levels of assets or liabilities of the Corporation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at March 31, 1996 was $390.1 million, up $13.4 million from the year-end 1995 total and $103.0 million from March 31, 1995. The increase from year-end 1995 was the result of earnings totaling $21.5 million, partially offset by an increase in net unrealized losses in the Corporation's securities available for sale portfolio of $5.4 million and dividends on preferred stock of $2.7 million. The increase in stockholders' equity over the preceding year is mostly attributable to earnings during the period combined with net unrealized gains of $13.3 million in the Corporation's securities available for sale portfolio.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 24.26% and 15.39%, respectively, at March 31, 1996, compared with 21.62% and 13.57% at December 31, 1995 and 18.72% and 11.63% at March 31, 1995,
respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline--the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 8.25% at March 31, 1996, compared with leverage ratios of 8.03% and 6.48% at December 31, 1995 and March 31, 1995, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $1.7 million at March 31, 1996. The Corporation's equity to assets ratio, which does include these unrealized losses, increased to 8.11% at March 31, 1996 compared to 7.96% and 6.33% at December 31, 1995, and March 31, 1995, respectively.

The Corporation ensures that its operating subsidiaries are capitalized in accordance with regulatory guidelines. The Corporation's national bank subsidiary--Riggs Bank National Association ("Riggs Bank N.A.") is subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are generally the same as those of the Federal Reserve Board. The following table details the actual and required minimum ratios for the Corporation and its insured bank subsidiary:


CAPITAL RATIOS

                               MARCH 31, DECEMBER 31, MARCH 31,  REQUIRED
                                  1996       1995       1995     MINIMUMS
- -------------------------------------------------------------------------

RIGGS NATIONAL CORPORATION:
     Tier I                        15.39%   13.57%      11.63%    4.00%
     Combined Tier I and Tier II   24.26    21.62       18.72     8.00
     Leverage*                      8.25     8.03        6.48     4.00

RIGGS BANK N.A.:
     Tier I                        18.75      n/a         n/a     4.00
     Combined  Tier I and Tier II  20.01      n/a         n/a     8.00
     Leverage*                     10.00      n/a         n/a     4.00

[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at March 31, 1996.
                                     25

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $39.6 million in the first quarter of 1996, increasing $1.3 million from the fourth quarter of 1995 and $723 thousand from the first quarter of 1995. The increase from the prior year's quarter was primarily the result of $2.7 million of interest income recognized from the prepayment of taxable commercial loans totaling approximately $50 million, partially offset by a $1.5 million increase in interest paid on deposits. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the first quarter of 1996 was 3.80% (see schedule on the following page), an increase of 10 basis points from 3.70% for the fourth quarter of 1995 and a decrease of 11 basis points from 3.91% for the first quarter of 1995. The interest income recognized from the prepayment of loans increased the net interest margin by approximately 25 basis points during the first quarter of 1996. Thus, the adjusted net interest margin for the current quarter of 3.55% is down from the prior periods' interest margins due to the payoff of higher yielding, fixed rate assets between the periods and the slight downward movement in interest rates during 1995. The loan-to-deposit ratio stood at 66.1% at March 31, 1996, down slightly from the year-end 1995 ratio of 66.2%, the result of the aforementioned decreases in loans. The ratio of average loans to average earning assets was 59.8% for the first quarter of 1996, compared with ratios of 62.4% and 62.6% for the fourth quarter of 1995 and the first quarter of 1995, respectively.

NET INTEREST INCOME CHANGES (1)

                                                THREE MONTHS ENDED
                                              MARCH 31, 1996 VS 1995
                                             -------------------------
                                             DUE TO   DUE TO    TOTAL
(IN THOUSANDS)                                RATE    VOLUME   CHANGE
- -----------------------------------------------------------------------

Interest Income:
   Loans (Including Fees)                   $ 1,744  $   (79)  $ 1,665
   Securities Available for Sale               (935)   6,264     5,329
   Securities Held-to-Maturity                 (109)  (6,330)   (6,439)
   Time Deposits with Other Banks              (840)     770       (70)
   Federal Funds Sold and Reverse
      Repurchase Agreements                    (312)   2,015     1,703
- -----------------------------------------------------------------------

Total Interest Income                          (452)   2,640     2,188

Interest Expense:
   Savings and NOW Accounts                    (245)     (12)     (257)
   Money Market Deposit Accounts                546       26       572
   Time Deposits in Domestic Offices            449      567     1,016
   Time Deposits in Foreign Offices            (468)     657       189
   Federal Funds Purchased and
     Repurchase Agreements                     (231)     717       486
   U.S. Treasury Demand Notes
     and Other Short-Term Borrowings           (185)    (312)     (497)
   Long-Term Debt                               (44)       -       (44)
- -----------------------------------------------------------------------

Total Interest Expense                         (178)   1,643     1,465
- -----------------------------------------------------------------------

Net Interest Income                         $  (274) $   997    $  723

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

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                   MARCH 31, 1996             MARCH 31, 1995
                                ------------------------   ---------------------
(TAX-EQUIVALENT BASIS) (1)      AVERAGE    INCOME/         AVERAGE INCOME/
(IN THOUSANDS)                  BALANCE    EXPENSE  RATE   BALANCE EXPENSE RATE
- --------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable         $  324,286 $ 9,099 11.29% $ 351,528 $ 7,258  8.37%
   Commercial - Tax-Exempt          29,242     717  9.86     36,398     918 10.23
   Real Estate -
     Commercial/Construction       319,170   7,186  9.06    316,274   7,516  9.64
   Residential Mortgage          1,282,592  22,796  7.15  1,326,838  23,544  7.20
   Home Equity                     259,489   5,505  8.53    224,722   4,901  8.84
   Consumer                         75,981   2,296 12.15     73,814   2,165 11.90
   Foreign                         214,460   4,311  8.08    199,650   3,943  8.01
- ---------------------------------------------------------------------------------
  Total Loans (Including Fees)   2,505,220  51,910  8.33  2,529,224  50,245  8.06
- ---------------------------------------------------------------------------------

  Securities Available for
     Sale (3)                    1,027,384  14,644  5.73    598,156   9,315  6.32
  Securities Held-to-Maturity            -       -     -    448,205   6,439  5.83
  Time Deposits with
     Other Banks                   268,426   3,413  5.11    216,031   3,483  6.54
  Federal Funds Sold and
     Resale Agreements             391,103   5,307  5.46    246,224   3,604  5.94
- ---------------------------------------------------------------------------------
   Total Earning Assets and
    Average Rate Earned          4,192,133  75,274  7.22  4,037,840  73,086  7.34
- ---------------------------------------------------------------------------------
  Less: Reserve for Loan Losses     56,959                   97,658
  Cash and Due from Banks          217,508                  202,617
  Premises and Equipment, Net      155,464                  150,953
  Other Assets                     190,310                  183,222
- ---------------------------------------------------------------------------------
  Total Assets                  $4,698,456               $4,476,974

LIABILITIES AND STOCKHOLDERS'
EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts     $  845,465 $ 4,647  2.21% $ 848,026 $ 4,904  2.35%
   Money Market Deposit Accounts   975,399   8,493  3.50    972,617   7,921  3.30
   Time Deposits in
     Domestic Offices              851,100  10,271  4.85    806,490   9,255  4.65
   Time Deposits in
     Foreign Offices               330,041   4,597  5.60    286,311   4,408  6.24
- ---------------------------------------------------------------------------------
  Total Interest-
     Bearing Deposits            3,002,005  28,008  3.75  2,913,444  26,488  3.69
- ---------------------------------------------------------------------------------
  Borrowed Funds:
   Federal Funds Purchased and
     Repurchase Agreements         200,081   2,702  5.43    149,401   2,216  6.02
   U.S. Treasury Notes and
     Other Borrowed Funds           18,848     165  3.52     48,515     662  5.53
   Long-Term Debt                  217,625   4,763  8.80    217,625   4,807  8.96
- ---------------------------------------------------------------------------------
   Total Interest-Bearing Funds
     and Average Rate Paid       3,438,559  35,638  4.17  3,328,985  34,173  4.16
- ---------------------------------------------------------------------------------

  Demand Deposits                  824,820                  828,149
  Other Liabilities                 50,063                   45,354
  Stockholders' Equity             385,014                  274,486
- ---------------------------------------------------------------------------------
  Total Liabilities and
    Stockholders' Equity        $4,698,456               $4,476,974
- ---------------------------------------------------------------------------------
  NET INTEREST INCOME
    AND SPREAD                             $39,636  3.05%           $38,913  3.18%
- ---------------------------------------------------------------------------------
  NET INTEREST MARGIN ON
    EARNING ASSETS                                  3.80%                    3.91%


[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME, CONTINUED

Interest income earned on nonaccrual and restructured loans totaled $33 thousand and $117 thousand for the three months ended March 31, 1996 and 1995, respectively. Interest income that would have been earned under the original terms of these loans was $238 thousand and $869 thousand, respectively, which reduced the net interest margin by approximately 2 basis points in 1996 and approximately 7 basis points in 1995.

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS (1)

                                                 THREE MONTHS ENDED
(IN THOUSANDS)                                     MARCH 31, 1996
- ---------------------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                           $ 94
   Foreign Loans                                              64
  Renegotiated Loans                                          80
- -----------------------------------------------------------------
Total                                                       $238

Actual Interest Income Earned:
  Nonaccrual Loans:
   Domestic Loans                                           $ 29
   Foreign Loans                                               4
  Renegotiated Loans                                           -
- -----------------------------------------------------------------
Total                                                       $ 33

[FN]
(1) - For loans on nonaccrual and a renegotiated status at March 31, 1996, the table shows total interest income at original terms and actual income recognized for the three months ended March 31, 1996.


NONINTEREST INCOME

Noninterest income for the first quarter of 1996 was $25.6 million, up $6.3 million from the fourth quarter total of 1995 and $7.6 million from the first quarter of 1995. The increase from the fourth quarter of 1995 was due to a repositioning of the securities available for sale portfolio that resulted in securities gains of $6.0 million. Also contributing to this increase were the upward movements in service charges and international fees and commissions. The increase from 1995's first quarter was mostly the result of the aforementioned securities sales and an increase in trust income of $1.2 million, the result of higher margins and fees in 1996 linked to increased market valuations of assets managed.


NONINTEREST INCOME

                                            THREE
                                         MONTHS ENDED
                                           MARCH 31,         CHANGE
                                        --------------------------------
(IN THOUSANDS)                           1996    1995  AMOUNT   PERCENT
- ------------------------------------------------------------------------

Service Charges                         $ 8,207 $ 8,543 $ (336)  (3.9)%
Trust Income                              7,874   6,642  1,232   18.5
International Noncredit
 Commissions and Fees                       466     220    246    n/a
Foreign Exchange Income                     542     610    (68) (11.1)
Other Noninterest Income                  2,533   1,937    596   30.8
- ------------------------------------------------------------------------

Noninterest Income Excluding
 Securities Gains, Net                   19,622  17,952  1,670    9.3
Securities  Gains, Net                    5,953      46  5,907    n/a
- ------------------------------------------------------------------------

Total Noninterest Income                $25,575 $17,998 $7,577   42.1 %


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1996 was $43.0 million, a decrease of $815 thousand compared with the last quarter of 1995 and a decrease of $4.1 million when compared with the first quarter of 1995. The decrease from the fourth quarter of 1995 was primarily due to decreases in FDIC insurance of $288 thousand, advertising and public relations expenses of $241 thousand, and furniture and equipment expenses of $178 thousand. The decrease from the prior year's first quarter was due to decreases in salaries and benefits of $2.3 million, a reduction in FDIC insurance of $2.0 million and a reduction in other expenses of $1.1 million. The $2.3 million decrease in salaries and benefits was the result of reorganization initiatives completed in the fourth quarter of 1995. The reduction in FDIC expense was the result of the reduction in deposit insurance rates by the FDIC in the third quarter of 1995. During the first quarter of 1996, the Corporation was incurring the mandatory minimum deposit insurance premiums required by the FDIC. The $1.1 million reduction of other expenses was primarily the result of $700 thousand of non-loan related losses recognized in the first quarter of 1995.

The construction of the new operations center located in Riverdale, Maryland is near completion. The Corporation expects to begin moving employees to the technology center in May 1996. The Corporation estimates the relocation of personnel from leased locations to this new facility will result in annualized savings of $6 million, beginning in the third quarter of 1996.


NONINTEREST EXPENSE

                                                    THREE
                                                 MONTHS ENDED
                                                  MARCH 31,         CHANGE
                                              -------------------------------
(IN THOUSANDS)                                  1996    1995   AMOUNT  PERCENT
- ------------------------------------------------------------------------------

Salaries and Wages                            $14,621 $16,157 $(1,536)  (9.5)%
Pensions and Other Employee Benefits            3,869   4,628    (759) (16.4)
- ------------------------------------------------------------------------------
Total Staff Expense                            18,490  20,785  (2,295) (11.0)
- ------------------------------------------------------------------------------

Occupancy, Net                                  5,291   5,272      19    0.4
Data Processing Services                        4,470   4,358     112    2.6
Furniture and Equipment                         1,862   2,006    (144)  (7.2)
Advertising and Public Relations                1,371   1,254     117    9.3
FDIC Insurance                                      3   1,989  (1,986)   n/a
Other Real Estate Owned (Income)Expense, Net       (3) (1,084)  1,081    n/a
Other Noninterest Expense                      11,520  12,571  (1,051)  (8.4)
- ------------------------------------------------------------------------------
Total Noninterest Expense                     $43,004 $47,151 $(4,147)  (8.8)%


TAXES

The Corporation's provision for income taxes includes Federal, state and foreign income taxes. Income tax expense totaling $52 thousand was recognized for the quarter ended March 31, 1996, compared with $104 thousand for the quarter ended March 31, 1995. The 1996 tax provision was less than the statutory rate because of the Corporation's ability to carryforward net operating losses.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (A) EXHIBITS

         None


     (B) REPORTS ON FORM 8-K

         None






                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      Date: May 14, 1996                    /s/ Timothy C. Coughlin
           ----------------               --------------------------
                                              Timothy C. Coughlin
                                                    President







      Date: May 14, 1996                    /s/ John L. Davis
           ----------------               ------------------------
                                               John L. Davis
                                           Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)