Form 10-Q
period 1996-06-30
RIGGS NATIONAL CORP
filed 1996-08-12
CIK 350847

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

  (MARK ONE)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER 0-9756

                          RIGGS NATIONAL CORPORATION
                          --------------------------
              (Exact name of registrant as specified in its charter)

                  DELAWARE                              52-1217953
              -----------------                     ------------------
              (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)        Identification No.)



            1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20005
            ------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                               (202) 835-6000
                               ---------------
            (Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1)
               has filed all reports required to be filed by
             Section 13 or 15(d) of the Securities Exchange Act
               of 1934 during the preceding 12 months (or such
             shorter period that the registrant was required to
             file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.50 PAR VALUE                          30,328,697 SHARES
- -----------------------------                          -----------------
     (Title of Class)                         (Outstanding at August 9, 1996)

                         RIGGS NATIONAL CORPORATION

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements-Unaudited

          Consolidated Statements of Income
          Three and six months ended June 30, 1996 and 1995                 3

          Consolidated Statements of Condition
          June 30, 1996 and 1995, and December 31, 1995                     4

          Consolidated Statements of Changes in Stockholders' Equity
          Six months ended June 30, 1996 and 1995                           5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1996 and 1995                           6

          Financial Ratios and Other Financial Data                         7

          Notes to the Consolidated Financial Statements                 8-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            14-31


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               None

Item 2.  Change in Securities                                            None

Item 3.  Defaults Upon Senior Securities                                 None

Item 4.  Submission of Matters to a Vote of Security Holders               32

Item 5.  Other Information                                               None

Item 6.  Exhibits and Reports on Form 8-K                                None

Signatures                                                                 33

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   JUNE 30,                 JUNE 30,
                                                                      ---------------------------------------------
                                                                        1996         1995         1996         1995
- -------------------------------------------------------------------------------------------------------------------

INTEREST INCOME

  Interest and Fees on Loans                                       $  48,925    $  51,197    $ 100,534    $ 100,875
  Interest on Securities:
      Available for Sale                                              17,410        9,617       31,651       18,932
      Held-to-Maturity                                                  --          8,838         --         14,983
                                                                      ------       ------       ------      -------
  Total Interest on Securities                                        17,410       18,455       31,651       33,915
                                                                      ------       ------       ------      -------
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                   2,377        4,035        5,790        7,518
      Federal Funds Sold and Reverse Repurchase Agreements             3,028        2,788        8,335        6,392
                                                                      ------       ------       ------      -------
  Total Interest on Money Market Assets                                5,405        6,823       14,125       13,910
                                                                      ------       ------       ------      -------

  Total Interest Income                                               71,740       76,475      146,310      148,700

INTEREST EXPENSE

  Interest on Deposits:
      Savings and NOW Accounts                                         4,322        4,803        8,969        9,707
      Money Market Deposit Accounts                                    8,377        8,092       16,870       16,013
      Time Deposits in Domestic Offices                                9,512       11,280       19,783       20,535
      Time Deposits in Foreign Offices                                 4,736        4,597        9,333        9,005
                                                                      ------       ------       ------      -------
  Total Interest on Deposits                                          26,947       28,772       54,955       55,260
                                                                      ------       ------       ------      -------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                2,324        3,349        5,026        5,565
      U.S. Treasury Demand Notes and Other Short-Term Borrowings         451        1,563          616        2,225
      Long-Term Debt                                                   4,745        4,804        9,508        9,611
                                                                      ------       ------       ------      -------
  Total Interest on Short-Term Borrowings and Long-Term Debt           7,520        9,716       15,150       17,401
                                                                      ------       ------       ------      -------

  Total Interest Expense                                              34,467       38,488       70,105       72,661
                                                                      ------       ------       ------      -------

  Net Interest Income                                                 37,273       37,987       76,205       76,039
  Less:  Provision for Loan Losses                                      --           --           --           --
                                                                      ------       ------       ------      -------
  Net Interest Income after Provision for Loan Losses                 37,273       37,987       76,205       76,039

NONINTEREST INCOME

  Service Charges and Fees                                             8,823        8,733       17,496       17,496
  Trust Income                                                         8,526        7,329       16,400       13,971
  Other Noninterest Income                                             2,049        2,276        5,124        4,823
  Interest on Tax Receivables                                          5,135         --          5,135         --
  Securities Gains, Net                                                1,209         --          7,162           46
                                                                      ------       ------       ------      -------
  Total Noninterest Income                                            25,742       18,338       51,317       36,336

NONINTEREST EXPENSE

  Salaries and Wages                                                  15,146       15,997       29,767       32,154
  Pensions and Other Employee Benefits                                 3,188        3,892        7,057        8,520
  Occupancy, Net                                                       5,748        5,934       11,039       11,206
  Data Processing Services                                             4,468        4,026        8,938        8,384
  Furniture and Equipment                                              1,704        2,028        3,566        4,034
  Advertising and Public Relations                                     1,306        1,407        2,677        2,661
  FDIC Insurance                                                           1        1,994            4        3,983
  Other Real Estate Owned Expense (Income), Net                          186         (889)         183       (1,973)
  Other Noninterest Expense                                           12,184       12,481       23,704       25,052
                                                                      ------       ------       ------      -------
  Total Noninterest Expense                                           43,931       46,870       86,935       94,021

  Income before Taxes                                                 19,084        9,455       40,587       18,354
  Applicable Income Tax (Benefit) Expense                             (2,370)          87       (2,318)         191
                                                                      ------       ------       ------      -------
  Net Income                                                          21,454        9,368       42,905       18,163

  Dividends on Preferred Stock                                        (2,687)      (2,687)      (5,375)      (5,375)
                                                                      ------       ------       ------      -------
  Net Income Available for Common Stock                            $  18,767    $   6,681    $  37,530    $  12,788

EARNINGS PER COMMON SHARE                                          $     .62    $     .22    $    1.23    $     .42

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION


(UNAUDITED)                                                                    JUNE 30,       JUNE 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                         1996           1995         1995
- ---------------------------------------------------------------------------------------------------------------------
ASSETS

  Cash and Due from Banks                                                   $   200,625    $   228,743    $   253,414
  Money Market Assets:
      Time Deposits with Other Banks                                            160,107        245,511        231,374
      Federal Funds Sold and Reverse Repurchase Agreements                      180,000        200,300        423,000
- ---------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                     340,107        445,811        654,374
- ---------------------------------------------------------------------------------------------------------------------
  Securities:
      Available for Sale (at Market Value)                                    1,336,682        629,188        970,006
      Held-to-Maturity (Market Value:  June 30, 1995, $755,968)                    --          756,127           --
- ---------------------------------------------------------------------------------------------------------------------
  Total Securities                                                            1,336,682      1,385,315        970,006
- ---------------------------------------------------------------------------------------------------------------------
  Loans                                                                       2,607,184      2,571,494      2,571,959
  Reserve for Loan Losses                                                        58,802        100,145         56,546
- ---------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                   2,548,382      2,471,349      2,515,413
- ---------------------------------------------------------------------------------------------------------------------
  Premises and Equipment, Net                                                   160,473        152,096        154,770
  Accrued Interest Receivable                                                    41,660         34,491         29,578
  Other Real Estate Owned, Net                                                   33,301         42,847         33,197
  Other Assets                                                                  148,103        115,440        121,781
- ---------------------------------------------------------------------------------------------------------------------
  Total Assets                                                              $ 4,809,333    $ 4,876,092    $ 4,732,533

LIABILITIES

  Noninterest-Bearing Demand Deposits                                       $   843,903    $   859,168    $   910,887
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                  800,764        800,321        848,242
      Money Market Deposit Accounts                                             994,272        917,961        951,117
      Time Deposits in Domestic Offices                                         837,766        879,833        857,036
      Time Deposits in Foreign Offices                                          330,637        315,578        317,897
- ---------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                             2,963,439      2,913,693      2,974,292
- ---------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                              3,807,342      3,772,861      3,885,179
- ---------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                         217,236        195,631        186,009
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                115,618        335,750         15,466
- ---------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                   332,854        531,381        201,475
- ---------------------------------------------------------------------------------------------------------------------
  Other Liabilities                                                              48,746         48,719         51,585
  Long-Term Debt                                                                217,625        217,625        217,625
- ---------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                           4,406,567      4,570,586      4,355,864

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at June 30, 1996 and 1995, and
          December 31, 1995;  Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
          at June 30, 1996 and 1995, and December 31, 1995                        4,000          4,000          4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 1996 and 1995, and
          December 31, 1995
      Shares Issued - 31,195,262 at June 30, 1996, 31,159,212 at
          June 30, 1995 and 31,175,262 at December 31, 1995                      77,988         77,898         77,938
  Surplus - Preferred Stock                                                      91,192         91,192         91,192
  Surplus - Common Stock                                                        156,470        156,214        156,320
  Foreign Exchange Translation Adjustments                                       (1,172)          (619)          (873)
  Undivided Profits                                                             104,053          3,774         68,038
  Unrealized Gain (Loss) on Securities Available for Sale, Net                   (6,042)        (3,230)         3,777
  Treasury Stock-900,798 shares at June 30, 1996 and 1995, and
         December 31, 1995                                                      (23,723)       (23,723)       (23,723)
- ---------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                    402,766        305,506        376,669
- ---------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                $ 4,809,333    $ 4,876,092    $ 4,732,533

                                       -4-

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
                             $1.00 PAR    $2.50 PAR    SURPLUS    ADJUSTMENTS    DEFICIT)  FOR SALE, NET    STOCK      EQUITY
- ---------------------------------------------------------------------------------------------------------------------------------


Balance,
  December 31, 1994           $   4,000   $  77,863   $ 247,315   $    (634)   $  (9,014)   $ (28,144)   $ (23,723)   $ 267,663

Net Income                         --          --          --          --         18,163         --           --         18,163

Issuance of
  Common Stock--
  Stock Option Plans,
  14,000 Shares                    --            35          91        --           --           --           --            126

Cash Dividends --
  Series B Preferred Stock,
  $1.34375 per Share               --          --          --          --         (5,375)        --           --         (5,375)

Unrealized Gain on
  Securities Available
  for Sale, Net                    --          --          --          --           --         24,914         --         24,914

Foreign Exchange
 Translation Adjustments           --          --          --            15         --           --           --             15
- ---------------------------   ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance,
  June 30, 1995               $   4,000   $  77,898   $ 247,406   $    (619)   $   3,774    $  (3,230)   $ (23,723)   $ 305,506



Balance,
  December 31, 1995           $   4,000   $  77,938   $ 247,512   $    (873)   $  68,038    $   3,777    $ (23,723)   $ 376,669

Net Income                         --          --          --          --         42,905         --           --         42,905

Issuance of
  Common Stock--
  Stock Option Plans,
  20,000 Shares                    --            50         150        --           --           --           --            200

Cash Dividends--
  Series B Preferred Stock,
  $1.34375 per Share               --          --          --          --         (5,375)        --           --         (5,375)

Cash Dividends--
  Common Stock,
  $.05 per Share                   --          --          --          --         (1,515)        --           --         (1,515)

Unrealized Loss on
  Securities Available
  for Sale, Net                    --          --          --          --           --         (9,819)        --         (9,819)

Foreign Exchange
 Translation Adjustments           --          --          --          (299)        --           --           --           (299)
- ---------------------------   ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance,
  June 30, 1996               $   4,000   $  77,988   $ 247,662   $  (1,172)   $ 104,053    $  (6,042)   $ (23,723)   $ 402,766

                                       -5-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                   ----------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1996          1995
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                             $    42,905    $    18,163
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                --             --
     Provision for Other Real Estate Owned Writedowns                          204            376
     Depreciation Expense and Amortization of Leasehold Improvements         5,505          5,988
     Interest on Tax Receivables                                            (5,135)          --
     Amortization of Purchase Accounting Adjustments                         1,761          1,801
     Provision (Benefit) for Deferred Taxes                                (13,694)         1,846
     Securities Gains                                                       (7,162)           (46)
     Gains on Other Real Estate Owned Sales                                   (210)        (1,725)
     Increase in Accrued Interest Receivable                               (12,082)        (6,587)
     Increase in Other Assets                                              (17,889)        (6,613)
     Increase in Other Liabilities                                          10,855          2,727
- -------------------------------------------------------------------------------------------------
  Total Adjustments                                                        (37,847)        (2,233)
- -------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                  5,058         15,930
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net Increase (Decrease) In Time Deposits with Other Banks                 71,267        (17,287)
  Proceeds from Maturities of Securities Available for Sale                 41,791         22,044
  Proceeds from Sales of Securities Available for Sale                     739,640             46
  Purchase of Securities Available for Sale                             (1,155,823)       (29,705)
  Proceeds from the Maturity of Securities Held-to-Maturity                   --           25,000
  Purchase of Securities Held-to-Maturity                                     --         (337,964)
  Net Increase in Loans                                                    (34,311)       (19,153)
  Proceeds from Sales of Other Real Estate Owned                             1,250          6,720
  Net Increase in Premises and Equipment                                   (11,208)        (6,552)
  Other, Net                                                                    (6)           234
- -------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                     (347,400)      (356,617)
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                 (71,307)      (116,130)
    Time Deposits                                                           (6,530)       286,197
    Federal Funds Purchased and Repurchase Agreements                       31,227        (69,247)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings             100,152        307,191
  Net Proceeds From the Issuance of Common Stock                               200            126
  Dividend Payments - Series B Preferred Stock and Common Stock             (6,890)        (5,375)
- -------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                   46,852        402,762
- -------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                               (299)            15
- -------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                      (295,789)        62,090
Cash and Cash Equivalents at Beginning of Period                           676,414        366,953
- -------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                             $   380,625    $   429,043


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:

  Loans Transferred to Other Real Estate Owned                         $     1,348    $       385

CASH PAID DURING  THE YEAR FOR:

  Interest Paid (Net of Amount Capitalized)                            $    71,039    $    70,032
  Income Tax Payments                                                       15,015          1,848

                                       -6-

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                -------------------------------   --------------------------------
                                                                    1996            1995               1996            1995
- ----------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE:

         Net Income to Average Assets                                  1.83 %            .81 %            1.83 %            .80 %
         Net Income to Average Earning Assets                          2.05              .89              2.05              .89
         Net Income to Average Stockholders' Equity                   22.02            12.77             22.21            12.88
         Net Income Available to Common Stock
               to Average Common Equity                               25.44            13.46             25.73            13.62
         Net Interest Income to Average Earning Assets                 3.66             3.71              3.73             3.81


PER COMMON SHARE:

         Net Income                                                  $  .62           $  .22            $ 1.23           $  .42
         Dividends Paid per Common Share                             $  .05           $   -             $  .05           $   -
         Book Value (at period end)                                  $10.15           $ 6.95            $10.15           $ 6.95
         Common Shares Outstanding (at period end)               30,294,464       30,258,414        30,294,464       30,258,414
         Weighted Average Common Shares Outstanding              30,294,343       30,258,106        30,287,379       30,251,168


ASSET QUALITY:

         Nonaccrual Loans as a % of Total Loans                                                            .49 %            .56 %
         Nonaccrual Loans as a % of Average Loans                                                          .51              .57
         Nonaccrual and Renegotiated Loans as a % of Total Loans                                           .53              .57
         Nonperforming Assets as a % of Total Loans and OREO                                              1.78             2.20
         Nonperforming Assets as a % of Total Assets                                                       .98             1.18
         Net Charge-Offs (Recoveries) as a % of Average Loans                                             (.09)            (.11)
         Reserve for Loan Losses as a % of Total Loans                                                    2.26             3.89
         Reserve for Loan Losses as a % of Nonaccrual and
             Renegotiated Loans                                                                         428.87           679.96
         Period End Stockholders' Equity to Total Assets                                                  8.37             6.27


CAPITAL RATIOS AT PERIOD END:

         Tier I                                                                                          15.64 %          11.76 %
         Combined Tier I and Tier II                                                                     24.31            18.93
         Leverage                                                                                         8.58             6.54

                                       -7-

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates, Riggs National Corporation's ("the Corporation") consolidated financial position at June 30, 1996 and 1995, and December 31, 1995 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first half of 1996 are not necessarily indicative of the results to be expected for the full 1996 year.

NOTE 2.  COMMON SHARES

Earnings per common share are calculated using the weighted average number of shares of common stock outstanding during the period. The weighted average shares outstanding were 30,294,343 and 30,287,379 for the second quarter of 1996 and the six month period ended June 30, 1996, respectively, with 30,258,106 and 30,251,168 for the same periods in 1995. The weighted average number of shares of common stock outstanding does not include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan") or shares granted under the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1996, options to purchase 1,164,900 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $12.00 per share and are currently not dilutive. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1996, options to purchase 578,833 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.063 to $12.00 per share and are currently not dilutive. Additionally, in May 1996, the board of directors and shareholders approved the Riggs National Corporation 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, options to purchase up to 2,000,000 shares may be granted to key employees of the Corporation. At June 30, 1996, no shares have been granted under the 1996 Plan.

NOTE 3.  RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,          JUNE 30,
                                      -----------------------------------------
                                            1996      1995     1996      1995
- -------------------------------------------------------------------------------

Balance, beginning of period            $  57,227 $  94,299 $  56,546 $  97,039

Provision for loan losses                    --        --        --        --

Loans charged-off:
     Domestic                                 687       511     1,199     1,107
     Foreign                                  260      --         260     4,846
- ----------------------------------------   ------    ------    ------    ------
Total loans charged-off                       947       511     1,459     5,953

Recoveries on charged-off loans:
     Domestic                               1,636     6,277     2,508     6,832
     Foreign                                  715       422     1,213     1,923
- ----------------------------------------   ------    ------    ------    ------
Total recoveries on charged-off loans       2,351     6,699     3,721     8,755

Net loan charge-offs (recoveries)          (1,404)   (6,188)   (2,262)   (2,802)

Foreign exchange translation adjustments      171      (342)       (6)      304

- ----------------------------------------   ------    ------    ------    ------
Balance, end of period                  $  58,802 $ 100,145 $  58,802 $ 100,145

NOTE 4.  OTHER REAL ESTATE OWNED, NET

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                                                                  SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                      ----------------------------------------
                                                                                                 1996                1995
- ------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                                                      $33,197             $47,763

Additions                                                                                           1,348                 385

Deductions:
     Sales and repayments                                                                           1,040               4,995
     Charge-offs                                                                                      204                 376
- -------------------------------------------------------------------------------------  -------------------  -------------------
Total Deductions                                                                                    1,244               5,371

Foreign exchange translation adjustments                                                                -                  70
- -------------------------------------------------------------------------------------  -------------------  -------------------

Balance, end of period                                                                            $33,301             $42,847



Other real estate owned income and expense consisted of the following:


                                                                                                   SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                       ----------------------------------------
                                                                                                 1996              1995
- -------------------------------------------------------------------------------------------------------------------------------

Other Real Estate Owned Operating Revenues                                                         $   528            $   834
Net Gain on Sale of Properties                                                                         210              1,725
- --------------------------------------------------------------------------------------  -------------------  ------------------
Net Revenues                                                                                           738              2,559

Provision for Other Real Estate Owned Losses                                                           204                376
Selling and Other Real Estate Owned Operating Expenses                                                 717                210
- --------------------------------------------------------------------------------------  -------------------  ------------------

Net Expenses                                                                                           921                586
- --------------------------------------------------------------------------------------  -------------------  ------------------

Total Other Real Estate Owned Expense (Income), Net                                                $   183            $(1,973)

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

NOTE 6.  INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. Income before income taxes relating to the operations of domestic offices and foreign offices for the three and six month periods ended June 30, 1996 and 1995 were as follows:


                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                             -----------------------------------------------------------------------------------
                                                          1996                 1995                1996                 1995
- --------------------------------------------------------------------------------------------------------------------------------

    Domestic Offices                                     $18,649              $ 8,642             $39,515              $16,997
    Foreign Offices                                          435                  813               1,072                1,357
- ---------------------------------------------- ------------------- -------------------- ------------------- --------------------
Total                                                    $19,084              $ 9,455             $40,587              $18,354


The provision for income taxes for the three and six month periods ended June 30, 1996 and 1995 consisted of the following:

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                             -----------------------------------------------------------------------------------
                                                       1996                1995               1996                  1995
- --------------------------------------------------------------------------------------------------------------------------------

Current Provision (Benefit):
     Federal                                        $  6,686           $    (932)           $ 13,655             $ (1,855)
     State                                            (2,352)                 77              (2,235)                 176
     Foreign                                              (7)                 19                 (44)                  24
- -------------------------------------------------------------- ------------------- ------------------- --------------------
Total Current Provision (Benefit)                      4,327                (836)             11,376               (1,655)

Deferred (Benefit) Provision:
     Federal                                          (6,697)                923             (13,694)               1,846
     State                                                 -                   -                   -                    -
     Foreign                                               -                   -                   -                    -
- --------------------------------------------------------------- ------------------- ------------------- -------------------
Total Deferred (Benefit) Provision                    (6,697)                923             (13,694)               1,846
- --------------------------------------------------------------- ------------------- ------------------- -------------------

Applicable Income Tax (Benefit) Expense             $ (2,370)         $       87            $ (2,318)            $    191

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at June 30, 1996 and 1995 are as follows:

                                                                                                           CONTRACTUAL OR
                                                                                                           NOTIONAL VALUE
                                                                                                              JUNE 30,
                                                                                               -----------------------------------
                                                                                                      1996                 1995
- ----------------------------------------------------------------------------------------------------------------------------------

Commitments to Extend Credit:
     Commercial                                                                                    $430,950              $247,278
     Real Estate:
           Commercial/Construction                                                                   27,854                26,180
           Mortgage                                                                                   5,227                 7,579
           Home Equity                                                                              181,781               180,388
- ----------------------------------------------------------------------------------------------------------------------------------
     Total Real Estate                                                                              214,862               214,147
- ----------------------------------------------------------------------------------------------------------------------------------
     Consumer                                                                                        85,816                65,674
- ----------------------------------------------------------------------------------------------------------------------------------
Total Commitments to Extend Credit                                                                 $731,628              $527,099

Letters of Credit:
     Commercial                                                                                    $102,981              $ 58,998
     Standby-Financial                                                                               42,112                29,389
     Standby-Performance                                                                              8,511                16,408
- ----------------------------------------------------------------------------------------------------------------------------------
Total Letters of Credit                                                                            $153,604              $104,795

Derivative Instruments:
     Foreign Exchange Contracts:
          Commitments to Purchase                                                                  $ 89,540              $ 32,056
          Commitments to Sell                                                                       181,872               108,492
     Interest Rate Swap Agreements                                                                  319,009               335,584
     Interest Rate Option Contracts (Corridors)                                                     300,000               400,000


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

The Corporation's interest rate swaps and option contracts activity for the six months ended June 30, 1996 is as follows:



                                                BALANCE                                                                 BALANCE
                                              DECEMBER 31,                                                              JUNE 30,
                                                  1995          ADDITIONS       MATURITIES           OTHER                1996
- --------------------------------------------------------------------------------------------------------------------------------

Interest Rate Swaps:
     Receive fixed/pay variable                 $200,000         $      -         $      -           $      -          $200,000
     Receive variable/pay fixed                  100,000           50,000           50,000                  -           100,000
     For Customers                                13,609            5,418                -                (18)           19,009
Interest Rate Option Contracts                   300,000                -                -                  -           300,000
- ---------------------------------------  ---------------- ---------------- ---------------- ------------------- ----------------

Total                                           $613,609         $ 55,418         $ 50,000           $    (18)         $619,009

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED


INTEREST RATE SWAP AGREEMENTS
JUNE 30, 1996

                                                                                                                          1996
                                                               WEIGHTED          ACCRUED      ACCRUED    UNAMORTIZED    YTD NET
                                NOTIONAL    UNREALIZED       AVERAGE RATE        INTEREST     INTEREST      FEES &      INTEREST
                                                        ---------------------
                                 AMOUNT     GAIN(LOSS)   RECEIVE       PAY      RECEIVABLE     PAYABLE     PREMIUMS    INC./(EXP.)
- ---------------------------------------------------------------------------------------------------------------------------------
   Receive fixed/pay variable,
      Maturing July 1998         $200,000    $  (3,367)    5.38%       5.49%    $  1,913     $  1,982     $      -    $    (240)
   Receive variable/pay fixed,
      Maturing March 1997          25,000         (193)    5.61        6.97           55           68            -         (165)
   Receive variable/pay fixed,
      Maturing April 1997          25,000         (196)    5.50        6.70          267          321            -         (129)
   Receive variable/pay fixed,
      Maturing January 1998        25,000          377     5.48        5.21          255          238            -           41
   Receive variable/pay fixed,
      Maturing January 1999        25,000          613     5.48        5.36          255          245            -           25
   For Customers                   19,009         (345)       -           -          259          327            -          (72)
- ---------------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Swap
   Agreements                    $319,009    $  (3,111)                         $  3,004     $  3,181    $       -    $    (540)


At June 30, 1996, the Corporation's financial derivative instruments included a $200 million (notional principal amount) interest-rate swap agreement, entered into in July 1993 and maturing in July 1998, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio that entail the receipt of a floating rate equal to three month Libor, reset quarterly, and payments of fixed rates of 6.73% and 6.97%. One of these swap agreements matured in March of 1996 and the other matures in March of 1997. Prior to its maturity in March 1996, $48 thousand in net interest expense related to this swap agreement was recognized in 1996. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to three-month Libor, reset quarterly, and payments of fixed rates of 6.55% and 6.70%. One of these agreements matured in April 1996 and the other matures in April 1997. Prior to its maturity in April 1996, $63 thousand in net interest expense related to this swap agreement was recognized in 1996. In January 1996, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements hedging the real estate mortgage loan portfolio. The swap agreements entail the payment of fixed rates of 5.21% and 5.36%, and the receipt of floating rates, equal to the three-month Libor, reset quarterly, and mature in January of 1998 and 1999. Payments for these swap agreements (which hedge the residential mortgage loan portfolio) are netted on a quarterly basis. The total aggregate net interest income/expense from these swap agreements is included in interest income relating to the real estate mortgage loan portfolio.

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED



INTEREST RATE OPTION CONTRACTS (CORRIDORS)
JUNE 30, 1996

                                                                                                                         1996
                                                                                           ACCRUED     UNAMORTIZED     YTD NET
                                                               NOTIONAL    UNREALIZED     INTEREST        FEES &       INTEREST
                                                                AMOUNT     GAIN(LOSS)    RECEIVABLE      PREMIUMS    INC./(EXP.)
- ----------------------------------------------------------------------------------------------------------------------------------

Corridor Maturing April 1997                                     $100,000      $  (203)     $       -       $    387    $   (239)
Corridor Maturing August 1996                                     200,000            -              -              -        (400)
- ----------------------------------------------------------------------------------------------------------------------------------

Total Interest Rate Option Contracts                             $300,000      $  (203)     $       -       $    387    $   (639)


In April 1994, the Corporation purchased two $100 million (notional principal balance) corridors maturing in April 1996 and April 1997, to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over their respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of their adjustments, the Corporation would receive payments from the counterparty if three-month Libor exceeded a level of approximately 5.60%; however, if Libor rose above 7.00%, then the Corporation would begin paying to the counterparty the amount by which Libor exceeds 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. Currently, there are no payments being paid or received as the rate is below the 5.60% floor. In December 1995, the Corporation terminated one of the $100 million corridor agreements, which would have matured in April 1996.

In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance) maturing in August 1996. This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. Under the agreement, the Corporation receives payments, calculated quarterly on the notional principal amount, by the amount that three-month Libor exceeds 6.00%. Such payments will cease if three-month Libor equals or exceeds 8.00% on a reset date. Currently, there are no payments being paid or received as the rate is below the 6.00% floor. A premium was also paid for this corridor, with the cost amortized over the two-year life. The total aggregate net interest income/expense for this corridor agreement is included in interest expense relating to short-term borrowings.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

SUMMARY

The Corporation reported consolidated net income of $21.4 million ($.62 per common share) for the second quarter of 1996 compared with net income of $9.4 million ($.22 per common share) for the same quarter a year earlier. Net earnings for the six months of 1996 totaled $42.9 million, or $1.23 per common share compared with $18.2 million, or $.42 per common share, for the same period in 1995. The second quarter and first half performance of 1996, excluding nonrecurring items, continued the strong earnings momentum gained in 1995.

Net interest income was $37.3 million for the second quarter and $76.2 million for the first six months of 1996, compared with $38.0 million and $76.0 million for the same periods in 1995. The current quarter's net interest income decreased $1.6 million from the first quarter 1996 total of $38.9 million. The decrease from the prior year's quarter was primarily the result of a five basis point decrease in the net interest margin. The net interest margin for the second quarter and first six months of 1996 were 3.66% and 3.73%, compared with a margin of 3.71% for the prior year's second quarter and 3.81% for the first half of 1995. Though the net interest margin decreased eight basis points on a year-to-date basis, this decrease was more than offset by a $79.5 million increase in earning assets between periods.

Noninterest income, excluding securities gains, for the second quarter and six-month periods of 1996 totaled $24.5 million and $44.2 million, respectively, compared with $18.3 million and $36.3 million from the prior year's periods. The current quarter's noninterest income total increased $4.9 million from the first quarter 1996 total of $19.6 million. The increase from the second quarter of 1995, totaling $6.2 million (33.8%), was due to $5.1 million in interest from tax settlements and an increase in trust income of $1.2 million. The increase in the six-month period totaling $7.9 million (21.7%) was primarily due to interest from the tax settlements and a $2.4 million increase in trust income. The increase from the first quarter of 1996 was attributed to the previously mentioned interest earned from tax settlements.

Noninterest expense for 1996's second quarter totaled $43.9 million, a decrease of $3.0 million (6.3%) from the prior year's quarter total of $46.9 million, but an increase of $927 thousand from the first quarter of 1996. Likewise, noninterest expense for the first six months of 1996 totaled $86.9 million, a decrease of $7.1 million (7.5%), compared with $94.0 million for the first half of 1995. The reduction in noninterest expense for both periods was mostly due to decreases in personnel-related expenses and deposit insurance. The increase during the past quarter was the result of reduced sub-tenant rental income on certain leased properties and increases in other real estate owned expense, legal fees and noncredit losses during the quarter.

Nonperforming assets, including other real estate owned, decreased $10.6 million, or 18.4% to $47.0 million at June 30, 1996, when compared with 1995's second quarter nonperforming asset total of $57.6 million. At June 30, 1996, Riggs' reserve to total loans ratio stood at 2.26%. Nonperforming loans totaled $13.7 million at quarter end, with a reserve to nonperforming loans (coverage) ratio of 429 percent.

Assets totaled $4.81 billion at June 30, 1996, down $66.8 million from the $4.88 billion at June 30, 1995. The decrease in total assets from June 30, 1995 is attributable primarily to the sales of securities and a decrease in money market assets, partially offset by increased loan balances. Deposits at June 30, 1996 totaled $3.81 billion, an increase of $34.5 million from June 30, 1995 total of $3.77 billion. Total liabilities decreased $164.0 million from the prior year's quarter. The decrease in total liabilities from the prior year's balance was primarily due to the decrease in short-term borrowings of $198.5 million, partially offset by the increase in deposits between the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                                                   JUNE 30, 1996                        JUNE 30, 1995
                                                        -------------------------------------  -----------------------------------
                                                            AMORTIZED           MARKET/          AMORTIZED           MARKET/
                  AVAILABLE FOR SALE                           COST           BOOK VALUE            COST           BOOK VALUE
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
U.S. Treasury Securities                                        $1,311,183        $1,302,028         $  164,001        $  163,887
Government Agencies Securities                                           -                 -             26,605            26,257
Obligations of States & Political Subdivisions                           -                 -              8,800             8,330
Mortgage-Backed Securities                                               -                 -            415,137           411,175
Other Securities                                                    34,654            34,654             19,539            19,539
- ----------------------------------------------------------------------------------------------------------------------------------

Total                                                           $1,345,837        $1,336,682         $  634,082        $  629,188



                                                                   JUNE 30, 1996                        JUNE 30, 1995
                                                        -------------------------------------  -----------------------------------
                                                               BOOK             MARKET              BOOK             MARKET
                   HELD-TO-MATURITY                           VALUE              VALUE             VALUE              VALUE
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
U.S. Treasury Securities                                           $     -           $     -           $319,568          $319,406
Government Agencies Securities                                           -                 -            436,559           436,562
- ----------------------------------------------------------------------------------------------------------------------------------

Total                                                              $     -           $     -           $756,127          $755,968


Securities available for sale totaled $1.3 billion at June 30, 1996 compared to $970 million at year-end 1995 and $629 million at June 30, 1995. The activity for the first half of 1996 included purchases of securities available for sale totaling $1.2 billion partially offset by sales of securities available for sale totaling $740 million and proceeds from maturities of $42 million. These sales were due to a repositioning of the securities portfolio which resulted in securities gains of $6.0 million as the Corporation replaced securities from its government agencies and mortgage-backed securities portfolios with U.S. Treasury securities. Also included in securities gains for the first half of 1996 was a recovery of a prior year loss recognized in December 1994 from the Orange County bankruptcy. Final maturities of the remaining Orange County securities, which were part of the available for sale portfolio, were received at par value in June 1996, resulting in the recovery. The increase from the prior year was mainly attributable to the transfer of $446.1 million (book value) in securities held-to-maturity to the available for sale portfolio in December 1995. This transfer was made in accordance with accounting guidance provided by the Financial Accounting Standards Board, allowing a one-time reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115. Unrealized losses from securities available for sale totaled $9.2 million at June 30, 1996 ($6.0 million net of taxes), compared with unrealized losses of $4.9 million at June 30, 1995 ($3.2 million net of taxes). The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 2.2 years and 5.52%, respectively, at June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

SECURITIES, CONTINUED

The maturity distribution of securities available for sale at June 30, 1996, follows:

                                                           U.S. TREASURY           OTHER
(IN THOUSANDS)                                              SECURITIES           SECURITIES      TOTAL
- -----------------------------------------------------------------------------------------------------------

Within 1 year
     Amortized Cost                                         $  651,862         $   10,385      $  662,247
     Market/Book                                               651,296             10,385         661,681
     Yield*                                                       5.07%              4.85%           5.07%

After 1 but within 5 years
     Amortized Cost                                            489,563                  -         489,563
     Market/Book                                               483,755                  -         483,755
     Yield*                                                       5.78%                 -            5.78%

After 5 but within 10 years
     Amortized Cost                                            169,758             24,269         194,027
     Market/Book                                               166,977             24,269         191,246
     Yield*                                                       6.35%              6.13%           6.33%
- -----------------------------------------------------------------------------------------------------------

Total Securities Available for Sale
     Amortized Cost                                         $1,311,183         $   34,654      $1,345,837
     Market/Book                                             1,302,028             34,654       1,336,682
     Yield*                                                       5.50%              5.74%           5.51%

[FN]
*Weighted-average yield to maturity at June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

LOANS

The following table reflects loans by type for the periods indicated:

                                                                   JUNE 30,                 JUNE 30,               DECEMBER 31,
(IN THOUSANDS)                                                       1996                     1995                     1995
- ----------------------------------------------------------------------------------------------------------------------------------

Commercial and Financial                                             $  415,788               $  428,762               $  400,379
Real Estate - Commercial/Construction                                   319,255                  332,933                  326,965
Residential Mortgage                                                  1,258,861                1,316,530                1,286,256
Home Equity                                                             273,445                  230,368                  251,798
Consumer                                                                 75,502                   74,413                   77,804
Foreign                                                                 259,692                  183,107                  224,151
- ----------------------------------------------------------------------------------------------------------------------------------

Loans                                                                 2,602,543                2,566,113                2,567,353

Less: Unearned Discount (Unamortized
         Premium) and Net Deferred Fees                                  (4,641)                  (5,381)                  (4,606)
- ----------------------------------------------------------------------------------------------------------------------------------

Total Loans, Net                                                     $2,607,184               $2,571,494               $2,571,959


At June 30, 1996, total loans outstanding (net of premiums/discounts) were $2.61 billion, increasing $35.7 million from the June 30, 1995 total of $2.57 billion. The increase in loans from June 30, 1995 was primarily attributable to the $76.6 million increase in foreign loans and the $43.1 million increase in home equity loans. These increases were offset in part by the $57.7 million decrease in residential mortgage loans, the $13.7 million decrease in real estate - commercial/construction loans, and the $13.0 million decrease in commercial and financial loans.


REAL ESTATE - COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1996

                                                                                  GEOGRAPHIC LOCATION
                                              DISTRICT OF                                    UNITED
(IN THOUSANDS)                                  COLUMBIA      VIRGINIA      MARYLAND        KINGDOM          OTHER        TOTAL
- ----------------------------------------------------------------------------------------------------------------------------------

Land Acquisition and
     Construction Development                   $ 30,302      $ 11,394      $  7,559        $      -       $      -      $ 49,255
Multifamily Residential                           19,139         7,291         3,323               -              -        29,753
Commercial:
     Office Buildings                             48,799        33,580        25,874               -          2,206       110,459
     Shopping Centers                             32,507         9,711        16,512               -              -        58,730
     Hotels                                        4,517         3,556             -               -              -         8,073
     Industrial/Warehouse Loans                    2,271         7,419         7,534               -              -        17,224
     Churches                                     22,624         1,551         6,582               -              -        30,757
     Other                                         3,620         4,566         6,749               -             69        15,004
- ----------------------------------------------------------------------------------------------------------------------------------
Total Commercial                                 114,338        60,383        63,251               -          2,275       240,247
- ----------------------------------------------------------------------------------------------------------------------------------

Total  Domestic Real Estate - Commercial/
     Construction Loans                          163,779        79,068        74,133               -          2,275       319,255
Foreign                                                -             -             -         110,281              -       110,281
- ----------------------------------------------------------------------------------------------------------------------------------
Total Real Estate - Commercial/
     Construction Loans                         $163,779      $ 79,068      $ 74,133        $110,281       $  2,275      $429,536

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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At June 30, 1996, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at June 30, 1996, December 31, 1995 or June 30, 1995.



CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS

                                                                                                      90 DAYS
                                               % OF                                                   OR MORE          POTENTIAL
(IN MILLIONS)               AMOUNT            ASSETS          NONACCRUAL        RENEGOTIATED         PAST DUE           PROBLEM
- ----------------------------------------------------------------------------------------------------------------------------------

JUNE 30, 1996
United Kingdom                 $183.0             3.8%               $2.5               $  -               $  -              $  -

DECEMBER 31, 1995
United Kingdom                  180.9             3.8                 1.7                  -                  -                 -

JUNE 30, 1995
United Kingdom                  159.9             3.3                 7.2                0.2                  -               5.9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $47.0 million at June 30, 1996, a $1.1 million (2.4%) increase from the year-end 1995 total of $45.9 million, in contrast to the $10.6 million (18.4%) decrease from the June 30, 1995 total.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                         JUNE 30,            JUNE 30,           DECEMBER 31,
(IN THOUSANDS)                                                             1996                1995                 1995
- ---------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                     $10,332              $ 7,187              $ 7,542
  Foreign                                                                        2,529                7,232                1,784
- ----------------------------------------------------- --------------------------------- -------------------- --------------------
Total Nonaccrual Loans                                                          12,861               14,419                9,326
- ----------------------------------------------------- --------------------------------- -------------------- --------------------

Renegotiated Loans: (2)
  Domestic                                                                         850                  157                3,410
  Foreign                                                                            -                  152                    -
- ----------------------------------------------------- --------------------------------- -------------------- --------------------
Total Renegotiated Loans                                                           850                  309                3,410
- ----------------------------------------------------- --------------------------------- -------------------- --------------------

Other Real Estate Owned, Net:
  Domestic                                                                      32,731               40,816               32,627
  Foreign                                                                          570                2,031                  570
- ----------------------------------------------------- --------------------------------- -------------------- --------------------
Total Other Real Estate Owned, Net                                              33,301               42,847               33,197

- ----------------------------------------------------- --------------------------------- -------------------- --------------------

Total Nonperforming Assets                                                     $47,012              $57,575              $45,933

PAST-DUE LOANS: (3)
  Domestic                                                                     $ 4,396              $ 2,463              $ 5,423
  Foreign                                                                            -                    -                   36
- ----------------------------------------------------- --------------------------------- -------------------- --------------------

Total Past-Due Loans                                                           $ 4,396              $ 2,463              $ 5,459

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At June 30, 1996, nonaccrual loans, including both domestic and foreign, were $12.9 million, or 0.5% of total loans, compared with $9.3 million, or 0.4% of total loans, at year-end 1995 and $14.4 million, or 0.6% of total loans, at June 30, 1995. The $12.9 million of nonaccrual loans includes $5.2 million of loans identified as impaired (see "Impaired Loans"). The increase in nonaccrual loans during the first six months of 1996 was due to additions of $7.0 million. These additions were partially offset by paydowns and payoffs of $2.0 million in addition to loans returning to accrual status of $270 thousand, charge-offs of $365 thousand and transfers to other real estate owned of $806 thousand. Of the $7.0 million in additions during the first six months of 1996, $5.3 million (75.7%) related to domestic nonaccrual loans and $1.7 million (24.3%) related to foreign nonaccrual loans. Renegotiated loans totaled $850 thousand at June 30, 1996, a decrease of $2.6 million from December 31, 1995. This decrease was a result of paydowns and payoffs totaling $2.1 million, combined with charge-offs of $463 thousand. The $850 thousand of renegotiated loans included $714 thousand of loans identified as impaired (see "Impaired Loans"). Nonaccrual and renegotiated real estate - commercial/construction loans, both foreign and domestic, totaled $7.7 million at June 30, 1996, or 56.2% of the total nonaccrual and renegotiated loans at June 30, 1996.

OTHER REAL ESTATE OWNED, NET

Other real estate owned, net of reserves, increased slightly to $33.3 million at June 30, 1996, compared with $33.2 million at December 31, 1995, while decreasing $9.5 million compared with $42.8 million at June 30, 1995. The increase during the first half of 1996 is the result of additions of $1.3 million, partially offset by paydowns and sales of $1.0 million and net charge-offs of $204 thousand. At June 30, 1996, residential and commercial land composed 86.5% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.

OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1996

                                                                          GEOGRAPHIC LOCATION
                                           DISTRICT OF                                            UNITED
(IN THOUSANDS)                              COLUMBIA          VIRGINIA          MARYLAND          KINGDOM            TOTAL
- ---------------------------------------------------------------------------------------------------------------------------------

Land                                              $     -           $20,779          $ 8,009           $     -           $28,788
Single-Family Residential                              76               480              848                 -             1,404
Multifamily Residential                                 -               156                -                 -               156
Office Buildings/Retail                                 -               138            2,030               500             2,668
Warehouse Loans                                       215                 -                -                70               285
- ---------------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                $   291           $21,553          $10,887           $   570           $33,301

[FN]
(1) - Balances are net of valuation reserves totaling $2.3 million.


PAST-DUE AND POTENTIAL PROBLEM LOANS/ASSETS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $1.1 million during the first six months of 1996 to $4.4 million, while increasing $1.9 million from June 30, 1995.

At June 30, 1996, the Corporation had identified approximately $2.6 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily residential.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY, CONTINUED

The Corporation did not have any other potential problem assets at June 30, 1996. The $4.9 million of Orange County variable-rate one-year notes (the "Notes") that had been identified as potential problem assets at March 31, 1996 matured with proceeds received in June 1996. The Corporation recorded a recovery of $1.2 million, which was recorded as a securities gain, from the previous write-down of the Notes to their estimated fair value in December 1994 as a result of Orange County's declaration of bankruptcy.

The Corporation's subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $58.8 million, or 2.26% of total loans (net of premiums/discounts) at June 30, 1996, compared with $56.5 million, or 2.20% of total loans at December 31, 1995, and $100.1 million, or 3.89% of total loans, at June 30, 1995. The Corporation reduced the reserve for loan losses by $55.0 million in the third quarter of 1995, mainly due to the improved quality of its loan portfolio. The coverage ratio was 429% at June 30, 1996, 444% at year-end 1995 and 680% at June 30, 1995. The decrease in the coverage ratio from the prior year's periods was the result of the aforementioned reduction in the reserve for loan losses, partially offset by the $1.0 million decrease in nonaccrual and renegotiated loans between the periods.

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

Impaired loans totaled $5.9 million at June 30, 1996, a $549 thousand increase from the December 31, 1995 total of $5.4 million. Collateral dependent loans, which are measured at the fair value of the collateral, constituted the entire balance of impaired loans at June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY, CONTINUED

The following tables present impaired loans:

IMPAIRED LOANS (1)

                                                                                                JUNE 30,          DECEMBER 31,
(IN THOUSANDS)                                                                                    1996                1995
- ---------------------------------------------------------------------------------------------------------------------------------

Domestic:
     Commercial and Financial                                                                         $     -             $     -
     Real Estate - Commercial/Construction                                                              4,317               4,696
Foreign                                                                                                 1,602                 674
- ----------------------------------------------------------------------------------------- ------------------- -------------------

Total Impaired Loans                                                                                  $ 5,919             $ 5,370

[FN]
(1) There were no specific reserves for impaired loans as of June 30, 1996 and December 31, 1995.

           ----------------------------------------------------------

IMPAIRED LOANS
AVERAGE INVESTMENT AND INTEREST RECOGNIZED

                                                                                                        JUNE 30, 1996
                                                                                            -------------------------------------
                                                                                                 AVERAGE            INTEREST
(IN THOUSANDS)                                                                                 INVESTMENT          RECOGNIZED
- ---------------------------------------------------------------------------------------------------------------------------------

Domestic:
     Commercial and Financial                                                                         $     -            $      -
     Real Estate - Commercial/Construction                                                              4,506                   -
Foreign                                                                                                 1,138                  25
- ------------------------------------------------------------------------------------------ ------------------ -------------------

Total                                                                                                 $ 5,644            $     25


DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.8 billion at June 30, 1996, increasing $34.5 million (.9%) from the June 30, 1995 deposit total. The increase from the year earlier balance was primarily due to increases in money market deposits of $76.3 million and foreign time deposits of $15.1 million, partially offset by decreases in demand deposits ($15.3 million) and domestic time deposits ($42.1 million).

DEPOSITS

                                                                   JUNE 30,                                  CHANGE
                                                        --------------------------------         --------------------------------
(IN THOUSANDS)                                               1996            1995                    AMOUNT          PERCENT
- ---------------------------------------------------------------------------------------------------------------------------------

Demand Deposits                                             $  843,903       $  859,168             $   (15,265)          (1.8)%

Interest-Bearing Deposits:
     Savings and NOW Accounts                                  800,764          800,321                     443            0.1
     Money Market Deposit Accounts                             994,272          917,961                  76,311            8.3
     Time Deposits in Domestic Offices                         837,766          879,833                 (42,067)          (4.8)
     Time Deposits in Foreign Offices                          330,637          315,578                  15,059            4.8
- ------------------------------------------------------ --------------- ---------------- ------ ---------------- --------------
Total Interest-Bearing Deposits                              2,963,439        2,913,693                  49,746            1.7
- ------------------------------------------------------ --------------- ---------------- ------ ---------------- --------------

Total Deposits                                              $3,807,342       $3,772,861             $    34,481             .9 %

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

In 1995, the retail banking group formed a marketing team to explore the current and future prospects of electronic banking for retail banking customers. Retail banking advertising and product information have been established on a local-area, on-line service, and completion of the Internet Home Page is anticipated in 1996 or early 1997. This development group is also analyzing opportunities for home banking within the Corporation's market and the numerous delivery configurations available. This research is ongoing, and management expects to complete this project and to formalize delivery methodologies for home banking within the next 9 to 12 months.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $198.5 million (37.4%) from the end of the first half of 1995. Short-term borrowings are an additional source of funds that the Corporation utilizes to meet certain asset/liability and daily cash management objectives. The decrease in short-term borrowings from June 30, 1995 was primarily due to a $220.1 million reduction in U.S. Treasury notes and other borrowed funds, the result of decreases in treasury, tax and loan balances between the periods which are a temporary source of funds for the Corporation.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                      JUNE 30,                                CHANGE
                                                           --------------------------------      ---------------------------------
(IN THOUSANDS)                                                  1996            1995                 AMOUNT           PERCENT
- ----------------------------------------------------------------------------------------------------------------------------------

Federal Funds Purchased and Repurchase Agreements               $ 217,236        $ 195,631            $  21,605            11.0 %
U.S. Treasury Notes and Other Borrowed Funds                      115,618          335,750             (220,132)          (65.6)
- ---------------------------------------------------------- --------------- ---------------- ---- ---------------- ----------------
Total Short-Term Borrowings                                       332,854          531,381             (198,527)          (37.4)

Floating-Rate Subordinated Capital Notes due 1996                  26,100           26,100                    -               -
Subordinated Debentures due 2009                                   66,525           66,525                    -               -
Subordinated Notes due 2006                                       125,000          125,000                    -               -
- ---------------------------------------------------------- --------------- ---------------- ---- ---------------- ----------------
Total Long-Term Debt                                              217,625          217,625                    -               -
- ---------------------------------------------------------- --------------- ---------------- ---- ---------------- ----------------

Total Short-Term Borrowings and Long-Term Debt                  $ 550,479        $ 749,006            $(198,527)          (26.5)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest-Rate Risk Management"). At June 30, 1996, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, Federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.9 billion (39.0% of total assets). This compares with $1.9 billion (39.7%) at December 31, 1995, and $2.0 billion (41.7%) at June 30, 1995. The decrease in total liquid assets and the percentage of liquid assets to total assets from June 30, 1995, was the result of the cash outflows from the decrease in short-term borrowings combined with the increase in loans. The Corporation expects liquid assets to remain at approximately the June 30, 1996 level for the foreseeable future. The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.

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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. As of year-end 1995, the Corporation's interest sensitivity position was liability sensitive and continued to be liability sensitive at June 30, 1996. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At June 30, 1996, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would negatively impact net interest income by less than 2% over both an initial 12-month period and the entire 36-month horizon--well below the established tolerance levels set by the Corporation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at June 30, 1996 was $402.8 million, up $26.1 million from the year-end 1995 total and $97.3 million from June 30, 1995. The increase from year-end 1995 was primarily the result of earnings totaling $42.9 million, partially offset by an increase in net unrealized losses in the Corporation's securities available for sale portfolio of $9.8 million and dividends on preferred and common stock of $6.9 million. The increase in stockholders' equity over the preceding year is mostly attributable to earnings during the period less dividends paid.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 24.31% and 15.64%, respectively, at June 30, 1996, compared with 21.62% and 13.57% at December 31, 1995 and 18.93% and 11.76% at June 30, 1995,
respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline--the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 8.58% at June 30, 1996, compared with leverage ratios of 8.03% and 6.54% at December 31, 1995 and June 30, 1995, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $9.8 million at June 30, 1996. The Corporation's equity to assets ratio, which does include these unrealized losses, increased to 8.37% at June 30, 1996 compared to 7.96% and 6.27% at December 31, 1995, and June 30, 1995, respectively.

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

CAPITAL RATIOS

                                                                 JUNE 30,         DECEMBER 31,        JUNE 30,        REQUIRED
                                                                   1996               1995              1995          MINIMUMS
- ----------------------------------------------------------------------------------------------------------------------------------

RIGGS NATIONAL CORPORATION:
     Tier I                                                       15.64%             13.57%            11.76%          4.00%
     Combined Tier I and Tier II                                  24.31              21.62             18.93           8.00
     Leverage*                                                     8.58               8.03              6.54           4.00

RIGGS BANK N.A.**:
     Tier I                                                       19.14               n/a                n/a           4.00
     Combined Tier I and Tier II                                  20.40               n/a                n/a           8.00
     Leverage*                                                    10.44               n/a                n/a           4.00

[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at June 30, 1996.

** On March 28, 1996, the Corporation merged its three national banking subsidiaries: The Riggs National Bank of Washington, D.C., The Riggs National Bank of Virginia and The Riggs National Bank of Maryland, renaming the combined national bank Riggs Bank National Association ("Riggs Bank N.A."). Riggs Bank N.A. is a wholly owned subsidiary of Riggs National Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $38.3 million in the second quarter of 1996, decreasing $565 thousand from the second quarter of 1995. Net interest income on a tax-equivalent basis was $77.9 million for the first half of 1996, compared with $77.8 million for the same period in 1995. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the second quarter of 1996 was 3.66% (see schedule on the following page), a decrease of five basis points from 3.71% for the second quarter of 1995. The net interest margin for the six-month periods ended June 30, 1996 and 1995 were 3.73% and 3.81%, respectively. The net interest margin for the six month period ended June 30, 1996 was down from the prior period's interest margin due to the payoff of higher yielding, fixed rate assets between the periods and the slight downward movement in interest rates during 1995. The loan-to-deposit ratio stood at 68.5% at June 30, 1996, up from the year-end 1995 ratio of 66.2%, the result of a $35.2 million increase in net loans coupled with the $77.8 million decrease in deposits. The ratio of average loans to average earning assets was 60.1% for the second quarter of 1996, compared with a ratio of 59.8% for the first quarter of 1996.

NET INTEREST INCOME CHANGES (1)

                                                      THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                     JUNE 30, 1996 VS 1995                        JUNE 30, 1996 VS 1995
                                            ----------------------------------------     ----------------------------------------
                                               DUE TO        DUE TO       TOTAL             DUE TO       DUE TO        TOTAL
(IN THOUSANDS)                                  RATE         VOLUME       CHANGE             RATE        VOLUME        CHANGE
- ---------------------------------------------------------------------------------------------------------------------------------

Interest Income:
   Loans (Including Fees)                       $ (2,205)    $   (432)    $ (2,637)         $   (337)    $   (635)     $   (972)
   Securities Available for Sale                    (569)       9,168        8,599            (1,496)      15,424        13,928
   Securities Held-to-Maturity                         -       (9,130)      (9,130)                -      (15,569)      (15,569)
   Time Deposits with Other Banks                 (1,015)        (643)      (1,658)           (1,885)         157        (1,728)
   Federal Funds Sold and Reverse
     Repurchase Agreements                          (374)         614          240              (682)       2,625         1,943
- ---------------------------------------------------------------------------------------------------------------------------------

Total Interest Income                             (4,163)        (423)      (4,586)           (4,400)       2,002        (2,398)

Interest Expense:
   Savings and NOW Accounts                         (518)          37         (481)             (763)          25          (738)
   Money Market Deposit Accounts                      58          227          285               590          267           857
   Time Deposits in Domestic Offices              (1,170)        (598)      (1,768)             (718)         (34)         (752)
   Time Deposits in Foreign Offices                 (485)         624          139              (955)       1,283           328
   Federal Funds Purchased and
      Repurchase Agreements                       (1,245)         220       (1,025)           (1,438)         899          (539)
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                         (381)        (731)      (1,112)             (566)      (1,043)       (1,609)
   Long-Term Debt                                    (59)           -          (59)             (103)           -          (103)
- ---------------------------------------------------------------------------------------------------------------------------------

Total Interest Expense                            (3,800)        (221)      (4,021)           (3,953)       1,397        (2,556)
- ---------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                             $   (363)    $   (202)    $   (565)         $   (447)     $   605       $   158

[FN]
(1)- The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                    THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                      JUNE 30, 1996                          JUNE 30, 1995
                                                         -----------------------------------     ---------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE      INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE      EXPENSE    RATE         BALANCE     EXPENSE     RATE
- ----------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable                                   $  339,357     $ 6,468     7.67%     $  376,263     $ 7,700      8.21%
   Commercial - Tax-Exempt                                    25,900         623     9.67          34,498         924     10.74
   Real Estate - Commercial/Construction                     317,142       7,006     8.88         328,709       8,036      9.81
   Residential Mortgage                                    1,268,299      22,681     7.19       1,326,318      23,639      7.15
   Home Equity                                               268,811       5,496     8.22         229,121       5,196      9.10
   Consumer                                                   74,296       2,262    12.25          73,069       2,214     12.15
   Foreign                                                   233,704       4,608     7.93         183,368       4,072      8.91
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Loans (Including Fees)                             2,527,509      49,144     7.82       2,551,346      51,781      8.14
- ---------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                        1,256,102      18,216     5.83         623,801       9,617      6.18
  Securities Held-to-Maturity                                      -           -        -         604,542       9,130      6.06
  Time Deposits with Other Banks                             197,265       2,377     4.85         239,979       4,035      6.74
  Federal Funds Sold and Resale Agreements                   226,991       3,028     5.37         182,687       2,788      6.12
- ---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           4,207,867      72,765     6.96       4,202,355      77,351      7.38
- ---------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                               58,557                               97,141
  Cash and Due from Banks                                    201,644                              202,490
  Premises and Equipment, Net                                158,341                              150,029
  Other Assets                                               200,288                              182,503
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                            $4,709,583                           $4,640,236

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                               $  825,594     $ 4,322     2.11%     $  819,036     $ 4,803      2.35%
   Money Market Deposit Accounts                             969,258       8,377     3.48         941,536       8,092      3.45
   Time Deposits in Domestic Offices                         820,318       9,512     4.66         867,558      11,280      5.22
   Time Deposits in Foreign Offices                          349,853       4,736     5.44         305,023       4,597      6.04
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                          2,965,023      26,947     3.66       2,933,153      28,772      3.93
- ---------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                                233,944       2,324     4.00         218,569       3,349      6.15
   U.S. Treasury Notes and Other Borrowed Funds               44,660         451     4.06         107,275       1,563      5.84
   Long-Term Debt                                            217,625       4,745     8.77         217,625       4,804      8.85
- ---------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     3,461,252      34,467     4.01       3,476,622      38,488      4.44
- ---------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                            806,648                              818,491
  Other Liabilities                                           49,743                               50,772
  Stockholders' Equity                                       391,940                              294,351
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity              $4,709,583                           $4,640,236

- ---------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                         $38,298     2.95%                    $38,863      2.94%

- ---------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                              3.66%                                 3.71%

[FN]
(1)- Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)- Nonperforming loans are included in average balances used to determine rates.
(3)- The averages and rates for the securities available for sale portfolio are based on amortized cost.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                   SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                                    JUNE 30, 1996                               JUNE 30, 1995
                                                        -------------------------------------     --------------------------------
(TAX-EQUIVALENT BASIS) (1)                                  AVERAGE      INCOME/                   AVERAGE      INCOME/
(IN THOUSANDS)                                              BALANCE      EXPENSE      RATE         BALANCE      EXPENSE     RATE
- ----------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable                                   $  331,820    $ 15,567     9.43%      $  363,963    $ 14,958      8.29%
   Commercial - Tax-Exempt                                    27,571       1,340     9.77           35,443       1,842     10.48
   Real Estate - Commercial/Construction                     318,156      14,192     8.97          322,527      15,552      9.72
   Residential Mortgage                                    1,275,447      45,477     7.17        1,326,576      47,183      7.17
   Home Equity                                               264,150      11,001     8.38          226,934      10,097      8.97
   Consumer                                                   75,139       4,558    12.20           73,440       4,379     12.02
   Foreign                                                   224,081       8,919     8.00          191,463       8,015      8.44
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Loans (Including Fees)                             2,516,364     101,054     8.08        2,540,346     102,026      8.10
- ----------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                        1,141,761      32,860     5.79          611,049      18,932      6.25
  Securities Held-to-Maturity                                      -           -        -          526,806      15,569      5.96
  Time Deposits with Other Banks                             232,846       5,790     5.00          228,071       7,518      6.65
  Federal Funds Sold and Resale Agreements                   309,047       8,335     5.42          214,280       6,392      6.02
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           4,200,018     148,039     7.09        4,120,552     150,437      7.36
- ----------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                               57,758                                97,398
  Cash and Due from Banks                                    209,576                               202,553
  Premises and Equipment, Net                                156,903                               150,488
  Other Assets                                               195,298                               182,861
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                            $4,704,037                            $4,559,056

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                               $  835,529     $ 8,969     2.16%      $  833,449    $  9,707      2.35%
   Money Market Deposit Accounts                             972,329      16,870     3.49          956,989      16,013      3.37
   Time Deposits in Domestic Offices                         835,709      19,783     4.76          837,193      20,535      4.95
   Time Deposits in Foreign Offices                          339,947       9,333     5.52          295,722       9,005      6.14
- ----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                          2,983,514      54,955     3.70        2,923,353      55,260      3.81
- ----------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                                217,012       5,026     4.66          184,175       5,565      6.09
   U.S. Treasury Notes and Other Borrowed Funds               31,754         616     3.90           78,059       2,225      5.75
   Long-Term Debt                                            217,625       9,508     8.79          217,625       9,611      8.91
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     3,449,905      70,105     4.09        3,403,212      72,661      4.30
- ----------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                            815,734                               823,293
  Other Liabilities                                           49,903                                48,077
  Stockholders' Equity                                       388,495                               284,474

- ----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity              $4,704,037                            $4,559,056

- ----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                         $77,934     3.00%                    $ 77,776      3.06%

- ----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                              3.73%                                  3.81%

[FN]
(1)- Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)- Nonperforming loans are included in average balances used to determine rates.
(3)- The averages and rates for the securities available for sale portfolio are based on amortized cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME, CONTINUED

Interest income earned on nonaccrual and restructured loans totaled $127 thousand and $295 thousand for the six months ended June 30, 1996 and 1995, respectively. Interest income that would have been earned under the original terms of these loans was $662 thousand and $1.2 million, respectively, which reduced the net interest margin by approximately 3 basis points in 1996 and approximately 4 basis points in 1995.

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS (1)

                                                                                                    SIX MONTHS ENDED
(IN THOUSANDS)                                                                                       JUNE 30, 1996
- ---------------------------------------------------------------------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                                                                $382
   Foreign Loans                                                                                                  153
  Renegotiated Loans                                                                                              127
- ---------------------------------------------------------------------------------------------------------------------
Total                                                                                                            $662

Actual Interest Income Earned:
  Nonaccrual Loans:
   Domestic Loans                                                                                                $ 90
   Foreign Loans                                                                                                   37
  Renegotiated Loans                                                                                                -
- ---------------------------------------------------------------------------------------------------------------------
Total                                                                                                            $127

[FN]
(1) - For loans on nonaccrual and a renegotiated status at June 30, 1996, the table shows total interest income at original terms and actual income recognized for the six months ended June 30, 1996.


NONINTEREST INCOME

Noninterest income for the second quarter of 1996 was $25.7 million, compared with $25.6 million for the first quarter of 1996 and $18.3 million for the second quarter of 1995. The $7.4 million increase in noninterest income from the second quarter of 1995, compared with the current quarter, was due primarily due to the recognition of $5.1 million in interest on tax receivables and a $1.2 million increase in trust income and a comparable increase in securities gains. Noninterest income for the first half of 1996 increased $15.0 million compared to the same period in 1995. This increase was largely the result of similar components: a $7.1 million increase in securities gains, the aforementioned interest on tax receivables, and a $2.4 million increase in trust income. Securities gains included $1.2 million recognized in the second quarter as a result of a recovery from a prior year loss related to Orange County notes, which matured at par value in June 1996. The loss was recognized in December 1994 when Orange County declared bankruptcy. Securities gains also includes $6.0 million from the sale of $732.5 million of securities in the first quarter of 1996. Additionally, increases in trust income for the current quarter and the first half of 1996 are the result of increases in advisory income, as well as increases in aggregate trust assets administered during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST INCOME, CONTINUED


NONINTEREST INCOME

                                               THREE                                            SIX
                                            MONTHS ENDED                                     MONTHS ENDED
                                               JUNE 30,             CHANGE                     JUNE 30,             CHANGE
                                     ----------------------- --------------------    ---------------------- ----------------------
(IN THOUSANDS)                         1996         1995      AMOUNT     PERCENT        1996        1995      AMOUNT      PERCENT
- ----------------------------------------------------------------------------------------------------------------------------------


Service Charges                         $ 8,503     $ 8,564   $   (61)      (.7)%    $16,710      $17,107    $  (397)      (2.3)%
Trust Income                              8,526       7,329     1,197      16.3       16,400       13,971      2,429       17.4
International Noncredit Commissions
     and Fees                               320         169       151      89.3          786          389        397      102.1
Foreign Exchange Income                     555         521        34       6.5        1,097        1,131        (34)      (3.0)
Interest on Tax Receivables               5,135           -     5,135       n/a        5,135            -      5,135        n/a
Other Noninterest Income                  1,494       1,755      (261)    (14.9)       4,027        3,692        335        9.1
- ------------------------------------------------ ----------- ---------- ---------    -------- ------------ ----------- -----------

Noninterest Income Excluding
    Securities Gains, Net                24,533      18,338     6,195      33.8       44,155       36,290      7,865       21.7
Securities Gains, Net                     1,209           -     1,209       n/a        7,162           46      7,116        n/a
- ------------------------------------------------ ----------- ---------- ---------    -------- ------------ ----------- -----------

Total Noninterest Income                $25,742     $18,338   $ 7,404      40.4 %    $51,317      $36,336    $14,981       41.2 %


NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1996 was $43.9 million, an increase of $927 thousand when compared with the first quarter of 1996 ($43.0 million) and a decrease of $2.9 million when compared with the second quarter of 1995. The increase from the first quarter of 1996 was primarily due to increases in occupancy expense from the loss of subtenant rental income between the periods and the increase in other real estate owned expense, net. The decrease from the second quarter of 1995 was largely attributable to savings of $2.0 million in FDIC insurance expense and $1.6 million in staff expense, partially offset by an increase in other real estate owned expense, net of $1.1 million and data processing services of $442 thousand.

Noninterest expense for the first half of 1996 decreased $7.1 million compared with the same period in 1995. This decrease was primarily due to decreases in FDIC insurance expense of $4.0 million, $3.9 million in staff expense, and $1.3 million in other expense, partially offset by a $2.2 million increase in other real estate owned expense, net. The increase in other real estate owned expense, net was the result of gains recognized in the prior year from the sale of foreclosed properties.

The construction of the new operations center located in Riverdale, Maryland is complete. The Corporation has been moving employees to the new operations center since May and expects the relocation of employees to be completed by August 1996. The Corporation estimates the relocation of personnel from leased locations to this new facility will result in annualized savings of $7.0 million, beginning in the fourth quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST EXPENSE, CONTINUED

NONINTEREST EXPENSE

                                            THREE                                                SIX
                                        MONTHS ENDED                                        MONTHS ENDED
                                          JUNE 30,                   CHANGE                   JUNE 30,                CHANGE
                                   ------------------------ -----------------------    --------------------    -------------------
(IN THOUSANDS)                        1996         1995       AMOUNT       PERCENT      1996        1995        AMOUNT    PERCENT
- ----------------------------------------------------------------------------------------------------------------------------------

Salaries and Wages                     $15,146    $15,997      $  (851)     (5.3)%     $29,767     $32,154      $(2,387)    (7.4)%
Pensions and Other Employee
   Benefits                              3,188      3,892         (704)    (18.1)        7,057       8,520       (1,463)   (17.2)
- ---------------------------------- ------------ ----------- ------------ ----------    --------   ---------   ---------- ---------

Total Staff Expense                     18,334     19,889       (1,555)     (7.8)       36,824      40,674       (3,850)    (9.5)
- ---------------------------------- ------------ ----------- ------------ ----------    --------   ---------   ---------- ---------

Occupancy, Net                           5,748      5,934         (186)     (3.1)       11,039      11,206         (167)    (1.5)
Data Processing Services                 4,468      4,026          442      11.0         8,938       8,384          554      6.6
Furniture and Equipment                  1,704      2,028         (324)    (16.0)        3,566       4,034         (468)   (11.6)
Advertising and Public Relations         1,306      1,407         (101)     (7.2)        2,677       2,661           16       .6
FDIC Insurance                               1      1,994       (1,993)    (99.9)            4       3,983       (3,979)   (99.9)
Other Real Estate Owned
   Expense (Income), Net                   186       (889)       1,075     120.9           183      (1,973)       2,156    109.3
Other Noninterest Expense               12,184     12,481         (297)     (2.4)       23,704      25,052       (1,348)    (5.4)
- ---------------------------------- ------------ ----------- ------------ ----------    -------- -----------   ---------- ---------

Total Noninterest Expense              $43,931    $46,870      $(2,939)     (6.3)%     $86,935     $94,021      $(7,086)    (7.5)%


TAXES

The Corporation's provision for income taxes includes Federal, state and foreign income taxes. Income tax benefits totaling $2.4 million were recognized for the quarter ended June 30, 1996, compared with $87 thousand in income tax expense for the quarter ended June 30, 1995. Income tax benefits totaling $2.3 million were recognized for the six-month period ending June 30, 1996 compared with the $191 thousand expense recognized for the same period in 1995. The income tax benefit for the second quarter and for the first half of 1996 was the result of a $2.4 million tax refund received in the second quarter from amended local tax returns from the 1980's. The 1996 tax provision was less than the statutory rate because of the Corporation's ability to carryforward net operating losses.

RIGGS NATIONAL CORPORATION

EXHIBITS AND SIGNATURES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of the shareholders of the Corporation was held on May 15, 1996, in Riverdale, Maryland. Chairman of the Board Joe
             L. Allbritton presided and 24,906,221 of the 30,293,464 shares outstanding as of the record date of March 31, 1996 were represented at the meeting in person or by proxy.

             1-ELECTIONS OF DIRECTORS

             Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                                                                                   Total                        Total
                                                                                 Votes For                 Votes Withheld

                                                                        ---------------------------------------------------------

                         Barbara B. Allbritton                                  24,622,742                     124,676
                         Joe L. Allbritton                                      24,637,409                     124,676
                         Robert L. Allbritton                                   24,618,248                     124,676
                         Frederick L. Bollerer                                  24,716,487                     124,676
                         Calvin Cafritz                                         24,799,388                     124,676
                         Charles A. Camalier, III                               24,670,380                     124,676
                         Timothy C. Coughlin                                    24,667,682                     124,676
                         Ronald E. Cuneo                                        24,796,572                     124,676
                         Floyd E. Davis, III                                    24,794,038                     124,676
                         Jacqueline C. Duchange                                 24,791,363                     124,676
                         Michela A. English                                     24,804,438                     124,676
                         James E. Fitzgerald                                    24,790,150                     124,676
                         Heather S. Foley                                       24,786,911                     124,676
                         David J. Gladstone                                     23,710,799                     124,676
                         Lawrence I. Hebert                                     24,802,651                     124,676
                         Michael J. Jackson                                     23,712,804                     124,676
                         Timothy A. Lex                                         24,672,082                     124,676
                         Leo J. O'Donovan                                       23,730,678                     124,676
                         Steven B. Pfeiffer                                     24,670,782                     124,676
                         John A. Sargent                                        24,804,547                     124,676
                         Robert L. Sloan                                        24,805,472                     124,676
                         James W. Symington                                     24,786,889                     124,676
                         Jack Valenti                                           23,720,608                     124,676
                         Eddie N. Williams                                      24,798,088                     124,676

             2-PROPOSAL TO ADOPT THE STOCK OPTION PLAN

             By a vote of 18,479,416 For, 3,250,831 Against, with 141,370
             Abstaining, the Corporation's shareholders approved a proposal to adopt the Riggs National Corporation 1996 Stock Option Plan.

             3-PROPOSAL TO CHANGE THE ANNUAL MEETING DATE

             By a vote of 1,747,636 For, to 19,375,730 Against, with 292,640
             Abstaining, the Corporation's shareholders rejected a proposal to change the annual meeting date of the Riggs National Corporation.

RIGGS NATIONAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

                 None

         (B)     REPORTS ON FORM 8-K

                 None

                                     SIGNATURES

                  Pursuant to the requirements of the Securities Exchange
                 Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        August 12, 1996                    /s/ TIMOTHY C. COUGHLIN
     --------------------------------    -------------------------------------
                                                   Timothy C. Coughlin
                                                       President


Date:        August 12, 1996                    /s/ JOHN L. DAVIS
     --------------------------------    -------------------------------------
                                                   John L. Davis
                                               Chief Financial Officer
                                               (Principal Financial and
                                                   Accounting Officer)
                                      -33-