Form 10-Q
period 1996-09-30
RIGGS NATIONAL CORP
filed 1996-11-07
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                          Commission File Number 0-9756

                           RIGGS NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                    52-1217953
            (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)    Identification No.)

             1503 Pennsylvania Avenue, N.W., Washington, D.C. 20005
               (Address of principal executive offices) (Zip Code)

                                 (301) 887-6000
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $2.50 par value                        30,365,296 shares
 -----------------------------                    ------------------------
        (Title of Class)                      (Outstanding at November 6, 1996)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Financial Statements-Unaudited

         Consolidated Statements of Income
         Three and nine months ended September 30, 1996 and 1995         3

         Consolidated Statements of Condition
         September 30, 1996 and 1995, and December 31, 1995              4

         Consolidated Statements of Changes in Stockholders' Equity
         Nine months ended September 30, 1996 and 1995                   5

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 1996 and 1995                   6

         Financial Ratios and Other Financial Data                       7

         Notes to the Consolidated Financial Statements               8-13


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         14-31



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                            None

Item 2.  Change in Securities                                         None

Item 3.  Defaults Upon Senior Securities                              None

Item 4.  Submission of Matters to a Vote of Security Holders          None

Item 5.  Other Information                                            None

Item 6.  Exhibits and Reports on Form 8-K                             None

Signatures                                                              32

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------------------------------------------

                                                                               1996           1995          1996          1995
----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and Fees on Loans                                                $ 50,223       $ 51,260      $150,757       $152,135
  Interest on Securities:
      Available for Sale                                                      17,249          9,377        48,900         28,309
      Held-to-Maturity                                                             -          8,535             -         23,518
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Securities                                                17,249         17,912        48,900         51,827
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                           2,213          3,620         8,003         11,138
      Federal Funds Sold and Reverse Repurchase Agreements                     3,126          3,071        11,461          9,463
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                        5,339          6,691        19,464         20,601
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              ,
  Total Interest Income                                                       72,811         75,863       219,121        224,563

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                 4,269          4,766        13,238         14,473
      Money Market Deposit Accounts                                            8,799          8,259        25,669         24,272
      Time Deposits in Domestic Offices                                        9,574         11,481        29,357         32,016
      Time Deposits in Foreign Offices                                         4,651          5,076        13,984         14,081
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  27,293         29,582        82,248         84,842
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                        2,573          2,720         7,599          8,285
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                 457          1,418         1,073          3,643
      Long-Term Debt                                                           4,736          4,788        14,244         14,399
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                   7,766          8,926        22,916         26,327
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                      35,059         38,508       105,164        111,169
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                         37,752         37,355       113,957        113,394
  Less:  Provision for Loan Losses                                                  -       (55,000)            -        (55,000)
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         37,572         92,355       113,957        168,394

NONINTEREST INCOME
  Service Charges and Fees                                                     9,384          8,718        26,880         26,214
  Trust Income                                                                 7,866          7,518        24,266         21,489
  Interest on Tax Receivables                                                      -              -         5,135              -
  Other Noninterest Income                                                     3,920          1,954         9,044          6,777
  Securities Gains, Net                                                            4            155         7,166            201
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    21,174         18,345        72,491         54,681

NONINTEREST EXPENSE
  Salaries and Wages                                                          15,299         17,649        45,066         49,803
  Pensions and Other Employee Benefits                                         3,397          3,828        10,454         12,348
  Occupancy, Net                                                               5,879         10,101        16,918         21,307
  Data Processing Services                                                     4,626          4,334        13,564         12,718
  Furniture and Equipment                                                      1,995          1,886         5,561          5,920
  Advertising and Public Relations                                             1,290          1,303         3,967          3,964
  Other Real Estate Owned (Income) Expense, Net                                  (18)         2,503           165            530
  FDIC Insurance                                                                   -             29             4          4,012
  Other Noninterest Expense                                                   11,579         12,361        35,283         37,413
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   44,047         53,994       130,982        148,015

  Income before Taxes                                                         14,879         56,706        55,466         75,060
  Applicable Income Tax Expense                                                3,062             64           744            255
----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                  11,817         56,642        54,722         74,805

  Dividends on Preferred Stock                                                 2,688          2,688         8,063          8,063
----------------------------------------------------------------------------------------------------------------------------------
  Net Income Available for Common Stock                                     $  9,129       $ 53,954      $ 46,659       $ 66,742

EARNINGS PER COMMON SHARE                                                   $    .29       $   1.78      $   1.52       $   2.20

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                       SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1996             1995             1995
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                         $  172,626        $  251,930      $  253,414
  Money Market Assets:
      Time Deposits with Other Banks                                                 178,508           177,662         231,374
      Federal Funds Sold and Reverse Repurchase Agreements                           475,000           446,000         423,000
--------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                          653,508           623,662         654,374
--------------------------------------------------------------------------------------------------------------------------------
  Securities:
      Available for Sale (at Market Value)                                           973,051           612,357         970,006
      Held-to-Maturity (Market Value:  September 30, 1995, $401,324)                       -           401,223               -
--------------------------------------------------------------------------------------------------------------------------------
  Total Securities                                                                   973,051         1,013,580         970,006
--------------------------------------------------------------------------------------------------------------------------------
  Loans                                                                            2,599,773         2,532,503       2,571,959
  Reserve for Loan Losses                                                             60,689            55,390          56,546
--------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        2,539,084         2,477,113       2,515,413
--------------------------------------------------------------------------------------------------------------------------------
  Premises and Equipment, Net                                                        163,931           150,621         154,770
  Accrued Interest Receivable                                                         33,895            31,385          29,578
  Other Real Estate Owned, Net                                                        32,902            37,538          33,197
  Other Assets                                                                       147,758           117,012         121,781
--------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                    $4,716,755        $4,702,841      $4,732,533

LIABILITIES
  Noninterest-Bearing Demand Deposits                                             $  833,912        $  824,106      $  910,887
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       542,515           798,294         848,242
      Money Market Deposit Accounts                                                1,265,826           945,372         951,117
      Time Deposits in Domestic Offices                                              831,800           830,442         857,036
      Time Deposits in Foreign Offices                                               312,135           304,559         317,897
--------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  2,952,276         2,878,667       2,974,292
--------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   3,786,188         3,702,773       3,885,179
--------------------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              167,443           100,534         186,009
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                     113,258           266,985          15,466
--------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        280,701           367,519         201,475
--------------------------------------------------------------------------------------------------------------------------------
  Other Liabilities                                                                   46,031            53,989          51,585
  Long-Term Debt                                                                     191,525           217,625         217,625
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,304,445         4,341,906       4,355,864

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at September 30, 1996 and 1995,
        and December 31, 1995; Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
        at September 30, 1996 and 1995, and December 31, 1995                          4,000             4,000           4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 1996 and 1995,
        and December 31, 1995
      Shares Issued - 31,263,994 at September 30, 1996, 31,166,962 at
        September 30, 1995 and 31,175,262 at December 31, 1995                        78,160            77,917          77,938
  Surplus - Preferred Stock                                                           91,192            91,192          91,192
  Surplus - Common Stock                                                             156,992           156,266         156,320
  Foreign Exchange Translation Adjustments                                            (1,164)             (727)           (873)
  Undivided Profits                                                                  111,668            57,728          68,038
  Unrealized Gain (Loss) on Securities Available for Sale, Net                        (4,815)           (1,718)          3,777
  Treasury Stock - 900,798 shares at September 30, 1996 and 1995,
    and December 31, 1995                                                            (23,723)          (23,723)        (23,723)
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         412,310           360,935         376,669
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                      $4,716,755        $4,702,841      $4,732,533

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
                          $1.00 PAR   $2.50 PAR   SURPLUS    ADJUSTMENTS     DEFICIT)    FOR SALE, NET      STOCK        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


Balance,
  December 31, 1994        $  4,000    $ 77,863   $247,315      $   (634)    $ (9,014)      $ (28,144)    $ (23,723)      $267,663

Net Income                        -           -          -             -       74,805               -             -         74,805

Issuance of
  Common Stock--
  Stock Option Plans,
  21,750 Shares                   -          54        143             -            -               -             -            197

Cash Dividends --
  Series B Preferred
  Stock, $2.01563 per Share       -           -          -             -       (8,063)              -             -         (8,063)

Unrealized Gain on
  Securities Available
  for Sale, Net                   -           -          -             -            -          26,426             -         26,426

Foreign Exchange
 Translation  Adjustments         -           -          -           (93)           -               -             -            (93)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  September 30, 1995       $  4,000    $ 77,917   $247,458       $  (727)    $ 57,728       $  (1,718)    $ (23,723)      $360,935



Balance,
  December 31, 1995        $  4,000    $ 77,938   $247,512       $  (873)    $ 68,038      $    3,777     $ (23,723)      $376,669

Net Income                        -           -          -             -       54,722               -             -         54,722

Issuance of
  Common Stock--
  Stock Option Plans,
  88,732 Shares                   -         222        672             -            -               -             -            894

Cash Dividends--
  Series B Preferred
  Stock, $2.01563 per Share       -           -          -             -       (8,063)              -             -         (8,063)

Cash Dividends--
  Common Stock,
  $.10 per Share                  -           -          -             -       (3,029)              -             -         (3,029)

Unrealized Loss on
  Securities Available
  for Sale, Net                   -           -          -             -            -          (8,592)            -         (8,592)

Foreign Exchange
 Translation  Adjustments         -           -          -          (291)           -               -             -           (291)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  September 30, 1996       $  4,000    $ 78,160   $248,184      $ (1,164)    $111,668      $   (4,815)    $ (23,723)      $412,310

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


(UNAUDITED)
(IN THOUSANDS)                                                                                       NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                -----------------------------
Increase (decrease) in cash and cash equivalents                                                      1996          1995
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                        $   54,722    $    74,805
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                             -        (55,000)
     Provision for Other Real Estate Owned Writedowns                                                    216          2,868
     Depreciation Expense and Amortization of Leasehold Improvements                                   8,304          8,888
     Interest on Tax Receivables                                                                      (5,135)             -
     Amortization of Purchase Accounting Adjustments                                                   2,641          2,702
     Provision (Benefit) for Deferred Taxes                                                          (14,891)         3,745
     Securities Gains                                                                                 (7,166)          (201)
     Gains on Other Real Estate Owned Sales                                                             (259)        (2,642)
     Increase in Accrued Interest Receivable                                                          (4,317)        (3,481)
     Increase in Other Assets                                                                         (4,166)        (9,865)
     Increase (Decrease) in Other Liabilities                                                         (5,554)         6,098
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                  (30,327)       (46,888)
-----------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                           24,395         27,917
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Increase In Time Deposits with Other Banks                                                      52,866         50,562
  Proceeds from Maturities of Securities Available for Sale                                          427,983         45,632
  Proceeds from Sales of Securities Available for Sale                                               743,345            201
  Purchase of Securities Available for Sale                                                       (1,180,225)       (34,171)
  Proceeds from the Maturity of Securities Held-to-Maturity                                                -        378,654
  Purchase of Securities Held-to-Maturity                                                                  -       (336,714)
  Net (Increase) Decrease in Loans                                                                   (25,526)        30,510
  Proceeds from Other Real Estate Owned Sales                                                          2,081         10,114
  Net Increase in Premises and Equipment                                                             (17,465)        (7,977)
  Other, Net                                                                                             112            147
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                                              3,171        136,958
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                           (67,993)      (125,808)
    Time Deposits                                                                                    (30,998)       225,787
    Federal Funds Purchased and Repurchase Agreements                                                (18,566)      (164,344)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                        97,792        238,426
  Repayment of Long-Term Debt                                                                        (26,100)             -
  Net Proceeds From the Issuance of Common Stock                                                         894            197
  Dividend Payments - Series B Preferred Stock and Common Stock                                      (11,092)        (8,063)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Financing Activities                                                  (56,063)       166,195
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                         (291)           (93)
-----------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                                 (28,788)       330,977
Cash and Cash Equivalents at Beginning of Period                                                     676,414        366,953
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                        $  647,626     $  697,930


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                    $    1,739     $      741
  Loans to Finance the Sale of Other Real Estate Owned                                                     -            685

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                       $  107,228     $  109,561
  Income Tax Payments                                                                                 21,134          3,755

                                        6

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   1996          1995              1996          1995
----------------------------------------------------------------------------------------------------------------------------

PERFORMANCE:

        Net Income to Average Assets                                 1.00 %         N/M              1.55 %        2.19 %
        Net Income to Average Earning Assets                         1.12           N/M              1.74          2.42
        Net Income to Average Stockholders' Equity                  11.64           N/M             18.57         34.22
        Net Income Available to Common Stock
                 to Average Common Equity                           11.77           N/M             20.88         45.29
        Net Interest Income to Average Earning Assets                3.67          3.66 %            3.71          3.76


PER COMMON SHARE:

        Net Income                                                 $  .29        $ 1.78            $ 1.52        $ 2.20
        Dividends Paid per Common Share                            $  .05        $    -            $  .10        $   -
        Book Value (at period end)                                 $10.44        $ 8.78            $10.44        $ 8.78
        Common Shares Outstanding (at period end)              30,363,196    30,266,164        30,363,196    30,266,164
        Weighted Average Common Shares Outstanding             30,327,726    30,259,678        30,300,926    30,254,122


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                                        .51 %         .49 %
        Nonaccrual Loans as a % of Average Loans                                                      .52           .49
        Nonaccrual and Renegotiated Loans as a % of Total Loans                                       .52           .50
        Nonperforming Assets as a % of Total Loans and OREO                                          1.76          1.95
        Nonperforming Assets as a % of Total Assets                                                   .98          1.07
        Net Charge-Offs (Recoveries) as a % of Average Loans                                         (.16)         (.52)
        Reserve for Loan Losses as a % of Total Loans                                                2.33          2.19
        Reserve for Loan Losses as a % of Nonaccrual and
                Renegotiated Loans                                                                 451.35        439.88
        Period End Stockholders' Equity to Total Assets                                              8.74          7.67


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                                      15.71 %       13.45 %
        Combined Tier I and Tier II                                                                 24.26         21.44
        Leverage                                                                                     8.76          7.81





RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates, Riggs National Corporation's ("the Corporation") consolidated financial position at September 30, 1996 and 1995, and December 31, 1995 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first nine months of 1996 are not necessarily indicative of the results to be expected for the full 1996 year.


NOTE 2. COMMON SHARES

Earnings per common share are calculated using the weighted average number of shares of common stock outstanding and common stock equivalents during the period. The weighted average shares outstanding were 30,327,726 and 30,300,926 for the third quarter of 1996 and the nine-month period ended September 30, 1996, respectively, with 30,259,678 and 30,254,122 for the same periods in 1995. The weighted average number of shares of common stock outstanding does not include options granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan") or shares granted under the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1996, options to purchase 1,118,500 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $12.00 per share and are currently not dilutive. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1996, options to purchase 514,266 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.063 to $12.375 per share and are currently not dilutive. Additionally, in May 1996, the board of directors and shareholders approved the Riggs National Corporation 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, options to purchase up to 2,000,000 shares may be granted to key employees of the Corporation. As of September 30, 1996, options to purchase 1,000,000 shares have been granted and remain outstanding in the 1996 Plan at a price of $12.375 per share and are currently not dilutive.


NOTE 3. RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                                1996              1995              1996              1995
-------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $ 58,802          $100,145          $ 56,546          $ 97,039

Provision for loan losses                                             -           (55,000)                -           (55,000)

Loans charged-off:
     Domestic                                                       667               280             1,866             1,387
     Foreign                                                          -               255               260             5,101
-------------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                             667               535             2,126             6,488

Recoveries on charged-off loans:
     Domestic                                                     1,661             4,797             4,169            11,629
     Foreign                                                        771             6,081             1,984             8,004
-------------------------------------------------------------------------------------------------------------------------------
Total recoveries on charged-off loans                             2,432            10,878             6,153            19,633

Net loan charge-offs (recoveries)                                (1,765)          (10,343)           (4,027)          (13,145)

Foreign exchange translation adjustments                            122               (98)              116               206
-------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $ 60,689          $ 55,390          $ 60,689          $ 55,390

                                        8

NOTE 4. OTHER REAL ESTATE OWNED, NET

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          ----------------------------------
                                                                                   1996             1995
------------------------------------------------------------------------- ---------------- -----------------
Balance, beginning of period                                                       $33,197          $47,763

Additions                                                                            2,031              741

Deductions:
    Sales and repayments                                                             2,114            8,157
    Charge-offs                                                                        216            2,868
------------------------------------------------------------------------- ----------------- ----------------
Total Deductions                                                                     2,330           11,025

Foreign exchange translation adjustments                                                 4               59
------------------------------------------------------------------------- ----------------- ----------------

Balance, end of period                                                             $32,902          $37,538


Other real estate owned income and expense consisted of the following:

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                   1996           1995
-------------------------------------------------------------------------- ---------------- -----------------
Other Real Estate Owned Operating Revenue                                          $   556           $ 1,020
Net Gain on Sale of Properties                                                         259             2,642
-------------------------------------------------------------------------- ---------------- -----------------
Net Revenue                                                                            815             3,662

Provision for Other Real Estate Owned Losses                                           216             2,868
Selling and Other Real Estate Owned Operating Expense                                  764             1,324
-------------------------------------------------------------------------- ---------------- -----------------

Net Expense                                                                            980             4,192
-------------------------------------------------------------------------- ---------------- -----------------

Total Other Real Estate Owned (Income) Expense, Net                                $   165          $    530


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

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 is effective January 1, 1997 and will be applied prospectively. The Corporation is currently assessing the impact of the adoption of this pronouncement.


NOTE 6. INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. Income before income taxes relating to the operations of domestic offices and foreign offices for the three and nine month periods ended September 30, 1996 and 1995 were as follows:

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                        -----------------------------------------------------------------------
                                                                   1996              1995              1996             1995
-------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
    Domestic Offices                                              $11,421           $46,770          $50,936           $63,767
    Foreign Offices                                                 3,458             9,936            4,530            11,293
-------------------------------------------------------- ----------------- ----------------- ---------------- -----------------

      Total                                                       $14,879           $56,706          $55,466           $75,060

The provision for income taxes for the three and nine month periods ended September 30, 1996 and 1995 consisted of the following:

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                        -----------------------------------------------------------------------
                                                                  1996             1995             1996               1995
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Current Provision (Benefit):
    Federal                                                     $  4,267         $  (1,927)        $ 17,921           $(3,782)
    State                                                              -                81           (2,235)              257
    Foreign                                                           (7)               11              (51)               35
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Current Provision (Benefit)                                  4,260            (1,835)          15,635            (3,490)

Deferred (Benefit) Provision:
    Federal                                                       (1,198)            1,899          (14,891)            3,745
    State                                                              -                 -                -                 -
    Foreign                                                            -                 -                -                 -
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Deferred (Benefit) Provision                                (1,198)            1,899          (14,891)            3,745
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Applicable Income Tax Expense                                   $  3,062          $     64         $    744           $   255

                                       10

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at September 30, 1996 and 1995 are as follows:

                                                                                          CONTRACTUAL OR
                                                                                          NOTIONAL VALUE
                                                                                           SEPTEMBER 30,
                                                                         --------------------------------------

                                                                                      1996              1995
---------------------------------------------------------------------------------------------------------------

Commitments to Extend Credit:
    Commercial                                                                      $389,714          $306,667
    Real Estate:
         Commercial/Construction                                                      44,004            38,410
         Mortgage                                                                      5,802             9,574
         Home Equity                                                                 178,888           179,457
---------------------------------------------------------------------------------------------------------------
    Total Real Estate                                                                228,694           227,441
---------------------------------------------------------------------------------------------------------------
    Consumer                                                                          86,242            65,656
---------------------------------------------------------------------------------------------------------------
Total Commitments to Extend Credit                                                  $704,650          $599,764

Letters of Credit:
    Commercial                                                                      $ 92,515          $ 58,985
    Standby-Financial                                                                 33,716            36,798
    Standby-Performance                                                                8,040            15,522
---------------------------------------------------------------------------------------------------------------
Total Letters of Credit                                                             $134,271          $111,305

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                                    $ 87,487          $ 90,877
         Commitments to Sell                                                         185,377           191,892
    Interest Rate Swap Agreements                                                    322,327           329,217
    Interest Rate Option Contracts (Corridors)                                       100,000           400,000


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

The Corporation's interest rate swaps and option contracts activity for the nine months ended September 30, 1996 is as follows:

                                             BALANCE                                                        BALANCE
                                          DECEMBER 31,                                                   SEPTEMBER 30,
                                              1995         ADDITIONS     MATURITIES         OTHER             1996
--------------------------------- ---- ---------------- ------------- -------------- ---------------- -----------------

Interest Rate Swaps:
     Receive fixed/pay variable               $200,000      $      -       $      -        $      -           $200,000
     Receive variable/pay fixed                100,000        50,000         50,000               -            100,000
     For Customers                              13,609         8,545              -             173             22,327
Interest Rate Option Contracts                 300,000             -        200,000               -            100,000
--------------------------------- ---- ---------------- ------------- -------------- ---------------- -----------------

Total                                         $613,609      $ 58,545       $250,000        $    173           $422,327

INTEREST RATE SWAP AGREEMENTS
SEPTEMBER 30, 1996                                                                                               1996
                                                          WEIGHTED         ACCRUED    ACCRUED    UNAMORTIZED   YTD NET
                              NOTIONAL  UNREALIZED      AVERAGE RATE      INTEREST    INTEREST     FEES &      INTEREST
                                                    ---------------------
                               AMOUNT   GAIN(LOSS)   RECEIVE     PAY     RECEIVABLE   PAYABLE     PREMIUMS    INC./(EXP.)
-------------------------------------------------------------------------------------------------------------------------
   Receive fixed/pay
    variable, Maturing
    July 1998                  $200,000  $  (2,348)     5.38%      5.63%    $  1,913   $  2,063      $      -  $   (405)
   Receive variable/pay
    fixed, Maturing
    March 1997                   25,000       (153)     5.63       6.97           59         73             -      (243)
   Receive variable/pay
    fixed, Maturing
    April 1997                   25,000       (190)     5.66       6.70          279        321             -      (188)
   Receive variable/pay
    fixed, Maturing
    January 1998                 25,000        457      5.63       5.21          266        242             -        71
   Receive variable/pay
    fixed, Maturing
    January 1999                 25,000        247      5.63       5.36          266        249             -        45
   For Customers                 22,327       (475)        -          -          305        382             -      (187)
-------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Swap
   Agreements                  $322,327  $  (2,462)                         $  3,088   $  3,330      $      -   $  (907)



At September 30, 1996, the Corporation's financial derivative instruments included a $200 million (notional principal amount) interest-rate swap agreement, entered into in July 1993 and maturing in July 1998, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to three-month Libor, reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio that entail the receipt of a floating rate equal to three month Libor, reset quarterly, and payments of fixed rates of 6.73% and 6.97%. One of these swap agreements matured in March of 1996 and the other matures in March of 1997. Prior to its maturity in March 1996, $48 thousand in net interest expense related to this $25 million swap agreement was recognized in 1996. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to three-month Libor, reset quarterly, and payments of fixed rates of 6.55% and 6.70%. One of these agreements matured in April 1996 and the other matures in April 1997. Prior to its maturity in April 1996, $63 thousand in net interest expense related to this $25 million swap agreement was recognized in 1996. In January 1996, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements hedging a portion of the real estate mortgage loan portfolio. The swap agreements entail the payment of fixed rates of 5.21% and 5.36%, and the receipt of floating rates, equal to the three-month Libor, reset quarterly, and mature in January of 1998 and 1999. Payments for these swap agreements (which hedge the residential mortgage loan portfolio) are netted on a quarterly basis. The total aggregate net interest income/expense from these swap agreements is included in interest income relating to the real estate mortgage loan portfolio.

In April 1994, the Corporation purchased two $100 million (notional principal balance) corridors maturing in April 1996 and April 1997, to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over their respective lives. Under the original terms, the corridor limits for three-month Libor were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of their adjustments, the Corporation would receive payments from the counterparty if three-month Libor exceeded a level of approximately 5.60%; however, if Libor rose above 7.00%, then the Corporation would begin paying to the counterparty the amount by which Libor exceeds 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless Libor rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. Currently, there are no payments being paid or received as the rate is below the 5.60% floor. In December 1995, the Corporation terminated one of the $100 million corridor agreements, which would have matured in April 1996. The remaining $100 million corridor matures in April 1997, and as of September 30, 1996, had unamortized fees and premiums of $258 thousand as well as 1996 year-to-date net interest expense of $368 thousand relating to the amortization of the premiums and fees during the period. The unrealized loss on this $100 million corridor was $176 thousand at September 30, 1996.

In August 1994, the Corporation entered into another corridor transaction in the amount of $200 million (notional principal balance) that matured in August 1996. This corridor, executed to hedge the costs of certain short-term borrowings against rising interest rates, included a termination agreement. In 1996, there were no payments paid or received as the rate was below the 6.00% floor. A premium was also paid for this corridor, with the cost amortized over the two-year life, of which, $400 thousand was amortized in 1996. The total aggregate net interest income/expense for this corridor agreement is included in interest expense relating to short-term borrowings.


NOTE 8. REGULATORY MATTERS

On September 30, 1996, Congress passed and the President signed an omnibus funding bill which included legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). This legislation includes a provision requiring the merger of the Bank Insurance Fund ("BIF"), which is also administered by the FDIC, and SAIF in 1999, assuming that bank charters and thrift charters are combined by that time. The legislation included several other bank-related components, the most important of which is the one-time assessment on institutions with deposits insured by SAIF equaling approximately 66 cents per one-hundred dollars of deposits insured, to be applied retroactive to an institution's deposits as of March 31, 1995. This provision is effective immediately. In addition, the legislation provides for a new Financing Corporation ("FICO") sharing formula between BIF and SAIF insured institutions, which will impose a surcharge of 1.3 cents per one hundred dollars of BIF-insured deposits.

The Corporation does not have any SAIF insured deposit balances as of September 30, 1996. The Corporation's deposits are insured through BIF. Therefore, the Corporation is not subject to the one-time SAIF surcharge. However, the Corporation is subject to the FICO surcharge and will be required to pay one-fifth of the rate that SAIF institutions pay for a three year period beginning in 1997. The FICO surcharge is expected to cost the Corporation approximately $400 thousand annually.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $11.8 million ($.29 per common share) for the third quarter of 1996 compared with net income of $56.6 million ($1.78 per common share) for the same quarter a year earlier. Net earnings for the nine months of 1996 totaled $54.7 million, or $1.52 per common share compared with $74.8 million, or $2.20 per common share, for the same period in 1995. Net income for the third quarter and the first nine months of 1995 benefited from several nonrecurring items, which included a $55.0 million reduction in the reserve for loan losses, partially offset by $5.6 million in charges from several operating expense initiatives begun in the third quarter of 1995.

Net interest income before the provision for loan losses was $37.8 million for the third quarter and $114.0 million for the first nine months of 1996, level with $37.4 million and $113.4 million for the same periods in 1995. The current quarter's net interest income increased $479 thousand from the second quarter 1996 total of $37.3 million. The net interest margin for the third quarter and first nine months of 1996 were 3.67% and 3.71%, compared with a margin of 3.66% for the prior year's third quarter and 3.76% for the first nine months of 1995. Though the net interest margin decreased five basis points on a year-to-date basis, this decrease was more than offset by a $71.7 million increase in earning assets between periods, resulting in the $568 thousand increase in the net interest income (before provision for loan losses) between the periods.

Noninterest income, excluding securities gains, for the third quarter and nine-month periods of 1996 totaled $21.2 million and $65.3 million, respectively, compared with $18.2 million and $54.5 million, respectively, from the prior year's periods. The increase from the third quarter of 1995, totaling $2.9 million (16.4%), was partially due to a litigation settlement in the United Kingdom of $1.9 million, with the remainder attributed to increases in trust and service fee income. The increase in the nine-month period totaling $10.5 million (19.9%) was primarily due to $5.1 million of interest from the tax settlements recorded in the second quarter, a $2.8 million increase in trust income, and the previously mentioned litigation settlement.

Noninterest expense for 1996's third quarter totaled $44.0 million, a decrease of $9.9 million (18.4%) from the prior year's quarter total of $54.0 million. Likewise, noninterest expense for the first nine months of 1996 totaled $131.0 million, a decrease of $17.0 million (11.5%), compared with $148.0 million for the first nine months of 1995. The reduction in noninterest expense for the third quarter of 1996 in comparison to the same period in 1995 was mostly due to decreases in occupancy and personnel related expenses, as well as losses from other real estate owned properties in the prior year's period. The reduction in noninterest expense for the first nine months of 1996 in comparison to the same period in 1995 was primarily due to decreases in personnel related and occupancy expenses along with reductions in deposit insurance premiums.

Nonperforming assets, including other real estate owned, decreased $3.8 million, or 7.5% to $46.3 million at September 30, 1996, when compared with 1995's third quarter nonperforming asset total of $50.1 million. At September 30, 1996, Riggs' reserve to total loans ratio stood at 2.33%. Nonperforming loans totaled $13.4 million at quarter end, with a reserve to nonperforming loans (coverage) ratio of 451 percent.

Assets totaled $4.72 billion at September 30, 1996, comparable with the $4.70 billion total at September 30, 1995. Total loans (net of premiums/discounts) increased $67.3 million, or 2.6% from September 30, 1995 to a total of $2.60 billion. Deposits at September 30, 1996 totaled $3.78 billion, an increase of $83.4 million (2.3%) from the September 30, 1995 total of $3.70 billion. Total liabilities decreased $37.5 million from the prior year's quarter to $4.30 billion. The decrease in total liabilities from the prior year's balance was primarily due to the decreases in short-term borrowings of $86.8 million, long-term debt of $26.1 million and $8.0 million in other liabilities, partially offset by the increase in deposits between the periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                                      SEPTEMBER 30, 1996                SEPTEMBER 30, 1995
                                                --------------------------------  -------------------------------
                                                   AMORTIZED        MARKET/         AMORTIZED        MARKET/
              AVAILABLE FOR SALE                     COST         BOOK VALUE           COST        BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                               $949,880        $942,585         $159,563        $159,418
Government Agencies Securities                                -               -           26,629          26,460
Obligations of States & Political Subdivisions                -               -            3,800           4,550
Mortgage-Backed Securities                                    -               -          400,963         397,924
Other Securities                                         30,466          30,466           24,005          24,005
-----------------------------------------------------------------------------------------------------------------

Total                                                  $980,346        $973,051         $614,960        $612,357

                                                      SEPTEMBER 30, 1996                SEPTEMBER 30, 1995
                                                --------------------------------  -------------------------------
                                                     BOOK           MARKET            BOOK           MARKET
               HELD-TO-MATURITY                      VALUE           VALUE            VALUE           VALUE
-----------------------------------------------------------------------------------------------------------------
(In thousands)

U.S. Treasury Securities                                $     -         $     -         $ 24,932        $ 24,937
Government Agencies Securities                                -               -          376,291         376,387
-----------------------------------------------------------------------------------------------------------------

Total                                                   $     -         $     -         $401,223        $401,324

Securities available for sale totaled $973.1 million at September 30, 1996 compared to $970.0 million at year-end 1995 and $612.4 million at September 30, 1995. The activity for the first nine months of 1996 included purchases of securities available for sale totaling $1.2 billion partially offset by sales of securities available for sale totaling $743.3 million and proceeds from maturities of $428.0 million. These sales were due to a repositioning of the securities portfolio which resulted in securities gains of $6.0 million as the Corporation replaced securities from its government agencies and mortgage-backed securities portfolios with U.S. Treasury securities. Also included in securities gains for the first nine months of 1996 was a $1.2 million recovery of a prior year loss recognized in December 1994 from the Orange County bankruptcy. Final maturities of the remaining Orange County securities, which were part of the available for sale portfolio, were received at par value in June 1996, resulting in the recovery. The increase in securities available for sale from the prior year was mainly attributable to the transfer of $446.1 million (book value) in securities held-to-maturity to the available for sale portfolio in December 1995. This transfer was made in accordance with accounting guidance provided by the Financial Accounting Standards Board, allowing a one-time reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115. Unrealized losses from securities available for sale totaled $7.3 million at September 30, 1996 ($4.8 million net of taxes), compared with unrealized losses of $2.6 million at September 30, 1995 ($1.7 million net of taxes). The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 2.8 years and 5.77%, respectively, at September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES, CONTINUED

The maturity distribution of securities available for sale at September 30, 1996, follows:



                                             U.S. TREASURY         OTHER
(IN THOUSANDS)                                 SECURITIES       SECURITIES       TOTAL
-------------------------------------------------------------------------------------------
Within 1 year
     Amortized Cost                                 $300,620        $  6,197     $306,817
     Market/Book                                     300,522           6,197      306,719
     Yield*                                             5.27%           4.81%        5.26%

After 1 but within 5 years                           479,392               -      479,392
     Amortized Cost                                  474,824               -      474,824
     Market/Book                                        5.83%              -         5.83%
     Yield*

After 5 but within 10 years
     Amortized Cost                                  169,868          24,269      194,137
     Market/Book                                     167,239          24,269      191,508
     Yield*                                             6.35%           6.13%        6.33%
-------------------------------------------------------------------------------------------

Total Securities Available for Sale
     Amortized Cost                                 $949,880        $ 30,466     $980,346
     Market/Book                                     942,585          30,466      973,051
     Yield*                                             5.75%           5.86%        5.75%



[FN]
*Weighted-average yield to maturity at September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:

                                                       SEPTEMBER 30,        SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                             1996                 1995                 1995
----------------------------------------------------------------------------------------------------------------
Commercial and Financial                                  $  419,159           $  390,730           $  400,379
Real Estate - Commercial/Construction                        346,282              331,342              326,965
Residential Mortgage                                       1,238,357            1,298,760            1,286,256
Home Equity                                                  281,032              234,878              251,798
Consumer                                                      78,846               78,913               77,804
Foreign                                                      231,829              192,932              224,151
----------------------------------------------------------------------------------------------------------------

Loans                                                      2,595,505            2,527,555            2,567,353

Less: Unearned Discount (Unamortized
        Premium) and Net Deferred Fees                        (4,268)              (4,948)              (4,606)
----------------------------------------------------------------------------------------------------------------

Total Loans, Net                                          $2,599,773           $2,532,503           $2,571,959

At September 30, 1996, total loans outstanding (net of premiums/discounts) were $2.60 billion, increasing $67.3 million from the September 30, 1995 total of $2.53 billion. The increase in loans from September 30, 1995 was attributable to increases of $46.2 million increase in home equity loans, $39.0 million increase in foreign loans, $28.4 million in commercial and financial loans, and $14.9 million of real estate -commercial construction loans. These increases were offset in part by the $60.4 million decrease in residential mortgage loans.

REAL ESTATE - COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1996

                                                                            GEOGRAPHIC LOCATION
                                           DISTRICT OF                                   UNITED
(IN THOUSANDS)                              COLUMBIA       VIRGINIA       MARYLAND       KINGDOM        OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Land Acquisition and
    Construction Development                 $ 25,384     $  8,944       $  5,266      $      -      $      -      $ 39,594
Multifamily Residential                        19,205        8,961          3,184             -             -        31,350
Commercial:
    Office Buildings                           55,389       45,519         26,129             -         2,167       129,204
    Shopping Centers                           32,373       12,858         20,516             -             -        65,747
    Hotels                                      4,503        3,547              -             -             -         8,050
    Industrial/Warehouse Loans                  2,266       11,782          7,666             -             -        21,714
    Churches                                   25,072        1,539          6,954             -             -        33,565
    Other                                       4,268        6,118          6,604             -            68        17,058
----------------------------------------------------------------------------------------------------------------------------
Total Commercial                              123,871       81,363         67,869             -         2,235       275,338
----------------------------------------------------------------------------------------------------------------------------

Total  Domestic Real Estate -
    Commercial/Construction Loans             168,460       99,268         76,319             -         2,235       346,282
Foreign                                             -            -              -       116,788             -       116,788
----------------------------------------------------------------------------------------------------------------------------
Total Real Estate - Commercial/
    Construction Loans                       $168,460      $99,268       $ 76,319      $116,788      $  2,235      $463,070

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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At September 30, 1996, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at September 30, 1996, December 31, 1995 or September 30, 1995.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS


                                                                                                 90 DAYS
                                                 % OF                                            OR MORE         POTENTIAL
(IN MILLIONS)                   AMOUNT          ASSETS         NONACCRUAL      RENEGOTIATED      PAST DUE         PROBLEM
-------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1996
United Kingdom                  $204.4            4.3%             $2.0             $  -            $  -            $  -

DECEMBER 31, 1995
United Kingdom                   180.9            3.8               1.7                -               -               -

SEPTEMBER 30, 1995
United Kingdom                   178.5            3.8               4.5              0.1               -               -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $46.3 million at September 30, 1996, a $3.8 million (7.5%) decrease from September 30, 1995, and a $415 thousand (.9%) increase from the year-end 1995 total of $45.9 million.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                     SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                           1996              1995              1995
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                 $11,158          $ 7,781           $ 7,542
  Foreign                                                                    1,992            4,525             1,784
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Nonaccrual Loans                                                      13,150           12,306             9,326
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Renegotiated Loans: (2)
  Domestic                                                                     296              152             3,410
  Foreign                                                                        -              134                 -
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Renegotiated Loans                                                       296              286             3,410
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Other Real Estate Owned, Net:
  Domestic                                                                  32,538           36,069            32,627
  Foreign                                                                      364            1,469               570
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Other Real Estate Owned, Net                                          32,902           37,538            33,197

---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Total Nonperforming Assets                                                 $46,348          $50,130           $45,933

PAST-DUE LOANS: (3)
  Domestic                                                                 $ 4,664          $ 4,841           $ 5,423
  Foreign                                                                        -                -                36
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Total Past-Due Loans                                                       $ 4,664          $ 4,841           $ 5,459

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not include $10.8 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At September 30, 1996, nonaccrual loans, including both domestic and foreign, were $13.1 million, or .5% of total loans, compared with $9.3 million, or .4% of total loans, at year-end 1995 and $12.3 million, or .5% of total loans, at September 30, 1995. The $13.1 million of nonaccrual loans includes $5.4 million of loans identified as impaired (see "Impaired Loans"). The increase in nonaccrual loans during the first nine months of 1996 was due to additions of $8.7 million. These additions were partially offset by paydowns and payoffs of $2.9 million in addition to loans returning to accrual status of $270 thousand, charge-offs of $515 thousand and transfers to other real estate owned of $1.2 million. Of the $8.7 million in additions during the first nine months of 1996, $7.0 million (80.5%) related to domestic nonaccrual loans and $1.7 million (19.5%) related to foreign nonaccrual loans. Renegotiated loans totaled $296 thousand at September 30, 1996, a decrease of $3.1 million from December 31, 1995. This decrease was a result of paydowns and payoffs totaling $2.6 million and charge-offs of $463 thousand. The $296 thousand of renegotiated loans at September 30, 1996, does not include any loans identified as impaired (see "Impaired Loans"). Nonaccrual and renegotiated real estate - commercial/construction loans, both foreign and domestic, totaled $6.8 million at September 30, 1996, or 50.8% of the total nonaccrual and renegotiated loans at September 30, 1996.

OTHER REAL ESTATE OWNED, NET

Other real estate owned, net of reserves, decreased slightly to $32.9 million at September 30, 1996, compared with $33.2 million at December 31, 1995, and decreasing $4.6 million compared with $37.5 million at September 30, 1995. The decrease during the first nine months of 1996 is the result of paydowns and sales of $2.1 million and net charge-offs of $216 thousand, partially offset by additions of $2.0 million. At September 30, 1996, residential and commercial land composed 85.1% of other real estate owned with office, industrial, retail and other categories accounting for the remainder of the portfolio.

OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1996

                                                                              GEOGRAPHIC LOCATION
                                                     DISTRICT OF                                       UNITED
(IN THOUSANDS)                                         COLUMBIA        VIRGINIA        MARYLAND        KINGDOM         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Land                                                    $     -        $20,779         $ 7,209        $     -        $27,988
Single-Family Residential                                     -            876           1,135              -          2,011
Multifamily Residential                                       -            156               -              -            156
Office Buildings/Retail                                       -            138           2,030            364          2,532
Warehouse Loans                                             215              -               -              -            215
-----------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                      $   215        $21,949         $10,374        $   364        $32,902

[FN]
(1) - Balances are net of valuation reserves totaling $2.3  million.


PAST-DUE AND POTENTIAL PROBLEM LOANS/ASSETS

Past-due loans consist primarily of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans decreased $795 thousand during the first nine months of 1996 to $4.7 million, and decreased $177 thousand from September 30, 1995.

At September 30, 1996, the Corporation had identified approximately $1.3 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily residential.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

The Corporation did not have any other potential problem assets at September 30, 1996. The $4.7 million of Orange County variable-rate one-year notes (the "Notes") that had been identified as potential problem assets at December 31, 1995 matured with proceeds received from Orange County in June 1996. The recovery of $1.2 million was recognized when these notes matured at par, which was recorded as a securities gain, as a result of the Notes originally being written-down to their estimated fair value in December 1994 when Orange County declared bankruptcy.

The Corporation's subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $60.7 million, or 2.33% of total loans (net of premiums/discounts) at September 30, 1996, compared with $56.5 million, or 2.20% of total loans at December 31, 1995, and $55.4 million, or 2.19% of total loans, at September 30, 1995. The coverage ratio was 451% at September 30, 1996, 444% at year-end 1995 and 440% at September 30, 1995. The increase in the coverage ratio from the prior year's periods was the result of the $5.3 million increase in the reserve for loan losses between periods.

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

Impaired loans totaled $5.4 million at September 30, 1996, level with the impaired loans balance at December 31, 1995. Collateral dependent loans, which are measured at the fair value of the collateral, constituted the entire balance of impaired loans at September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

The following tables present impaired loans:

IMPAIRED LOANS (1)
                                                                                        SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                                               1996             1995
--------------------------------------------- ---------------------- ----------------- ----------------- ---------------
Domestic:
     Real Estate - Commercial/Construction                                                       $3,747          $4,696
Foreign                                                                                           1,618             674
--------------------------------------------- ---------------------- ----------------- ----------------- ---------------
Total Impaired Loans                                                                             $5,365          $5,370

[FN]
(1)   There were no specific reserves for impaired loans as of
      September 30, 1996 and December 31, 1995.
           ----------------------------------------------------------

IMPAIRED LOANS
AVERAGE INVESTMENT AND INTEREST RECOGNIZED

                                                                                              SEPTEMBER 30, 1996
                                                                                       ---------------------------------
                                                                                          AVERAGE          INTEREST
(IN THOUSANDS)                                                                           INVESTMENT       RECOGNIZED
-------------------------------------------------- -------------- --------------- ---- --------------- -----------------
Domestic:
     Real Estate - Commercial/Construction                                                     $4,221            $    -
Foreign                                                                                         1,146                25
-------------------------------------------------- -------------- --------------- ---- --------------- -----------------
Total                                                                                          $5,367            $   25


DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.8 billion at September 30, 1996, increasing $83.4 million (2.2%) from the September 30, 1995 deposit total. The increase from the prior year's balance was primarily due to increases in money market deposits of $320.5 million as well as demand and foreign time deposits, offset by the decrease in savings and NOW accounts of $255.8 million.

DEPOSITS
                                                               SEPTEMBER 30,                          CHANGE
                                                         ---------------------------        ----------------------------
(IN THOUSANDS)                                               1996          1995                 AMOUNT       PERCENT
-------------------------------------------------------- ------------- ------------- ------- ------------- -------------
Demand Deposits                                             $  833,912    $  824,106           $   9,806         1.2 %

Interest-Bearing Deposits:
     Savings and NOW Accounts                                  542,515       798,294            (255,779)      (32.0)
     Money Market Deposit Accounts                           1,265,826       945,372             320,454        33.9
     Time Deposits in Domestic Offices                         831,800       830,442               1,358          .2
     Time Deposits in Foreign Offices                          312,135       304,559               7,576         2.5
-------------------------------------------------------- -------------- ------------- ------ ------------- -------------
Total Interest-Bearing Deposits                              2,952,276     2,878,667              73,609         2.6
-------------------------------------------------------- -------------- ------------- ------ ------------- -------------
Total Deposits                                              $3,786,188    $3,702,773           $  83,415         2.3 %


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


DEPOSITS, CONTINUED

The large variances in the money market and savings and NOW balances is partially attributed to a new program started during the third quarter of 1996. Deposit balances in certain NOW and noninterest checking accounts are transferred to the money market classification, thereby reducing the level of deposit reserves required by the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or other forms of withdrawal. As a result of the program, the Corporation is expecting to increase net average interest-earning assets by approximately $50 million, resulting in a benefit of approximately $2 million pretax to net interest income annually under this program. Since this program began in the third quarter of this year, the impact to net interest income was immaterial in the current period. Total accounts transferred equaled approximately $270 million at September 30, 1996.

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

In 1995, the retail banking group formed a marketing team to explore the current and future prospects of electronic banking for retail banking customers. Retail banking advertising and product information have been established on a local-area, on-line service, and completion of the Internet Home Page is anticipated in late 1996 or early 1997. This development group is also analyzing opportunities for home banking within the Corporation's market and the numerous delivery configurations available. This research is ongoing, and management expects to complete this project and to formalize delivery methodologies for home banking within the next six to nine months.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $86.8 million (23.6%) from the end of the third quarter of 1995. Short-term borrowings are an additional source of funds that the Corporation utilizes to meet certain asset/liability and daily cash management objectives. The decrease in short-term borrowings from September 30, 1995 was primarily due to a $153.7 million reduction in U.S. Treasury notes and other borrowed funds, the result of decreases in treasury, tax and loan balances between the periods which are a temporary source of funds for the Corporation, offset by an increase of $66.9 million in federal funds purchased and repurchased agreements. Long-term debt decreased by $26.1 million as the floating-rate subordinated capital notes matured and were paid in September 1996.

SHORT-TERM BORROWINGS AND  LONG-TERM DEBT
                                                                    SEPTEMBER 30,                         CHANGE
                                                             ---------------------------        ---------------------------
(IN THOUSANDS)                                                   1996          1995                AMOUNT       PERCENT
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Federal Funds Purchased and Repurchase Agreements                $167,443      $100,534           $  66,909          66.6 %
U.S. Treasury Notes and Other Borrowed Funds                      113,258       266,985            (153,727)        (57.6)
------------------------------------------------------------ ------------- ------------- ------ ------------- --------------
Total Short-Term Borrowings                                       280,701       367,519             (86,818)        (23.6)

Floating-Rate Subordinated Capital Notes due 1996                       -        26,100             (26,100)       (100.0)
Subordinated Debentures due 2009                                   66,525        66,525                   -             -
Subordinated Notes due 2006                                       125,000       125,000                   -             -
------------------------------------------------------------ ------------- ------------- ------ ------------- --------------
Total Long-Term Debt                                              191,525       217,625             (26,100)         12.0
------------------------------------------------------------ ------------- ------------- ------ ------------- --------------

Total Short-Term Borrowings and Long-Term Debt                   $472,226      $585,144           $(112,918)        (19.3)%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest-Rate Risk Management"). At September 30, 1996, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, securities available for sale, Federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.8 billion (38.1% of total assets). This compares with $1.9 billion (39.7%) at December 31, 1995, and $1.9 billion (39.6%) at September 30, 1995. The decrease in total liquid assets and the percentage of liquid assets to total assets from September 30, 1995, was the result of the cash outflows from the decrease in short-term borrowings combined with the decrease in cash and due from other banks balance. The Corporation expects liquid assets to remain at approximately the September 30, 1996 level for the foreseeable future. The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.


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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. As of year-end 1995, the Corporation's interest sensitivity position was liability sensitive and continued to be liability sensitive at September 30, 1996. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At September 30, 1996, the forecasted impact of interest rates either gradually rising or falling 300 basis points versus a "most likely" scenario would negatively impact net interest income by less than 3% over both an initial 12-month period and the entire 36-month horizon--well below the established tolerance levels set by the Corporation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at September 30, 1996 was $412.3 million, up $35.6 million from the year-end 1995 total and $51.4 million from September 30, 1995. The increase from year-end 1995 was primarily the result of earnings totaling $54.7 million, partially offset by an increase in net unrealized losses in the Corporation's securities available for sale portfolio of $8.6 million and dividends on preferred and common stock of $11.1 million. The increase in stockholders' equity over the preceding year is mostly attributable to earnings during the period less dividends paid.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 24.26% and 15.71%, respectively, at September 30, 1996, compared with 21.62% and 13.57% at December 31, 1995 and 21.44% and 13.45% at September 30, 1995, respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline--the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 8.76% at September 30, 1996, compared with leverage ratios of 8.03% and 7.81% at December 31, 1995 and September 30, 1995, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $4.8 million at September 30, 1996. The Corporation's equity to assets ratio, which does include these unrealized losses, increased to 8.74% at September 30, 1996 compared to 7.96% and 7.67% at December 31, 1995, and September 30, 1995, respectively.

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

CAPITAL RATIOS                                      SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,      REQUIRED
                                                         1996            1995            1995          MINIMUMS
--------------------------------------------------------------------------------------------------------------------
RIGGS NATIONAL CORPORATION:
     Tier I                                             15.71%          13.57%          13.45%          4.00%
     Combined Tier I and Tier II                        24.26           21.62           21.44           8.00
     Leverage*                                           8.76            8.03            7.81           4.00

RIGGS BANK N.A.**:
     Tier I                                             19.30            n/a             n/a            4.00
     Combined Tier I and Tier II                        20.56            n/a             n/a            8.00
     Leverage*                                          10.74            n/a             n/a            4.00


[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at September 30, 1996.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $38.8 million in the third quarter of 1996, increasing $568 thousand from the third quarter of 1995. Net interest income on a tax-equivalent basis was $116.7 million for the first nine months of 1996, compared with $116.0 million for the same period in 1995. The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the third quarter of 1996 was 3.67% (see schedule on the following page), an increase of one basis point from 3.66% for the third quarter of 1995. The net interest margin for the nine month periods ended September 30, 1996 and 1995 were 3.71% and 3.76%, respectively. The net interest margin for the nine month period ended September 30, 1996 is down from the prior period's interest margin due to the payoff of higher yielding, fixed rate assets between the periods and the slight downward movement in interest rates during 1995. The loan-to-deposit ratio stood at 68.7% at September 30, 1996, up from the year-end 1995 ratio of 66.2%, the result of a $27.8 million increase in net loans coupled with the $99.0 million decrease in deposits. The ratio of average loans to average earning assets was 61.3% for the third quarter of 1996, compared with a ratio of 60.1% for the second quarter of 1996.

NET INTEREST INCOME CHANGES (1)

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           SEPTEMBER 30, 1996 VS 1995                  SEPTEMBER 30, 1996 VS 1995
                                        ----------------------------------         ----------------------------------
                                          DUE TO     DUE TO      TOTAL               DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                             RATE      VOLUME      CHANGE               RATE      VOLUME      CHANGE
---------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans (Including Fees)               $  (2,467)    $   959    $(1,508)            $(2,828)    $   348    $(2,480)
   Securities Available for Sale             (143)      8,861      8,718              (1,604)     24,250     22,646
   Securities Held-to-Maturity                  -      (8,739)    (8,739)                  -     (24,308)   (24,308)
   Time Deposits with Other Banks            (712)       (695)    (1,407)             (2,506)       (629)    (3,135)
   Federal Funds Sold and Reverse
    Repurchase Agreements                    (274)        329         55                (945)      2,943      1,998
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                      (3,596)        715     (2,881)             (7,883)      2,604     (5,279)

Interest Expense:
   Savings and NOW Accounts                  (418)     (1,335)    (1,753)             (1,154)     (1,337)    (2,491)
   Money Market Deposit Accounts             (727)      2,522      1,795                (266)      2,918      2,652
   Time Deposits in Domestic Offices       (1,635)       (271)    (1,906)             (2,365)       (293)    (2,658)
   Time Deposits in Foreign Offices          (409)        (16)      (425)             (1,371)      1,274        (97)
   Federal Funds Purchased and
      Repurchase Agreements                  (681)        534       (147)             (2,126)      1,440       (686)
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                  (152)       (809)      (961)               (743)     (1,827)    (2,570)
   Long-Term Debt                               8         (60)       (52)               (110)        (45)      (155)
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                     (4,014)        565     (3,449)             (8,135)      2,130     (6,005)
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                       $   418     $   150    $   568             $   252     $   474    $   726

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

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES



                                                               THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                               SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                AVERAGE     INCOME/                   AVERAGE    INCOME/
(IN THOUSANDS)                                            BALANCE     EXPENSE     RATE          BALANCE    EXPENSE      RATE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  383,173    $ 7,530      7.82 %     $  362,319   $ 7,531       8.25 %
   Commercial - Tax-Exempt                                  23,504        573      9.70           30,575     1,136      14.74
   Real Estate - Commercial/Construction                   326,921      7,264      8.84          328,865     7,886       9.51
   Residential Mortgage                                  1,250,551     22,225      7.07        1,308,967    23,490       7.12
   Home Equity                                             281,120      5,704      8.07          234,154     5,350       9.06
   Consumer                                                 76,888      2,352     12.17           75,612     2,333      12.24
   Foreign                                                 233,816      4,769      8.11          190,129     4,199       8.76
------------------------------------------------------------------------------------------------------------------------------
  Total Loans (Including Fees)                           2,575,973     50,417      7.79        2,530,621    51,925       8.14
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                      1,212,665     18,074      5.93          616,192     9,356       6.02
  Securities Held-to-Maturity                                    -          -         -          558,943     8,739       6.20
  Time Deposits with Other Banks                           182,872      2,213      4.81          232,935     3,620       6.17
  Federal Funds Sold and Resale Agreements                 229,350      3,126      5.42          205,831     3,071       5.92
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,200,860     73,830      6.99        4,144,522    76,711       7.34
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             59,343                               100,928
  Cash and Due from Banks                                  178,276                               198,515
  Premises and Equipment, Net                              162,411                               151,774
  Other Assets                                             224,185                               190,364

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $4,706,389                            $4,584,247

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  560,800    $ 3,013      2.14 %     $  802,861   $ 4,766       2.36 %
   Money Market Deposit Accounts                         1,252,262     10,054      3.19          941,195     8,259       3.48
   Time Deposits in Domestic Offices                       837,273      9,575      4.55          857,682    11,481       5.31
   Time Deposits in Foreign Offices                        332,033      4,651      5.57          333,056     5,076       6.05
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        2,982,368     27,293      3.64        2,934,794    29,582       4.00
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              219,671      2,573      4.66          179,601     2,720       6.01
   U.S. Treasury Notes and Other Borrowed Funds             36,060        457      5.04           98,290     1,418       5.72
   Long-Term Debt                                          215,355      4,736      8.75          217,625     4,788       8.73
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,453,454     35,059      4.04        3,430,310    38,508       4.45
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          799,525                               795,170
  Other Liabilities                                         49,570                                51,282
  Stockholders' Equity                                     403,840                               307,485

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity            $4,706,389                            $4,584,247

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                      $38,771      2.95 %                  $38,203       2.89 %

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.67 %                                3.66 %

[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                AVERAGE     INCOME/                   AVERAGE    INCOME/
(IN THOUSANDS)                                            BALANCE     EXPENSE     RATE          BALANCE    EXPENSE      RATE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  349,063   $ 23,097      8.84 %     $  363,364  $ 22,480       8.27 %
   Commercial - Tax-Exempt                                  26,205      1,913      9.75           33,802     2,978      11.78
   Real Estate - Commercial/Construction                   321,099     21,456      8.93          324,663    23,438       9.65
   Residential Mortgage                                  1,267,088     67,702      7.14        1,320,641    70,673       7.15
   Home Equity                                             269,848     16,705      8.27          229,367    15,447       9.00
   Consumer                                                 75,727      6,910     12.19           74,171     6,712      12.10
   Foreign                                                 227,349     13,688      8.04          191,061    12,223       8.55
------------------------------------------------------------------------------------------------------------------------------
  Total Loans (Including Fees)                           2,536,379    151,471      7.98        2,537,069   153,951       8.11
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                      1,165,568     50,934      5.84          612,782    28,288       6.17
  Securities Held-to-Maturity                                    -          -         -          537,636    24,308       6.04
  Time Deposits with Other Banks                           216,066      8,003      4.95          229,710    11,138       6.48
  Federal Funds Sold and Resale Agreements                 282,287     11,461      5.42          211,432     9,463       5.98
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,200,300    221,869      7.06        4,128,629   227,148       7.36
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             58,290                                98,588
  Cash and Due from Banks                                  199,067                               201,192
  Premises and Equipment, Net                              158,752                               150,921
  Other Assets                                             204,998                               185,391

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $4,704,827                            $4,567,545

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  743,284   $ 11,982      2.15 %     $  823,142  $ 14,473       2.35 %
   Money Market Deposit Accounts                         1,066,321     26,924      3.37          951,667    24,272       3.41
   Time Deposits in Domestic Offices                       836,234     29,358      4.69          844,098    32,016       5.07
   Time Deposits in Foreign Offices                        337,291     13,984      5.54          308,302    14,081       6.11
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        2,983,130     82,248      3.68        2,927,209    84,842       3.88
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              217,905      7,599      4.66          182,634     8,285       6.07
   U.S. Treasury Notes and Other Borrowed Funds             33,199      1,073      4.32           84,876     3,643       5.74
   Long-Term Debt                                          216,863     14,244      8.77          217,625    14,399       8.85
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,451,097    105,164      4.07        3,412,344   111,169       4.36
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          810,292                               813,816
  Other Liabilities                                         49,791                                49,157
  Stockholders' Equity                                     393,647                               292,228

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity            $4,704,827                            $4,567,545

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                     $116,705      2.99 %                 $115,979       3.00 %

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.71 %                                3.76 %

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME, CONTINUED


Interest income earned on nonaccrual and restructured loans totaled $172 thousand and $363 thousand for the nine months ended September 30, 1996 and 1995, respectively. Interest income that would have been earned under the original terms of these loans was $1.1 million and $2.0 million, respectively, which reduced the net interest margin by approximately three basis points in 1996 and approximately 5 basis points in 1995.

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS  (1)
                                                                                            NINE MONTHS ENDED
(IN THOUSANDS)                                                                              SEPTEMBER 30, 1996
--------------------------------------------------------------------------------------------------------------
Interest Income at Original Terms:
  Nonaccrual Loans:
   Domestic Loans                                                                                      $  706
   Foreign Loans                                                                                          215
  Renegotiated Loans                                                                                      138
--------------------------------------------------------------------------------------------------------------
Total                                                                                                  $1,059

Actual Interest Income Earned:
  Nonaccrual Loans:
   Domestic Loans                                                                                      $  135
   Foreign Loans                                                                                           37
  Renegotiated Loans                                                                                        -
--------------------------------------------------------------------------------------------------------------
Total                                                                                                  $  172

[FN]
(1) - For loans on nonaccrual and a renegotiated status at September 30, 1996, the table shows total interest income at original terms and actual income recognized for the nine months ended September 30, 1996.


NONINTEREST INCOME

Noninterest income for the third quarter of 1996 was $21.2 million, compared with $25.7 million for the second quarter of 1996 and $18.3 million for the third quarter of 1995. The $2.9 million increase in noninterest income from the third quarter of 1995, compared with the current quarter, was due primarily due to a $1.9 million legal settlement in the United Kingdom recorded as other noninterest income and a $716 thousand increase in service charges and fees. Noninterest income for the first nine months of 1996 increased $17.8 million compared to the same period in 1995. This increase was largely the result of a $7.0 million increase in securities gains, $5.1 million in interest on tax receivables, a $2.8 million increase in trust income, and $2.3 million increase in other noninterest income. The securities gains included $1.2 million recognized in the second quarter as a the result of a recovery from a prior year loss related to Orange County notes, which matured at par value in June 1996. The loss was recognized in December 1994 when Orange County declared bankruptcy. Securities gains also included $6.0 million from the sale of $732.5 million of securities in the first quarter of 1996. Additionally, increases in trust income for the current quarter and the first nine months of 1996 are the result of increases in advisory income, as well as increases in aggregate trust assets administered during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME, CONTINUED

NONINTEREST INCOME                            THREE                                          NINE
                                          MONTHS ENDED                                   MONTHS ENDED
                                          SEPTEMBER 30,            CHANGE               SEPTEMBER 30,             CHANGE
                                      --------------------- ----------------------    ------------------- ------------------------
(IN THOUSANDS)                          1996       1995     AMOUNT    PERCENT           1996      1995     AMOUNT      PERCENT
------------------------------------- ---------- --------- ---------- ------------ -- --------- ---------- ----------- -----------
Service Charges                         $ 9,225   $ 8,509   $   716         8.4 %      $25,935    $25,616    $   319        1.2 %
Trust Income                              7,866     7,518       348         4.6         24,266     21,489      2,777       12.9
International Noncredit Commissions
     and Fees                               159       209       (50)      (23.9)           945        598        347       58.0
Foreign Exchange Income                     552       561        (9)       (1.6)         1,649      1,692        (43)      (2.5)
Interest on Tax Receivables                   -         -         -           -          5,135          -      5,135        n/a
Other Noninterest Income                  3,368     1,393      1,975      141.8          7,395      5,085      2,310       45.4
------------------------------------- ---------- --------- ---------- ------------ - ---------- ---------- ----------- -----------

Noninterest Income Excluding
    Securities Gains, Net                21,170    18,190     2,980        16.4         65,325     54,480     10,485       19.9
Securities Gains, Net                         4       155      (151)      (97.4)         7,166        201      6,965        n/a
------------------------------------- ---------- --------- ---------- ------------ - ---------- ---------- ----------- -----------

Total Noninterest Income                $21,174   $18,345   $ 2,829        15.4 %      $72,491    $54,681    $17,810       32.6 %


NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1996 was $44.0 million, an increase of $116 thousand when compared with the second quarter of 1996 ($43.9 million) and a decrease of $9.9 million when compared with the third quarter of 1995. The decrease from the third quarter of 1995 was largely attributable to savings of $4.2 million in net occupancy expenses, $2.8 million in salaries and benefits, $2.5 million in other real estate owned expense, net, and $782 thousand in other noninterest expenses, partially offset by slight increases in data processing services and furniture and equipment expenses.

Noninterest expense for the first nine months of 1996 decreased $17.0 million compared with the same period in 1995. This decrease was largely attributable to savings of $6.6 million in salaries and benefits, $ 4.4 million in net occupancy expenses, $4.0 million in FDIC insurance expense and $2.1 million in other noninterest expenses. On September 30, 1996, Congress passed legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"). The bill includes a number of bank-related provisions, the most important of which is the one-time assessment to institutions with deposits insured by SAIF. As of September 30, 1996, the Corporation does not have any SAIF insured depositors; however, this legislation also introduces a new Financing Corporation ("FICO") sharing formula between the Bank Insurance Fund ("BIF") and SAIF insured institutions. This assessment is estimated to be 1.3 cents per one hundred dollars on insured deposits of the Corporation, or approximately $400 thousand annually, beginning in 1997 (see Note 8--"Regulatory Matters").

The relocation of employees to the new operations center located in Riverdale, Maryland was complete in August 1996. The Corporation estimates the relocation of personnel from leased locations to this new facility will result in annualized savings of $7.0 million, beginning in the fourth quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST EXPENSE, CONTINUED

NONINTEREST EXPENSE                           THREE                                           NINE
                                          MONTHS ENDED                                    MONTHS ENDED
                                         SEPTEMBER 30,             CHANGE                SEPTEMBER 30,               CHANGE
                                      --------------------- ----------------------   ----------------------- -----------------------
(IN THOUSANDS)                          1996       1995     AMOUNT      PERCENT         1996        1995       AMOUNT     PERCENT
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------
Salaries and Wages                     $15,299    $17,649   $(2,350)      (13.3)%      $ 45,066    $ 49,803   $ (4,737)      (9.5)%
Pensions and Other Employee
   Benefits                              3,397      3,828      (431)      (11.3)         10,454      12,348     (1,894)     (15.3)
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------

Total Staff Expense                     18,696     21,477    (2,781)      (12.9)         55,520      62,151     (6,631)     (10.7)
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------

Occupancy, Net                           5,879     10,101    (4,222)      (41.8)         16,918      21,307     (4,389)     (20.6)
Data Processing Services                 4,626      4,334       292         6.7          13,564      12,718        846        6.7
Furniture and Equipment                  1,995      1,886       109         5.8           5,561       5,920       (359)      (6.1)
Advertising and Public Relations         1,290      1,303       (13)       (1.0)          3,967       3,964          3         .1
FDIC Insurance                               -         29       (29)     (100.0)              4       4,012     (4,008)     (99.9)
Other Real Estate Owned
   (Income) Expense, Net                   (18)     2,503    (2,521)     (100.7)            165         530       (365)     (68.9)
Other Noninterest Expense               11,579     12,361      (782)       (6.3)         35,283      37,413     (2,130)      (5.7)
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------

Total Noninterest Expense              $44,047    $53,994   $(9,947)      (18.4)%      $130,982    $148,015   $(17,033)     (11.5)%


TAXES

The Corporation's provision for income taxes includes Federal, state and foreign income taxes. Income tax expense totaling $3.1 million was recognized for the quarter ended September 30, 1996, compared with $64 thousand for the quarter ended September 30, 1995. Income tax expense totaling $744 thousand was recognized for the nine month period ending September 30, 1996 compared with the $255 thousand income tax expense recognized for the same period in 1995. The 1996 and 1995 tax provisions were less than the statutory rate because of the Corporation's ability to carryforward net operating losses.

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


                           RIGGS NATIONAL CORPORATION


  Date:     November 7, 1996                       /s/ TIMOTHY C. COUGHLIN
       ---------------------------             --------------------------------
                                                     Timothy C. Coughlin
                                                          President






  Date:     November 7, 1996                          /s/ JOHN L. DAVIS
       ---------------------------             --------------------------------
                                                        John L. Davis
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)