Form 10-Q/A
period 1996-09-30
RIGGS NATIONAL CORP
filed 1996-11-14
CIK 350847

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

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------------------------------------------

                                                                               1996           1995          1996          1995
----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and Fees on Loans                                                $ 50,223       $ 51,260      $150,757       $152,135
  Interest on Securities:
      Available for Sale                                                      17,249          9,377        48,900         28,309
      Held-to-Maturity                                                             -          8,535             -         23,518
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Securities                                                17,249         17,912        48,900         51,827
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                           2,213          3,620         8,003         11,138
      Federal Funds Sold and Reverse Repurchase Agreements                     3,126          3,071        11,461          9,463
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                        5,339          6,691        19,464         20,601
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              ,
  Total Interest Income                                                       72,811         75,863       219,121        224,563

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                 3,013          4,766        11,982         14,473
      Money Market Deposit Accounts                                           10,054          8,259        26,924         24,272
      Time Deposits in Domestic Offices                                        9,575         11,481        29,358         32,016
      Time Deposits in Foreign Offices                                         4,651          5,076        13,984         14,081
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  27,293         29,582        82,248         84,842
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                        2,573          2,720         7,599          8,285
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                 457          1,418         1,073          3,643
      Long-Term Debt                                                           4,736          4,788        14,244         14,399
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                   7,766          8,926        22,916         26,327
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                      35,059         38,508       105,164        111,169
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                         37,752         37,355       113,957        113,394
  Less:  Provision for Loan Losses                                                 -        (55,000)            -        (55,000)
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         37,752         92,355       113,957        168,394

NONINTEREST INCOME
  Service Charges and Fees                                                     9,384          8,718        26,880         26,214
  Trust Income                                                                 7,866          7,518        24,266         21,489
  Interest on Tax Receivables                                                      -              -         5,135              -
  Other Noninterest Income                                                     3,920          1,954         9,044          6,777
  Securities Gains, Net                                                            4            155         7,166            201
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    21,174         18,345        72,491         54,681

NONINTEREST EXPENSE
  Salaries and Wages                                                          15,299         17,649        45,066         49,803
  Pensions and Other Employee Benefits                                         3,397          3,828        10,454         12,348
  Occupancy, Net                                                               5,879         10,101        16,918         21,307
  Data Processing Services                                                     4,626          4,334        13,564         12,718
  Furniture and Equipment                                                      1,995          1,886         5,561          5,920
  Advertising and Public Relations                                             1,290          1,303         3,967          3,964
  Other Real Estate Owned (Income) Expense, Net                                  (18)         2,503           165            530
  FDIC Insurance                                                                   -             29             4          4,012
  Other Noninterest Expense                                                   11,579         12,361        35,283         37,413
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   44,047         53,994       130,982        148,015

  Income before Taxes                                                         14,879         56,706        55,466         75,060
  Applicable Income Tax Expense                                                3,062             64           744            255
----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                  11,817         56,642        54,722         74,805

  Dividends on Preferred Stock                                                 2,688          2,688         8,063          8,063
----------------------------------------------------------------------------------------------------------------------------------
  Net Income Available for Common Stock                                     $  9,129       $ 53,954      $ 46,659       $ 66,742

EARNINGS PER COMMON SHARE                                                   $    .29       $   1.78      $   1.52       $   2.20

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                       SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1996             1995             1995
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                         $  172,626        $  251,930      $  253,414
  Money Market Assets:
      Time Deposits with Other Banks                                                 178,508           177,662         231,374
      Federal Funds Sold and Reverse Repurchase Agreements                           475,000           446,000         423,000
--------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                          653,508           623,662         654,374
--------------------------------------------------------------------------------------------------------------------------------
  Securities:
      Available for Sale (at Market Value)                                           973,051           612,357         970,006
      Held-to-Maturity (Market Value:  September 30, 1995, $401,324)                       -           401,223               -
--------------------------------------------------------------------------------------------------------------------------------
  Total Securities                                                                   973,051         1,013,580         970,006
--------------------------------------------------------------------------------------------------------------------------------
  Loans                                                                            2,599,773         2,532,503       2,571,959
  Reserve for Loan Losses                                                             60,689            55,390          56,546
--------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        2,539,084         2,477,113       2,515,413
--------------------------------------------------------------------------------------------------------------------------------
  Premises and Equipment, Net                                                        163,931           150,621         154,770
  Accrued Interest Receivable                                                         33,895            31,385          29,578
  Other Real Estate Owned, Net                                                        32,902            37,538          33,197
  Other Assets                                                                       147,758           117,012         121,781
--------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                    $4,716,755        $4,702,841      $4,732,533

LIABILITIES
  Noninterest-Bearing Demand Deposits                                             $  833,912        $  824,106      $  910,887
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       542,515           798,294         848,242
      Money Market Deposit Accounts                                                1,265,826           945,372         951,117
      Time Deposits in Domestic Offices                                              831,800           830,442         857,036
      Time Deposits in Foreign Offices                                               312,135           304,559         317,897
--------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  2,952,276         2,878,667       2,974,292
--------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   3,786,188         3,702,773       3,885,179
--------------------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              167,443           100,534         186,009
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                     113,258           266,985          15,466
--------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        280,701           367,519         201,475
--------------------------------------------------------------------------------------------------------------------------------
  Other Liabilities                                                                   46,031            53,989          51,585
  Long-Term Debt                                                                     191,525           217,625         217,625
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,304,445         4,341,906       4,355,864

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at September 30, 1996 and 1995,
        and December 31, 1995; Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
        at September 30, 1996 and 1995, and December 31, 1995                          4,000             4,000           4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 1996 and 1995,
        and December 31, 1995
      Shares Issued - 31,263,994 at September 30, 1996, 31,166,962 at
        September 30, 1995 and 31,175,262 at December 31, 1995                        78,160            77,917          77,938
  Surplus - Preferred Stock                                                           91,192            91,192          91,192
  Surplus - Common Stock                                                             156,992           156,266         156,320
  Foreign Exchange Translation Adjustments                                            (1,164)             (727)           (873)
  Undivided Profits                                                                  111,668            57,728          68,038
  Unrealized Gain (Loss) on Securities Available for Sale, Net                        (4,815)           (1,718)          3,777
  Treasury Stock - 900,798 shares at September 30, 1996 and 1995,
    and December 31, 1995                                                            (23,723)          (23,723)        (23,723)
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         412,310           360,935         376,669
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                      $4,716,755        $4,702,841      $4,732,533

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

Net interest income before the provision for loan losses was $37.8 million for the third quarter and $114.0 million for the first nine months of 1996, level with $37.4 million and $113.4 million for the same periods in 1995. The current quarter's net interest income increased $479 thousand from the second quarter 1996 total of $37.3 million. The net interest margin for the third quarter and first nine months of 1996 were 3.67% and 3.71%, compared with a margin of 3.66% for the prior year's third quarter and 3.76% for the first nine months of 1995. Though the net interest margin decreased five basis points on a year-to-date basis, this decrease was more than offset by a $71.7 million increase in earning assets between periods, resulting in the $726 thousand increase in the net interest income (before provision for loan losses) between the periods.

Noninterest income, excluding securities gains, for the third quarter and nine-month periods of 1996 totaled $21.2 million and $65.3 million, respectively, compared with $18.2 million and $54.5 million, respectively, from the prior year's periods. The increase from the third quarter of 1995, totaling $2.9 million (16.4%), was partially due to a litigation settlement in the United Kingdom of $1.9 million, with the remainder attributed to increases in trust and service fee income. The increase in the nine-month period totaling $10.8 million (19.9%) was primarily due to $5.1 million of interest from the tax settlements recorded in the second quarter, a $2.8 million increase in trust income, and the previously mentioned litigation settlement.

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

Assets totaled $4.72 billion at September 30, 1996, comparable with the $4.70 billion total at September 30, 1995. Total loans (net of premiums/discounts) increased $67.3 million, or 2.7% from September 30, 1995 to a total of $2.60 billion. Deposits at September 30, 1996 totaled $3.78 billion, an increase of $83.4 million (2.3%) from the September 30, 1995 total of $3.70 billion. Total liabilities decreased $37.5 million from the prior year's quarter to $4.30 billion. The decrease in total liabilities from the prior year's balance was primarily due to the decreases in short-term borrowings of $86.8 million, long-term debt of $26.1 million and $8.0 million in other liabilities, partially offset by the increase in deposits between the periods.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At September 30, 1996, nonaccrual loans, including both domestic and foreign, were $13.1 million, or .5% of total loans, compared with $9.3 million, or .4% of total loans, at year-end 1995 and $12.3 million, or .5% of total loans, at September 30, 1995. The $13.1 million of nonaccrual loans includes $5.4 million of loans identified as impaired (see "Impaired Loans"). The increase in nonaccrual loans during the first nine months of 1996 was due to additions of $8.7 million. These additions were partially offset by paydowns and payoffs of $2.9 million in addition to loans returning to accrual status of $270 thousand, charge-offs of $515 thousand and transfers to other real estate owned of $1.2 million. Of the $8.7 million in additions during the first nine months of 1996, $7.0 million (80.5%) related to domestic nonaccrual loans and $1.7 million (19.5%) related to foreign nonaccrual loans. Renegotiated loans totaled $296 thousand at September 30, 1996, a decrease of $3.1 million from December 31, 1995. This decrease was a result of paydowns and payoffs totaling $2.6 million and charge-offs of $463 thousand. The $296 thousand of renegotiated loans at September 30, 1996, does not include any loans identified as impaired (see "Impaired Loans"). Nonaccrual and renegotiated real estate - commercial/construction loans, both foreign and domestic, totaled $7.2 million at September 30, 1996, or 53.3% of the total nonaccrual and renegotiated loans at September 30, 1996.

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


DEPOSITS

Deposits, which are offered through several banking subsidiaries of the Corporation, are the primary and most stable source of funds for the Corporation. Deposits totaled $3.8 billion at September 30, 1996, increasing $83.4 million (2.3%) from the September 30, 1995 deposit total. The increase from the prior year's balance was primarily due to increases in money market deposits of $320.5 million as well as demand and foreign time deposits, offset by the decrease in savings and NOW accounts of $255.8 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME, CONTINUED

NONINTEREST INCOME                            THREE                                          NINE
                                          MONTHS ENDED                                   MONTHS ENDED
                                          SEPTEMBER 30,            CHANGE               SEPTEMBER 30,             CHANGE
                                      --------------------- ----------------------    ------------------- ------------------------
(IN THOUSANDS)                          1996       1995     AMOUNT    PERCENT           1996      1995     AMOUNT      PERCENT
------------------------------------- ---------- --------- ---------- ------------ -- --------- ---------- ----------- -----------
Service Charges                         $ 9,225   $ 8,509   $   716         8.4 %      $25,935    $25,616    $   319        1.2 %
Trust Income                              7,866     7,518       348         4.6         24,266     21,489      2,777       12.9
International Noncredit Commissions
     and Fees                               159       209       (50)      (23.9)           945        598        347       58.0
Foreign Exchange Income                     552       561        (9)       (1.6)         1,649      1,692        (43)      (2.5)
Interest on Tax Receivables                   -         -         -           -          5,135          -      5,135        n/a
Other Noninterest Income                  3,368     1,393      1,975      141.8          7,395      5,085      2,310       45.4
------------------------------------- ---------- --------- ---------- ------------ - ---------- ---------- ----------- -----------

Noninterest Income Excluding
    Securities Gains, Net                21,170    18,190     2,980        16.4         65,325     54,480     10,845       19.9
Securities Gains, Net                         4       155      (151)      (97.4)         7,166        201      6,965        n/a
------------------------------------- ---------- --------- ---------- ------------ - ---------- ---------- ----------- -----------

Total Noninterest Income                $21,174   $18,345   $ 2,829        15.4 %      $72,491    $54,681    $17,810       32.6 %


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





                           Riggs National Corporation
                                  (Registrant)





  Date:    November 14, 1996                          /s/ JOHN L. DAVIS
       ---------------------------             --------------------------------
                                                        John L. Davis
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)