Form 10-K
period 1996-12-31
RIGGS NATIONAL CORP
filed 1997-03-28
CIK 350847

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  (Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-9756

                           RIGGS NATIONAL CORPORATION
      ________________________________________________________________
            (Exact name of registrant as specified in its charter)

               DELAWARE                                    52-1217953
     _______________________________                   ___________________
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C.          20005
     _______________________________________________   ___________________
        (Address of principal executive offices)             (Zip Code)

                                 (301) 887-6000
              ___________________________________________________
              (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No. __.

        Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of February 28, 1997, was $382,339,264.

        The number of shares outstanding of the registrant's common stock, as of March 26, 1997, was 30,374,496.

                       DOCUMENT INCORPORATED BY REFERENCE

        Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders are incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K, in Parts I and III of this Annual Report.

                                 FORM 10-K INDEX

                                    PART I                             PAGE(S)

Item 1--Business                                                           3
Item 2--Properties                                                         5
Item 3--Legal Proceedings                                                  6
Item 4--Submission of Matters to a Vote of Security Holders                6

                                    PART II

Item 5--Market for Registrant's Common Equity
          and Related Stockholder Matters                                  7
Item 6--Selected Financial Data                                            7
Item 7--Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8
Item 8--Financial Statements and Supplementary Data                       29
Item 9--Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        67

                                    PART III

Item 10--Directors and Executive Officers of the Registrant           (A),67
Item 11--Executive Compensation                                           69
Item 12--Security Ownership of Certain
          Beneficial Owners and Management                                69
Item 13--Certain Relationships and Related Transactions                   69

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             69

(A)--PORTIONS OF RIGGS NATIONAL CORPORATION'S DEFINITIVE PROXY STATEMENT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE, EXCEPT FOR ITEMS 402 (K) AND (L) OF REGULATION S-K, IN PARTS I AND III OF THIS ANNUAL REPORT.

                                     PART I

ITEM 1.

BUSINESS

Riggs National Corporation

Riggs National Corporation ("the Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. The Corporation engages in a variety of banking-related activities through its bank and non-bank subsidiaries. The Corporation currently has banking operations or separate subsidiaries in the Washington, D.C. metropolitan area; Miami, Florida; London, England; Paris, France; and Nassau, Bahamas. Additionally, the Corporation provides investment advisory services domestically through a subsidiary registered under the Investment Advisers Act of 1940. Subsidiaries located in the Bahamas and France provide trust and corporate services, as well as traditional banking services.

  Key elements of the Corporation's business strategy for its subsidiaries are to continue to focus on: growth opportunities through the additional accumulation of assets under management in its Financial Services Group, the orientation of its retail banking branches toward money management relationships, the development and specialization of products and services in specific growth industries in its markets and the continued preeminence in the embassy banking operations coupled with growth in selected international business lines. Such growth will entail internally developed programs as well as possible alliances or acquisitions in these areas. The Corporation will continue to serve the varied financial needs of the Washington, D.C. metropolitan area and to meet its commitments under the Community Reinvestment Act.

Riggs Bank National Association

The Corporation's principal subsidiary is Riggs Bank National Association (the "Riggs Bank N.A.", formerly The Riggs National Bank of Washington, D.C., and successor to The Riggs National Bank of Virginia and The Riggs National Bank of Maryland, which entities merged on March 28, 1996), a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs Bank N.A. had assets of $5.1 billion, deposits of $4.1 billion, and stockholder's equity of $533.9 million at December 31, 1996.

  Riggs Bank N.A. operates 32 branches and an investment advisory subsidiary in Washington, D.C., 16 branches in Virginia, 9 branches in Maryland, commercial banks in London, England, an Edge Act subsidiary in Miami, Florida, branch offices in London, England and Nassau, Bahamas, and a Bahamian bank and trust company. At December 31, 1996, Riggs Bank N.A. and its subsidiaries had 1,517 full-time equivalent employees.

  As a commercial bank, Riggs Bank N.A. provides a wide array of financial services to customers in the Washington, D.C., metropolitan area, throughout the United States and internationally.

  Riggs Bank N.A.'s Corporate and Commercial Banking Groups provide services to customers ranging from small regional businesses to major multinational companies. These services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities, foreign currency transactions and cash management.

  Riggs Bank N.A.'s Financial Services Group provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, estate planning and trust administration.

  Riggs Bank N.A. provides investment advisory services through Riggs Investment Management Corporation ("RIMCO"), a wholly-owned subsidiary incorporated under the laws of Delaware and registered under the Investment Advisers Act of 1940.

  Riggs Bank N.A.'s Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts. Additionally, the Retail Banking Group provides 24-hour banking services through its telebanking operations and a network of Riggs' automated teller machines ("ATMs") as well as national and regional ATM networks.

  Riggs Bank N.A.'s International Banking Group furnishes a variety of financial services including issuing letters of credit in connection with trade and other transactions, taking deposits, foreign exchange, private banking and cash management. Customers include embassies and foreign missions in Washington, D.C., foreign governments, central banks, and over 200 correspondent banks around the world. These services are provided through both domestic and international offices.

  The Riggs Bank and Trust Company (Bahamas) Limited, in Nassau, provides trust services for international private banking customers. Riggs Bank N.A. operates a branch in the U.S. Embassy in London which serves the Embassy, its employees and official visitors. In 1991, Riggs Bank N.A. opened a banking subsidiary under the laws of France. A full service commercial bank, The Riggs National Bank (Europe) S.A. ("Riggs-Europe") has one branch located in the U.S. Embassy in Paris. In addition to serving the Embassy, its employees and official visitors, the Riggs-Europe office also assists the U.S. Government with disbursement activities for the Department of Defense and Department of State for all their facilities in Europe.

Riggs AP Bank Limited

Riggs AP Bank Limited ("Riggs AP"), a merchant bank located in London, England is a wholly-owned subsidiary of Riggs Bank N.A. Riggs AP provides traditional corporate banking services, commercial property financing, investment banking services and trade finance. At December 31, 1996, Riggs AP had total assets of $348.2 million, representing 6.8% of the Corporation's total assets, and had loans of $213.8 million, or 84.9% of the Corporation's total foreign loans and 8.1% of total loans. Riggs AP was renamed Riggs Bank Europe Limited, effective March 1, 1997.

Supervision And Regulation

The Corporation and Riggs Bank N.A. are subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation's national banking subsidiaries and certain of their subsidiaries are subject to the supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). Other federal, state and foreign laws govern many aspects of the businesses of the Corporation and its subsidiaries.

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

  Under Federal Deposit Insurance Corporation ("FDIC") regulations, the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is assigned to one of the following "supervisory subgroups": "healthy"; "supervisory concern"; or "substantial supervisory concern."

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

The following table details the minimum capital levels for each category:

CAPITAL CATEGORY

                                  COMBINED                 TANGIBLE
                      TIER I    TIER I AND II   LEVERAGE    EQUITY
--------------------------------------------------------------------
RATIOS:

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

  Riggs Bank N.A. exceeds current minimum regulatory capital requirements, and qualifies, at a minimum, as "well capitalized." The applicable federal bank regulator for a depository institution may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification may be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A summary of applicable regulatory capital ratios and the minimums required by the OCC under its capital guidelines for Riggs Bank N.A., on a historical basis, is shown in the "Notes to Consolidated Financial Statements--Note 10."

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

  Effective June 1995, coinciding with the mandatory 1.25% funding of the Bank Insurance Fund ("BIF") reserve, insurance rates reduced from a range of $.23 to $.26 per $100 in deposits insured to a range of $.04 to $.07 per $100 in deposits insured. Further, in November 1995, based on the continuing increase in reserves with BIF, the FDIC announced an additional reduction of insurance rates to zero percent, however, banks must pay a mandatory minimum of $2 thousand per year.

  On September 30, 1996, Congress passed and the President signed an omnibus funding bill which included legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. This legislation includes a provision requiring the merger of the BIF, which is also administered by the FDIC, and SAIF in 1999, assuming that bank charters and thrift charters are combined by that time. The legislation included several other bank-related components, the most important of which is the one-time assessment on institutions with deposits insured by SAIF equaling approximately 66 cents per one-hundred dollars of deposits insured, to be applied retroactive to an institution's deposits as of March 31, 1995. This provision is effective immediately. In addition, the legislation provides for a new Financing Corporation ("FICO") sharing formula between BIF and SAIF insured institutions, which will impose a surcharge of 1.3 cents per one-hundred dollars of BIF-insured deposits.

  The Corporation does not have any SAIF insured deposit balances as of December 31, 1996. The Corporation's deposits are insured through BIF. Therefore, the Corporation is not subject to the one-time SAIF surcharge. However, the Corporation is subject to the FICO surcharge and will be required to pay one-fifth of the rate that SAIF institutions pay for a three year period beginning in 1997. The FICO surcharge is expected to cost the Corporation approximately $400 thousand annually.

  There are legal restrictions on the extent to which the Corporation and its non-bank subsidiaries may borrow or otherwise obtain credit from Riggs Bank N.A. Subject to certain limited exceptions, a bank subsidiary may not extend credit to the Corporation or to any other affiliate (as defined) in an amount which exceeds 10% of its capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by each bank subsidiary to the Corporation or to other affiliates. Finally, extensions of credit and other transactions between a bank subsidiary and the Corporation or other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such a bank subsidiary as those prevailing at the time for comparable transactions with non-affiliated companies.

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

ITEM 2.

PROPERTIES

The Corporation owns properties located in Washington, D.C. which house its executive offices, 13 of its branches and certain operational units of Riggs Bank N.A. The Corporation also owns an office building and a residential property in London, England, and leases various properties in Washington, D.C.; London, England; Miami, Florida; Northern Virginia; Maryland; and Paris, France.

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

  During 1996, the Corporation contested in Tax court the disallowance of Brazilian Foreign Tax Credits by the Internal Revenue Service, which resulted in a ruling in favor of the Internal Revenue Service. The net tax benefit of these tax credits were not recognized for financial reporting purposes, therefore, there was no adverse impact on earnings from this ruling.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1996.

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

  A history of the Corporation's stock prices and dividends can be found under "Quarterly Stock Information" on Page 65 of this Form 10-K.

  As of December 31, 1996, there were 3,058 stockholders of record.

  Other information required by this item is set forth in the "Notes to Consolidated Financial Statements--Notes 10 and 11" on Pages 48 and 50, respectively, of this Form 10-K.



ITEM 6.

FINANCIAL REVIEW

SELECTED FINANCIAL DATA



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1996        1995          1994        1993         1992
------------------------------------------------------------------------------------------------------------

Interest Income                              $293,198    $298,799     $266,005     $256,951     $327,540
Interest Expense                              139,891     147,821      112,723      122,130      189,604
------------------------------------------------------------------------------------------------------------

Net Interest Income                           153,307     150,978      153,282      134,821      137,936

Less:  Provision for Loan Losses                 --       (55,000)       6,300       69,290       52,067
------------------------------------------------------------------------------------------------------------

Net Interest Income after
 Provision for Loan Losses                    153,307     205,978      146,982       65,531       85,869
Noninterest Income Excluding
 Securities Gains, Net                         89,007      73,493       85,298       88,509       96,200
Securities Gains, Net                           7,170         511          226       24,141       34,213
Noninterest Expense                           176,947     191,834      199,020      266,752      238,403
------------------------------------------------------------------------------------------------------------

Income (Loss) before Taxes
  and Minority Interest                        72,537      88,148       33,486      (88,571)     (22,121)
Applicable Income Tax Expense (Benefit)         6,174         346         (533)       5,640       (1,069)
Minority Interest in Dividends
  of Subsidiary, Net of Taxes                     420        --           --           --           --
============================================================================================================

NET INCOME (LOSS)                            $ 65,943    $ 87,802     $ 34,019   $  (94,211)    $ (21,052)
Less:  Dividends on Preferred Stock            10,750      10,750       12,124        1,434           358
============================================================================================================
Net Income (Loss) Available for Common Stock $ 55,193    $ 77,052     $ 21,895   $  (95,645)    $ (21,410)

EARNINGS (LOSS) PER COMMON SHARE             $   1.79    $   2.54     $    .72   $    (3.65)    $    (.87)
Dividends Declared and Paid Per Common Share $    .15    $  --        $  --      $    --        $   --

ITEM 7.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

In 1996, Riggs National Corporation (the "Corporation") achieved consolidated net earnings of $65.9 million. By comparison, the Corporation had net earnings of $87.8 million in 1995 and $34.0 million in 1994. Earnings per common share for 1996, 1995 and 1994, were $1.79, $2.54 and $0.72, respectively. Net income for 1995 benefited from a $55.0 million reduction in the reserve for loan losses in the third quarter, as continued improvement in credit quality resulted in the recording of this reserve adjustment. Key measurements of profitability include the Corporation's net income to average total assets, net income to average stockholders' equity and the net interest margin. Net income to average total assets was 1.40% for 1996, compared with ratios of 1.92% and 0.76% for 1995 and 1994, respectively. Net income to average stockholders' equity was 16.48% in 1996, compared with 28.25% for 1995 and 12.01% for 1994. The net interest margin for 1996, 1995 and 1994 was 3.72%, 3.74% and 3.89%, respectively.

  Net interest income (before the provision for loan losses) was a significant component of earnings in 1996, totaling $153.3 million, a slight increase of $2.3 million from 1995's total. Though the net interest margin decreased two basis points between the years, the impact of this decrease was more than offset by a $100.2 million increase in average earning assets between periods, while average interest-bearing liabilities increased $50.3 million. This improvement in net earning assets is the result of continued reductions in nonperforming assets and increases in stockholders' equity during the year.

  Noninterest income, excluding securities gains, for 1996 totaled $89.0 million, compared with 1995's total of $73.5 million. The increase from 1995, totaling $15.5 million (21.1%), was partially due to $5.1 million of interest from tax settlements recorded in the second quarter of 1996, a $3.4 million increase in trust income, and $3.2 million from the sale of a portion of the Corporation's corporate trust business in the fourth quarter of 1996. Noninterest expense for 1996 declined to $176.9 million, a 7.8% decrease, totaling $14.9 million from 1995's total of $191.8 million. The decrease in expenses during 1996 was primarily the result of a $5.5 million reduction in net occupancy expense, $5.6 million reduction in salaries and benefits and $4.3 million reduction in FDIC premiums.

  Nonperforming assets, including other real estate owned, decreased $7.8 million, or 17.0%, during the year to $38.1 million at December 31, 1996. At year-end 1996, the Corporation's reserve for loan losses totaled $64.5 million, an increase of $7.9 million from year-end 1995's balance. The reserve to total loans ratio stood at 2.4% at December 31, 1996. Nonperforming loans totaled $10.0 million at year-end 1996, with a reserve to nonperforming loans (coverage) ratio of 644.8%.

  On December 13, 1996, Riggs Capital, a newly formed, wholly-owned subsidiary of the Corporation, sold preferred equity capital through the private placement of redeemable trust preferred securities. Riggs Capital sold, at par, 150,000 shares of redeemable trust preferred securities, liquidation preference of $1,000, for a total of $150.0 million. These securities have an annual dividend rate of 8.625%, payable semi-annually, beginning in June 1997. The net proceeds from the sale enhanced certain capital ratios of the Corporation and will be available for its general corporate purposes (see Note 11, "Common and Preferred Stock").

EARNING ASSETS

Money Market Assets

Short-term instruments, such as time deposits with other banks, federal funds sold and resale agreements, represent alternatives for the Corporation for the deployment of excess funds. These investments are lower-yielding assets that are highly interest-rate sensitive. Funds available for short-term investments generally are a function of daily movements in the Corporation's securities, loans and deposit portfolios, combined with the Corporation's overall interest-rate risk and asset/liability strategy. At December 31, 1996, total money market assets increased by $166.8 million (25.5%) when compared with year-end 1995. This increase was the result of fund inflows from the deposit and borrowing portfolios, combined with inflows from the minority interest-trust preferred securities. The total average of time deposits with other banks and federal funds sold and resale agreements increased from $462.5 million in 1995 to $549.4 million in 1996.

Securities

The securities portfolio consists of securities held-to-maturity and securities available for sale that are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 1, "Summary of Significant Accounting Polices" and Note 2, "Securities"). The securities portfolio increased $192.5 million (19.8%) from a balance of $970.0 million at year-end 1995 to a balance of $1.16 billion. The increase in securities from 1995 was mainly due to funds from increases in the deposit and borrowing portfolios, as well as inflows from the minority interest-trust preferred securities. Proceeds received from the sale of securities totaled $745.2 million in 1996. These sales were the result of a repositioning of the securities portfolio which resulted in securities gains of $6.0 million, as the Corporation replaced securities from its government agencies and mortgage-backed securities portfolios with U.S. Treasury securities in the first quarter of 1996. Also included in securities gains for 1996 was a recovery of a prior year's loss recognized in December 1994 from the Orange County, California bankruptcy. Final maturities of the remaining Orange County securities, which were part of the available for sale portfolio, were received at par value in the second quarter of 1996, resulting in a $1.2 million recovery (see "Asset Quality--Past-Due And Potential Problem Loans/Assets"). The weighted-average maturity and yield for securities available for sale adjusted for anticipated prepayments were approximately 3 years and 6.10%, respectively, at December 31, 1996. The securities portfolio is part of management's asset/liability strategy and is a function of short and long-term investments by the Corporation relative to its interest- bearing liabilities outstanding.

  At December 31, 1996, the aggregate securities portfolio was comprised entirely of securities available for sale, which totaled $1.16 billion (see Table A). In December 1995, the Corporation transferred $446.1 million (book value) in securities held-to-maturity to the available for sale portfolio. This transfer was made in accordance with accounting guidance provided by the Financial Accounting Standards Board, allowing a reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115 (see Note 1, "Summary of Significant Accounting Policies"). Securities available for sale were primarily U.S. Treasury and government agencies securities. Securities available for sale may be sold in response to changes in interest rates, risk characteristics and other factors as part of the Corporation's asset/liability strategy (see "Interest-Rate Risk Management").

Loans

Loans, net of premiums, discounts and deferred fees totaled $2.64 billion at December 31, 1996, an increase of $65.9 million, or 2.6%, from the prior year (see Tables B through D). Over the past few years, the quality and overall risk level of the portfolio has improved as a result of adjustments to its composition, combined with the Corporation's comprehensive underwriting and review policies. During the year, the Corporation focused its efforts on new loan production in the commercial and financial, real estate-commercial/construction and home equity portfolios. This strategy coincided with the improvement in the local economy, particularly in the areas of employment and small- to mid-sized commercial business.

  The commercial loan portfolio totaled $443.6 million at year-end 1996, a net increase of $43.3 million, or 10.8%, over the $400.3 million at year-end 1995. There were no individual borrowers or industries representing more than a 10% share of the total loan portfolio.

  New residential mortgage loans in 1996 totaled $70.3 million, which was offset by paydowns and payoffs during the year that resulted in a decrease of less than 5% in the portfolio. Of the $70.3 million residential loans originated in 1996, $54.3 million (77.2%) were fixed-rate loans, with the remainder being adjustable-rate loans. The majority of these loans were originated in the Washington, D.C., metropolitan area. Although this is similar to 1995, it contrasts to the loans added in 1994 and 1993, which were predominately purchases of loans originated by others, with properties located throughout the United States. The combination of these factors has resulted in a residential loan portfolio that is geographically disbursed, yet has approximately 70% of the residential portfolio in the Washington, D.C., metropolitan area, with no other region having larger than a 5% concentration of the total loan portfolio.

  The home equity portfolio increased $30.1 million, or 12.0% in 1996, to a total of $281.9 million, the result of several new products introduced in 1994 and 1995. Originations in 1996 totaled $97.2 million. This growth was partially offset by payoffs and paydowns during the year.

  Activity within the foreign and real estate-commercial/construction portfolios has had a movement upward in 1996, while the consumer portfolio remained flat. Over the past two years, the Corporation has experienced selective new lending in these portfolios, and thus, the Corporation anticipates limited investment opportunities within these markets in the quarters ahead.

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

  At December 31, 1996, the Corporation had no cross-border outstandings exceeding 1% of total assets to countries experiencing difficulties in repaying their external debt.

  At December 31, 1996, the United Kingdom was the only country with cross-border outstandings in excess of 1% of the Corporation's total assets that had loans in either a nonperforming, past-due or problem loan status. Total loans outstanding to the United Kingdom totaled $196.3 million, compared with $180.9 million at year-end 1995 (see Tables E and F). Nonaccrual loans in the United Kingdom totaled $287 thousand at December 31, 1996, compared with $1.7 million at December 31, 1995. There were no past-due loans in the United Kingdom at December 31, 1996, and no potential problem loans outstanding. In 1995, past-due loans totaled $36 thousand and there were no potential problem loans outstanding.

  At December 31, 1996, 1995, and 1994, the Corporation did not have any cross-border outstandings between 0.75% and 1% of its total assets.

ASSET QUALITY

Nonperforming Asset Summary

Nonperforming assets, which include nonaccrual loans, renegotiated loans, and other real estate owned (net of reserves), totaled $38.1 million at year-end 1996, a $7.8 million (17.0%) decrease from the year-end 1995 total of $45.9 million (see Tables G and H). This decrease in nonperforming assets during 1996 was attributable to sales and paydowns of $15.3 million, nonaccrual loans returning to accrual status of $0.5 million, and net charge-offs/writedowns of $2.9 million, which were partially offset by exchange rate fluctuations of $0.2 million, combined with net additions in 1996 of $10.5 million.

  Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Impaired loans are generally defined as nonaccrual loans, excluding large groups of smaller-balance loans (with similar collateral characteristics), which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. The adoption of SFAS No. 114 was not material to the Corporation's consolidated financial statements or results from operations. Impaired loans are further discussed in Note 3, "Loans and Reserve for Loan Losses."

Nonaccrual And Renegotiated Loans

At December 31, 1996, nonaccrual loans were $9.9 million, or 0.4% of total loans, compared with $9.3 million, or 0.4% of total loans, at December 31, 1995. Loans (other than consumer) are placed on nonaccrual status when, in management's opinion, there is doubt as to the ability to collect either interest or principal, or when interest or principal is 90 days or more past due, and the loan is not well-secured and in the process of collection. Consumer loans are generally charged off when they become 120 days past due. Nonaccrual loan activity during 1996 included sales and repayments of $6.0 million, nonaccrual loans returning to accrual status of $0.5 million, charge-offs of $1.5 million and transfers of nonaccrual loans to other real estate owned of $1.3 million. These decreases were more than offset by net additions to nonaccrual loans and an increase in foreign exchange translation adjustments, totaling $9.7 million and $0.2 million, respectively.

  Renegotiated loans totaled $125 thousand at December 31, 1996, compared with $3.4 million at year-end 1995. Renegotiated loans generally consist of real estate-commercial/construction loans that are renegotiated to provide a reduction or deferral of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans decreased $3.3 million in 1996, the result of sales and repayments totaling $2.8 million and charge-offs totaling $0.5 million during the year.

Past-Due And Potential Problem Loans/Assets

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and on which the Corporation is accruing interest. Past-due loans decreased $1.6 million in 1996 to $3.8 million.

  At December 31, 1996, the Corporation had identified approximately $1.6 million in potential problem loans. These loans are currently performing, but management believes that they have certain attributes that may lead to nonaccrual or past-due status in the foreseeable future. These loans primarily consist of residential mortgage loans totaling $1.2 million at year-end 1996.

  The Corporation had no other potential problem assets at December 31, 1996. The $4.7 million of Orange County, California variable-rate one-year notes (the "Notes") that had been identified as potential problem assets at December 31, 1995, matured with proceeds received from Orange County in June 1996. The recovery of $1.2 million was recognized when these notes matured at par, which was recorded as a securities gain, because the Notes were written down to their estimated fair value in December 1994, when Orange County declared bankruptcy.

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

  The Corporation did not make a provision for loan losses in 1996. In the third quarter of 1995, based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors, the reserve for loan losses was reduced by $55.0 million in the third quarter of 1995. As a result, the provision for loan losses amounted to a negative $55.0 million for 1995. Approximately $41.8 million of the reversal in 1995 related to domestic loans and $13.2 million related to foreign loans.

  The reserve for loan losses was $64.5 million, or 2.44% of total loans, at December 31, 1996, compared with $56.5 million, or 2.20% of total loans, at December 31, 1995 (see Table I). Net recoveries for 1996 totaled $6.6 million compared with $14.5 million for 1995. Total net recoveries for 1996 were mostly attributed to $2.7 million in net recoveries from domestic real estate-commercial/construction and $5.3 million from foreign loans, compared with $10.7 million and $2.3 million, respectively, for 1995. The Corporation's coverage ratio (reserve for loan losses divided by the sum of nonaccrual and renegotiated loans) was 644.8% at year-end 1996, compared with 444.0% at year-end 1995. The increase in the coverage ratio was impacted by the aggregate 21.5% decrease in nonaccrual and renegotiated loans and the net recoveries recorded in 1996.

  The estimated allocation of the reserve for loan losses is shown on Table J. Reserve for loan loss allocations represent management's assessment of existing conditions and risk factors within these categories.

Other Real Estate Owned, Net

Other real estate owned decreased 15.3% to $28.1 million at December 31, 1996, from $33.2 million at December 31, 1995. The decrease resulted from sales and repayments of $6.4 million and $0.9 million in writedowns, partially offset by net additions of $2.2 million during the period. Loans are transferred to other real estate owned when collateral securing the loans is acquired, or deemed to be acquired, through foreclosure.

  At December 31, 1996, residential and commercial land composed 86.7% of other real estate owned, with the remainder of the portfolio consisting of office, industrial, retail and other types of properties. Except for $0.4 million of properties located in the United Kingdom, the remaining other real estate owned properties were located in the Washington, D.C., metropolitan area at year-end 1996 (see Table K).

DEPOSITS

Total deposits at December 31, 1996, were $4.05 billion, compared with $3.89 billion at year-end 1995, an increase of $165.5 million, or 4.3%. In addition to this growth, the composition of the portfolio significantly changed. The large variances in the money market accounts, which increased $537.6 million, was partially offset by the $375.6 million decrease in savings and NOW balances, primarily attributed to a new program started during the third quarter of 1996. Deposit balances in certain NOW and noninterest checking accounts are transferred to the money market classification, thereby reducing the level of deposit reserves required by the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or other forms of withdrawal. As a result of the program, the Corporation is expecting to increase net average interest-earning assets by approximately $50 million, resulting in a benefit of approximately $2 million pretax to net interest income annually under this program. Since this program began in the third quarter of this year, the impact to net interest income was not material for 1996. Total accounts transferred equaled $380.7 million at December 31, 1996.

  Average domestic deposits were $3.43 billion for 1996, up $29.3 million, or 0.9%, from an average of $3.41 billion for 1995. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.42 billion, an increase of $26.9 million, or 0.8% from 1995's average balance of $3.40 billion. Average foreign deposits increased $31.5 million, to $371.2 million, primarily the result of increased deposits in the United Kingdom subsidiary (see Table L).

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

  In 1995, the retail banking group formed a marketing team to explore the current and future prospects of electronic banking for retail banking customers. Retail banking advertising and product information has been established on a local, on-line service and completion of the Internet Home Page is expected in 1997. This development group is also analyzing opportunities for home banking within the Corporation's market and the numerous delivery configurations available. Management expects to complete this project and to formalize delivery methodologies for home banking within the next 3 to 6 months.

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and repurchase agreements, U.S. Treasury demand notes and other borrowed funds. These short-term obligations are an additional source of funds the Corporation established to meet certain asset/liability and daily cash management objectives. Short-term borrowings increased $53.8 million (26.7%) to $255.2 million at December 31, 1996, compared with $201.5 million at year-end 1995. Average short-term borrowings for 1996 totaled $241.0 million, down from 1995's average of $248.6 million (see Table L). The decrease in the average balances during 1996 was primarily due to decreases in treasury, tax and loan balances in 1996, which were a temporary source of funds for the Corporation (see Note 8, "Borrowings").

LONG-TERM DEBT

Long-term debt totaled $191.5 million and $217.6 million at December 31, 1996 and 1995, respectively. The decrease between years was the result of $26.1 million of floating rate subordinated notes, which matured in September 1996. Included in long-term debt were subordinated debentures of $66.5 million due in 2009 and subordinated notes of $125.0 million due in 2006. The subordinated debentures due in 2009 bear a fixed rate of interest of 9.65% per annum, and the notes due 2006 bear a fixed rate of interest of 8.50% per annum. The Corporation's long-term debt is discussed more fully in Note 8, "Borrowings."

MINORITY INTEREST IN PREFERRED STOCK OF SUBSIDIARY

On December 13, 1996, Riggs Capital issued 150,000 shares of 8.625% Trust Preferred Securities, Series A, with a liquidation preference of $1,000 per share. Riggs Capital, a new trust entity formed in order to issue the preferred securities, is a wholly-owned subsidiary of the Corporation. Dividends are paid semi-annually, beginning in June 1997. The Trust Preferred Securities, Series A, cannot be redeemed until December 31, 2006, and have a maturity of December 31, 2026. Riggs Capital invested all of the proceeds from its common and preferred stock sales in Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Corporation on December 13, 1996, at a rate of 8.625%, with comparable dividend payment dates and maturity as the Trust Preferred Securities. Interest is cumulative and deferrable on the Junior Subordinated Deferrable Interest Debentures for a period not to exceed five years and is also cumulative and deferrable for the same period for the Trust Preferred Securities. The Trust Preferred Securities are considered Tier I Capital for regulatory purposes (see Note 1, "Summary of Significant Accounting Policies" and Note 11, "Common and Preferred Stock").

LIQUIDITY

Interest-rate Risk Management

The Corporation's asset/liability management function is controlled by the Asset/Liability Committee ("ALCO"), which is comprised of representatives of the major divisions within the Corporation. The objective of the group is to prudently manage the assets and liabilities of the Corporation to provide both an optimum and stable net interest margin while maintaining adequate levels of liquidity and capital. This approach entails the management of overall risk of the organization, in conjunction with the acquisition and deployment of funds. ALCO monitors and modifies exposure to changes in interest rates based upon its view of current and prospective market and economic conditions. The traditional measurement of an organization's exposure to interest-rate fluctuations, such as interest sensitivity, entails a "static gap" measurement, which portrays a snapshot of the statement of condition at one point in time. However, this methodology does not adequately measure the Corporation's exposure to interest-rate risk. The statement of condition must be viewed within a dynamic framework in which relationships may vary over time in virtually every segment of the financial statement.

  The Corporation manages interest-rate risk through the use of a simulation model, allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon, assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon a consensus view of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. The Corporation maintained a liability sensitive interest-rate risk position as of December 31, 1996 and 1995. The Corporation was well-insulated against interest rates moving significantly in either direction. At December 31, 1996, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would reflect a change in net interest income of less than 3% over an initial 12-month period, and less than 2% over the entire 36-month horizon - well below the established tolerance levels set by the Corporation.

  In managing the Corporation's interest-rate risk, ALCO also utilizes financial derivatives in the normal course of business. These products might include interest-rate swaps, caps, collars, floors, futures and options. Financial derivatives are employed to assist in the management and/or reduction of interest-rate risk for the Corporation and can effectively alter the interest sensitivity of segments of the statement of condition for specified periods of time. All of these vehicles are considered "off-balance-sheet," as they do not materially impact the actual level of assets or liabilities of the Corporation.

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

Capital Resources

A fundamental objective of management is to maintain a level of capitalization that is sufficient to take advantage of favorable investment opportunities and to promote depositor and investor confidence. In addition, the current economic and regulatory climate places an increased emphasis on capital strength and the ability of the Corporation to withstand unfavorable economic and/or business losses. The Corporation's management monitors its capital levels monthly in relation to financial forecasts for the year, as well as internal and external policies. The Corporation continues to maintain a strong capital position, and is one of the highest capitalized banks in the country.

  Total stockholders' equity at December 31, 1996 was $425.8 million, or 8.29% of total assets, up $49.1 million from year-end 1995. The increase from year-end 1995 was mostly the result of earnings totaling $65.9 million, partially offset by dividends on preferred stock of $10.8 million and common stock of $4.5 million.

  The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies. The guidelines define a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity, less goodwill and other adjustments. Tier II Capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weightings is applied to the different on-balance sheet assets. Off-balance-sheet items such as loan commitments and derivatives, are also applied a risk weighting after conversion to balance sheet equivalent amounts. Bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier
II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 28.47% and 20.04%, respectively, at December 31, 1996, compared with 21.62% and 13.57%, respectively, at December 31, 1995.

  The Federal Reserve Board has established an additional capital adequacy guideline, the leverage ratio, as amended by the Prompt Corrective Action regulations promulgated under FDICIA, which measures the ratio of Tier I Capital to quarterly average assets. The minimum leverage ratio guideline is three percent for the most highly rated bank holding companies. Those that are not in the most highly rated category, including the Corporation, must maintain at least a minimum ratio of 4.00% or higher, if determined necessary by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Corporation's leverage ratio was 11.84% at December 31, 1996, compared with a leverage ratio of 8.03% at the prior year-end.

  The Corporation's policy is to ensure that its bank subsidiary is capitalized in accordance with regulatory guidelines. The Corporation's national bank subsidiary is subject to minimum capital ratios as prescribed by the Office of the Comptroller of the Currency ("OCC"), which are the same as those for the Federal Reserve Board. Table M details the actual and required minimum ratios for the Corporation and its insured bank subsidiary.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is derived by subtracting the cost of funds from the income received on earning assets. Earning assets are mainly comprised of loans and securities, while interest-bearing liabilities are deposits and borrowed funds. Net interest income is impacted by variations in the volume and mix of these assets and liabilities, as well as fluctuations in interest rates. Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest), totaled $157.0 million for 1996, an increase of $2.7 million, or 1.8% from $154.3 million in 1995. The Corporation experienced a sizable increase during 1996 in average interest-earning assets, totaling $100.2 million, while the average rate earned decreased 30 basis points between the years. Average loans remained level during the period as the majority of the increase in average balances occurred in the money market assets portfolio, which increased over $86.9 million in 1996. The Corporation also had a $50.3 million increase in average interest-bearing liabilities that was mostly due to the increase in average interest-bearing deposits, while the average rate paid decreased 30 basis points between the years. Thus, the Corporation had a favorable net increase in average interest-earning assets over interest-bearing liabilities of $49.9 million (see Tables N and O).

  The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 3.72% for 1996, a decrease of 2 basis points from the 3.74% net interest margin for 1995 because of the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread (the difference between the average tax-equivalent rate earned and the average rate incurred on interest-bearing liabilities) for 1996 was 2.97%, unchanged from 1995's spread. Interest lost on nonaccrual and renegotiated loans totaled $977 thousand for 1996, which had the effect of reducing the net interest margin by approximately 2 basis points for the year. In 1995, interest lost totaled $2.0 million and had the effect of reducing the net interest margin in that year by approximately 5 basis points(see Table H).

Noninterest Income

Noninterest income for 1996 was $96.2 million, up $22.2 million, or 30.0% from 1995's total of $74.0 million. Excluding securities gains of $7.2 million and $0.5 million for 1996 and 1995, respectively, noninterest income increased $15.5 million, or 21.1%. Trust income of $33.3 million increased $3.4 million, or 11.3% in 1996 due to the increase in market value of trust and custodial assets from $8.99 billion at year-end 1995 to $9.73 billion at year-end 1996. Service charges for 1996 increased $1.2 million (3.5%) to $34.9 million and international fee income increased $0.3 million (44.3%) to $1.1 million. The increase in service charges for 1996 was primarily due to increases in ATM and debit card fee income totaling $1.5 million in 1996. In the second quarter of 1996, the Corporation recorded $5.1 million in interest from tax receivables relating to tax returns from the 1970's and 1980's. Also, in the fourth quarter of 1996, the Corporation recorded a $3.2 million pre-tax gain from the sale of a portion of its corporate trust business (see Table P).

Noninterest Expense

Noninterest expense for the year ended December 31, 1996 was $176.9 million, a decrease of $14.9 million (7.8%) from $191.8 million for 1995. Noninterest expense for 1995 was impacted by $5.6 million of nonrecurring accruals recorded in the third quarter of 1995. Excluding these nonrecurring items, noninterest expense decreased $9.3 million, or 5.0%.

  Of the $5.6 million of nonrecurring expenses in 1995, $4.4 million was for occupancy related expenses and $1.2 million was for reorganization and severance-related expenses. The reorganization and severance-related expenses were related to several efficiency initiatives implemented in the third quarter and completed in the fourth quarter of 1995. The occupancy expenses were the result of initiatives undertaken, including the new technology center completed in August 1996, as well as the marketing of office space that is currently vacant to third parties.

  Excluding these nonrecurring items, the decrease in noninterest expense of $9.3 million was primarily due to decreases in personnel-related expenses of $4.4 million, occupancy expenses of $1.1 million, and reductions in Federal Deposit Insurance Corporation ("FDIC") insurance, which decreased $4.3 million during 1996. Effective June 1995, coinciding with the mandatory 1.25% funding of the Bank Insurance Fund ("BIF") reserve, insurance rates reduced from a range of $0.23 to $0.26 per $100 in deposits insured to a range of $0.04 to $0.07 per $100 in deposits insured. Further, in November 1995, based on the continuing increase in reserves with BIF, the FDIC announced an additional reduction of insurance rates to zero percent, however, banks must pay a mandatory minimum of $2 thousand per year (see Table Q).

Income Taxes

The Corporation's provision for income taxes includes both federal and state income taxes. The Corporation's 1996 provision for income tax expense of $6.2 million increased from a provision of $0.3 million in 1995. This represents an effective tax rate of 8.5% for 1996, compared with an effective tax rate of 0.4% for 1995. The provision for income taxes in 1996 was less than the amount determined by application of the federal statutory income tax rate, principally because of the Corporation's reversal of the previously established valuation allowance. Additionally, in the second quarter of 1996, the Corporation received a $2.4 million tax refund, the result of amended local tax returns from the 1980s, which reduced 1996's provision for income tax expense.

  The Corporation accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which primarily requires the use of the asset and liability method for computing taxes. Under this method, deferred tax assets and liabilities are recorded from differences between financial statements and tax-based assets and liabilities. The tax effects of these differences are recorded using anticipated tax rates in the years these differences will reverse. Additionally, a valuation allowance is established for deferred tax assets in the event that these assets may not be fully realized. At December 31, 1996, the Corporation had net deferred tax assets totaling $26.5 million, which included a valuation allowance of $16.2 million. Further tax discussion and a reconciliation of the effective tax rate to the 1996 federal statutory rate of 35% can be found in Note 13, "Income Taxes."

FOURTH QUARTER 1996 VS. FOURTH QUARTER 1995

For the fourth quarter of 1996, the Corporation reported net income of $11.2 million, or $0.27 per common share, compared with $13.0 million, or $0.34 per common share, for the fourth quarter of 1995 (see Table R). Results for the fourth quarters of 1996 and 1995 reflected no provisions for loan losses. Nonperforming assets totaled $38.1 million at December 31, 1996, a decrease of $8.2 million from the third quarter of 1996, and a decrease of $7.8 million from $45.9 million at December 31, 1995.

  Net interest income on a tax-equivalent basis for the fourth quarter of 1996 was $40.3 million, an increase of $2.0 million, or 5.2%, year-to-year, reflecting the same impact of net increases in average earning assets in 1996. The net interest margin was 3.74% during the fourth quarter of 1996, up 4 basis points from the fourth quarter of 1995. The net interest spread was 2.93% for the quarter ended December 31, 1996, up 3 basis points from that for the same period in the prior year (see Table S).

  The reserve for loan losses totaled $64.5 million, an increase of $3.8 million during the fourth quarter of 1996. This increase was the result of net recoveries recorded of $2.5 million, compared with net recoveries recorded of $1.4 million for the fourth quarter of 1995.

  Noninterest income for the fourth quarter of 1996 was $23.7 million, an increase of $4.4 million, or 22.6%, when compared with the like period in 1995. Trust income of $9.0 million increased $0.6 million between the quarters, stemming primarily from increased revenue from the Corporation's personal trust operations. Service charges of $8.9 million for 1996's fourth quarter were up $0.9 million, primarily due to increases in ATM and debit card fee income. Other noninterest income increased $3.2 million, the result of the Corporation's sale of a portion of its corporate trust business in the fourth quarter of 1996.

  Noninterest expense for the fourth quarter of 1996 totaled $46.0 million, compared with $43.8 million a year earlier, an increase of $2.1 million, or 4.9%. Salaries and related benefits of $19.4 million were up $1.1 million, as benefit-related expenses increased between the periods. Net occupancy expense was down $1.1 million, to $4.0 million in the fourth quarter of 1996, because of the previously mentioned occupancy efficiency programs. Other real estate owned expense was $266 thousand, an increase of $618 thousand when compared with 1995's fourth-quarter net other real estate owned income, the result of fewer gains from the sale of other real estate owned properties in 1996. Other noninterest expense totaled $13.5 million for the fourth quarter of 1996, an increase of $1.8 million related to miscellaneous consulting and office supply expenditures.

1995 VS. 1994

In 1995, the Corporation achieved record earnings with total net income of $87.8 million. By comparison, the Corporation had net earnings of $34.0 million in 1994. Earnings per common share for 1995 and 1994 were $2.54 and $.72, respectively. Earnings for 1995 reflected a $55.0 million reduction in the reserve for loan losses in the third quarter of 1995, as continued improvement in credit quality resulted in the recording of this reserve reversal. Net income to average total assets was 1.92% for 1995 and 0.76% for 1994. Net income to average stockholders' equity was 28.25% for 1995 and 12.01% for 1994. The net interest margin for 1995 was 3.74%, down from a high of 3.89% in 1994.

  At December 31, 1995, total money market assets increased by $266.2 million (68.6%) when compared with year-end 1994, the result of fund inflows from the deposit portfolio. The total average of time deposits with other banks and federal funds sold and resale agreements increased from $377.4 million in 1994 to $462.5 million in 1995.

  The aggregate securities portfolio declined $71.4 million (6.9%) from a balance of $1.04 billion at year-end 1994 to $970.0 million at year-end 1995. The decrease in securities from 1994 was mainly due to aggregate maturities during 1995 of $632.7 million, the majority of which were reinvested into securities during the year. The weighted-average maturity and yield for securities available for sale adjusted for anticipated prepayments were approximately 3 years and 6.10%, respectively, at December 31, 1995. At December 31, 1995, the aggregate securities portfolio was comprised entirely of securities available for sale, which totaled $970.0 million. The increase in this portfolio and the offsetting decrease in the held-to-maturity portfolio was primarily the result of transferring $446.1 million (book value) in securities held-to-maturity to the available for sale portfolio in December 1995. Securities available for sale were primarily mortgage-backed, U.S. Treasury and government agencies securities.

  Loans, net of premiums, discounts and deferred fees totaled $2.57 billion at December 31, 1995, an increase of $22.0 million, or 0.9%, from the prior year. During the year, the Corporation focused its efforts on new loan production in the commercial and financial, residential mortgage and home equity portfolios. This strategy coincided with the improvement in the local economy, particularly in the areas of employment and small- to mid-sized commercial business. The commercial loan portfolio totaled $400.3 million at year-end 1995, level with the prior year balance, with originations totaling $213.8 million, or 53.4% of the 1994 year-end portfolio balance. New residential mortgage loans in 1995 totaled $77.1 million, which was offset by paydowns and payoffs during the year resulting in a decrease of less than 3% in the portfolio. Of the $77.1 million residential loans originated in 1995, $53.9 million (70%) were fixed-rate loans, with the remainder being adjustable-rate loans. The home equity portfolio increased $30.9 million, or 14% in 1995, the result of several new products introduced in 1994 and 1995. Originations in 1995 totaled $82.9 million. This growth was partially offset by payoffs and paydowns during the year. Activity within the foreign, consumer and real estate-commercial/construction portfolios has either remained flat or had a movement upward, as the Corporation had limited new lending in these portfolios.

  Nonperforming assets, which include nonaccrual loans, renegotiated loans, and other real estate owned (net of reserves), totaled $45.9 million at year-end 1995, a $29.8 million (39.3%) decrease from the year-end 1994 total of $75.7 million. This significant decrease in nonperforming assets during 1995 was attributable to sales and paydowns of $30.0 million, nonaccrual and renegotiated loans returning to accrual status of $3.7 million, and net charge-offs/writedowns of $10.4 million, which were partially offset by exchange rate fluctuations of $111 thousand, combined with net additions in 1995 of $14.2 million. At December 31, 1995, nonaccrual loans were $9.3 million, or 0.4% of total loans, compared with

$27.4 million, or 1.1% of total loans, at December 31, 1994. The $18.1 million reduction in nonaccrual loans during 1995 was due primarily to sales and repayments of $17.5 million, nonaccrual loans returning to accrual status of $3.6 million, charge-offs of $6.8 million and transfers of nonaccrual loans to other real estate owned of $0.7 million. These decreases were partially offset by net additions to nonaccrual loans and an increase in foreign exchange translation adjustments, totaling $10.4 million and $0.1 million, respectively.

  Renegotiated loans totaled $3.4 million at December 31, 1995, compared with $555 thousand at year-end 1994. Renegotiated loans increased $2.9 million in 1995, the result of two residential development loans totaling $3.3 million that were restructured in the fourth quarter. Other real estate owned decreased 30.5% to $33.2 million at December 31, 1995, from $47.8 million at December 31, 1994. The decrease resulted from sales and repayments of $12.3 million and $3.0 million in writedowns offset by net additions of $0.7 million during the period. Past-due loans consisted predominately of residential real estate and consumer loans that were well-secured and in the process of collection and on which the Corporation was accruing interest. Past-due loans totaled $5.5 million at year-end 1995, a decrease of $662 thousand when compared to year-end 1994. At December 31, 1995, the Corporation had identified approximately $8.1 million in potential problem loans. These loans primarily consisted of $5.0 million in real estate-commercial/construction loans and $2.5 million in residential mortgage loans. In addition, the Corporation had $4.7 million in other potential problem assets at December 31, 1995.

  In the third quarter of 1995, the reserve for loan losses was reduced by $55.0 million, based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors. As a result, the provision for loan losses amounted to a negative $55.0 million for 1995, compared to a positive provision of $6.3 million for the prior year. Approximately $41.8 million of the reversal in 1995 related to domestic loans and $13.2 million related to foreign loans. The reserve for loan losses was $56.5 million, or 2.20% of total loans, at December 31, 1995, compared with $97.0 million or 3.81% of total loans, at December 31, 1994. Net recoveries for 1995 totaled $14.5 million compared with $3.0 million for 1994. The Corporation's coverage ratio (reserves for loan losses divided by the sum of nonaccrual and renegotiated loans) was 444.0% at year-end 1995, compared with 347.3% at year-end 1994. The increase in the coverage ratio was impacted by the 65.9% decrease in nonaccrual loans, partially offset by the $55.0 million loan loss reserve reversal in 1995.

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

  Short-term borrowings decreased $92.0 million (31.3%) to $201.5 million at December 31, 1995, compared with $293.4 million at year-end 1994. Average short-term borrowings for 1995 totaled $248.6 million, up from 1994's average of $211.7 million. The increase in the average balance during 1995 was primarily due to average increases in treasury, tax and loan balances, which were a temporary source of funds for the Corporation. Long-term debt totaled $217.6 million at December 31, 1995, unchanged from year-end 1994.

  Total stockholders' equity at December 31, 1995 was $376.7 million, or 8.0% of total assets, up $109.0 million from year-end 1994. The increase from year-end 1994 was the result of earnings totaling $87.8 million combined with a change in net unrealized gains/losses in the securities available for sale portfolio from a $28.1 million loss at December 31, 1994, to a gain of $3.8 million at year-end 1995. These increases were offset by dividends on preferred stock of $10.8 million.

  Net interest income on a tax-equivalent basis totaled $154.3 million for 1995, a decrease of $2.4 million, or 1.5%, from $156.7 million in 1994. The Corporation experienced a sizable increase during 1995 in average interest-earning assets, totaling $90.3 million and an increase of 65 basis points in the average rate earned. Average loans remained level during the period as the majority of the increase in average balances occurred in the securities portfolio, which increased over $63.6 million in 1995. The Corporation also had a $20.6 million increase in average interest-bearing liabilities that was mostly due to the increase in average borrowed funds. Thus, the Corporation had a favorable net increase in average interest-earning assets over interest-bearing liabilities of $69.7 million. This positive movement, however, was overshadowed by a 102 basis point increase in the average rate paid on interest-bearing liabilities between 1995 and the prior year. Generally, the Corporation's assets will reprice faster than its liabilities. With the seven consecutive interest rate increases by the Federal Reserve in 1994, the Corporation initially experienced an increase in its net interest margin. As the interest rate increases abated in 1995, combined with the upward repricing of the liabilities portfolio, the net interest margin leveled in the first half of 1995 and then declined in the second half of 1995. The net interest margin was 3.74% for 1995, a decrease of 15 basis points from the 3.89% net interest margin for 1994 because of the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread for 1995 was 2.97%, a 37 basis-point decline from 1994's spread of 3.34%. Interest lost on nonaccrual and renegotiated loans totaled $2.0 million for 1995, which had the effect of reducing the net interest margin by approximately five basis points for the year. In 1994, interest lost totaled $5.0 million and had the effect of reducing the net interest margin in that year by approximately 12 basis points.

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

  Noninterest expense for the year ended December 31, 1995 was $191.8 million, a decrease of $7.2 million from $199.0 million for 1994. The decrease in total noninterest expense, excluding nonrecurring items, was actually larger, the result of $5.6 million of nonrecurring accruals in the third quarter of 1995 and a $2.1 million restructuring expense reversal in 1994. Excluding these nonrecurring items, noninterest expense decreased $14.8 million, or 7.4%. Of the $5.6 million of nonrecurring expenses in 1995, $4.4 million was for occupancy related expenses and $1.2 million was for reorganization and severance-related expenses. Excluding these nonrecurring items, the decrease in noninterest expense of $14.8 million was primarily due to decreases in FDIC insurance, legal, furniture and equipment and other noninterest expenses. Deposit insurance premiums decreased $5.3 million during 1995. Furniture and equipment expense of $8.0 million decreased $1.3 million, or 13.7%, the result of decreases in depreciation expense between the periods. Other noninterest expense totaled $47.7 million, down $4.0 million, or 8.3%, from the $52.0 million for 1994. This decrease was primarily the result of $2.5 million in other noninterest expenses related to the three foreign subsidiaries sold in 1994.

  The Corporation's provision or benefit for income taxes includes both federal and state income taxes. The Corporation's 1995 provision for income tax expense of $0.3 million increased from a benefit of $0.5 million in 1994. This represents an effective tax rate of 0.4% for 1995, compared with a negative effective tax rate of 1.6% for 1994. The provision for income taxes in 1995 was less than the amount determined by application of the federal statutory income tax rate, principally because of the Corporation's ability to carry forward previous net operating losses and the reversal of the previously established valuation allowance.

TABLE A:   MATURITIES OF SECURITIES AVAILABLE FOR SALE
           DECEMBER 31, 1996



                                                                 GROSS          GROSS         BOOK/
                                               AMORTIZED      UNREALIZED     UNREALIZED      MARKET
(IN THOUSANDS)                                   COST            GAINS         LOSSES         VALUE
------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities:
    Due within 1 year                         $   85,221        $   67         $   13      $   85,275
    Due after 1 year but within 5 years          479,518         1,194          2,475         478,237
    Due after 5 years but within 10 years        169,980           213             33         170,160
Government Agencies Securities:
    Due within 1 year                            399,219          --               58         399,161
Other Securities:
    Due within 1 year                              5,400          --             --             5,400
    Due after 10 years                            24,270          --             --            24,270
============================================================================================================

Total Securities Available for Sale           $1,163,608        $1,474         $2,579      $1,162,503




TABLE B: YEAR-END LOANS



                                                                 DECEMBER 31,
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                              1996          1995         1994         1993          1992
------------------------------------------------------------------------------------------------------------

Domestic:
  Commercial and Financial              $  443,557   $  400,280    $  400,660   $  412,006  $  369,885
  Real Estate-Commercial/Construction      352,015      326,965       323,835      388,442     533,685
  Residential Mortgage                   1,226,110    1,284,193     1,317,169    1,149,363     529,382
  Home Equity                              281,867      251,798       220,910      234,049     273,586
  Consumer                                  78,617       79,867        75,887       82,819     107,382
------------------------------------------------------------------------------------------------------------

Total Domestic                           2,382,166    2,343,103     2,338,461    2,266,679   1,813,920

Foreign:
  Governments and Official Institutions     17,131       30,849        26,013       28,113      29,319
  Banks and Other Financial Institutions     5,457        6,570        11,517       14,999      24,734
  Commercial and Industrial                213,236      171,070       146,153      192,770     291,496
  Other                                     15,958       15,761        20,875       19,514      25,948
------------------------------------------------------------------------------------------------------------

Total Foreign                              251,782      224,250       204,558      255,396     371,497
------------------------------------------------------------------------------------------------------------

Total Loans                              2,633,948    2,567,353     2,543,019    2,522,075   2,185,417

Unamortized Premium (Unearned
  Discount/Net Deferred Fees)                3,886        4,606         6,905        6,058      (4,360)
------------------------------------------------------------------------------------------------------------

Total Loans, Net of Unamortized
  Premium (Unearned Discount/
  Net Deferred Fees)                     2,637,834    2,571,959     2,549,924    2,528,133   2,181,057
Reserve for Loan Losses                    (64,486)     (56,546)      (97,039)     (86,513)    (84,155)
============================================================================================================
Total Net Loans                         $2,573,348   $2,515,413    $2,452,885   $2,441,620  $2,096,902

TABLE C: REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
         GEOGRAPHIC DISTRIBUTION BY TYPE
         DECEMBER 31, 1996

                                                         GEOGRAPHIC LOCATION
------------------------------------------------------------------------------------------------------------
                                       DISTRICT OF                          UNITED
(IN THOUSANDS)                          COLUMBIA    VIRGINIA   MARYLAND     KINGDOM     OTHER      TOTAL
------------------------------------------------------------------------------------------------------------

Land Acquisition and
  Construction Development             $ 25,889    $  8,579    $ 5,609      $  --     $  --     $ 40,077
Multifamily Residential                  19,788      16,393      3,923         --      6,211      46,315

Commercial:
  Office Buildings                       58,201      43,124     26,450         --        --      127,775
  Shopping Centers                       31,166      11,795     16,375         --        --       59,336
  Hotels                                  4,488        --         --           --        --        4,488
  Industrial/Warehouse                    2,259      11,714      7,522         --        --       21,495
  Churches                               21,780       4,479      9,329         --        --       35,588
  Other                                   4,163       6,063      6,648         --         67      16,941
------------------------------------------------------------------------------------------------------------

Total Commercial                        122,057      77,175     66,324         --         67     265,623
------------------------------------------------------------------------------------------------------------

Total Domestic Real Estate-
  Commercial/Construction Loans         167,734     102,147     75,856         --      6,278     352,015
Foreign                                     --          --         --       122,655      --      122,655
============================================================================================================
Total Real Estate-
  Commercial/Construction Loans        $167,734    $102,147    $75,856     $122,655   $6,278    $474,670




TABLE D:  YEAR-END MATURITIES AND RATE SENSITIVITY
          DECEMBER 31, 1996

                                                      LESS THAN                    OVER
(IN THOUSANDS)                                         1 YEAR (1)    1-5 YEARS    5 YEARS    TOTAL
------------------------------------------------------------------------------------------------------------
Maturities:
  Commercial and Financial                            $121,937      $200,306    $  121,314   $  443,557
  Real Estate-Commercial/Construction                  107,062       173,452        71,501      352,015
  Residential Mortgage                                  19,508        86,571     1,120,031    1,226,110
  Home Equity                                          140,392          --         141,475      281,867
  Consumer                                              45,624        29,856         3,137       78,617
  Foreign                                              223,480        21,500         6,802      251,782
============================================================================================================
Total                                                 $658,003      $511,685    $1,464,260   $2,633,948

Rate Sensitivity:
  With Fixed Interest Rates                           $103,341      $295,610    $1,006,313   $1,405,264
  With Floating and Adjustable Interest Rates          554,662       216,075       457,947    1,228,684
============================================================================================================
Total                                                 $658,003      $511,685    $1,464,260   $2,633,948

[FN]
(1)--INCLUDES DEMAND LOANS, LOANS HAVING NO STATED SCHEDULE OF REPAYMENTS OR MATURITY, AND OVERDRAFTS.

TABLE E: CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS

                                   GOVERNMENTS       BANKS AND        COMMERCIAL
                                   AND OFFICIAL    OTHER FINANCIAL       AND
(IN THOUSANDS)                     INSTITUTIONS     INSTITUTIONS      INDUSTRIAL       OTHER       TOTAL
------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1996
UNITED KINGDOM                      $   419           $   727         $167,701       $27,480     $196,327
============================================================================================================

As of December 31, 1995
United Kingdom                          242            22,090          133,336        25,199      180,867
------------------------------------------------------------------------------------------------------------

As of December 31, 1994
United Kingdom                          257            57,715           84,725         6,704      149,401
France                               36,105            25,011                3           --        61,119




TABLE F: CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
         WITH NONPERFORMING OR PAST-DUE LOANS

                                                                                       TOTAL
                                                    NONACCRUAL     RENEGOTIATED    NONPERFORMING  PAST-DUE
(IN THOUSANDS)                                         LOANS           LOANS           LOANS        LOANS
------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996
UNITED KINGDOM                                        $   287             $--         $   287          $--
============================================================================================================

As of December 31, 1995
United Kingdom                                          1,714              --           1,714           36
------------------------------------------------------------------------------------------------------------

As of December 31, 1994
United Kingdom                                         10,634              267         10,901           --
France                                                    --               --             --            --

TABLE G: NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                     DECEMBER 31,
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                1996          1995         1994         1993          1992
------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:

Nonaccrual Loans:(1)
  Domestic                                $    9,133   $    7,542    $   11,518   $   85,075   $  152,812
  Foreign                                        743        1,784        15,865       45,099       52,613
------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                         9,876        9,326        27,383      130,174      205,425

Renegotiated Loans:(2)
  Domestic                                       125        3,410           288       29,465       11,806
  Foreign                                        --           --            267          834          --
------------------------------------------------------------------------------------------------------------
Total Renegotiated Loans                         125        3,410           555       30,299       11,806

Other Real Estate Owned, Net:
  Domestic                                    27,722       32,627        44,068       45,049       62,810
  Foreign                                        399          570         3,695        7,754       26,579
------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net            28,121       33,197        47,763       52,803       89,389

============================================================================================================
Total Nonperforming Assets, Net           $   38,122   $   45,933     $  75,701   $  213,276   $  306,620

PAST-DUE LOANS:(3)

  Domestic                                $    3,849   $    5,423     $   6,091   $    3,315   $    1,369
  Foreign                                        --            36            30            4           55
============================================================================================================
Total Past-Due Loans                      $    3,849   $    5,459     $   6,121   $    3,319   $    1,424

Total Loans, Net of Unamortized Premium
  (Unearned Discount/Net Deferred Fees)   $2,637,834   $2,571,959    $2,549,924   $2,528,133   $2,181,057
Ratio of Nonaccrual Loans to Total Loans         .37%         .36%         1.07%        5.15%        9.42%
Ratio of Nonperforming Assets to Total Loans
  and Other Real Estate Owned, Net              1.43%        1.76%         2.91%        8.26%       13.50%

[FN]
     (1)--LOANS (OTHER THAN CONSUMER) THAT ARE CONTRACTUALLY PAST DUE 90 DAYS OR MORE IN EITHER PRINCIPAL OR INTEREST THAT ARE NOT WELL-SECURED AND IN THE PROCESS OF COLLECTION, OR THAT ARE, IN MANAGEMENT'S OPINION, DOUBTFUL AS TO THE COLLECTIBILITY OF EITHER INTEREST OR PRINCIPAL.
     (2)-- LOANS FOR WHICH TERMS HAVE BEEN RENEGOTIATED TO PROVIDE A REDUCTION OF INTEREST OR PRINCIPAL AS A RESULT OF A DETERIORATION IN THE FINANCIAL POSITION OF THE BORROWER IN ACCORDANCE WITH SFAS NO. 15. RENEGOTIATED LOANS DO NOT INCLUDE $10.6 MILLION IN LOANS RENEGOTIATED AT MARKET TERMS THAT HAVE PERFORMED IN ACCORDANCE WITH THEIR RESPECTIVE RENEGOTIATED TERMS. THESE PERFORMING, MARKET-RATE LOANS ARE NO LONGER INCLUDED IN NONPERFORMING ASSET TOTALS.
     (3)--LOANS CONTRACTUALLY PAST DUE 90 DAYS OR MORE IN PRINCIPAL OR INTEREST THAT ARE WELL-SECURED AND IN THE PROCESS OF COLLECTION.

TABLE H: INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                               1996         1995          1994         1993        1992
------------------------------------------------------------------------------------------------------------
Interest Income at Original Terms:
  Nonaccrual Loans--
    Domestic                             $    972     $  1,230      $  3,571      $ 10,639    $ 15,155
    Foreign                                   228        1,156         2,476         5,601       3,325
  Renegotiated Loans                           68           54           444         1,845         296
============================================================================================================
Total                                    $  1,268     $  2,440      $  6,491      $ 18,085    $ 18,776

Actual Interest Income Recognized:
  Nonaccrual Loans--
    Domestic                             $    254     $    214      $    458      $  1,506    $  5,345
    Foreign                                    37          186         1,075         2,128         116
  Renegotiated Loans                          --           --            --            346          94
============================================================================================================
Total                                    $    291     $    400      $  1,533      $  3,980    $  5,555



TABLE I:   RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)


(IN THOUSANDS)                               1996         1995          1994         1993        1992
------------------------------------------------------------------------------------------------------------

Balance, January 1                        $ 56,546     $ 97,039      $ 86,513     $ 84,155     $103,674
Provision for Loan Losses                      --       (55,000)        6,300       69,290       52,067
Loans Charged Off:
  Commercial and Financial                     764          243           593        4,703        3,192
  Real Estate-Commercial/Construction        1,061          697         6,800       41,170       31,528
  Residential Mortgage                          11          --            409           96          215
  Home Equity                                   67          438            98          201          453
  Consumer                                   1,513          906         1,511        1,864        2,745
  Foreign                                      260        6,106         3,219       31,400       35,575
------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                      3,676        8,390        12,630       79,434       73,708
------------------------------------------------------------------------------------------------------------
Recoveries on Charged-Off Loans:
  Commercial and Financial                     397        2,084           695          527          616
  Real Estate-Commercial/Construction        3,802       11,408         8,847        6,699        3,172
  Residential Mortgage                         --            84           136          145           15
  Home Equity                                   27          114             4          --           --
  Consumer                                     512          838           942          938        1,231
  Foreign                                    5,513        8,400         5,034        4,712          279
------------------------------------------------------------------------------------------------------------
Total Recoveries on Charged-Off Loans       10,251       22,928        15,658       13,021        5,313
------------------------------------------------------------------------------------------------------------

Net Charge-Offs (Recoveries)                (6,575)     (14,538)       (3,028)      66,413       68,395
Foreign Exchange Translation Adjustments     1,365          (31)        1,198         (519)      (3,191)
============================================================================================================

Balance, December 31                      $ 64,486     $ 56,546      $ 97,039     $ 86,513     $ 84,155

Ratio of Net Charge-Offs (Recoveries) to
    Average Loans                             (.26)%       (.57)%        (.12)%       3.04 %        2.66 %
Ratio of Reserve for Loan Losses to
    Total Loans                               2.44 %       2.20 %        3.81 %       3.42 %        3.86 %

TABLE J:   RESERVE FOR LOAN LOSSES ALLOCATION AND LOAN DISTRIBUTION


ALLOCATION OF THE RESERVE FOR LOAN LOSSES

(IN THOUSANDS)                                 1996         1995        1994         1993        1992
------------------------------------------------------------------------------------------------------------
Commercial and Financial                     $ 6,838      $ 9,334      $11,658      $ 8,836     $ 7,775
Real Estate-Residential and
 Commercial/Construction                       8,191        9,543       11,988       29,544      41,699
Home Equity and Consumer                       4,236        2,717        6,178        2,905       3,658
Foreign                                        4,752        5,030       11,981       19,651      25,266
Based on Qualitative Factors                  40,469       29,922       55,234       25,577       5,757
============================================================================================================
Balance, December 31                         $64,486      $56,546      $97,039      $86,513     $84,155


DISTRIBUTION OF YEAR-END LOANS

(IN THOUSANDS)                                 1996         1995        1994         1993        1992
------------------------------------------------------------------------------------------------------------
Commercial and Financial                       16.8%        15.6%       15.8%        16.3%       17.0%
Real Estate-Residential and
 Commercial/Construction                       59.9         62.9        64.5         61.0        48.6
Home Equity and Consumer                       13.7         12.8        11.7         12.6        17.4
Foreign                                         9.6          8.7         8.0         10.1        17.0
============================================================================================================
Balance, December 31                          100.0%       100.0%      100.0%       100.0%      100.0%




TABLE K:   OTHER REAL ESTATE OWNED, NET
           GEOGRAPHIC DISTRIBUTION BY TYPE
           DECEMBER 31, 1996


                                                          GEOGRAPHIC LOCATION
------------------------------------------------------------------------------------------------------------
                                       DISTRICT OF                                  UNITED
(IN THOUSANDS)                          COLUMBIA       VIRGINIA     MARYLAND        KINGDOM       TOTAL
------------------------------------------------------------------------------------------------------------

Land                                     $--           $18,129       $6,239          $--        $24,368
Single-Family Residential                 --               619          829           --          1,448
Office Buildings/Retail                   --                18        1,673           399         2,090
Industrial/Warehouse                      215             --            --            --            215
============================================================================================================
Total Other Real Estate Owned, Net       $215          $18,766       $8,741          $399       $28,121

TABLE L: AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS



                                                 1996                   1995                  1994
------------------------------------------------------------------------------------------------------------
                                          AVERAGE                AVERAGE               AVERAGE
(IN THOUSANDS)                           BALANCES    RATES      BALANCES    RATES     BALANCES     RATES
------------------------------------------------------------------------------------------------------------
 Deposits in Domestic Offices:
  Noninterest-Bearing Demand Deposits  $  802,265             $  807,295            $  786,153
  Savings and NOW Accounts                633,119     2.16%      811,344     2.34%     903,756       2.15%
  Money Market Deposits                 1,164,669     3.27       940,501     3.43    1,029,548       2.59
  Other Core Deposits                     822,541     4.63       836,530     5.11      734,592       3.35
------------------------------------------------------------------------------------------------------------
Total Average Core Deposits             3,422,594              3,395,670             3,454,049
  Negotiable Certificates of Deposit       12,218     5.21         9,819     5.88       15,669       3.83
------------------------------------------------------------------------------------------------------------
Total Average Deposits in
 Domestic Offices                       3,434,812              3,405,489             3,469,718

Deposits in Foreign Offices:(1)
  Noninterest-Bearing Demand Deposits      10,250                  9,468                11,496
  Interest-Bearing Bank Deposits           54,383     6.41        48,903     7.40       47,039       9.85
  Interest-Bearing Non-Bank Deposits      306,528     5.21       281,253     5.62      198,844       3.83
------------------------------------------------------------------------------------------------------------
Total Average Deposits in
 Foreign Offices                          371,161                339,624               257,379
============================================================================================================
Total Average Deposits                 $3,805,973             $3,745,113            $3,727,097

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements              $  212,206     4.73%   $  174,923     5.98%  $  150,678       4.56%
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings            28,747     4.41        73,694     5.70       61,058       3.71
============================================================================================================
Total Average Short-Term Borrowings    $  240,953             $  248,617            $  211,736

[FN]
(1)--THE MAJORITY OF INTEREST-BEARING DEPOSITS IN FOREIGN OFFICES ARE DENOMINATED IN AMOUNTS OF $100 THOUSAND OR MORE.



TABLE M: CAPITAL RATIOS


                                               DECEMBER 31,
                                          --------------------           REQUIRED
                                          1996            1995           MINIMUMS
------------------------------------------------------------------------------------------------------------
Riggs National Corporation
  Tier I                                      20.04%      13.57%            4.00%
  Combined Tier I and Tier II                 28.47       21.62             8.00
  Leverage(1)                                 11.84        8.03             4.00

Riggs Bank N.A.(2)
  Tier I                                      18.66         n/a             4.00
  Combined Tier I and Tier II                 19.92         n/a             8.00
  Leverage (1)                                10.96         n/a             4.00

[FN]
     (1)-- MOST BANK HOLDING COMPANIES AND NATIONAL BANKS, INCLUDING THE CORPORATION AND THE CORPORATION'S NATIONAL BANK SUBSIDIARY, ARE EXPECTED TO MAINTAIN AT LEAST A 4.00% MINIMUM LEVERAGE RATIO, OR HIGHER, IF DETERMINED APPROPRIATE BY THE FEDERAL RESERVE BOARD. THE FEDERAL RESERVE HAS NOT INDICATED A REQUIREMENT HIGHER THAN 4.00% AT DECEMBER 31, 1996.
     (2)-- ON MARCH 28, 1996, THE CORPORATION MERGED THE RIGGS NATIONAL BANK OF VIRGINIA AND THE RIGGS NATIONAL BANK OF MARYLAND INTO THE RIGGS NATIONAL
BANK OF WASHINGTON,  D.C.,  AND RENAMED THE COMBINED  NATIONAL  BANK RIGGS
BANK NATIONAL ASSOCIATION ("RIGGS BANK N.A."). RIGGS BANK N.A. IS A WHOLLY-OWNED SUBSIDIARY OF RIGGS NATIONAL CORPORATION.

TABLE N: THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES (1)



                                        1996                      1995                      1994
------------------------------------------------------------------------------------------------------------
                                AVERAGE INCOME/ YIELDS/   AVERAGE  INCOME/ YIELDS/  AVERAGE  INCOME/ YIELDS/
(IN THOUSANDS)                 BALANCES EXPENSE  RATES   BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES
------------------------------------------------------------------------------------------------------------

ASSETS
Loans:
  Commercial-Taxable         $  359,303$ 30,483   8.48%$  364,638$ 30,101  8.26%$  381,721$ 24,734   6.48%
  Commercial-Tax-Exempt          29,180   2,748   9.42     33,601   3,797 11.30     61,233   6,547  10.69
  Real Estate-
    Commercial/Construction     327,594  28,953   8.84    325,987  31,375  9.62    353,006  30,575   8.66
  Residential Mortgage        1,258,669  89,674   7.12  1,310,249  93,179  7.11  1,303,327  92,164   7.07
  Home Equity                   273,860  22,555   8.24    237,438  21,457  9.04    225,117  17,037   7.57
  Consumer                       76,006   9,285  12.22     75,484   9,076 12.02     75,663   8,957  11.84
  Foreign                       232,800  18,689   8.03    195,757  16,694  8.53    201,457  16,884   8.38
------------------------------------------------------------------------------------------------------------
Total Loans, Including Fees   2,557,412 202,387   7.91  2,543,154 205,679  8.09  2,601,524 196,898   7.57

Securities Available
 for Sale(2)                  1,115,466  65,739   5.89    634,198  38,750  6.11    582,076  31,119   5.35
Securities Held-to-Maturity        --      --      --     482,164  29,461  6.10    470,690  23,437   4.98
Time Deposits with Other Banks  208,108  10,288   4.94    219,967  13,819  6.28    189,425   9,786   5.17
Federal Funds Sold and
  Reverse Repurchase Agreements 341,279  18,487   5.42    242,534  14,389  5.93    187,955   8,139   4.33
------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS AND
  AVERAGE RATE EARNED         4,222,265 296,901   7.03  4,122,017 302,098  7.33  4,031,670 269,379   6.68

Less:  Reserve for Loan Losses   59,556                    87,894                   92,258
Cash and Due from Banks         192,024                   203,327                  219,609
Premises and Equipment, Net     160,354                   151,372                  156,525
Other Assets                    201,282                   184,329                  185,031
============================================================================================================

TOTAL ASSETS                 $4,716,369                $4,573,151               $4,500,577


LIABILITIES, MINORITY INTEREST
 AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits:
  Savings and NOW Accounts    $ 645,258$ 13,944   2.16% $ 822,666$ 19,293  2.35% $ 908,582$ 19,512   2.15%
  Money Market
    Deposit Accounts          1,173,179  38,363   3.27    949,501  32,518  3.42  1,042,664  26,947   2.58
 Time Deposits in Domestic
  Offices                       834,759  38,738   4.64    846,356  43,353  5.12    750,258  25,816   3.44
 Time Deposits
  in Foreign Offices            340,262  18,931   5.56    309,832  18,822  6.07    227,943  11,282   4.95
------------------------------------------------------------------------------------------------------------
Total Interest-
 Bearing Deposits             2,993,458 109,976   3.67  2,928,355 113,986  3.89  2,929,447  83,557   2.85

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements       212,206  10,036   4.73    174,923  10,456  5.98    150,678   6,871   4.56
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings  28,747   1,267   4.41     73,694   4,203  5.70     61,058   2,268   3.71
Long-Term Debt                  210,494  18,612   8.84    217,625  19,176  8.81    232,790  20,027   8.60
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING FUNDS
  AND AVERAGE RATE INCURRED   3,444,905 139,891   4.06  3,394,597 147,821  4.36  3,373,973 112,723   3.34

Demand Deposits                 812,515                   816,758                  797,650
Other Liabilities                51,095                    50,952                   45,699
Minority Interest in Preferred
  Stock of Subsidiary             7,787                     --                       --
Stockholders' Equity            400,067                   310,844                  283,255
============================================================================================================
TOTAL LIABILITIES,
 MINORITY INTEREST AND
  STOCKHOLDERS' EQUITY       $4,716,369                $4,573,151               $4,500,577

NET INTEREST INCOME AND SPREAD         $157,010   2.97%          $154,277  2.97%          $156,656   3.34%
============================================================================================================
NET INTEREST MARGIN ON
  EARNING ASSETS                                  3.72%                    3.74%                     3.89%

[FN]
     (1)--INCOME AND RATES ARE COMPUTED ON A TAX-EQUIVALENT BASIS USING A FEDERAL INCOME TAX RATE OF 35% FOR 1996 AND 1995, AND 34% FOR 1994, IN ADDITION TO LOCAL TAX RATES AS APPLICABLE. LOAN AMOUNTS INCLUDE NONACCRUAL AND RENEGOTIATED LOANS. AVERAGE FOREIGN ASSETS, EXCLUDING NET POOL FUNDS PROVIDED, DETAILS OF WHICH CAN BE FOUND ON PAGE 66 OF THIS REPORT, WERE 9.0%, 8.4% AND 9.1% OF AVERAGE TOTAL ASSETS FOR THE PERIODS PRESENTED, RESPECTIVELY. AVERAGE FOREIGN LIABILITIES WERE 20.0%, 17.6% AND 14.7% OF AVERAGE TOTAL LIABILITIES FOR THE PERIODS PRESENTED, RESPECTIVELY.
     (2)--THE AVERAGES AND RATES FOR THE SECURITIES AVAILABLE FOR SALE PORTFOLIO ARE BASED ON AMORTIZED COST.

 TABLE O: NET INTEREST INCOME CHANGES (1)

                                              1996 VERSUS 1995                   1995 VERSUS 1994
------------------------------------------------------------------------------------------------------------
                                            DUE TO    DUE TO     TOTAL         DUE TO   DUE TO     TOTAL
(IN THOUSANDS)                               RATE     VOLUME    CHANGE          RATE    VOLUME    CHANGE
------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, Including Fees                  $ (5,029) $  1,737   $ (3,292)       $15,285  $(6,504) $ 8,781
  Securities Available for Sale            (1,421)   28,410     26,989          4,681    2,950    7,631
  Securities Held-to-Maturity                 --    (29,461)   (29,461)         5,435      589    6,024
  Time Deposits with Other Banks           (2,817)     (714)    (3,531)         2,305    1,728    4,033
  Federal Funds Sold and Reverse
    Repurchase Agreements                  (1,334)    5,432      4,098          3,502    2,748    6,250
------------------------------------------------------------------------------------------------------------

Total Interest Income                     (10,601)    5,404     (5,197)        31,208    1,511   32,719

Interest Expense:
  Savings and NOW Accounts                 (1,453)   (3,896)    (5,349)         1,702   (1,921)    (219)
  Money Market Deposit Accounts            (1,484)    7,329      5,845          8,154   (2,583)   5,571
  Time Deposits in Domestic Offices        (4,026)     (589)    (4,615)        13,897    3,640   17,537
  Time Deposits in Foreign Offices         (1,647)    1,756        109          2,921    4,619    7,540
  Federal Funds Purchased and
    Repurchase Agreements                  (2,417)    1,997       (420)         2,362    1,223    3,585
  U.S. Treasury Demand Notes and
    Other Borrowings                         (796)   (2,140)    (2,936)         1,397      538    1,935
  Long-Term Debt                               69      (633)      (564)           481   (1,332)    (851)
------------------------------------------------------------------------------------------------------------

Total Interest Expense                    (11,754)    3,824     (7,930)        30,914    4,184   35,098
============================================================================================================
Net Interest Income                      $  1,153  $  1,580   $  2,733        $   294  $(2,673) $(2,379)

[FN]
(1)--THE DOLLAR AMOUNT OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO CHANGES IN RATE/VOLUME (CHANGE IN RATE MULTIPLIED BY CHANGE IN VOLUME) HAS BEEN ALLOCATED BETWEEN RATE AND VOLUME VARIANCES BASED ON THE PERCENTAGE RELATIONSHIP OF SUCH VARIANCES TO EACH OTHER. INCOME AND RATES ARE COMPUTED ON A TAX-EQUIVALENT BASIS USING A FEDERAL INCOME TAX RATE OF 35% FOR 1996 AND 1995, AND 34% FOR 1994, IN ADDITION TO LOCAL TAX RATES AS APPLICABLE.

TABLE P: NONINTEREST INCOME

                                                              YEARS ENDED
                                                              DECEMBER 31,                   CHANGE
                                                       ------------------------    -------------------------
(IN THOUSANDS)                                            1996           1995         AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------
Service Charges                                        $ 34,861       $ 33,678     $  1,183        3.5 %
Trust Income                                             33,303         29,934        3,369       11.3
Interest on Tax Receivables                               5,135           --          5,135        n/a
Foreign Exchange Income                                   2,238          2,169           69        3.2
International Noncredit Commissions and Fees              1,134            786          348       44.3
Other Noninterest Income                                 12,336          6,926        5,410       78.1
------------------------------------------------------------------------------------------------------------

Noninterest Income Excluding Securities Gains, Net       89,007         73,493       15,514       21.1
Securities Gains, Net                                     7,170            511        6,659        n/a
============================================================================================================
Total Noninterest Income                               $ 96,177       $ 74,004     $ 22,173       30.0 %



TABLE Q: NONINTEREST EXPENSE

                                                              YEARS ENDED
                                                              DECEMBER 31,                   CHANGE
                                                       -----------------------     -------------------------
(IN THOUSANDS)                                            1996           1995         AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------
Salaries and Wages                                     $ 61,086       $ 66,184     $ (5,098)      (7.7)%
Pensions and Other Employee Benefits                     13,860         14,319         (459)      (3.2)
------------------------------------------------------------------------------------------------------------

Total Staff Expense                                      74,946         80,503       (5,557)      (6.9)

Occupancy, Net                                           20,917         26,415       (5,498)     (20.8)
Data Processing Services                                 17,998         17,043          955        5.6
Furniture and Equipment                                   7,779          7,960         (181)      (2.3)
Advertising and Public Relations                          4,898          5,576         (678)     (12.2)
Legal Fees                                                3,036          2,157          879       40.8
Other Real Estate Owned Expense, Net                        431            178          253        n/a
FDIC Insurance                                                4          4,303       (4,299)     (99.9)
Other Noninterest Expense                                46,938         47,699         (761)      (1.6)
============================================================================================================

Total Noninterest Expense                              $176,947       $191,834     $(14,887)      (7.8)%

TABLE R: FOURTH QUARTER CONSOLIDATED STATEMENTS OF INCOME

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      ---------------------       CHANGE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                1996          1995        AMOUNT
------------------------------------------------------------------------------------------------------------
Interest Income                                                       $74,077      $74,236      $  (159)
Interest Expense                                                       34,727       36,652       (1,925)
------------------------------------------------------------------------------------------------------------

Net Interest Income                                                    39,350       37,584        1,766
Less:  Provision for Loan Losses                                          --           --           --
------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses                    39,350       37,584        1,766

Noninterest Income                                                     23,686       19,323        4,363
Noninterest Expense                                                    45,965       43,819        2,146
------------------------------------------------------------------------------------------------------------

Income before Taxes and Minority Interest                              17,071       13,088        3,983
Applicable Income Tax Expense                                           5,430           91        5,339
Minority Interest in Dividends of Subsidiary, Net of Taxes                420         --            420
============================================================================================================

NET INCOME                                                            $11,221      $12,997      $(1,776)
EARNINGS PER COMMON SHARE                                             $   .27      $   .34      $  (.07)


TABLE S: FOURTH QUARTER NET INTEREST INCOME CHANGES(1)

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,                     DUE TO
                                                        -------------------             --------------------
(IN THOUSANDS)                                             1996       1995     CHANGE      RATE    VOLUME
------------------------------------------------------------------------------------------------------------
Interest Income:
    Loans, Including Fees                                $50,916    $51,729  $  (813)   $(2,240) $ 1,427
    Securities Available for Sale                         14,805     10,463    4,342        240    4,102
    Securities Held-to-Maturity                             --        5,151   (5,151)       --    (5,151)
    Time Deposits with Other Banks                         2,285      2,681     (396)      (304)     (92)
    Federal Funds Sold and Reverse Repurchase Agreements   7,026      4,926    2,100       (390)   2,490
------------------------------------------------------------------------------------------------------------

Total Interest Income                                     75,032     74,950       82     (2,694)   2,776

Interest Expense:
    Savings and NOW Accounts                               1,962      4,820   (2,858)      (238)  (2,620)
    Money Market Deposit Accounts                         11,439      8,246    3,193     (1,096)   4,289
    Time Deposits in Domestic Offices                      9,380     11,337   (1,957)    (1,658)    (299)
    Time Deposits in Foreign Offices                       4,947      4,741      206       (286)     492
    Federal Funds Purchased and Repurchase Agreements      2,437      2,171      266       (290)     556
    U.S. Treasury Demand Notes and Other Short-Term
      Borrowings                                             194        560     (366)       (47)    (319)
    Long-Term Debt                                         4,368      4,777     (409)       189     (598)
------------------------------------------------------------------------------------------------------------
Total Interest Expense                                    34,727     36,652   (1,925)    (3,426)   1,501
============================================================================================================
Net Interest Income                                      $40,305   $38,298   $ 2,007    $   732  $ 1,275

[FN]
(1)--THE DOLLAR AMOUNT OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO CHANGES IN RATE/VOLUME (CHANGE IN RATE MULTIPLIED BY CHANGE IN VOLUME) HAS BEEN ALLOCATED BETWEEN RATE AND VOLUME VARIANCES BASED ON THE PERCENTAGE RELATIONSHIP OF SUCH VARIANCES TO EACH OTHER. INCOME AND RATES ARE COMPUTED ON A TAX-EQUIVALENT BASIS USING A FEDERAL TAX RATE OF 35% FOR 1996 AND 1995, AND 34% FOR 1994, IN ADDITION TO LOCAL TAX RATES AS APPLICABLE.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                    PAGE(S)

(a) The following consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K as follows:

    Riggs National Corporation and Subsidiaries:
      Consolidated Statements of Income                                30
      Consolidated Statements of Condition                             31
      Consolidated Statements of Changes in Stockholders' Equity       32
      Consolidated Statements of Cash Flows                            33
      Notes to Consolidated Financial Statements                    34-61
    Management's Report on Financial Statements                        62
    Report of Independent Public Accountants                           63

(b) The following supplementary data is set forth in this Annual
      Report on Form 10-K as follows:

    Quarterly Financial Information                                 64-65
    Consolidated Financial Ratios and Other Information                64
    Quarterly Stock Information                                        65

CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              1996          1995           1994
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                         $201,414      $203,332       $194,525
Interest and Dividends on Securities Available for Sale              63,009        38,750         30,916
Interest and Dividends on Securities Held-to-Maturity                  --          28,509         22,639
Interest on Money Market Assets:
  Time Deposits with Other Banks                                     10,288        13,819          9,786
  Federal Funds Sold and Reverse Repurchase Agreements               18,487        14,389          8,139
------------------------------------------------------------------------------------------------------------
Total Interest on Money Market Assets                                28,775        28,208         17,925
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                               293,198       298,799        266,005

INTEREST EXPENSE
Interest on Deposits:
  Savings and NOW Accounts                                           13,944        19,293         19,512
  Money Market Deposit Accounts                                      38,363        32,518         26,947
  Time Deposits in Domestic Offices                                  38,738        43,353         25,241
  Time Deposits in Foreign Offices                                   18,931        18,822         11,857
------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                          109,976       113,986         83,557
Interest on Short-Term Borrowings and Long-Term Debt:
  Federal Funds Purchased and Repurchase Agreements                  10,036        10,456          6,871
  U.S. Treasury Demand Notes and Other Short-Term Borrowings          1,267         4,203          2,268
  Long-Term Debt                                                     18,612        19,176         20,027
------------------------------------------------------------------------------------------------------------
Total Interest on Short-Term Borrowings and Long-Term Debt           29,915        33,835         29,166
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                              139,891       147,821        112,723
------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 153,307       150,978        153,282
Less: Provision for Loan Losses                                        --         (55,000)         6,300
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 153,307       205,978        146,982

NONINTEREST INCOME
Service Charges                                                      34,861        33,678         36,836
Trust Income                                                         33,303        29,934         28,587
International Noncredit Commissions and Fees                          1,134           786          5,391
Gain on Settlement of Mortgage Insurance Claims                        --            --            4,739
Interest on Tax Receivables                                           5,135          --             --
Other Noninterest Income                                             14,574         9,095          9,745
Securities Gains, Net                                                 7,170           511            226
------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                             96,177        74,004         85,524

NONINTEREST EXPENSE
Salaries and Wages                                                   61,086        66,184         64,892
Pensions and Other Employee Benefits                                 13,860        14,319         16,605
Occupancy, Net                                                       20,917        26,415         23,637
Data Processing Services                                             17,998        17,043         16,935
Furniture and Equipment                                               7,779         7,960          9,224
Advertising and Public Relations                                      4,898         5,576          6,006
Legal Fees                                                            3,036         2,157          3,581
Other Real Estate Owned Expense (Income), Net                           431           178         (1,403)
FDIC Insurance                                                            4         4,303          9,601
Other Noninterest Expense                                            46,938        47,699         49,942
------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                           176,947       191,834        199,020
------------------------------------------------------------------------------------------------------------
Income before Taxes and Minority Interest                            72,537        88,148         33,486
Applicable Income Tax Expense (Benefit)                               6,174           346           (533)
Minority Interest in Dividends of Subsidiary, Net of Taxes              420          --              --
============================================================================================================
NET INCOME                                                         $ 65,943      $ 87,802       $ 34,019
Less:  Dividends on Preferred Stock                                  10,750        10,750         12,124
------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                              $ 55,193      $ 77,052       $ 21,895
------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE                                          $   1.79      $   2.54       $    .72

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       DECEMBER 31,
                                                                               -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            1996           1995
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                        $  211,144    $  253,414
Money Market Assets:
  Time Deposits with Other Banks                                                  281,126       231,374
  Federal Funds Sold and Reverse Repurchase Agreements                            540,000       423,000
------------------------------------------------------------------------------------------------------------
Total Money Market Assets                                                         821,126       654,374

Securities Available for Sale (at Market Value)                                 1,162,503       970,006

Loans                                                                           2,637,834     2,571,959
Reserve for Loan Losses                                                            64,486        56,546
------------------------------------------------------------------------------------------------------------
Total Net Loans                                                                 2,573,348     2,515,413

Premises and Equipment, Net                                                       166,074       154,770
Accrued Interest Receivable                                                        30,042        29,578
Other Real Estate Owned, Net                                                       28,121        33,197
Other Assets                                                                      142,742       121,781
------------------------------------------------------------------------------------------------------------

TOTAL                                                                          $5,135,100    $4,732,533

LIABILITIES
Deposits:
  Noninterest-Bearing Demand Deposits                                          $  892,594    $  910,887
  Interest-Bearing Deposits:
    Savings and NOW Accounts                                                      472,625       848,242
    Money Market Deposit Accounts                                               1,488,730       951,117
    Time Deposits in Domestic Offices                                             820,748       857,036
    Time Deposits in Foreign Offices                                              375,986       317,897
------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                               3,158,089     2,974,292
Total Deposits                                                                  4,050,683     3,885,179

Short-Term Borrowings:
  Federal Funds Purchased and Repurchase Agreements                               237,166       186,009
  U.S. Treasury Demand Notes and Other Short-Term Borrowings                       18,068        15,466
------------------------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                                       255,234       201,475

Other Liabilities                                                                  61,882        51,585
Long-Term Debt                                                                    191,525       217,625
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               4,559,324     4,355,864

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURES                                                  150,000          --
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31, 1996, and 1995;
   Liquidation Preference - $25 per share
  Noncumulative Perpetual Series B - 4,000,000 shares issued at December 31,
   1996, and 1995                                                                   4,000         4,000
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31, 1996, and 1995
  Shares Issued - 31,273,344 at December 31, 1996, and 31,175,262 at
    December 31, 1995                                                              78,183        77,938
Surplus - Preferred Stock                                                          91,192        91,192
Surplus - Common Stock                                                            157,060       156,320
Foreign Exchange Translation Adjustments                                            1,111          (873)
Undivided Profits                                                                 118,682        68,038
Unrealized (Loss) Gain on Securities Available for Sale, Net                         (729)        3,777
Treasury Stock - 900,798 shares at December 31, 1996, and 1995                    (23,723)      (23,723)
------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        425,776       376,669
============================================================================================================

TOTAL                                                                          $5,135,100    $4,732,533

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                  UNREALIZED
                                                         FOREIGN      UNDIVIDED  (LOSS) GAIN
                            PREFERRED   COMMON           EXCHANGE      PROFITS   ON SECURITIES             TOTAL
(IN THOUSANDS, EXCEPT         STOCK     STOCK           TRANSLATION (ACCUMULATED AVAILABLE FOR TREASURY STOCKHOLDERS'
PER SHARE AMOUNTS)          $1.00 PAR $2.50 PAR SURPLUS ADJUSTMENTS   DEFICIT)     SALE, NET    STOCK      EQUITY
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993     $4,765  $77,807  $265,564  $(1,527)  $ (30,965)    $  1,276     $(23,723)   $293,197

Repurchase of Series A
 Preferred Stock
 - 764,537 shares                (765)           (18,232)                (116)                              (19,113)
Issuance of Common Stock for
 stock option plans
 - 22,400 shares                            56       145                                                        201
Net Income                                                             34,019                                34,019
Unrealized Loss on Securities
 Available for Sale, Net                                                           (29,420)                 (29,420)
Foreign Exchange Translation
 Adjustments                                                  893                                               893
Cash Dividends Declared:
 Series A Preferred Stock,
  $1.40625 Per Share                                                   (1,075)                               (1,075)
 Series B Preferred Stock,
  $2.76215 Per Share                                                  (11,049)                              (11,049)
Other                                               (162)                 172                                    10
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994     $4,000  $77,863  $247,315  $  (634)  $  (9,014)    $(28,144)    $(23,723)   $267,663

Issuance of Common Stock
 for stock option plans
 - 30,050 shares                            75       197                                                        272
Net Income                                                             87,802                                87,802
Unrealized Gain on Securities
 Available for Sale, Net                                                            31,921                   31,921
Foreign Exchange Translation
 Adjustments                                                 (239)                                             (239)
Cash Dividends Declared:
 Series B Preferred Stock,
  $2.6875 Per Share                                                   (10,750)                              (10,750)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995     $4,000  $77,938  $247,512  $  (873)  $  68,038     $  3,777     $(23,723)   $376,669

Issuance of Common Stock for
 stock option plans
 - 98,082 shares                           245       740                                                        985
Net Income                                                             65,943                                65,943
Unrealized Loss on Securities
 Available for Sale, Net                                                            (4,506)                  (4,506)
Foreign Exchange Translation
 Adjustments                                                1,984                                             1,984
Cash Dividends Declared:
 Common Stock, $.15 Per Share                                          (4,549)                               (4,549)
 Series B Preferred Stock,
  $2.6875 Per Share                                                   (10,750)                              (10,750)
=======================================================================================================================
BALANCE, DECEMBER 31, 1996     $4,000  $78,183  $248,252  $ 1,111    $118,682     $   (729)    $(23,723)   $425,776

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------
(IN THOUSANDS)                                                        1996          1995           1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $    65,943     $   87,802    $   34,019
Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                           --          (55,000)        6,300
  Provision for Other Real Estate Owned Writedowns                     906          2,868         3,333
  Depreciation Expense and Amortization of Leasehold
    Improvements                                                    11,165         11,662        12,554
  Amortization of Purchase Accounting Adjustments                    3,522          3,603         3,795
  Benefit from Deferred Taxes                                      (11,072)        (8,547)         (642)
  Restructuring Charges                                               --             --          (2,059)
  Interest on Tax Receivables                                       (5,135)          --             --
  Gains on Sale of Securities Available for Sale                    (7,170)          (511)         (226)
  Gains on Sale of Other Real Estate Owned                            (920)        (3,990)       (4,711)
  Increase in Accrued Interest Receivable                             (464)        (1,674)       (4,993)
  (Increase) Decrease in Other Assets                               (5,954)       (18,366)        8,593
  Increase in Other Liabilities                                     10,297         15,986           402
------------------------------------------------------------------------------------------------------------
 Total Adjustments                                                  (4,825)       (53,969)       22,346
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                           61,118         33,833        56,365
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Increase in Time Deposits with Other Banks                   (49,752)        (3,150)      (27,278)
  Proceeds from Maturities of Securities Available for Sale      1,041,282         97,904       122,619
  Proceeds from Sale of Securities Available for Sale              745,247        100,095       193,048
  Purchase of Securities Available for Sale                     (1,978,684)       (89,218)     (233,885)
  Proceeds from Maturities of Securities Held-to-Maturity             --          534,752     1,050,000
  Proceeds from Sale of Securities Held-to-Maturity                   --             --           4,825
  Purchase of Securities Held-to-Maturity                             --         (537,721)     (839,042)
  Net Increase in Loans                                            (61,178)        (7,553)      (41,747)
  Proceeds from Sale and Other Payments of Other Real Estate
    Owned                                                            7,007         15,782        29,869
  Net Increase in Premises and Equipment                           (22,469)       (14,900)       (2,988)
  Other, Net                                                         1,326            (69)          731
------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities               (317,221)        95,922       256,152
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand, Savings, NOW and Money
    Market Deposit Accounts                                        143,703         16,666      (208,728)
  Net Increase in Time Deposits                                     21,801        265,719        37,698
  Net Increase (Decrease) in Federal Funds Purchased
    and Repurchase Agreements                                       51,157        (78,869)      (37,452)
  Net Increase (Decrease) in U.S. Treasury Demand Notes
    and Other Short-Term Borrowings                                  2,602        (13,093)     (123,138)
  Repurchase of Preferred Stock - Series A                            --             --         (19,113)
  Proceeds from the Issuance of Common Stock                           985            272           201
  Net Proceeds from the Issuance of Long-Term Debt                    --             --         121,250
  Repayments of Long-Term Debt                                     (26,100)          --        (120,700)
  Minority Interest in Preferred Stock of Subsidiary               150,000           --             --
  Dividend Payments - Preferred                                    (10,750)       (10,750)      (12,124)
                    - Common                                        (4,549)          --             --
  Other, Net                                                          --             --              10
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                328,849        179,945      (362,096)
------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                      1,984           (239)          893
------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                74,730        309,461       (48,686)
Cash and Cash Equivalents at Beginning of Year                     676,414        366,953       415,639
============================================================================================================
Cash and Cash Equivalents at End of Year                       $   751,144     $  676,414    $  366,953
Supplemental Schedule of Noncash Investing and
  Financing Activities:
  Loans Transferred to Other Real Estate Owned                 $     1,878     $      741    $   27,934
  Loans to Finance the Sale of Other Real Estate Owned                --              685         4,950
  Securities Transferred to Available for Sale                        --          446,132          --
Supplemental Disclosures:
  Interest Paid (Net of Amount Capitalized)                    $   141,773     $  145,807    $  107,534
  Income Tax Payments (Refund)                                      23,131          6,802        (7,235)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS INDICATED)

NOTE 1.  SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The following summary of significant accounting policies of Riggs National Corporation (the "Corporation"), including its principal subsidiaries Riggs Bank National Association (the "Riggs Bank N.A.", formerly The Riggs National Bank of Washington, D.C., and successor to The Riggs National Bank of Virginia and The Riggs National Bank of Maryland, which entities merged on March 28, 1996) and Riggs AP Bank Limited ("Riggs AP"), are presented to assist the reader in understanding the financial, statistical and other data presented in this report.

  The Corporation provides a wide range of financial services to a broad customer base. These include traditional retail banking, corporate and commercial banking, and trust and investment advisory services. The Corporation's trust group provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and nonprofit organizations, estate planning and trust administration.

GENERAL ACCOUNTING POLICIES

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities for the years presented. Actual results could differ from those estimates.

  For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold and reverse repurchase agreements. Generally, federal funds are purchased and sold for one-day periods.

  The consolidated financial statements include the accounts of the Corporation and its subsidiaries, after elimination of all intercompany transactions.

  In November 1996, the Corporation formed a Delaware business trust with all of the common stock outstanding owned by the Corporation. Also, in December 1996, the trust sold preferred securities in which the Corporation does not own any of the preferred securities outstanding. The preferred securities represent a minority interest in the trust which is reflected separately in the Consolidated Statements of Condition under the caption "Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures." Dividends from the trust preferred securities are reflected in the Consolidated Statements of Income as a deduction from income before taxes and minority interest under the caption of "Minority Interest in Dividends of Subsidiary, Net of Taxes" (See
Note 11, "Common and Preferred Stock-Minority Interest in Preferred Stock of Subsidiary").

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

  In late 1995, the Financial Accounting Standards Board ("FASB") published a Special Report for implementation of SFAS No. 115. This report included a special transition provision, which allowed a one-time reassessment of the initial classifications of all securities and the ability to reclassify, after review of the guidance in the Special Report, securities between the classifications of held-to-maturity and available for sale.

LOANS

Loans are carried at the principal amount outstanding, net of unearned discounts, unamortized premiums and deferred fees and costs. Interest on loans and amortization of unearned discounts/premiums and deferred fees and costs are computed by methods that generally result in level rates of return on principal amounts outstanding over the estimated lives of the loans. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield.

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

  The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995, which defines impaired loans as specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. The Corporation's impaired loans are generally defined as nonaccrual loans as detailed above. Impaired loans do not include large groups of smaller-balance loans with similar collateral characteristics such as residential mortgage and consumer installment loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily commercial and financial loans and real estate-commercial/construction loans.

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

  The specific reserves for impaired loans, under SFAS No. 114 at December 31, 1996, are included in the reserves for loan losses discussed above. Impaired loans are valued based on the fair value of the related collateral if the loans are collateral dependent, and for all other impaired loans, the specific reserve is based on the present value of expected future cash flows discounted at the loan's initial effective interest rate. If the loan valuation is less than the recorded value of the loan, a specific impairment reserve must be established for the difference. The specific impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses.

OTHER REAL ESTATE OWNED

Other real estate owned is property acquired or deemed to have been acquired through foreclosure. Other real estate owned is recorded at the lower of fair value less estimated costs to sell, or cost. Initial writedowns at the time of foreclosure of other real estate owned are charged to the reserve for loan losses. Revenues and expenses incurred in connection with ownership of the properties, and subsequent writedowns and gains and losses upon sale, are included, net, in other real estate owned expense.

PREMISES AND EQUIPMENT

Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises, leasehold improvements, and furniture and equipment are computed using the straight-line method. Ranges of useful lives for computing depreciation and amortization are as follows:

                                        Years
--------------------------------------------------
Premises                               25 to 35
Leasehold Improvements                  5 to 20
Furniture and Equipment                 5 to 15

  Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of the operations center located in Riverdale, Maryland were capitalized in the basis of the building at the Corporation's weighted-average cost of funds.

OTHER ASSETS

Included in other assets are intangible assets, such as goodwill, which is the excess of cost over net assets of acquired entities, and core deposit intangibles. Goodwill is amortized on the straight-line method over 25 years. The Corporation had unamortized goodwill of $4.4 million and $4.7 million at December 31, 1996, and 1995, respectively, with amortization expense of $294 thousand for 1996 and 1995, and $397 thousand for 1994. Core deposit intangibles represent the net present value of the future income streams related to deposits acquired through mergers or acquisitions and are amortized on an accelerated basis over 10 years. The unamortized core-deposit intangibles totaled $11.5 million and $14.7 million at December 31, 1996, and 1995, respectively, with amortization expense of $ 3.2 million, $3.3 million and $3.4 million for 1996, 1995 and 1994.

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

BENEFIT PLANS

Riggs Bank N.A. maintains a noncontributory defined benefit pension plan for substantially all employees of the Corporation and its subsidiaries. The net periodic pension expense includes a service cost component and an interest cost component, reflecting the expected return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses, prior service costs and the unrecognized net transition asset over 12 years. The net periodic pension expense is based on management's estimates and judgment through actuarial assumptions and computations.

  The Corporation also provides health care and life insurance benefits for retired employees. The estimated cost of retiree benefits are accrued for active employees. The Corporation recognized a transition asset, which is amortized over 20 years, when it adopted the current accounting treatment for postretirement benefits. The accrual of postretirement benefit costs is based on management's judgment and estimates through actuarial assumptions and computations.

EARNINGS PER COMMON SHARE

Earnings per common share are calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. The weighted-average shares outstanding were 30,317,572 for 1996, 30,257,585 for 1995, and 30,230,213 for 1994.

  Fully diluted earnings per common share were not presented because outstanding preferred shares, when converted to common stock, as well as the assumed exercise of outstanding stock options, were not dilutive.

FOREIGN CURRENCY TRANSLATION

The functional currency amounts of assets and liabilities of foreign entities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated using appropriate weighted-average exchange rates for the period. Functional currency to U.S. dollar translation gains and losses, net of related hedge transactions, are credited or charged directly to the stockholders' equity account, "Foreign Exchange Translation Adjustments."

FOREIGN EXCHANGE INCOME

Foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued monthly, and the resulting profits and losses are recorded in foreign exchange trading income. The amount of net foreign exchange trading gains included in the accompanying consolidated statements of income under other noninterest income was $2.2 million for 1996 and 1995 and $2.3 million for 1994.

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

NEW FINANCIAL ACCOUNTING STANDARDS

In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued, requiring that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such recoverability is measured based on the estimated future cash flows expected to result from the use of the asset as well as its eventual disposition. SFAS No. 121 excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Corporation implemented SFAS No. 121 on January 1, 1996, and has not experienced any material effect on its financial position from its implementation.

  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity transactions. SFAS No. 123 allows the recording of such fair-value-based accounting in the financial statements or the disclosure of the fair value impact to net income and earnings per share on a proforma basis in the notes to the consolidated financial statements. The Corporation is disclosing the impact of SFAS No. 123 in Note 14, "Benefit Plans"; and thus, the Corporation will continue to account for these plans under Accounting Principles Board Opinion No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

  In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled, or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered, and liabilities are removed when extinguished. SFAS No. 125 is effective January 1, 1997, and will be applied prospectively. In addition, in December 1996, SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued. SFAS No. 127 defers implementation of certain portions of SFAS No. 125 for one year relating primarily to repurchase agreements, securities lending and comparable transactions. The Corporation does not anticipate any material effect on the Corporation's financial position from the implementation of SFAS No. 125.

===============================================================================

NOTE 2. SECURITIES

SECURITIES AVAILABLE FOR SALE

                                               1996                                    1995
                            --------------------------------------- ----------------------------------------
                                          GROSS     GROSS     BOOK/              GROSS     GROSS    BOOK/
                             AMORTIZED UNREALIZED UNREALIZED MARKET AMORTIZED UNREALIZED UNREALIZED MARKET
                               COST       GAINS    LOSSES     VALUE    COST      GAINS     LOSSES   VALUE
------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities    $  734,719   $1,474    $2,521 $  733,672 $291,514   $2,375     $111  $293,778
Government Agencies
  Securities                   399,219      --         58    399,161  252,687    2,143      --    254,830
Obligations of States &
  Political Subdivisions          --        --        --        --      3,800      900      --      4,700
Mortgage-Backed Securities        --        --        --        --    387,901      654      238   388,317
Other                           29,670      --        --      29,670   28,381      --       --     28,381
============================================================================================================

Total Securities Available
  for Sale                  $1,163,608   $1,474    $2,579 $1,162,503 $964,283   $6,072     $349  $970,006

Gross gains from the sale of securities totaled $7.2 million during the year and no losses, compared with gross gains of $511 thousand and no losses for 1995. At December 31, 1996, a $729 thousand unrealized loss, net of tax, was recorded in stockholders' equity, compared to a $3.8 million gain, net of tax, in 1995. Securities available for sale pledged to secure deposits and other borrowings amounted to $762.7 million at December 31, 1996, and $723.6 million at December 31, 1995.

  The "Other Securities" category consists of $14.9 million of Federal Home Loan Bank of Atlanta ("FHLB-Atlanta") Stock, $9.4 million of Federal Reserve Stock and $5.4 million of U.S. Treasury money market mutual funds at year-end. The FHLB-Atlanta and Federal Reserve Stock have no readily available market value quotation and therefore their year-end book values are an approximation of their market values.

SECURITIES HELD-TO-MATURITY

The Corporation transferred the held-to-maturity portfolio to the available for sale portfolio in December 1995, with a book value of $446.1 million at the date of transfer. This transfer was made in accordance with the latest accounting guidance, allowing a one-time reassessment of securities classifications and transfers between portfolios without the prescribed accounting for transfers under SFAS No. 115 (see Note 1, "Summary of Significant Accounting Policies").

The maturity distribution of securities at December 31, 1996 follows:

SECURITIES AVAILABLE FOR SALE

                                                           GOVERNMENT  MORTGAGE-
                                            U.S. TREASURY    AGENCIES    BACKED    OTHER
                                             SECURITIES    SECURITIES SECURITIES SECURITIES       TOTAL
------------------------------------------------------------------------------------------------------------
Within 1 year
 Amortized Cost                              $ 85,221      $399,219      $--      $ 5,400     $  489,840
 Book/Market                                   85,275       399,161       --        5,400        489,836
 Yield(1)                                        5.70%         5.36%      --         4.95%          5.41%
After 1 but within 5 years
 Amortized Cost                               479,518          --         --          --         479,518
 Book/Market                                  478,237          --         --          --         478,237
 Yield(1)                                        5.83%         --         --          --            5.83%
After 5 but within 10 years
 Amortized Cost                               169,980          --         --          --         169,980
 Book/Market                                  170,160          --         --          --         170,160
 Yield(1)                                        6.35%         --         --          --            6.35%
After 10 years
 Amortized Cost                                  --            --         --       24,270         24,270
 Book/Market                                     --            --         --       24,270         24,270
 Yield(1)                                        --            --         --         6.13%          6.13%
============================================================================================================

Total Securities Available for Sale
 Amortized Cost                              $734,719      $399,219      $--      $29,670     $1,163,608
 Book/Market                                  733,672       399,161       --       29,670      1,162,503
 Yield(1)                                        5.94%         5.36%      --         5.92%          5.74%

[FN]
(1)--WEIGHTED-AVERAGE YIELD TO MATURITY AT DECEMBER 31, 1996.

================================================================================

NOTE 3. LOANS AND RESERVE FOR LOAN LOSSES

The following schedule details the composition of the loan portfolio at year-end:

                               1996          1995
-----------------------------------------------------
Commercial and Financial   $  443,557   $  400,280
Real Estate-
  Commercial/Construction     352,015      326,965
Residential Mortgage        1,226,110    1,284,193
Home Equity                   281,867      251,798
Consumer                       78,617       79,867
Foreign                       251,782      224,250
-----------------------------------------------------

Loans                       2,633,948    2,567,353
Unamortized Premiums
  (Unearned Discounts/
  Net Deferred Fees)            3,886        4,606
=====================================================

Total Loans, Net           $2,637,834   $2,571,959

  A summary of nonperforming and renegotiated loans, loans contractually past-due 90 days or more and potential problem loans at year-end follows:

                                    1996      1995
-----------------------------------------------------
Nonaccrual Loans                  $9,876    $9,326
Renegotiated Loans                   125     3,410
Past-Due Loans                     3,849     5,459
Potential Problem Loans            1,636     8,106

An analysis of the changes in the reserve for loan losses follows:

                                                                      1996          1995           1994
------------------------------------------------------------------------------------------------------------
Balance, January 1                                                  $56,546      $ 97,039        $86,513

Provision for Loan Losses                                              --         (55,000)         6,300

Loans Charged Off                                                     3,676         8,390         12,630
Less:  Recoveries on Charged-Off Loans                               10,251        22,928         15,658
------------------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)                                         (6,575)      (14,538)        (3,028)

Foreign Exchange Translation Adjustments                              1,365           (31)         1,198
============================================================================================================

Balance, December 31                                                $64,486      $ 56,546        $97,039


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

  The Corporation did not have a provision for loan losses in 1996. In the third quarter of 1995, the Corporation recorded a $55.0 million reduction in the reserve for loan losses. The reserve for loan losses reduction was based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors.

  Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (SFAS No. 118). SFAS No. 114 requires that impaired loans be measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment.

  Impaired loans are specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. Factors that influence management's judgment in determining when a loan is impaired include the evaluation of the financial strength of the borrower and the net realizable value of the collateral.

  SFAS No. 114 does not apply to large groups of smaller- balance homogeneous loans, such as residential mortgage, consumer installment and credit card loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily large balance--commercial and financial loans and real estate-commercial/construction loans. The Corporation applies the measurement methods described above to these loans on a loan-by-loan basis. The Corporation defines impaired loans generally as loans that are placed on nonaccrual status when a default in either principal or interest for 90 days or more has occurred and the loans are not well-secured and in the process of collection or are otherwise determined to be impaired.

  Collateral dependent impaired loans, which are measured at the fair value of the collateral, constitute all of the $2.9 million of impaired loans at December 31, 1996, and $4.1 million, or 76.9% of impaired loans at December 31, 1995. The remaining impaired loans of $1.3 million at year-end 1995 were measured based on the present value of expected cash flows.

  Specific reserves for impaired loans are included in the reserve for loan losses, as discussed in Note 1, "Summary of Significant Accounting Policies." The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the reserve: impaired loans are charged-off when, in the opinion of management, the impaired loan cannot be fully collected.

  SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Corporation's method for nonaccrual loans, interest received on impaired loans is recognized as interest income or, when there is doubt as to the ability to collect either interest or principal, interest received is applied to principal.

  In accordance with SFAS No. 114, the statement was adopted prospectively on January 1, 1995. The balance of impaired loans at January 1, 1995 totaled approximately $17 million. The initial adoption of SFAS No. 114 and SFAS No. 118 did not require an increase to the reserve for loan losses, and was not material to the Corporation's consolidated financial statements or results from operations.

The tables below present impaired loans as of December 31, 1996 and 1995.

                                                                               YEAR-ENDED
                                                                TOTAL            AVERAGE
                                                TOTAL         SPECIFIC         INVESTMENT     YEAR-ENDED
                                              IMPAIRED      RESERVES FOR       IN IMPAIRED     INTEREST
                                                LOANS      IMPAIRED LOANS         LOANS       RECOGNIZED
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996

Domestic:
  Real Estate-Commercial/Construction          $2,890            $--           $3,946            $ --
Foreign                                           --              --            1,209              25
============================================================================================================

Total                                          $2,890            $--           $5,155            $ 25

December 31, 1995

Domestic:
  Commercial and Financial                     $  --             $--           $  191            $ --
  Real Estate-Commercial/Construction           4,696             --            3,004              --
Foreign                                           674             --            6,543             157
------------------------------------------------------------------------------------------------------------

Total                                          $5,370            $--           $9,738            $157

================================================================================

NOTE 4. TRANSACTIONS WITH RELATED PARTIES

The Corporation and its banking subsidiaries have had, and expect to have, transactions in the ordinary course of business with many of the Corporation's directors, executive officers, their associates and family members.

  During 1996, the Corporation purchased equipment and software from Wang Federal, Inc. Ronald E. Cuneo (member of the Corporation's board of directors) was President of Wang Federal, Inc. at the time of purchase. Total expenditures equaled $1.0 million in 1996 and were capitalized by the Corporation.

  The table below reflects information concerning loans by banking subsidiaries of the Corporation to directors and executive officers of the Corporation, their associates and family members, and directors of Riggs Bank N.A., their associates and family members. In addition to the amounts set forth in the table, the Corporation's banking subsidiaries had $11.8 million of letters of credit outstanding at December 31, 1996 to related parties. There were no loans included in the table below that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 1996.

  In the opinion of management, these credit transactions did not, at the time they were entered into, involve more than the normal risk of collectibility or present other unfavorable features.

LOANS WITH RELATED PARTIES
DECEMBER 31, 1996 AND 1995

                                              DECEMBER 31,                     AMOUNTS      DECEMBER 31,
                                                  1995         ADDITIONS      COLLECTED         1996
------------------------------------------------------------------------------------------------------------
Loans to Directors, Executive Officers
  and Family Members                             $16,430         $    53        $  904         $15,579
Loans to Companies of which Directors
  were Principal Stockholders or Directors        27,078          23,176         2,792          47,462
============================================================================================================

Total Loans                                      $43,508         $23,229        $3,696         $63,041
Percent of Total Net Loans                          1.73%                                         2.45%

                                       40

NOTE 5. OTHER REAL ESTATE OWNED

Other real estate owned at December 31, 1996, and 1995 is summarized as follows:

                                     DECEMBER 31,
                                ---------------------
                                   1996       1995
-----------------------------------------------------
Foreclosed Property - Domestic   $29,833    $34,937
Foreclosed Property - Foreign        442        609
-----------------------------------------------------

Total Foreclosed Property         30,275     35,546
Less: Reserve for Other Real
      Estate Owned                 2,154      2,349
=====================================================

Total Other Real Estate
 Owned, Net                      $28,121    $33,197

  An analysis of the changes in the reserves for other real estate owned follows:

                             1996    1995     1994
-----------------------------------------------------
Balance, January 1         $2,349   $2,270   $3,716

Additions:
  Provision for Other
   Real Estate Owned Losses   906    2,868    3,333
  Other                       --       237      763
-----------------------------------------------------

Total Additions               906    3,105    4,096

Deductions:
Loss on Sales and
  Selling Expenses            199    1,017      763
Writedowns                    906    2,012    4,877
-----------------------------------------------------

Total Deductions            1,105    3,029    5,640

Foreign Exchange
 Translation Adjustments        4        3       98
=====================================================

Balance, December 31       $2,154   $2,349   $2,270

  Net operating expense from other real estate owned totaled $431 thousand for the year ended December 31, 1996, compared with $178 thousand for 1995, and net operating income of $1.4 million for 1994.

  Other real estate owned income and expense consisted of the following:

                             1996     1995    1994
-----------------------------------------------------
Other Real Estate Owned
  Operating Revenues      $   564   $  626  $ 2,581
Net Gain on Sale of
  Properties                  920    3,990    4,711
-----------------------------------------------------

Net Revenues                1,484    4,616    7,292

Provision for Other Real
  Estate Owned Losses         906    2,868    3,333
Selling and Other Real
  Estate Owned Operating
  Expenses                  1,009    1,926    2,556
-----------------------------------------------------

Net Expenses                1,915    4,794    5,889
=====================================================
Total Other Real Estate
  Owned Expense
  (Income), Net           $   431  $   178 $(1,403)

                                      41

NOTE 6. PREMISES AND EQUIPMENT

Investments in premises and equipment at year-end were as follows:

                                1996         1995
-----------------------------------------------------
Premises and Land          $ 166,390     $ 153,458
Furniture and Equipment       68,465        67,478
Leasehold Improvements        42,615        56,625
Accumulated Depreciation
  and Amortization          (111,396)     (122,829)
-----------------------------------------------------

Subtotal                     166,074       154,732

Capital Leases                   --             51
Accumulated Amortization         --            (13)
=====================================================

Total Premises and
  Equipment, Net           $ 166,074     $ 154,770

  Depreciation and amortization expense amounted to $11.2 million in 1996, $11.7 million in 1995 and $12.6 million in 1994.

  The Corporation is committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2010 in varying amounts. The total minimum lease payments under these commitments at December 31, 1996, are as follows:

                                    OPERATING
                                      LEASES
-----------------------------------------------------
1997                                 $ 7,628
1998                                   6,249
1999                                   4,183
2000                                   2,575
2001                                   2,129
2002 and after                         7,411
=====================================================
Total Minimum Lease Payments         $30,175

  Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 1999. Minimum sublease rental income for 1997 is expected to be approximately $84 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income for leased properties, consisted of the following:

                           1996     1995      1994
-----------------------------------------------------
Rental Expense          $10,926   $16,365  $15,273
Rental Income               (15)     (715)  (1,856)
=====================================================
Net Rental Expense      $10,911   $15,650  $13,417

  In the normal course of business, the Corporation also leases space in buildings it owns. This rental income amounted to $1.9 million in 1996, $3.0 million in 1995 and $3.1 million in 1994. Minimum lease commitments from buildings owned for 1997 totals approximately $1.4 million, compared with $1.0 million in 1996.

================================================================================

NOTE 7. TIME DEPOSITS, $100 THOUSAND
        OR MORE

The following table reflects the year-end balances and maturities for the Corporation's time deposits in domestic offices of $100 thousand or more:

                                       1996         1995
------------------------------------------------------------
Certificates of Deposit Due Within:
  Three Months                     $231,771      $197,170
  Three to Six Months                36,895        37,266
  Six to Twelve Months               37,343        38,356
  Over Twelve Months                 13,065        15,228
============================================================

Total                              $319,074      $288,020

  Average time deposits of $100 thousand or more in domestic offices were $296.4 million in 1996, compared with $282.8 million in 1995.

  Interest expense related to time deposits of $100 thousand or more in domestic offices amounted to $8.8 million in 1996, $7.6 million in 1995 and $4.7 million in 1994.

  The average rate paid on time deposits of $100 thousand or more for 1996 was 2.98% compared with the average rate of 2.70% paid during 1995.

  A majority of time deposits in foreign offices were in denominations of $100 thousand or more.

NOTE 8. BORROWINGS

SHORT-TERM BORROWINGS

Short-term borrowings outstanding at year-end and other related information follow:

                                          FEDERAL FUNDS PURCHASED           U.S. TREASURY DEMAND NOTES
                                         AND REPURCHASE AGREEMENTS        AND OTHER SHORT-TERM BORROWINGS
                                     -------------------------------     -----------------------------------

                                       1996       1995        1994         1996       1995        1994
------------------------------------------------------------------------------------------------------------
Balance, December 31                 $237,166   $186,009    $264,878     $ 18,068   $ 15,466    $ 28,559

Average Amount Outstanding(1)         212,206    174,923     150,678       28,747     73,694      61,058
Weighted-Average Rate Paid(1)            4.73%      5.98%       4.56%        4.41%      5.70%       3.71%
Maximum Amount Outstanding at any
  Month-End                           347,017    311,086     308,850      125,145    335,750     235,517

[FN]
(1)--AVERAGE AMOUNTS ARE BASED ON DAILY BALANCES. AVERAGE RATES ARE COMPUTED ON ACTUAL INTEREST EXPENSE DIVIDED BY AVERAGE AMOUNTS OUTSTANDING.

  Federal funds purchased consisted of borrowings from other financial institutions that have maturities ranging from 1 to 180 days. Repurchase agreements are transactions with customers and brokers secured by either securities or resale agreements, which mature generally within 30 days. U.S. Treasury demand notes consisted of treasury tax and loan funds transferred to interest bearing demand notes with no fixed maturity, subject to call by the Federal Reserve. Other short-term borrowings were primarily borrowings from other financial institutions. At December 31, 1996, unused lines of credit totaled approximately $466 million.

================================================================================

LONG-TERM DEBT

Long-term debt outstanding at year-end and other related information follow:

                                                                                   BALANCE OUTSTANDING
                                                                                        DECEMBER 31,
                                                                                  --------------------------
                                                           DECEMBER 31, 1996        1996          1995
------------------------------------------------------------------------------------------------------------
Parent Corporation:
 Floating-Rate Subordinated Capital Notes due 1996                  --           $   --         $ 26,100
 Fixed-Rate Subordinated Debentures due 2009                       9.65%           66,525         66,525
 Fixed-Rate Subordinated Notes due 2006                            8.50           125,000        125,000
============================================================================================================

Total Long-Term Debt                                                             $191,525       $217,625

FLOATING-RATE SUBORDINATED CAPITAL NOTES DUE 1996

The Floating-Rate Subordinated Capital Notes were paid in full during 1996 (the "Subordinated Capital Notes"). Repayments totaling $26.1 million were made in September 1996 when the Subordinated Capital Notes matured.

FIXED-RATE SUBORDINATED DEBENTURES DUE 2009

On June 6, 1989, the Corporation issued $100 million of 9.65% Subordinated Debentures due June 15, 2009. These unsecured subordinated obligations may not be redeemed prior to maturity. In April 1990, the Corporation purchased, on the open market and at a discount, $33.5 million of the Subordinated Debentures, resulting in pretax extraordinary gains of $7.7 million.

FIXED-RATE SUBORDINATED NOTES DUE 2006

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes, due 2006. The notes were priced at par and are not callable for five years. In March 1994, the Corporation used the net proceeds from the offering, $120.7 million, to redeem $69.2 million of the Subordinated Capital Notes due in 1996, as well as $51.5 million to redeem the remaining balance outstanding (at that time) of floating-rate Subordinated Notes Due in 1996.

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

 Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at December 31, 1996 and 1995, are as follows:

                                 1996        1995
-----------------------------------------------------
Commitments to Extend Credit:
  Commercial                   $453,481    $360,800

  Real Estate:
    Commercial/Construction      50,214      25,612
    Mortgage                      4,219       6,314
    Home Equity                 179,721     184,402
-----------------------------------------------------

  Total Real Estate             234,154     216,328

  Consumer                       87,102      83,813
-----------------------------------------------------

Total Commitments to
  Extend Credit                $774,737    $660,941

Letters of Credit:
  Commercial                   $ 87,206    $ 92,052
  Standby - Financial            34,098      52,772
  Standby - Performance           7,639      13,501
=====================================================

Total Letters of Credit        $128,943    $158,325

Derivative Instruments:
 Foreign Currency Contracts -
   Commitments to Purchase     $104,259    $ 87,587
   Commitments to Sell          202,844     180,417

 Interest-Rate Agreements -
   Notional Principal Amount:
   Interest-Rate Swaps          324,469     313,609
   Interest-Rate Option
     Contracts - Corridors      100,000     300,000
               - Caps               668         --

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

COMMITMENTS TO EXTEND CREDIT

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit are contingent upon customers meeting and satisfying other conditions at the time of loan funding. The contractual amount of commitments to extend credit for which the Corporation has received a commitment fee, or which were otherwise legally binding, was $774.7 million at December 31, 1996, with 57.6% of these commitments scheduled to expire within 1 year. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

CONCENTRATION OF CREDIT RISK

The Corporation regularly assesses the quality of its commercial credit exposures and assigns risk ratings to substantially all extensions of credit in its commercial, real estate and international portfolios. The Corporation seeks to identify, as early as possible, problems that may result from economic downturns or deteriorating conditions in certain markets or with respect to specific credits. Lending officers have the primary responsibility of monitoring credit quality, identifying problem credits and recommending changes in risk ratings. When signs of credit deterioration are detected, credit or other specialists may become involved to minimize the Corporation's exposure to future credit losses. The Loan Review Department provides an independent assessment of credit ratings, credit quality and the credit management process. This assessment is achieved through regular reviews of loan documentation, collateral, risk ratings and problem loan classifications.

   Credit risk is reduced by maintaining a loan portfolio that is diverse in terms of type of loan, as well as industry and borrower concentration, thus minimizing the adverse impact of any single event or set of occurrences.

  Geographically, the Corporation's loans are concentrated in the Baltimore-Washington, D.C.-Richmond corridor and the United Kingdom. Loans in the domestic portfolio are predominantly to borrowers located in the Washington, D.C., Metropolitan area. Loans originated by the Corporation's United Kingdom subsidiary represent 84.1% of foreign loans and are predominantly to borrowers located in the United Kingdom.

  At December 31, 1996, approximately $474.7 million, or 18.0%, of the Corporation's loan portfolio consisted of loans secured by real estate (excluding single-family residential loans), of which approximately 74% and 26% were secured by properties located in the Washington, D.C., area and in the United Kingdom, respectively. In addition, the Corporation had $28.1 million in other real estate owned at December 31, 1996.

  Approximately 57% of the Corporation's loan portfolio is secured by the primary residence of the borrower. At December 31, 1996, residential mortgage loans were $1.23 billion and home equity loans were $281.9 million.

LETTERS OF CREDIT

There are two major types of letters of credit: commercial and standby letters of credit. Commercial letters of credit are normally short-term instruments used to finance a commercial contract for the shipment of goods from seller to buyer. Commercial letters of credit are contingent upon the satisfaction of specified conditions; therefore, they represent a current exposure if the customer defaults on the underlying transaction. Commercial letters of credit issued by the Corporation totaled $87.2 million at December 31, 1996.

  Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or nonfinancial obligation. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. At December 31, 1996, financial standby letters of credit and performance standby letters of credit totaled $34.1 million and $7.6 million, respectively.

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

  Commitments to purchase and sell foreign currency contracts facilitate the management of currency-rate risk by ensuring that at some future date a customer will have a specific currency at a specified rate. The Corporation enters into these contracts to serve its customers and to hedge its own risk positions associated with its asset and liability management. In addition to entering into offsetting or matching positions to offset foreign currency-rate risk, the Corporation has established limits on the aggregate amount of open positions, forward trading gaps and total volume of contracts outstanding, as well as counterparty and country limits. At December 31, 1996, commitments to purchase and sell foreign exchange were $104.3 million and $202.8 million, respectively. At year-end 1996, the Corporation had approximately $70 million in commitments to sell foreign exchange contracts, for the purpose of hedging the Corporation's Sterling equity investment (Riggs AP) and French Franc equity investment(Riggs National Bank (Europe) S.A.). The remaining foreign exchange contracts are for customers.

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

  At December 31, 1996, the Corporation's financial derivative instruments included a $200 million (notional principal balance) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to the three-month London Interbank Offered Rate (the "LIBOR"), reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

  In March 1995, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio that entail the receipt of a floating rate equal to three month LIBOR, reset quarterly, and payments of fixed rates of 6.73% and 6.97%. One of these swap agreements matured in March 1996 and the other matures in March of 1997. Prior to its maturity in March 1996, $48 thousand in net interest expense related to this $25 million swap agreement was recognized in 1996. Also, in April 1995, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreements entail the receipt of a floating rate equal to three-month LIBOR, reset quarterly, and payments of fixed rates of 6.55% and 6.70%. One of these agreements matured in April 1996 and the other matures in April 1997. Prior to its maturity in April 1996, $63 thousand in net interest expense related to this $25 million swap agreement was recognized in 1996. In January 1996, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements hedging a portion of the real estate mortgage loan portfolio. Both swap agreements entail the payment of fixed rates of 5.21% and 5.36%, and the receipt of floating rates, equal to the three-month LIBOR, reset quarterly, and mature in January of 1998 and 1999. Payments for these swap agreements (which hedge the real estate mortgage loan portfolio) are netted on a quarterly basis. The total aggregate net interest income/expense from these swap agreements is included in interest income relating to the real estate mortgage loan portfolio.

INTEREST-RATE AGREEMENTS
DECEMBER 31, 1996

                                                                                                      1996
                                                       WEIGHTED-     ACCRUED   ACCRUED  UNAMORTIZED    NET
                              NOTIONAL   UNREALIZED   AVERAGE RATE   INTEREST  INTEREST    FEES &   INTEREST
                               AMOUNT  GAIN (LOSS)(1) RECEIVE  PAY  RECEIVABLE PAYABLE   PREMIUMS   INC./(EXP.)
---------------------------------------------------------------------------------------------------------------
Receive fixed/pay variable,
 Maturing July 1998            $200,000 $(1,562)      5.38%    5.53%  $1,913   $2,028      $ --      $(556)
Receive variable/pay fixed,
 Maturing March 1997             25,000     (81)      5.54     6.97       62       73        --       (320)
Receive variable/pay fixed,
 Maturing April 1997             25,000    (132)      5.54     6.70      273      321        --       (251)
Receive variable/pay fixed,
 Maturing January 1998           25,000     201       5.53     5.21      261      242        --         98
Receive variable/pay fixed,
 Maturing January 1999           25,000     375       5.53     5.36      261      249        --         64
Corridor,
 Maturing April 1997            100,000      (5)        --       --       --       --       129       (497)
For Customers                    25,137    (316)        --       --      274      360        --       (284)
===============================================================================================================

Total Interest Rate
 Agreements                    $425,137 $(1,520)                      $3,044   $3,273      $129    $(1,746)

[FN]
(1)--UNREALIZED GAIN (LOSS)OBTAINED FROM THIRD-PARTY MARKET QUOTES FOR REPLACEMENT OF DERIVATIVE POSITIONS.

  In April 1994, the Corporation purchased two $100 million (notional principal balance) corridors maturing in April 1996 and April 1997, to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over the respective lives. Under the original terms, the corridor limits for three-month LIBOR were set from 5.00% to 6.00%. However, in early November 1994, the rates were adjusted based upon market conditions. Under the terms of their adjustments, the Corporation would receive payments from the counterparty if three-month LIBOR exceeded a level of approximately 5.60%; however, if LIBOR rose above 7.00%, then the Corporation would begin paying to the counterparty the amount by which LIBOR exceeds 7.00%. The net result was that the floating-rate paid on the swap would be capped at 5.60% unless LIBOR rose above 7.00%. If rates exceeded 7.00%, the Corporation would effectively reduce the actual floating-rate to be paid by 1.40% as a result of the corridor (7.00%-5.60% = 1.40%). All rates are reset quarterly to coincide with the interest-rate swap reset dates. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. Currently, there are no payments being paid or received as the rate is below the 5.60% floor. In December 1995, the Corporation terminated one of the $100 million corridor agreements, which would have matured in April 1996. The remaining $100 million corridor matures in April 1997, and as of December 31, 1996, had unamortized fees and premiums of $129 thousand as well as total net interest expense of $497 thousand relating to the amortization of the premiums and fees during 1996. The unrealized loss on this $100 million corridor was $5 thousand at December 31, 1996.

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

  The Corporation's interest rate swaps and option contracts activity for the year ended December 31, 1996, is as follows:

                                          BALANCE                                              BALANCE
                                        DECEMBER 31,                                         DECEMBER 31,
                                            1995        ADDITIONS   MATURITIES     OTHER         1996
------------------------------------------------------------------------------------------------------------
Interest-Rate Swaps:
  Receive fixed/pay variable             $200,000       $   --       $    --        $  --        $200,000
  Receive variable/pay fixed              100,000        50,000        50,000          --         100,000
  For Customers                            13,609         9,213           --         2,315         25,137
Interest-Rate Option Contracts            300,000           --        200,000          --         100,000
============================================================================================================
Total                                    $613,609       $59,213      $250,000       $2,315       $425,137

OTHER COMMITMENTS

During the first quarter of 1991, the Corporation entered into a ten-year outsourcing agreement with IBM Global Services (formerly Integrated Systems Solutions Corp.), for the management of operations directly associated with computer and telecommunications functions of the Corporation. Payments for the remaining four years of the contract are approximately $67.1 million. Total expense under this contract for 1996 was $15.1 million, compared with $14.4 million in 1995 and 1994.

LITIGATION

In the normal course of business, the Corporation is involved in various types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, litigation that is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation, as a whole.

================================================================================

NOTE 10. RESERVE BALANCES, FUNDS
         RESTRICTIONS, REGULATORY
         MATTERS AND CAPITAL
         REQUIREMENTS

RESERVE BALANCES

On March 28, 1996, Riggs Bank N.A. was formed when the Corporation merged its three national banking subsidiaries: The Riggs National Bank of Washington, D.C., The Riggs National Bank of Virginia and The Riggs National Bank of Maryland. Riggs Bank N.A. must maintain reserves against deposits and Eurocurrency liabilities in accordance with Regulation D of the Federal Reserve Act. The total average reserve balances amounted to $47.2 million in 1996 and a proforma $64.6 million in 1995 relating to the merged bank.

FUNDS RESTRICTIONS

The Federal Reserve Act ("The Act") imposes restrictions upon the amount of loans or advances that banks, such as Riggs Bank N.A., may extend to the Corporation and its non-bank subsidiaries ("affiliates"). Loans by any bank to any one affiliate are limited to 10% of the bank's capital stock and surplus. Further, aggregate loans by any one bank to all of its affiliates may not exceed 20% of its capital stock and surplus. In addition, the Act requires that borrowings by affiliates be secured by designated amounts of collateral.

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

  Riggs Bank N.A. had combined net income of $154.1 million for 1996 and 1995. The combined net income has resulted in Riggs Bank N.A. having a net earnings position for possible consideration of dividend payments to the Corporation. Before the merger on March 28, 1996, The Riggs National Bank of Virginia made dividend payments to the Corporation totaling $481 thousand, $1.7 million and $1.8 million, respectively during 1996, 1995 and 1994. Riggs Bank N.A., however, made no dividend payment to the Corporation in 1996. The former Riggs National Bank of Washington, D.C. and The Riggs National Bank of Maryland made no dividend payments to the Corporation in 1996, 1995 or 1994.

REGULATORY MATTERS

On September 30, 1996, Congress passed and the President signed an omnibus funding bill which included legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). This legislation includes a provision requiring the merger of the Bank Insurance Fund ("BIF"), which is also administered by the FDIC, and SAIF in 1999, assuming that bank charters and thrift charters are combined by that time. The legislation included several other bank-related components, the most important of which is the one-time assessment on institutions with deposits insured by SAIF equaling approximately 66 cents per one-hundred dollars of deposits insured, to be applied retroactive to an institution's deposits as of March 31, 1995. This provision is effective immediately. In addition, the legislation provides for a new Financing Corporation ("FICO") sharing formula between BIF and SAIF insured institutions, which will impose a surcharge of 1.3 cents per one-hundred dollars of BIF-insured deposits.

  The Corporation does not have any SAIF insured deposit balances as of December 31, 1996. The Corporation's deposits are insured through BIF. Therefore, the Corporation is not subject to the one-time SAIF surcharge. However, the Corporation is subject to the FICO surcharge and will be required to pay one-fifth of the rate that SAIF institutions pay for a three year period beginning in 1997. The FICO surcharge is expected to cost the Corporation approximately $400 thousand annually.

CAPITAL REQUIREMENTS

Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 28.47% and 20.04%, respectively, at December 31, 1996, as compared with 21.62% and 13.57% at December 31, 1995.

 The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, as amended by the Prompt Corrective Action regulations promulgated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which measures Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain minimum leverage ratios of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 11.84% at December 31, 1996.

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

  The national bank subsidiary of the Corporation (Riggs Bank N.A.) is subject to minimum capital ratios prescribed by the Office of the Comptroller of the Currency, which are the same as those of the Federal Reserve Board.

  Riggs Bank N.A. exceeds current minimum regulatory capital requirements and qualifies, at a minimum, as "well capitalized" under the FDICIA regulations. In addition, under Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support such banks. The Corporation's ability to provide financial strength to its subsidiary will depend on, among other things, its liquidity position and Federal Reserve approval.

  The following table reflects the actual and required minimum ratios for the Corporation and its national banking subsidiary:

CAPITAL RATIOS

                                                                    DECEMBER 31,
                                                                ---------------------     REQUIRED
                                                                 1996           1995      MINIMUMS
-----------------------------------------------------------------------------------------------------
Riggs National Corporation
  Tier I(1)                                                     20.04%         13.57%       4.00%
  Combined Tier I and Tier II(1)                                28.47          21.62        8.00
  Leverage(2)                                                   11.84           8.03        4.00

Riggs Bank N.A.(3)
  Tier I(1)                                                     18.66            n/a        4.00
  Combined Tier I and Tier II(1)                                19.92            n/a        8.00
  Leverage(2)                                                   10.96            n/a        4.00

[FN]
(1)--PER REGULATORY GUIDELINES, UNREALIZED GAINS AND LOSSES FOR SECURITIES AVAILABLE FOR SALE RECORDED IN EQUITY ARE EXCLUDED FROM THE COMPUTATION OF THESE RATIOS. AT DECEMBER 31, 1996 AND 1995, THE CORPORATION HAD A NET UNREALIZED LOSS OF $729 THOUSAND AND A NET GAIN OF $3.8 MILLION, RESPECTIVELY.

(2)--MOST BANK HOLDING COMPANIES AND NATIONAL BANKS, INCLUDING THE CORPORATION AND THE CORPORATION'S NATIONAL BANK SUBSIDIARY, ARE EXPECTED TO MAINTAIN AT LEAST A 4.00% MINIMUM LEVERAGE RATIO, OR HIGHER IF DETERMINED APPROPRIATE BY THE CORPORATION'S PRIMARY REGULATORS. THE CORPORATION'S REGULATORS HAVE NOT INDICATED A REQUIREMENT HIGHER THAN 4.00% AT DECEMBER 31, 1996.

(3)--ON MARCH 28, 1996, THE CORPORATION MERGED THE RIGGS NATIONAL BANK OF VIRGINIA AND THE RIGGS NATIONAL BANK OF MARYLAND INTO THE RIGGS NATIONAL BANK OF WASHINGTON, D.C., AND RENAMED THE COMBINED NATIONAL BANK RIGGS BANK NATIONAL ASSOCIATION ("RIGGS BANK N.A."). RIGGS BANK N.A. IS A WHOLLY-OWNED SUBSIDIARY OF RIGGS NATIONAL CORPORATION.

NOTE 11.  COMMON AND PREFERRED STOCK

COMMON STOCK

The Corporation is authorized to issue 50 million shares of Common Stock, par value $2.50 (the "Common Stock"). At December 31, 1996, the Corporation had 30,372,546 shares issued and outstanding.

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

PREFERRED STOCK

The Corporation is authorized to issue 25 million shares of Preferred Stock, the conditions of which will be set at the time of issuance. As of December 31, 1996, 4,000,000 shares of Preferred Stock were issued and outstanding.

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

MINORITY INTEREST IN PREFERRED STOCK OF SUBSIDIARY

Riggs Capital, a new Delaware business trust formed for the purpose of issuing preferred securities, is a wholly-owned subsidiary of the Corporation. On December 13, 1996, Riggs Capital issued 150,000 shares of 8.625% Trust Preferred Securities, Series A, with a liquidation preference of $1,000 per share. Dividends are paid semi-annually beginning in June 1997. The Trust Preferred Securities, Series A, cannot be redeemed until December 31, 2006, and have a maturity of December 31, 2026. Riggs Capital invested all of the proceeds from its common and preferred stock sales in Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Corporation on December 13, 1996, at a rate of 8.625%, with comparable interest payment dates and maturity as the Trust Preferred Securities, Series A. Interest is cumulative and deferrable on the Junior Subordinated Deferrable Interest Debentures for a period not to exceed five years and thus is also cumulative and deferrable for the same period for the Trust Preferred Securities, Series A. The Trust Preferred Securities, Series A, are considered Tier I Capital for regulatory purposes. The Trust Preferred Securities, Series A are accounted for as a minority interest, with the dividends reflected as a deduction from income before taxes and minority interest (see Note 1, "Summary of Significant Accounting Policies").

NOTE 12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each major class of financial instrument for which it is practicable to estimate that value:

CASH AND MONEY MARKET ASSETS

For short-term investments that reprice or mature in 90 days or less, the carrying amounts are a reasonable estimate of fair value.

SECURITIES

Fair values are based on quoted market prices or dealer quotes. Quoted market prices were not available for $24.3 million of securities at year-end 1996 and $19.6 million at year-end 1995. These securities were comprised of Federal Reserve and Federal Home Loan Bank-Atlanta stock and management believes that these assets' carrying values approximate their fair value.

LOANS

The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, management believes the carrying amounts are a reasonable estimate of fair value. Criticized loans are predominantly collateral-dependent; therefore, their carrying values, net of related reserves, are a reasonable estimate of fair value.

DEPOSIT LIABILITIES

The fair values of demand deposit, savings and NOW accounts, and money market deposit accounts are the amounts payable on demand at the reporting date. The fair value of investment and negotiable certificates of deposit, and foreign time deposits with a repricing or maturity date extending beyond 90 days, are estimated using discounted cash flows at the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

For short-term liabilities, defined as those repricing or maturing in 90 days or less, the carrying amounts are a reasonable estimate of fair value.

LONG-TERM DEBT

For the Corporation's long-term debt, fair values are based on dealer quotes.

COMMITMENTS TO EXTEND CREDIT AND OTHER
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair values of loan commitments and letters of credit, both standby and commercial, are assumed to equal their carrying values, which are immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms.

  The fair value of financial derivatives are equal to their replacement values. The replacement value is defined as the amount the Corporation would receive or pay to terminate the agreement at the reporting date, taking into account the current market rate of interest and the current creditworthiness of the derivative counterparties.

FOREIGN EXCHANGE CONTRACTS

The fair values of foreign exchange contracts represent the net asset or liability already recorded by the Corporation, since these contracts are revalued on a daily basis.

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

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments are as follows:

                                                      DECEMBER 31, 1996              DECEMBER 31, 1995
                                                    ---------------------          -------------------------
                                                    CARRYING        FAIR           CARRYING        FAIR
                                                     AMOUNT         VALUE           AMOUNT         VALUE
------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and Due from Banks                           $  211,144    $  211,144       $  253,414    $  253,414
Money Market Assets                                  821,126       821,126          654,374       654,374
Securities Available for Sale                      1,162,503     1,162,503          970,006       970,006
Total Net Loans                                    2,573,348     2,630,275        2,515,413     2,590,935

FINANCIAL LIABILITIES:
Deposits                                           4,050,683     4,052,140        3,885,179     3,886,891
Short-Term Borrowings                                255,234       255,234          201,475       201,475
Long-Term Debt                                       191,525       205,839          217,625       236,254

OFF-BALANCE SHEET COMMITMENTS-
 ASSET (LIABILITY):
Foreign Exchange Contracts                            (3,678)       (3,678)             348           348
Interest-Rate Agreements:
 Interest-Rate Swaps                                    (229)       (1,744)            (370)       (1,537)
 Interest-Rate Option Contracts                          129           124            1,093           253

==============================================================================

NOTE 13.  INCOME TAXES

The Corporation accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in accounting for income taxes.

  Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized based on tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not.

  Income, before income taxes and minority interest, relating to the operations of domestic offices and foreign offices was as follows:

                          1996       1995       1994
-----------------------------------------------------
Domestic Offices        $66,629    $75,551    $13,716
Foreign Offices           5,908     12,597     19,770
=====================================================
Total                   $72,537    $88,148    $33,486

  The current and deferred portions of the income tax provision (benefit) were as follows:

                          1996       1995       1994
-----------------------------------------------------
Current Provision
 (Benefit):
  Federal              $ 17,527    $ 8,749      $ 643
  State                    (225)       276        364
  Foreign                   (56)      (132)      (898)
-----------------------------------------------------
Total Current
 Provision (Benefit)     17,246      8,893        109

Deferred Provision
 (Benefit):
  Federal                (8,863)    (8,547)      (642)
  State                  (2,209)       --         --
  Foreign                  --          --         --
-----------------------------------------------------
Total Deferred
 Provision (Benefit)    (11,072)    (8,547)      (642)
=====================================================
Provision for Income
 Tax Expense (Benefit) $  6,174    $   346      $(533)

At December 31, 1996, and 1995, the Corporation maintained a valuation allowance of approximately $16.2 million and $33.7 million, respectively, to reduce the net deferred tax asset to $26.5 million and $12.1 million, respectively. The net change in the valuation allowance for deferred tax assets during 1996 was a decrease of $17.5 million. The change related to a reduction in regular domestic deferred assets of $13.9 million and a reduction of $3.6 million in state and foreign deferred assets.

  The net deferred tax asset is included in other assets in the Consolidated Statements of Condition. Management believes that it is more likely than not that the net deferred tax asset will be realized. The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 1996, and 1995 are detailed in the table below:

RECONCILIATION OF STATUTORY TAX RATES TO EFFECTIVE
TAX RATES:

                             1996       1995       1994
---------------------------------------------------------
Income Tax Computed at
  Federal Statutory Rate
  of 35% for 1996 and
  1995 and 34% for 1994   $ 25,388   $ 30,852    $11,386

Add (Deduct):
State Tax, Net of
  Federal Tax Benefit       (1,582)       179        241
Tax-Exempt Loan
  Interest                    (638)    (1,488)    (1,427)
Amortization of Fair Value
  Adjustments                   37         65        100
ESOP Loans                    (495)      (625)      (273)
Alternative Minimum Tax        --         --         642
Amortization of
  Core Deposits                231        231        225
Tax Benefit on Transfer
  of Foreign Assets not
  Recognized                   --         --      (1,928)
Tax Benefit on Foreign
  Exchange Translation
  Adjustments
  not Recognized               --        (141)    (1,108)
Tax Benefit of
  Foreign Operations        (2,095)      (911)    (7,068)
Reversal of Valuation
  Allowance                (17,524)   (31,134)       --
Other, Net                   2,852      3,318     (1,323)
---------------------------------------------------------
Provision for Income Tax
  Expense (Benefit)       $  6,174   $    346    $  (533)
=========================================================
Effective Tax Rate             8.5 %      0.4 %     (1.6)%


SOURCES OF TEMPORARY DIFFERENCES RESULTING IN DEFERRED TAX LIABILITIES (ASSETS):

                                    1996         1995
---------------------------------------------------------
Excess Tax Over Book
  Depreciation                   $    665     $    542
Pension Plan and Post-Retirement    2,529        2,243
Unrealized Gain on Securities
  Available for Sale                 --          1,946
Discount Accretion, Net
  of Securities Gains                 903          234
Other, Net                          1,918          --
---------------------------------------------------------
Total Deferred Tax Liabilities      6,015        4,965

Accrual to Cash Basis
  Conversion                         (715)      (1,004)
Provision for Loan Losses         (27,945)     (24,760)
Other Real Estate Owned            (3,221)      (5,061)
Deferred Loan Fees                    --          (308)
Alternative Minimum
  Tax Carryforward                    --        (3,455)
Other Tax Credit Carryforward      (2,106)        (886)
Net Operating Loss Carryforward    (7,819)      (9,040)
Capital Loss Carryforward             --        (1,236)
Amortization of Derivative
  Contract Payments                   --          (762)
Capitalized Costs                  (2,546)      (2,042)
Other, Net                         (4,331)      (2,173)
---------------------------------------------------------
Total Deferred Tax Assets         (48,683)     (50,727)

Valuation Allowance                16,176       33,700
=========================================================
Net Deferred Tax Asset           $(26,492)    $(12,062)

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

RIGGS AP BANK

The Riggs AP pension plan provides monthly pension payments upon normal retirement, at age 60 or upon later retirement, to substantially all employees. The plan has a final-pay benefit formula that takes into account years of service.

  Riggs AP's annual pension costs are determined based on the Projected Unit Credit Cost Method, with specific amortization schedules for the various categories of plan liabilities. Actuarial assumptions are selected based on guidelines established by the Financial Accounting Standards Board.

RECONCILIATION OF FUNDED STATUS AND PREPAID PENSION COST

                                   RIGGS NATIONAL CORPORATION                    RIGGS AP BANK
                               ----------------------------------      -------------------------------------
                                  1996        1995        1994            1996        1995         1994
------------------------------------------------------------------------------------------------------------

Plan assets at fair value--
 primarily unit funds          $80,143      $75,165     $62,831        $16,311      $13,976      $11,693

Actuarial present value of
 accumulated benefit
 obligation:
 Vested benefits                68,903       73,420      60,167         11,823       10,075        8,608
 Nonvested benefits              1,115        1,506       1,195           --           --           --
------------------------------------------------------------------------------------------------------------
Total accumulated
 benefit obligation             70,018       74,926      61,362         11,823       10,075        8,608
Actuarial present value of
 future benefits                 2,378        1,047       6,006            467          445          416
------------------------------------------------------------------------------------------------------------
Actuarial present value of
 projected benefit obligation   72,396       75,973      67,368         12,290       10,520        9,024
------------------------------------------------------------------------------------------------------------
Plan assets in excess
 (deficit) of projected
 benefit obligation            $ 7,747      $  (808)    $(4,537)       $ 4,021      $ 3,456      $ 2,669

Unrecognized net loss (gain)     6,961       13,481      12,463         (4,704)      (3,966)      (3,009)
Unrecognized balance of initial
 net asset                        (727)      (1,458)     (2,189)        (1,028)      (1,142)      (1,367)
Unrecognized prior service cost   (942)      (1,054)     (1,166)          --           --           --
============================================================================================================

Prepaid (accrued) pension cost $13,039      $10,161     $ 4,571        $(1,711)     $(1,652)     $(1,707)

NET PERIODIC PENSION COST

                                   RIGGS NATIONAL CORPORATION                    RIGGS AP BANK
                                --------------------------------        ------------------------------------
                                  1996        1995        1994            1996        1995         1994
------------------------------------------------------------------------------------------------------------

Service cost - benefits earned
 during the period             $ 1,130     $  1,299     $ 1,357        $   473      $   517      $   489
Interest cost on projected
 benefit obligation              5,311        5,727       5,329            827          778          733
Actual return on plan assets    (6,558)     (10,551)       (788)        (1,483)      (2,413)         521
Net amortization and deferral     (261)       4,435      (5,373)           289        1,156       (1,571)
============================================================================================================

Net periodic pension (benefit)
 cost                          $  (378)    $    910     $   525        $   106      $    38      $   172

Assumptions used in accounting
 for the plans:
  Weighted-average discount rate  7.75%        7.25%       8.50%          8.50%        8.50%        8.50%
  Rates of increase in
   compensation levels            4.00         4.00        4.00           6.50         6.50         6.50
  Expected long-term rate of
   return on plan assets          9.00         9.00       10.00           8.50         8.50         8.50


POSTRETIREMENT BENEFITS

The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Three benefit plans are provided: medical and hospitalization insurance, dental insurance and life insurance. Substantially all active employees may become eligible for benefits if they reach normal retirement age or if they retire earlier with at least 10 years' service. Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Corporation recognizes the cost of providing those benefits by expensing the annual insurance premiums, which were $3.2 million in 1996, $4.3 million in 1995 and $4.9 million in 1994.

  The Corporation accounts for post retirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 required a significant change in the Corporation's historical practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of benefits during the years that the employee renders the necessary service. Adoption of SFAS No. 106 in 1993, resulted in an accumulated transition obligation of $13.0 million, which the Corporation elected to recognize over a 20-year period. The Corporation incurred $2.7 million in 1996 for postretirement health and life insurance expenses, which included $651 thousand relating to the amortization of the transition obligation. This compares to $2.2 million in health and life insurance expenses for 1995 and $2.4 million for 1994, with transition obligation amortization of $651 thousand in both years.

  The net periodic costs for postretirement health and life insurance benefits are as follows:

                                   1996       1995
-----------------------------------------------------
Service Cost                      $  348     $  293
Interest Cost                      1,381      1,317
Other                                940        635
=====================================================

Total                             $2,669     $2,245

  The funding status of the postretirement plans and the amounts recognized in the Corporation's Consolidated Statements of Condition at December 31,
1996, and 1995, follow:

                                   1996       1995
-----------------------------------------------------
Accumulated postretirement
 benefit obligation:
  Retirees                      $ 11,768   $ 11,714
  Fully eligible active
    plan participants              2,065      2,337
  Other active
    plan participants              4,917      5,004
-----------------------------------------------------

Total                             18,750     19,055

Unrecognized transition
 obligation                      (10,423)   (11,074)
Unrecognized net loss             (5,104)    (6,449)
Unrecognized prior
 service cost                      1,739      2,087
=====================================================

Accrued postretirement
 benefit cost                   $  4,962   $  3,619

  The assumed health care cost trend rate ranged from 6.0% to 8.5% for 1996, gradually decreasing to 6.0% by the year 2002 and remaining constant thereafter. A range of 6% to 9% was used in 1995. A discount rate of 7.75% was used at December 31, 1996 and a rate of 7.25% was used at December 31, 1995 to determine the accumulated postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1996 by $1.4 million and increase the net periodic postretirement benefit cost for 1996 by $175 thousand.

STOCK OPTION PLANS

On March 10, 1993, the Board of Directors of the Corporation adopted the 1993 Stock Option Plan (the "1993 Plan"), which was approved at the May 14, 1993, Annual Meeting of Shareholders. The 1993 Plan provides for the issuance of options to purchase shares of common stock of the Corporation. Key employees of the Corporation and certain subsidiaries may be granted either incentive or nonqualified stock options. Generally, the exercise price cannot be less than the fair market value of the common stock at the date of grant, with vesting periods ranging from zero to three years. The aggregate number of shares of common stock reserved for issuance upon exercise of options granted under the 1993 Plan is 1,250,000. Unless previously terminated by the Board of Directors, the Plan will terminate on March 10, 2003.

  A summary of the stock option activity under the 1993 Plan follows:

                                    STOCK    AVERAGE
                                   OPTIONS  PER SHARE
-----------------------------------------------------
Outstanding at December 31, 1992       --     $  --
Granted                             742,000     8.53
Exercised                              --        --
Terminated                            1,800     9.00
-----------------------------------------------------

Outstanding at December 31, 1993    740,200   $ 8.53
Granted                             596,000     9.77
Exercised                            22,400     9.00
Terminated                          465,400     8.25
-----------------------------------------------------

Outstanding at December 31, 1994    848,400   $ 9.54
Granted                             300,000    10.63
Exercised                            30,050     9.07
Terminated                           41,850     9.21
-----------------------------------------------------

Outstanding at December 31, 1995  1,076,500   $ 9.87
GRANTED                             124,000    12.00
EXERCISED                            67,950     9.60
TERMINATED                           14,100     9.62
=====================================================

OUTSTANDING AT DECEMBER 31, 1996  1,118,450   $10.12

  On May 11, 1994, the shareholders approved the Corporation's 1994 Stock Option Plan (the "1994 Plan"), which was adopted by the Corporation's Board of Directors in February 1994. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees. Generally, the exercise price cannot be less than the fair market value of the common stock at the date of grant, with vesting periods ranging from zero to five years. Unless previously terminated by the Board of Directors, the 1994 Plan will terminate on February 9, 2004.

  A summary of the stock option activity under the 1994 Plan follows:

                                    STOCK    AVERAGE
                                   OPTIONS  PER SHARE
-----------------------------------------------------
Outstanding at December 31, 1994       --    $  --
Granted                             220,000   10.05
Exercised                              --       --
Terminated                             --       --
-----------------------------------------------------

Outstanding at December 31, 1995    220,000  $10.05
GRANTED                             395,500   12.01
EXERCISED                            30,132   11.02
TERMINATED                           53,568   11.11
=====================================================

OUTSTANDING AT DECEMBER 31, 1996    531,800  $11.35

  On March 26, 1996, the Board of Directors of the Corporation approved the 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders on May 15, 1996. Under the 1996 Plan, options to purchase up to 2,000,000 shares of common stock may be granted to key employees. Generally, the exercise price cannot be less than the fair market value of the common stock at the date of grant, with vesting periods determined by the market price of the common stock equaling or exceeding a $14 to $16 range for 60 or more consecutive trading days. Unless previously terminated by the Board of Directors, the 1996 Plan will terminate on March 26, 2006. During 1996, 1,000,000 shares were granted and remain outstanding under the 1996 Plan, with an average price per share of $12.38, with no shares exercised or terminated during the year.

  In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and elected to continue to account for its stock option plans under Accounting Principles Board Opinion No. 25, and thus is providing the fair value-based disclosures required under SFAS No. 123 on a proforma basis (see
Note 1, "Summary of Significant Accounting Policies"). Accordingly, the stated net income and earnings per share in the Consolidated Statements of Income, in addition to the proforma net income and earnings per share reflecting the compensation costs for stock options granted in 1996 and 1995, are disclosed in the table to the right.

                                   1996       1995
-----------------------------------------------------
NET INCOME:
  As Reported                    $65,943    $87,802
  Proforma                        55,687     86,699
EARNINGS PER SHARE:
  As Reported                    $  1.79    $  2.54
  Proforma                          1.46       2.50
WEIGHTED-AVERAGE FAIR
  VALUE OF OPTIONS GRANTED       $  6.62    $  4.80
WEIGHTED-AVERAGE ASSUMPTIONS:
  Expected Lives (Years)            9.89       7.02
  Risk-Free Interest Rate           6.44%      6.28%
  Expected Volatility              46.27%     46.27%
  Expected Dividends
    (annual per share)           $  0.20    $  0.20

==============================================================================

The Corporation did not record any compensation costs in 1996 or 1995 relating to any of its stock option plans. In addition, no significant modifications to the plans were made during the periods. The fair values of the stock options outstanding used to determine the proforma impact of the options to compensation expense, and thus, net income and earnings per share, were based on the Black-Scholes option pricing model for each grant made in 1996 and 1995, using the key assumptions detailed above. None of the options granted in 1996 or 1995 are tax deductible for the Corporation.

  At December 31, 1996, additional weighted-average details for all stock options outstanding which were granted in 1995 and 1996, follows:

                                                                                      VESTED OPTIONS
                                                                              ------------------------------
                                STOCK OPTIONS    STOCK OPTIONS                 STOCK OPTIONS
    EXERCISE                     OUTSTANDING      EXPIRATION       AVERAGE      OUTSTANDING       AVERAGE
      PRICE                      AT YEAR-END       (YEARS)1      PER SHARE (1)   AT YEAR-END     PER SHARE(1)
------------------------------------------------------------------------------------------------------------
 $9.01 to $10.00                   174,000           9.35          $ 9.98          34,684         $10.00
$10.01 to $11.00                   300,000           5.47           10.63         100,000          10.63
$11.01 to $12.00                   469,800           9.68           12.00         307,040          12.00
$12.01 to $13.25                 1,012,000          10.00           12.38       1,004,800          12.38
============================================================================================================
Total                            1,955,800           9.17          $11.80       1,446,524         $12.12

[FN]
(1) -- WEIGHTED-AVERAGE.


OTHER BENEFIT PLANS

Effective January 1, 1993, the Corporation adopted a Supplemental Executive Retirement plan to provide supplemental retirement income and preretirement death benefits to certain key employees. The amount of benefits is based on the participant's corporate title, functional responsibility and service as a member of the Board of Directors. Upon the later of a participant's termination of employment or attainment of age 62, the participant will receive the vested portion of the supplemental retirement benefit, payable for the life of the participant, but for no more than 15 years. At December 31, 1996, the Corporation had a $2.3 million pension benefit obligation for this supplemental plan, compared with $2.2 million at year-end 1995. Accrued pension costs were $1.2 million at year-end 1996 and $900 thousand at year-end 1995. This supplemental plan has no assets and incurred $339 thousand in net periodic costs in 1996, compared with $362 thousand and $308 thousand for 1995 and 1994, respectively.

  In October 1993, the Corporation began sponsorship of a defined contribution plan, under Section 401(k) of the Internal Revenue Code, which is available to substantially all employees. The Board of Directors of the Corporation approved a matching program for the 401(k) Plan in 1996, equating to 100% of the first one-hundred dollars contributed and 50% on the balance of contributions made thereafter, up to 6% of the employees' eligible earnings. The Board of Directors also approved a discretionary profit sharing contribution into the 401(k) Plan of up to 2% of the employees' eligible earnings, based on the Corporation's financial performance during 1996. Expenses relating to both of these programs totaled $1.6 million for 1996. The Corporation did not provide a matching contribution to the 401(k) Plan in 1995 or 1994.

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


FOREIGN CONSOLIDATED STATEMENTS OF CONDITION

                                                                                  DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1996           1995          1994
------------------------------------------------------------------------------------------------------------

ASSETS
Deposits with Banks in Foreign Countries:
  Interest-Bearing                                                $  161,982      $118,982       $176,384
  Other                                                                5,257         3,430          2,299
------------------------------------------------------------------------------------------------------------

Total Deposits with Banks in Foreign Countries                       167,239       122,412        178,683
Loans to Foreign Customers:
  Governments and Official Institutions                               17,095        30,849         26,013
  Banks and Financial Institutions                                     5,445         6,570         11,517
  Commercial and Industrial and Commercial Property                  211,928       170,831        146,104
  Other                                                               15,924        15,760         20,886
------------------------------------------------------------------------------------------------------------

Total Loans, Net of Unearned Discount                                250,392       224,010        204,520
Less:  Reserve for Loan Losses                                        15,218        11,968         22,899
------------------------------------------------------------------------------------------------------------

Total Net Loans                                                      235,174       212,042        181,621
Pool Funds Provided, Net (1)                                         704,957       582,793        351,157
Other Assets                                                          45,934        44,560         47,161
============================================================================================================

TOTAL ASSETS                                                      $1,153,304      $961,807       $758,622

LIABILITIES
Foreign Deposits:
  Banks in Foreign Countries                                      $   99,941      $ 35,130       $ 53,575
  Governments and Official Institutions                              255,818       341,677        201,905
  Other                                                              570,236       425,514        390,262
------------------------------------------------------------------------------------------------------------

Total Deposits (2)                                                   925,995       802,321        645,742
Short-Term Borrowings                                                 99,337        45,034            228
Other Liabilities                                                    127,972       114,452        112,652
============================================================================================================

TOTAL LIABILITIES                                                 $1,153,304      $961,807       $758,622

SUPPLEMENTAL DATA ON FOREIGN DEPOSITS
Demand                                                            $  158,725      $150,284       $135,746
Savings, NOW and Money Market                                        382,409       278,563        236,241
Time (3)                                                             384,861       373,474        273,755
============================================================================================================

Total Foreign Deposits                                            $  925,995      $802,321       $645,742

[FN]
(1) -- POOL FUNDS PROVIDED, NET ARE AMOUNTS CONTRIBUTED BY FOREIGN ACTIVITIES TO FUND DOMESTIC ACTIVITIES.
(2) -- FOREIGN DEPOSITS IN DOMESTIC OFFICES TOTALED $553.2 MILLION,
       $510.6 MILLION AND $370.5 MILLION AT DECEMBER 31, 1996, 1995
       AND 1994, RESPECTIVELY.
(3) -- A MAJORITY OF TIME DEPOSITS ARE IN AMOUNTS OF $100 THOUSAND OR MORE.

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

FOREIGN RESERVE FOR LOAN LOSSES

                               1996     1995     1994
-------------------------------------------------------
Balance, January 1          $11,968  $ 22,899  $27,785

Provision for Loan Losses    (3,368)  (13,192)  (7,899)

Loans Charged Off               260     6,107    3,219
Less: Recoveries on
  Charged-Off Loans           5,513     8,399    5,034
-------------------------------------------------------
Net (Recoveries)Charge-Offs  (5,253)   (2,292)  (1,815)

Foreign Exchange
  Translation Adjustments     1,365       (31)   1,198
=======================================================
Balance, December 31        $15,218  $ 11,968  $22,899


GEOGRAPHICAL PERFORMANCE

                                                                                      INCOME (LOSS)      NET
                                                 TOTAL ASSETS   TOTAL     TOTAL     BEFORE TAXES AND   INCOME
                                                 DECEMBER 31,  REVENUE   EXPENSES   MINORITY INTEREST  (LOSS)
---------------------------------------------------------------------------------------------------------------

Middle East and Africa                       1996  $ 33,747    $ 9,404    $ 7,480      $ 1,924         $ 1,760
                                             1995    52,980      7,925      4,706        3,219           3,206
                                             1994    53,890     10,581     11,704       (1,123)         (1,105)
---------------------------------------------------------------------------------------------------------------

 Europe                                      1996  $376,890    $44,803    $35,637      $ 9,166         $ 8,387
                                             1995   266,821     37,451     22,242       15,209          15,150
                                             1994   291,837     22,825     11,592       11,233          11,054
---------------------------------------------------------------------------------------------------------------

Asia/Pacific                                 1996  $  7,696    $ 3,057    $ 2,431      $   626         $   572
                                             1995    11,425      1,557        925          632             630
                                             1994    12,122      3,184      1,765        1,419           1,396
---------------------------------------------------------------------------------------------------------------

South and Central America                    1996  $  5,067    $   926    $   736      $   190         $   174
                                             1995     3,911        467        277          190             189
                                             1994     9,869      7,940      3,192        4,748           4,673
---------------------------------------------------------------------------------------------------------------

Caribbean                                    1996  $ 13,042    $ 3,721    $ 2,960      $   761         $   696
                                             1995    28,819     11,078      6,579        4,499           4,482
                                             1994    26,093      1,209      1,780         (571)           (562)
---------------------------------------------------------------------------------------------------------------

Other                                        1996  $ 11,905    $ 2,012    $ 1,600      $   412         $   377
                                             1995    15,058      1,374        815          559             557
                                             1994    13,654      1,353        690          663             653
===============================================================================================================

Total Foreign (1)                            1996  $448,347    $63,923    $50,844      $13,079         $11,966
                                             1995   379,014     59,852     35,544       24,308          24,214
                                             1994   407,465     47,092     30,723       16,369          16,109
===============================================================================================================

Percentage of Foreign                        1996         9%        16%        16%          18%             18%
  To Consolidated                            1995         8         16         12           28              28
                                             1994         9         13         10           49              47

[FN]
(1) -- FOREIGN ASSETS AT DECEMBER 31, 1996, 1995 AND 1994, EXCLUDE NET
       POOL FUNDS CONTRIBUTED BY FOREIGN ACTIVITIES TO FUND DOMESTIC ACTIVITIES.

NOTE 16.  PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF INCOME

                                                                          YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1996           1995          1994
------------------------------------------------------------------------------------------------------------
REVENUES
Dividends from Subsidiaries                                        $    481      $  1,674       $  1,850
Interest on Time Deposit Placements                                    --            --               43
Interest on Reverse Repurchase Agreements                             5,228         6,153          6,287
Interest and Dividends on Securities Held-to-Maturity                  --            --              217
Interest and Dividends on Securities Available for Sale                 233           471           --
Other Operating Income                                                2,989         2,329          1,484
------------------------------------------------------------------------------------------------------------

Total Revenues                                                        8,931        10,627          9,881

OPERATING EXPENSES
Interest Expense                                                     19,280        19,176         20,229
Other Operating Expenses                                              2,556         3,082          4,710
------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                             21,836        22,258         24,939
------------------------------------------------------------------------------------------------------------

Loss before Taxes                                                   (12,905)      (11,631)       (15,058)
Applicable Income Tax (Benefit) Expense (1)                          (5,501)       (4,886)       (10,478)
------------------------------------------------------------------------------------------------------------

Loss before Undistributed Earnings of Subsidiaries                   (7,404)       (6,745)        (4,580)
Undistributed Earnings of Subsidiaries                               73,347        94,547         38,599
============================================================================================================

NET INCOME                                                         $ 65,943      $ 87,802       $ 34,019

[FN]
(1) -- APPLICABLE INCOME TAXES ARE PROVIDED FOR BASED ON PARENT
       CORPORATION INCOME ONLY AND DO NOT REFLECT THE TAX EXPENSE
       OR BENEFIT OF THE SUBSIDIARIES' OPERATIONS.


STATEMENTS OF CONDITION

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    1996          1995
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                          $  1,374       $  1,015
Intercompany Reverse Repurchase Agreements                                        218,650        109,700
Securities Available for Sale (at Market Value)                                      --            4,700
Premises and Equipment, Net                                                         4,457          9,346
Investment in Subsidiaries                                                        538,528        458,221
Other Assets                                                                       16,036         16,632
============================================================================================================

TOTAL                                                                            $779,045       $599,614

LIABILITIES
Other Liabilities                                                                $  7,104       $  5,320
Long-Term Debt:
  Subordinated Capital Notes due 1996                                                --           26,100
  Subordinated Debentures due 2009                                                 66,525         66,525
  Subordinated Notes due 2006                                                     125,000        125,000
  Junior Subordinated Deferrable Interest Debentures, Series A, due 2026          154,640           --
------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                              346,165        217,625
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 353,269        222,945
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                                              425,776        376,669
============================================================================================================

TOTAL                                                                            $779,045       $599,614

PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    1996            1995           1994
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $ 65,943       $ 87,802      $  34,019
Adjustments to Reconcile Net Income to Net Cash
  (Used In) Provided by Operating Activities:
  Depreciation and Purchase Accounting Adjustments                    592          1,349          1,431
  (Gain) Loss on Securities Available for Sale                     (1,200)          --            1,198
  Decrease (Increase) in Other Assets                                 961          6,785        (10,326)
  Increase (Decrease) in Other Liabilities                          1,784           (718)         8,163
  Undistributed Earnings of Subsidiaries                          (73,347)       (94,547)       (38,599)
-------------------------------------------------------------------------------------------------------------
   Total Adjustments                                              (71,210)       (87,131)       (38,133)
-------------------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Operating Activities                (5,267)           671         (4,114)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Maturities of Securities Held-to-Maturity            --             --          134,783
  Purchase of Securities Available for Sale                          --             --          (10,000)
  Proceeds from Maturities of Securities Available for Sale         5,000          5,000           --
  Net Increase in Premises                                            (10)           (21)          (252)
  Net Increase in Investment in Subsidiaries                       (4,640)          --              (11)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                             350          4,979        124,520
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Short-Term Borrowings                              --             --         (134,660)
  Net Proceeds from the Issuance of Long-Term Debt                154,640           --          121,250
  Repayments of Long-Term Debt                                    (26,100)          --         (120,700)
  Net Proceeds from the Repurchase of Preferred Stock                --             --          (19,113)
  Net Proceeds from Issuance of Common Stock                          985            272            201
  Dividend Payments - Preferred Shares                            (10,750)       (10,750)       (12,124)
                    - Common Shares                                (4,549)          --             --
  Other, Net                                                         --             --             (162)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               114,226        (10,478)      (165,308)
------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                      --               44            893
------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents              109,309         (4,784)       (44,009)

Cash and Cash Equivalents at Beginning of  Year                   110,715        115,499        159,508
============================================================================================================

Cash and Cash Equivalents at End of  Year                        $220,024       $110,715      $ 115,499

Supplemental Disclosures:
  Interest Paid                                                  $ 18,295       $ 19,181      $  19,145
  Income Tax Refunds                                               (5,042)        (7,870)        (7,409)


NOTE 17.  SUBSEQUENT EVENT

On March 4, 1997, the Corporation formed an additional Delaware business trust, Riggs Capital II, for the purpose of issuing preferred securities. Riggs Capital II, a wholly-owned subsidiary of the Corporation, issued 200,000 shares of 8.875% Trust Preferred Securities, Series C on March 12, 1997, with a liquidation preference of $1,000 per share, for a total of $200 million. The Trust Preferred Securities, Series C, cannot be redeemed until March 15, 2007 and have a maturity of March 15, 2027. Riggs Capital II invested all the proceeds from its common and preferred stock sales in Junior Subordinated Deferrable Interest Debentures, Series C, which have comparable rates, dividend payment dates and maturity as the Trust Preferred Securities, Series C. These Securities will also enhance the capital ratios of the Corporation and will be available for its general corporate purposes.

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

  The Board of Directors has an Audit Committee composed of five outside and independent directors. The Committee meets periodically with the independent public accountants, internal auditors and management to determine the effectiveness of the internal control system and to review the scope and/or results of audits and other related matters. The independent public accountants and internal auditors have direct access to the Corporation's Audit Committee.

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


/s/ JOE L. ALLBRITTON         /s/ TIMOTHY C. COUGHLIN    /s/ JOHN L. DAVIS

Joe L. Allbritton             Timothy C. Coughlin        John L. Davis
Chairman of the Board and     President                  Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO RIGGS NATIONAL CORPORATION:

  We have audited the accompanying consolidated statements of condition of RIGGS NATIONAL CORPORATION (a Delaware corporation) and its subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of Riggs National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Washington, D.C.,
   January 14, 1997 (except with respect to the matter discussed in Note 17, as to which the date is March 12, 1997).

SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL INFORMATION

                                                                                      1996
                                                                 -------------------------------------------
Unaudited for the Years Ended December 31, 1996, 1995 and 1994     FIRST     SECOND      THIRD      FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          QUARTER    QUARTER    QUARTER     QUARTER
------------------------------------------------------------------------------------------------------------

Interest Income                                                  $74,570    $71,740     $72,811     $74,077
Interest Expense                                                  35,638     34,467      35,059      34,727
------------------------------------------------------------------------------------------------------------

Net Interest Income                                               38,932     37,273      37,752      39,350
Less:  Provision for Loan Losses                                    --         --          --          --
------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses               38,932     37,273      37,752      39,350
Noninterest Income                                                25,575     25,742      21,174      23,686
Noninterest Expense                                               43,004     43,931      44,047      45,965
------------------------------------------------------------------------------------------------------------

Income before Taxes and Minority Interest                         21,503     19,084      14,879      17,071
Applicable Income Tax (Benefit) Expense                               52     (2,370)      3,062       5,430
Minority Interest in Dividends of Subsidiary, Net of Taxes         --          --         --            420
============================================================================================================

NET INCOME                                                        21,451     21,454      11,817      11,221
Less:  Dividends on Preferred Stock                                2,688      2,687       2,688       2,687
------------------------------------------------------------------------------------------------------------

Net Income Available for Common Stock                            $18,763    $18,767     $ 9,129     $ 8,534
------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE                                        $   .61    $   .62     $   .29     $   .27






CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION

                                        1996           1995          1994          1993           1992
------------------------------------------------------------------------------------------------------------
NET INCOME TO AVERAGE:
Earning Assets                          1.56%          2.13%          .84%        (2.18)%         (.46)%
Total Assets                            1.40           1.92           .76         (1.91)          (.40)
Stockholders' Equity                   16.48          28.25         12.01        (42.84)         (7.99)
------------------------------------------------------------------------------------------------------------

AVERAGE:
Loans to Deposits                      67.19%         67.91%        69.80%        51.65 %        55.33 %
Stockholders' Equity to Loans          15.64          12.22         10.89         10.08          10.26
Stockholders' Equity to Deposits       10.51           8.30          7.60          5.21           5.68
Stockholders' Equity to Assets          8.48           6.80          6.29          4.46           5.00
------------------------------------------------------------------------------------------------------------

AT DECEMBER 31:

Reserve for Loan Losses to Net Loans    2.44%          2.20%         3.81%         3.42 %         3.86 %

Common Stockholders                    3,058          3,236         3,712         4,488          4,481
Employees                              1,519          1,576         1,624         1,667          2,147
Banking Offices                           63             65            68            75             76
------------------------------------------------------------------------------------------------------------

PER SHARE DATA:
Dividend Payout Ratio                   8.38%         n/a           n/a           n/a            n/a
Average Common Shares Outstanding 30,317,572     30,257,585    30,230,213    26,208,315     24,534,063
Book Value per Common Share           $10.88          $9.30         $5.70         $5.92          $8.98
------------------------------------------------------------------------------------------------------------

                      1995                                                       1994
----------------------------------------------             -------------------------------------------------
    FIRST      SECOND      THIRD      FOURTH                   FIRST     SECOND      THIRD      FOURTH
   QUARTER     QUARTER    QUARTER     QUARTER                 QUARTER    QUARTER    QUARTER     QUARTER
------------------------------------------------------------------------------------------------------------
   $72,225    $76,475   $ 75,863     $74,236                  $63,898   $64,423     $67,419    $70,265
    34,173     38,488     38,508      36,652                   26,939    26,189      27,936     31,659
------------------------------------------------------------------------------------------------------------

    38,052     37,987     37,355      37,584                   36,959    38,234      39,483     38,606
      --         --      (55,000)       --                      2,100     2,100       2,100       --
------------------------------------------------------------------------------------------------------------

    38,052     37,987     92,355      37,584                   34,859    36,134      37,383     38,606
    17,998     18,338     18,345      19,323                   26,771    22,562      18,793     17,398
    47,151     46,870     53,994      43,819                   53,587    49,556      47,775     48,102
------------------------------------------------------------------------------------------------------------

     8,899      9,455     56,706      13,088                    8,043     9,140       8,401      7,902
       104         87         64          91                      130      (693)        171       (141)
      --         --          --         --                       --         --         --          --
============================================================================================================

     8,795      9,368     56,642      12,997                    7,913     9,833       8,230      8,043
     2,688      2,687      2,688       2,687                    3,345     3,046       3,045      2,688
------------------------------------------------------------------------------------------------------------

   $ 6,107    $ 6,681   $ 53,954     $10,310                  $ 4,568   $ 6,787     $ 5,185    $ 5,355
------------------------------------------------------------------------------------------------------------

   $   .20    $   .22   $   1.78     $   .34                  $   .15   $   .23     $   .17    $   .17






QUARTERLY STOCK INFORMATION (1)

                                                                                          Dividends
                                                                         Price Range      Declared
                                                                        High     Low      and Paid
-------------------------------------------------------------------------------------------------------
1996  FOURTH QUARTER                                                 $18.00    $15.625      $.05
      THIRD QUARTER                                                   17.125    11.50        .05
      SECOND QUARTER                                                  12.75     11.875       .05
      FIRST QUARTER                                                   14.25     11.75         --
-------------------------------------------------------------------------------------------------------

1995  Fourth Quarter                                                 $14.625   $12.25       $ --
      Third Quarter                                                   13.625     9.75         --
      Second Quarter                                                  10.50      9.125        --
      First Quarter                                                    9.50      7.875        --
-------------------------------------------------------------------------------------------------------

1994  Fourth Quarter                                                 $10.50    $ 7.50       $ --
      Third Quarter                                                   11.25      8.75         --
      Second Quarter                                                  10.25      7.75         --
      First Quarter                                                   10.75      8.375        --
-------------------------------------------------------------------------------------------------------

[FN]
(1) -- THE HIGH AND LOW INFORMATION LISTED ABOVE REPRESENTS HIGH AND LOW SALES PRICES AS REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM.

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                           1996                    1995                     1994
------------------------------------------------------------------------------------------------------------
                                  AVERAGE  INCOME/ YIELDS/  AVERAGE INCOME/ YIELDS/ AVERAGE  INCOME/ YIELDS/
(IN THOUSANDS)                   BALANCES  EXPENSE  RATES  BALANCES EXPENSE  RATES BALANCES  EXPENSE   RATES
------------------------------------------------------------------------------------------------------------
ASSETS
Loans, Net of Unearned Discounts $232,716  $18,064   7.76% $195,058 $16,229  8.32% $237,617  $18,397  7.74%
Securities                          --       --      --       --      --      --      5,967      909 15.23
Time Deposits with Other Banks    153,717    8,623   5.61   158,063  10,200  6.45   132,753    6,286  4.74
Pool Funds Provided, Net (1)      536,683   29,517   5.50   462,003  27,905  6.04   285,210   13,547  4.75
------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS AND
  AVERAGE RATE EARNED             923,116   56,204   6.09   815,124  54,334  6.66   661,547   39,139  5.92
Less:  Reserve for Loan Losses     13,162                    18,436                  24,589
Cash and Due from Banks            26,946                    24,501                  25,571
Premises and Equipment, Net        15,025                    15,607                  16,482
Other Assets                        8,121                     9,380                  17,710
============================================================================================================

TOTAL ASSETS                     $960,046                  $846,176                $696,721

LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Savings, NOW and Money Market  $302,031  $10,189   3.37% $247,755  $7,750  3.13% $252,225  $ 6,047  2.40%
  Other Time                      340,215   19,728   5.80   311,832  18,975  6.09   207,427   11,341  5.47
------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits   642,246   29,917   4.66   559,587  26,725  4.78   459,652   17,388  3.78
Short-Term Borrowings              52,492    2,525   4.81    36,062   1,883  5.22     4,093      135  3.29
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING FUNDS AND
  AVERAGE RATE INCURRED           694,738   32,442   4.67   595,649  28,608  4.80   463,745   17,523  3.78
Demand Deposits                   155,205                   144,322                 143,470
Other Liabilities and
  Stockholders' Equity            110,103                   106,205                  89,506
============================================================================================================

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY           $960,046                  $846,176                $696,721
============================================================================================================
NET INTEREST INCOME AND SPREAD             $23,762   1.42%          $25,726  1.86%           $21,616  2.14%

NET INTEREST MARGIN ON EARNING ASSETS                2.57%                   3.16%                    3.27%

[FN]
(1) -- POOL FUNDS PROVIDED, NET, ARE AMOUNTS CONTRIBUTED BY FOREIGN ACTIVITIES TO FUND DOMESTIC ACTIVITIES.



FOREIGN NET INTEREST INCOME CHANGES(1)

                                              1996 VERSUS 1995                    1995 VERSUS 1994
------------------------------------------------------------------------------------------------------------
                                        DUE TO      DUE TO     TOTAL         DUE TO     DUE TO    TOTAL
(IN THOUSANDS)                           RATE       VOLUME    CHANGE          RATE      VOLUME   CHANGE
------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, Including Fees                $(1,147)    $2,982     $ 1,835        $1,304    $(3,472)  $(2,168)
  Securities                               --         --          --           (455)      (454)     (909)
  Time Deposits with Other Banks        (1,302)      (275)     (1,577)        2,560      1,354     3,914
  Pool Funds Supplied, Net              (2,648)     4,260       1,612         4,374      9,984    14,358
------------------------------------------------------------------------------------------------------------
Total Interest Income                   (5,097)     6,967       1,870         7,783      7,412    15,195

Interest Expense:
  Savings, NOW and
   Money Market Accounts                   639      1,800       2,439         1,812       (109)    1,703
  Other Time Deposits                     (935)     1,688         753         1,403      6,231     7,634
  Short-Term Borrowings                   (158)       800         642           121      1,627     1,748
------------------------------------------------------------------------------------------------------------
Total Interest Expense                    (454)     4,288       3,834         3,336      7,749    11,085
------------------------------------------------------------------------------------------------------------

Net Interest Income                    $(4,643)    $2,679     $(1,964)       $4,447    $  (337)  $ 4,110

[FN]
(1) -- THE DOLLAR AMOUNT OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO CHANGES IN RATE/VOLUME (CHANGE IN RATE MULTIPLIED BY CHANGE IN VOLUME) HAS BEEN ALLOCATED BETWEEN RATE AND VOLUME VARIANCES BASED ON THE PERCENTAGE RELATIONSHIP OF SUCH VARIANCES TO EACH OTHER.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                  PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item pertaining to directors of the Corporation is included in the Corporation's proxy statement for its 1997 Annual Meeting of Stockholders. The information required by this Item pertaining to executive officers of the Corporation is as follows:

EXECUTIVE OFFICER*                      POSITION                                                     AGE
Joe L. Allbritton       Chairman of the Board and Chief Executive Officer of the Corporation
                          and Chairman of the Board, Riggs Bank N.A.                                  72
Robert L. Sloan         Vice Chairman of the Board                                                    50
Timothy C. Coughlin     President of the Corporation and Vice Chairman of the Board, Riggs Bank N.A.  54
Fred L. Bollerer        Director of the Corporation and President and Chief Executive Officer
                          of Riggs Bank N.A.                                                          54
John L. Davis           Chief Financial Officer of the Corporation and Executive Vice
                          President and Chief Financial Officer of Riggs Bank N.A.                    55
Joseph W. Barr          Executive Vice President of Riggs Bank N.A.
                          Community Banking                                                           47
Henry A. Dudley, Jr.    Executive Vice President and Chief Trust Officer of Riggs Bank N.A.           50
Timothy A. Lex          Director of the Corporation and Executive Vice President
                          and Chief Operating Officer of Riggs Bank N.A.                              39
Linda A. Madrid         Corporate Secretary of the Corporation and Senior Vice President,
                          Managing Director of Legal Affairs and Corporate Secretary
                          of Riggs Bank N.A.                                                          37
David W. Scott          Senior Vice President and Chief Credit Officer of Riggs Bank N.A.             35
Alfred J. Serafino      Executive Vice President of Riggs Bank N.A.
                          Relationship Banking                                                        48

[FN]
* EXECUTIVE OFFICERS OF RIGGS NATIONAL CORPORATION, INCLUDING CERTAIN EXECUTIVE OFFICERS OF RIGGS BANK N.A., AS OF JANUARY 15, 1997.

EXPERIENCE OF MANAGEMENT

JOE L. ALLBRITTON has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs Bank N.A. since 1983 and was the Chief Executive Officer of Riggs Bank N.A. from 1982 to June 1993. Mr. Allbritton is the beneficial owner of approximately 34% of the Common Stock of the Corporation as of March 26, 1997. He also serves as Chairman of the Board of, and is the owner of, Perpetual Corporation, Allbritton Communications Company, Westfield News Advertiser, Inc. and University Bancshares, Inc.

ROBERT L. SLOAN was appointed Vice Chairman of the Board in July, 1994. Mr. Sloan has served as a Director of the Corporation since May 1993. Mr. Sloan also is Chief Executive Officer of Sibley Memorial Hospital.

TIMOTHY C. COUGHLIN has served as President of the Corporation  since 1992.
He served as President and Chief Operating Officer of Riggs Bank N.A. from 1983 to 1992. He has been a Director of the Corporation since 1988 and a Director of Riggs Bank N.A. since 1983.

FRED L. BOLLERER has served as President and Chief Executive Officer of Riggs Bank N.A. since July 1994 after serving as Executive Vice President in charge of the General Banking Group since October 1993. During 1988 and 1989, Mr. Bollerer was the President and Chief Operating Officer of First American, N.A. of Washington, D.C. From 1989 to 1993, Mr. Bollerer was the Chairman and Chief Executive Officer of First American Metro Corporation.

JOHN L. DAVIS has served as Chief Financial Officer of the Corporation and Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since June 1993. Mr. Davis served as Senior Vice President and Controller of First Florida Bank, N.A. from 1990 to 1992 and as Senior Vice President and Chief Financial Officer of First Union National Bank of Georgia from 1987 to 1990.

JOSEPH W. BARR has served as Executive Vice President in charge of Community Banking since July 1993. He served as Executive Vice President in charge of Retail Banking at First American Metro Corp. from 1992 to June 1993 and as Executive Vice President in charge of Community Banking at Perpetual Savings Bank, F.S.B. from 1989 to 1992.

HENRY A. DUDLEY, JR., Executive Vice President, has served as Chief Trust Officer in charge of Financial Services, which includes the Trust Division, Riggs Investment Management Corporation (RIMCO), and the Domestic Private Banking Division, since 1994. He previously served as Executive Vice President of the Domestic Private Banking Division, Senior Vice President of Corporate Banking and Vice President of the International Division.

TIMOTHY A. LEX, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A., in charge of Relationship, International and Retail Banking since 1995. Mr. Lex has served in various management positions during the past 12 years, including such positions as Managing Director of Riggs AP Bank and President and Chief Executive Officer of the former Riggs National Bank of Virginia.

LINDA A. MADRID, was appointed Managing Director of Legal Affairs and
Corporate Secretary of the Corporation and Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs Bank N.A. in 1996. Ms. Madrid has served as the Litigation Manager of Riggs Bank N.A. from 1993 to 1996. Prior to 1993, Ms. Madrid practiced law in private practice and also served as an Assistant General Counsel for AMTRAK.

DAVID W. SCOTT, Senior Vice President has served as Chief Credit Officer of Riggs Bank N.A. since 1995. Mr. Scott has served in various management positions during the past 10 years, including such positions as Head of Loan Review and Chief Credit Officer of Riggs AP Bank.

ALFRED J. SERAFINO serves as Executive Vice President-Relationship Banking.
He has also served as Executive Vice President in Commercial Banking and President and Chief Executive Officer of the former Riggs National Bank of
Maryland. Mr. Serafino served as Regional Executive Officer in charge of the Maryland West Commercial Division at Sovran Bank for 12 years.

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



                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

14(A) FINANCIAL STATEMENTS                                            PAGE(S)

The following are submitted under Item 8:

      Consolidated Statements of Income--Years Ended
        December 31, 1996, 1995 and 1994.                                  30
      Consolidated Statements of Condition--
        At December 31, 1996 and 1995.                                     31
      Consolidated Statements of Changes in
        Stockholders' Equity--Years Ended December 31, 1996,
        1995 and 1994.                                                     32
      Consolidated Statements of Cash Flows--Years Ended
        December 31, 1996, 1995 and 1994.                                  33
      Notes to Consolidated Financial Statements
        as of December 31, 1996, 1995 and 1994.                         34-61
      Management's Report on Financial Statements                          62
      Report of Independent Public Accountants                             63

14(B) REPORTS ON FORM 8-K

On December 13, 1996, the Corporation filed a Form 8-K, announcing that Riggs Capital, a wholly-owned subsidiary of Riggs National Corporation, sold 150,000 shares of redeemable Trust Preferred Securities, liquidation amount of $1,000, for a total of $150 million at an annual dividend rate of 8.625 percent.

14(C) EXHIBITS

The exhibits listed on the Index to Exhibits on Pages 71 through 72 hereof are incorporated by reference or filed herewith in response to this item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGGS NATIONAL CORPORATION


JOE L. ALLBRITTON*
--------------------
Joe L. Allbritton,
Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


TIMOTHY C. COUGHLIN*                              President
------------------------
Timothy C. Coughlin

JOHN L. DAVIS*                                    Chief Financial Officer
------------------------                           (Principal Financial
John L. Davis                                      and Accounting Officer)

BARBARA B. ALLBRITTON*      Director      DAVID J. GLADSTONE*      Director
---------------------                     -------------------
(Barbara B. Allbritton)                   (David J. Gladstone)

ROBERT L. ALLBRITTON*       Director      LAWRENCE I. HEBERT*      Director
--------------------                      ------------------
(Robert L. Allbritton)                    (Lawrence I. Hebert)

FREDERICK L. BOLLERER*      Director      MICHAEL J. JACKSON*      Director
----------------------                    -------------------
(Frederick L. Bollerer)                   (Michael J. Jackson)

CALVIN CAFRITZ*             Director      TIMOTHY A. LEX*          Director
--------------                            --------------
(Calvin Cafritz)                          (Timothy A. Lex)

CHARLES A. CAMALIER, III*   Director      LEO J. O'DONOVAN, S.J.*  Director
------------------------                  ----------------------
(Charles A. Camalier, III)                (Leo J. O'Donovan, S.J.)

RONALD E. CUNEO*            Director      STEVEN B.PFEIFFER*       Director
---------------                           -----------------
(Ronald E. Cuneo)                         (Steven B. Pfeiffer)

FLOYD E. DAVIS, III*        Director      JOHN A. SARGENT*         Director
-------------------                       ---------------
(Floyd E. Davis, III)                     (John A. Sargent)

JACQUELINE C. DUCHANGE*     Director      ROBERT L. SLOAN*         Vice Chairman
-----------------------                   ---------------           of the Board
(Jacqueline C. Duchange)                  (Robert L. Sloan)

MICHELA A. ENGLISH*         Director      JAMES W. SYMINGTON*      Director
------------------                        ------------------
(Michela A. English)                      (James W. Symington)

JAMES E. FITZGERALD*        Director      JACK VALENTI*            Director
-------------------------                 ------------
(James E. Fitzgerald)                     (Jack Valenti)

HEATHER S. FOLEY*           Director      EDDIE N. WILLIAMS*       Director
----------------                          ------------------
(Heather S. Foley)                        (Eddie N. Williams)


*By: /s/ LINDA A. MADRID
     ---------------------------------
     Linda A. Madrid, Attorney-in-fact
     March 27, 1997

                                        INDEX TO EXHIBITS

 EXHIBIT
   NO.                                     DESCRIPTION                                                     PAGES
--------------------------------------------------------------------------------------------------------------------

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

 EXHIBIT
   NO.                                     DESCRIPTION                                                     PAGES
--------------------------------------------------------------------------------------------------------------------

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

 (10.8)   Letter Confirming Compensation of the President of The Riggs National Bank of
          Washington, D.C, dated October 5, 1994. (Incorporated by reference to the Registrant's
          Form 10-Q for the quarter ended September 30, 1994, SEC File No. 0-9756.)

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

  (21)    Subsidiaries of the Registrant: The Corporation's only significant subsidiaries, as defined in Regulation S-X, are Riggs Bank N.A., organized under the national banking laws of the United States and Riggs AP Bank Limited, organized under the laws of the United Kingdom.

  (22)    Proxy Statement dated October 6, 1989 and incorporated by reference (Commission
          File No. 0-9756.)

  (24)    Power of Attorney                                                                                Exhibit 24
                                                                                                              1-25
Exhibits omitted are not required or not applicable.


[FN]
PORTIONS OF RIGGS NATIONAL CORPORATION'S DEFINITIVE PROXY STATEMENT TO STOCKHOLDERS, EXCEPT FOR ITEMS 402 (K) AND (L) OF REGULATION S-K ARE INCORPORATED BY REFERENCE IN PARTS I AND III OF THIS ANNUAL REPORT.