Form 10-Q
period 1997-03-31
RIGGS NATIONAL CORP
filed 1997-05-13
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                          Commission File Number 0-9756

                           RIGGS NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               52-1217953
             --------------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification No.)

              1503 Pennsylvania Avenue, N.W., Washington, D.C. 20005
             --------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

                                 (301) 887-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $2.50 par value                30,374,546  shares
      -----------------------------          -----------------------------
             (Title of Class)                (Outstanding at May 12, 1997)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                      PAGE NO.

Item 1.        Financial Statements-Unaudited

               Consolidated Statements of Income
               Three months ended March 31, 1997 and 1996                                     3

               Consolidated Statements of Condition
               March 31, 1997 and 1996, and December 31, 1996                                 4

               Consolidated Statements of Changes in Stockholders' Equity
               Three months ended March 31, 1997 and 1996                                     5

               Consolidated Statements of Cash Flows
               Three months ended March 31, 1997 and 1996                                     6

               Financial Ratios and Other Financial Data                                      7

               Notes to Consolidated Financial Statements                                  8-12


Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 13-25



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

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                                                THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                                        MARCH 31,
                                                                                                     -----------------------------

                                                                                                          1997            1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans                                                                            $50,204          $51,609
  Interest on Securities Available for Sale                                                              18,060           14,241
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                                                      2,018            3,413
      Federal Funds Sold and Reverse Repurchase Agreements                                                6,787            5,307
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                                                   8,805            8,720
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Income                                                                                  77,069           74,570

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                            1,719            4,647
      Money Market Deposit Accounts                                                                      12,258            8,493
      Time Deposits in Domestic Offices                                                                   8,877           10,271
      Time Deposits in Foreign Offices                                                                    5,525            4,597
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                                             28,379           28,008
----------------------------------------------------------------------------------------------------------------------------------

  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                                                   2,695            2,702
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                                            210              165
      Long-Term Debt                                                                                      4,368            4,763
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                              7,273            7,630
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                                                 35,652           35,638
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                                                    41,417           38,932
  Less:  Provision for Loan Losses                                                                            -                -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                                    41,417           38,932

NONINTEREST INCOME
  Service Charges and Fees                                                                                8,688            8,673
  Trust Income                                                                                            8,646            7,874
  Other Noninterest Income                                                                                2,305            3,075
  Securities Gains, Net                                                                                       2            5,953
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                                               19,641           25,575

NONINTEREST EXPENSE
  Salaries and Wages                                                                                     15,157           14,621
  Pensions and Other Employee Benefits                                                                    3,620            3,869
  Occupancy, Net                                                                                          4,416            5,291
  Data Processing Services                                                                                4,628            4,470
  Furniture and Equipment                                                                                 2,161            1,862
  Advertising and Public Relations                                                                        1,355            1,371
  FDIC Insurance                                                                                            106                3
  Other Real Estate Owned Expense (Income), Net                                                            (147)              (3)
  Other Noninterest Expense                                                                              12,516           11,520
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                                              43,812           43,004
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                                              17,246           21,503
  Applicable Income Tax Expense                                                                           4,069               52
  Minority Interest in Income of Subsidiaries, Net of Taxes                                               2,711                -
----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                             10,466           21,451

  Dividends on Preferred Stock                                                                           (2,688)          (2,688)
----------------------------------------------------------------------------------------------------------------------------------
  Net Income Available for Common Stock                                                                 $ 7,778          $18,763

EARNINGS PER COMMON SHARE                                                                               $   .25          $   .61

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                        MARCH 31,        MARCH 31,       DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                             1997              1996             1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                         $  154,128        $  261,537      $  211,144
  Money Market Assets:
      Time Deposits with Other Banks                                                 168,277           234,743         281,126
      Federal Funds Sold and Reverse Repurchase Agreements                           545,000           355,000         540,000
--------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                          713,277           589,743         821,126

  Securities Available for Sale (at Market Value)                                  1,551,597         1,149,332       1,162,503
  Loans                                                                            2,586,905         2,507,499       2,637,834
  Reserve for Loan Losses                                                             63,595            57,227          64,486
--------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        2,523,310         2,450,272       2,573,348

  Premises and Equipment, Net                                                        165,917           156,324         166,074
  Accrued Interest Receivable                                                         26,694            40,028          30,042
  Other Real Estate Owned, Net                                                        27,320            32,706          28,121
  Other Assets                                                                       146,403           131,289         142,742
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $5,308,646        $4,811,231      $5,135,100

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                             $  852,618        $  814,369      $  892,594
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       450,461           863,783         472,625
      Money Market Deposit Accounts                                                1,484,866           966,781       1,488,730
      Time Deposits in Domestic Offices                                              813,539           818,308         820,748
      Time Deposits in Foreign Offices                                               435,103           328,901         375,986
--------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  3,183,969         2,977,773       3,158,089
--------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   4,036,587         3,792,142       4,050,683

  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              237,129           347,017         237,166
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                      21,024            17,923          18,068
--------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        258,153           364,940         255,234

  Other Liabilities                                                                   50,121            46,450          61,882
  Long-Term Debt                                                                     191,525           217,625         191,525
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,536,386         4,421,157       4,559,324

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                        350,000                 -         150,000
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at March 31, 1997 and 1996, and
          December 31, 1996;  Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
          at March 31, 1997 and 1996, and December 31, 1996                            4,000             4,000           4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at March 31, 1997 and 1996, and
          December 31, 1996
      Shares Issued - 31,275,294 at March 31, 1997, 31,194,262 at
          March 31, 1996 and 31,273,344 at December 31, 1996                          78,188            77,986          78,183
  Surplus - Preferred Stock                                                           91,192            91,192          91,192
  Surplus - Common Stock                                                             157,072           156,463         157,060
  Foreign Exchange Translation Adjustments                                              (676)             (990)          1,111
  Undivided Profits                                                                  124,942            86,801         118,682
  Unrealized Loss on Securities Available for Sale, Net                               (8,735)           (1,655)           (729)
  Treasury Stock-900,798 shares at March 31, 1997 and 1996, and
         December 31, 1996                                                           (23,723)          (23,723)        (23,723)
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         422,260           390,074         425,776
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $5,308,646        $4,811,231      $5,135,100

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

                                                                                          UNREALIZED
                         PREFERRED    COMMON                  FOREIGN                      LOSS ON
                           STOCK      STOCK                  EXCHANGE                     SECURITIES                      TOTAL
                           $1.00      $2.50                 TRANSLATION     UNDIVIDED      AVAILABLE      TREASURY    STOCKHOLDERS'
                            PAR        PAR      SURPLUS     ADJUSTMENTS      PROFITS     FOR SALE, NET     STOCK          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


Balance,
  December 31, 1995      $  4,000    $ 77,938  $247,512       $   (873)     $ 68,038        $   3,777    $ (23,723)      $376,669

Net Income                      -           -         -              -        21,451                -            -         21,451

Issuance of
  Common Stock for
  Stock Option Plans,
  19,000 Shares                 -          48       143              -             -                -            -            191

Cash Dividends--
  Series B Preferred
Stock,
  $.671875 per Share            -           -         -              -        (2,688)               -            -         (2,688)

Unrealized Loss on
  Securities
Available
  for Sale, Net                 -           -         -              -             -           (5,432)           -         (5,432)

Foreign Exchange
  Translation Adjustments       -           -         -           (117)            -                -            -           (117)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  March 31, 1996         $  4,000    $ 77,986  $247,655       $   (990)     $ 86,801        $  (1,655)   $ (23,723)      $390,074



Balance,
  December 31, 1996      $  4,000    $ 78,183  $248,252       $  1,111      $118,682        $    (729)   $ (23,723)      $425,776

Net Income                      -           -         -              -        10,466                -            -         10,466

Issuance of
  Common Stock for
  Stock Option Plans,
  1,950 Shares                  -           5        12              -             -                -            -             17

Cash Dividends--
  Series B Preferred
Stock,
  $.671875 per Share            -           -         -              -        (2,688)               -            -         (2,688)
  Common Stock,
  $.05 per Share                -           -         -              -        (1,518)               -            -         (1,518)

Unrealized Loss on
  Securities
Available
  for Sale, Net                 -           -         -              -             -           (8,006)           -         (8,006)

Foreign Exchange
  Translation Adjustments       -           -         -         (1,787)            -                -            -         (1,787)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  March 31, 1997         $  4,000    $ 78,188  $248,264       $   (676)     $124,942        $  (8,735)   $ (23,723)      $422,260

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                -----------------------------
Increase (decrease) in cash and cash equivalents                                                    1997           1996
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                       $    10,466      $  21,451
  Adjustments to Reconcile Net Income to Cash
    Provided By (Used In) Operating Activities:
     Provision for Loan Losses                                                                             -              -
     Provision for Other Real Estate Owned Writedowns                                                      -            216
     Depreciation Expense and Amortization of Leasehold Improvements                                   2,843          2,750
     Amortization of Purchase Accounting Adjustments                                                     864            880
     Benefit from Deferred Taxes                                                                        (958)        (6,996)
     Gains on Securities Sales                                                                            (2)        (5,953)
     Gains on Other Real Estate Owned Sales                                                             (218)           (78)
     Decrease (Increase) in Accrued Interest Receivable                                                3,348        (10,450)
     Decrease (Increase) in Other Assets                                                                 761         (7,589)
     (Decrease) Increase in Other Liabilities                                                        (11,761)         1,861
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                   (5,123)       (25,359)
-----------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Operating Activities                                                  5,343         (3,908)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) In Time Deposits with Other Banks                                          112,849         (3,369)
  Proceeds from Maturities of Securities Available for Sale                                        1,590,661         35,155
  Proceeds from Sale of Securities Available for Sale                                                      -        738,431
  Purchase of Securities Available for Sale                                                       (1,992,087)      (955,190)
  Net Decrease in Loans                                                                               50,697         65,012
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                     1,081            650
  Net Increase in Premises and Equipment                                                              (2,686)        (4,304)
  Other, Net                                                                                            (721)          (168)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                               (240,206)      (123,783)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                           (66,004)       (65,313)
    Time Deposits                                                                                     51,908        (27,724)
    Federal Funds Purchased and Repurchase Agreements                                                    (37)       161,008
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                         2,956          2,457
  Proceeds From the Issuance of Common Stock                                                              17            191
  Minority Interest in Preferred Stock of Subsidiaries                                               200,000              -
  Dividend Payments - Preferred                                                                       (2,688)        (2,688)
                    - Common                                                                          (1,518)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                            184,634         67,931
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                       (1,787)          (117)
-----------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                            (52,016)       (59,877)
Cash and Cash Equivalents at Beginning of Period                                                     751,144        676,414
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                       $   699,128      $ 616,537


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                   $        82      $     306

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                      $    36,173      $  37,612
  Income Tax Payments                                                                                      5            697

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   --------------------------------
                                                                                        1997            1996
-------------------------------------------------------------------------------------------------------------------

PERFORMANCE:

        Net Income to Average Assets                                                         .85 %          1.84 %
        Net Income to Average Earning Assets                                                 .93            2.05
        Net Income to Average Stockholders' Equity                                         10.00           22.41
        Net Income Available to Common Stock
           to Average Common Equity                                                         9.58           26.04
        Net Interest Income to Average Earning Assets                                       3.76            3.80


PER COMMON SHARE:

        Net Income                                                                        $  .25           $ .61
        Dividends Paid per Common Share                                                   $  .05           $  --
        Book Value (at period end)                                                        $10.77           $9.73
        Common Shares Outstanding (at period end)                                     30,374,496      30,293,464
        Weighted Average Common Shares Outstanding                                    30,373,168      30,280,415


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                               .26 %           .49 %
        Nonaccrual Loans as a % of Average Loans                                             .26             .49
        Nonaccrual  and  Renegotiated  Loans  as a % of Total Loans                          .27             .60
        Nonperforming Assets as a % of Total Loans and OREO                                 1.31            1.88
        Nonperforming Assets as a % of Total Assets                                          .64             .99
        Net Charge-Offs (Recoveries) as a % of Average Loans                                 .01            (.03)
        Reserve for Loan Losses as a % of Total Loans                                       2.46            2.28
        Reserve for Loan Losses as a % of Nonaccrual and
           Renegotiated Loans                                                             921.00          380.30
        Period End Stockholders' Equity to Total Assets                                     7.95            8.11


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                             19.93 %         15.39 %
        Combined Tier I and Tier II                                                        35.50           24.26
        Leverage                                                                           11.16            8.25

RIGGS NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates, Riggs National Corporation's ("the Corporation") consolidated financial position at March 31, 1997 and 1996, and December 31, 1996 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first three months of 1997 are not necessarily indicative of the results to be expected for the full 1997 year.


NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. The weighted average shares outstanding were 30,373,168 and 30,280,415 for the first quarter of 1997 and 1996, respectively. Stock options include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan"), the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan") and the 1996 Riggs National Corporation Stock Option Plan (the "1996 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1997, options to purchase 1,116,500 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $12.00 per share. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of March 31, 1997, options to purchase 531,800 shares have been granted and remainoutstanding in the 1994 Plan at prices ranging from $9.06 to $12.38 per share. Under the 1996 Plan, options to purchase up to 2,000,000 shares may be granted to key employees of the Corporation. As of March 31, 1997, options to purchase 1,000,000 shares have been granted and remain outstanding in the 1996 Plan at a price of $12.38 per share.

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of its dilutive impact to basic EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997, thus the EPS in the Statements of Income are presented under APB No. 15. Proforma EPS under SFAS No. 128 for the three months ended March 31, 1997 and 1996, is presented below.

                                                             THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                               MARCH 31, 1997                     MARCH 31, 1996
                                                     ---------------------------------- ----------------------------------
                                                          BASIC            DILUTED           BASIC            DILUTED
                                                           EPS               EPS              EPS               EPS
                                                     ----------------- ---------------- ----------------- ----------------
Net Income                                                    $10,466          $10,466           $21,451          $21,451
Less:  Preferred Stock Dividends                                2,688            2,688             2,688            2,688
                                                     ----------------- ---------------- ----------------- ----------------
Income Available to Common Shareholders                       $ 7,778          $ 7,778           $18,763          $18,763

Weighted-Average Shares Outstanding                        30,373,168       30,373,168        30,280,415       30,280,415
Stock Option Plans                                                n/a        1,097,119               n/a          283,090
                                                     ----------------- ---------------- ----------------- ----------------
Adjusted Weighted-Average Shares Outstanding               30,373,168       31,470,287        30,280,415       30,563,505

Basic EPS                                                        $.26                               $.62
Diluted EPS                                                                       $.25                               $.61

NOTE 3. RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:
                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          -------------------------------------
                                                                                                1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Balance, Beginning of Period                                                                        $64,486           $56,546
Provision for Loan Losses                                                                                 -                 -
Loans Charged Off:
     Domestic                                                                                           755               512
     Foreign                                                                                             80                 -
-------------------------------------------------------------------------------------------------------------------------------
Total Loans Charged Off                                                                                 835               512
Recoveries on Charged-Off Loans:
     Domestic                                                                                           704               872
     Foreign                                                                                            (19)              498
-------------------------------------------------------------------------------------------------------------------------------
Total Recoveries on Charged-Off Loans                                                                   685             1,370

Net Charge-Offs (Recoveries)                                                                            150              (858)
Foreign Exchange Translation Adjustments                                                               (741)             (177)

-------------------------------------------------------------------------------------------------------------------------------
Balance, End of Period                                                                              $63,595           $57,227

NOTE 4. OTHER REAL ESTATE OWNED, NET


Changes in other real estate owned, net of reserves, are summarized as follows:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ----------------------------------
                                                                                1997              1996
-------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                      $28,121           $33,197
Additions                                                                              82               306
Deductions:
    Sales and repayments                                                              863               572
    Charge-offs                                                                         -               216
-------------------------------------------------------------------------------------------------------------
Total Deductions                                                                      863               788
Foreign exchange translation adjustments                                              (20)               (9)
-------------------------------------------------------------------------------------------------------------
Balance, end of period                                                            $27,320           $32,706

Other real estate owned income and expense consisted of the following:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ----------------------------------
                                                                                1997              1996
-------------------------------------------------------------------------------------------------------------
Other Real Estate Owned Operating Revenues                                          $ 186              $483
Net Gain on Sale of Properties                                                        218                78
-------------------------------------------------------------------------------------------------------------
Net Revenues                                                                          404               561

Provision for Other Real Estate Owned Losses                                            -               216
Selling and Other Real Estate Owned Operating Expenses                                257               342
-------------------------------------------------------------------------------------------------------------
Net Expenses                                                                          257               558
-------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned Expense (Income), Net                                 $(147)             $ (3)

NOTE 5. NEW FINANCIAL ACCOUNTING STANDARDS

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adoptive on January 1, 1997 and will be applied prospectively. The Corporation did not experience any material affect on its financial position from this implementation.

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 31, 1997, thus the EPS in the Statements of Income are presented under APB No. 15. Proforma EPS under SFAS No. 128 for the three months ended March 31, 1997 and 1996, is presented in
Note 2--"Earnings per Common Share".

NOTE 6. INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three month periods ended March 31, 1997 and 1996, was as follows:

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                           -----------------------------------
                                                                                                 1997              1996
------------------------------------------------------------------------------------------------------------------------------
    Domestic Offices                                                                               $16,593            $20,866
    Foreign Offices                                                                                    653                637
------------------------------------------------------------------------------------------------------------------------------

      Total                                                                                        $17,246            $21,503

The provision for income taxes for the three month periods ended March 31, 1997 and 1996, consisted of the following:

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                           ------------------------------------
                                                                                                 1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Current Provision :
    Federal                                                                                        $ 4,653            $ 6,969
    State                                                                                              384                117
    Foreign                                                                                            (10)               (38)
-------------------------------------------------------------------------------------------------------------------------------
Total Current Provision                                                                              5,027              7,048

Deferred Benefit:
    Federal                                                                                            421             (6,996)
    State                                                                                             (379)                 -
    Foreign                                                                                         (1,000)                 -
-------------------------------------------------------------------------------------------------------------------------------
Total Deferred Benefit                                                                                (958)            (6,996)

-------------------------------------------------------------------------------------------------------------------------------

Applicable Income Tax Expense                                                                      $ 4,069           $     52

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES


Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at March 31, 1997 and 1996, are as follows:

                                                                               CONTRACTUAL OR
                                                                               NOTIONAL VALUE
                                                                                  MARCH 31,
                                                                         ----------------------------
                                                                             1997          1996
-----------------------------------------------------------------------------------------------------
Commitments to Extend Credit:
    Commercial                                                                $534,885      $378,864
    Real Estate:
         Commercial/Construction                                                57,894        19,163
         Mortgage                                                                8,358         4,196
         Home Equity                                                           181,024       185,003
-----------------------------------------------------------------------------------------------------
    Total Real Estate                                                          247,276       208,362
-----------------------------------------------------------------------------------------------------
    Consumer                                                                    87,848        84,731
-----------------------------------------------------------------------------------------------------
Total Commitments to Extend Credit                                            $870,009      $671,957

Letters of Credit:
    Commercial                                                                $ 94,938      $102,275
    Standby-Performance                                                          9,190         6,897
    Standby-Financial                                                           34,679        44,389
-----------------------------------------------------------------------------------------------------
Total Letters of Credit                                                       $138,807      $153,561

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                              $ 78,426      $119,292
         Commitments to Sell                                                   177,414       110,000
    Interest-Rate Swap Agreements                                              350,511       338,390
    Interest-Rate Option Contracts--
         Corridors                                                             100,000       300,000
         Caps                                                                      635            --

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

The Corporation's interest-rate swap and options contract activity for the quarter ended March 31, 1997, is as follows:


                                                          BALANCE                                      BALANCE
                                                        DECEMBER 31,                                  MARCH 31,
                                                           1996         ADDITIONS     MATURITIES        1997
----------------------------------------------------------------------------------------------------------------
Interest-Rate Swaps:
     Receive fixed/pay variable                            $200,000       $50,000        $    --       $250,000
     Receive variable/pay fixed                             100,000            --         25,000         75,000
     For Customers                                           25,137         1,009             --         26,146
Interest-Rate Option Contracts                              100,000            --             --        100,000
----------------------------------------------------------------------------------------------------------------

Total                                                      $425,137       $51,009        $25,000       $451,146

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED


INTEREST-RATE SWAP AGREEMENTS
MARCH 31, 1997                                                                                                   1997
                                                          WEIGHTED         ACCRUED    ACCRUED    UNAMORTIZED   YTD NET
                              NOTIONAL  UNREALIZED      AVERAGE RATE      INTEREST    INTEREST     FEES &      INTEREST
                                                    ---------------------
                               AMOUNT   GAIN(LOSS)   RECEIVE     PAY     RECEIVABLE   PAYABLE     PREMIUMS    INC./(EXP.)
-------------------------------------------------------------------------------------------------------------------------
   Receive fixed/pay variable,
      Maturing July 1998       $200,000  $  (2,466)      5.38%      5.56%   $  1,913   $  1,978     $      --  $    (87)
   Receive fixed/pay variable,
      Maturing January 1999      25,000       (132)      6.45       5.56         269        232            --        37
   Receive fixed/pay variable,
      Maturing February 1999     25,000        (98)      6.29       5.50         183        161            --        23
   Receive variable/pay fixed,
      Maturing April 1997        25,000        (65)      5.56       6.70         270        326            --       (72)
   Receive variable/pay fixed,
      Maturing January 1998      25,000        203       5.56       5.21         247        228            --        26
   Receive variable/pay fixed,
      Maturing January 1999      25,000        516       5.56       5.36         247        235            --        17
   Corridor,
      Maturing April 1997       100,000          --        --         --          --         --            --      (129)
   For Customers                 26,146       (263)        --         --         334        397            --       (81)
   Receive variable/pay fixed,
      Matured March 1997             --          --        --         --          --         --            --       (80)
-------------------------------------------------------------------------------------------------------------------------
Total Interest-Rate Swap
   Agreements                  $451,146  $  (2,305)                         $  3,463   $  3,557     $      -- $    (346)

During the first quarter of 1997, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's floating-rate home equity loan portfolio, which entail the receipt of fixed rates of 6.45% and 6.29%, and payments of floating rates equal to the three-month London Interbank Offered Rate ("LIBOR"), reset quarterly. These agreements mature in January 1999 and February 1999, respectively (see table above). Payments for these swap agreements are netted on a quarterly basis, with the aggregate net interest income/expense from these swap agreements being included in interest income as an adjustment to interest income recognized from the home equity loan portfolio.


NOTE 8. RECENT DEVELOPMENTS

On March 12, 1997, Riggs Capital II, a wholly-owned subsidiary of the Corporation sold at par, 200,000 shares of redeemable trust preferred securities, liquidation amount of $1,000 (the "Trust Preferred Securities"), for a total of $200 million. These securities have an annual dividend rate of 8.875 percent, payable semi-annually, beginning June 30, 1997. The Trust Preferred Securities are accounted for as a minority interest and are presented as a separate line item in the Consolidated Statements of Condition under the caption "Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures" with dividends reflected as a deduction from income before taxes and minority interest under the caption "Minority Interest in Income of Subsidiaries, Net of Taxes."

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $10.5 million, or $.25 per common share, for the quarter ended March 31, 1997, compared with net earnings of $21.5 million, or $.61 per common share, for the same quarter in 1996. The decrease in net earnings between the quarters resulted primarily from $6.0 million of nonrecurring securities gains in the first quarter of 1996 combined with $4.0 million from increased income tax expense for the first quarter of 1997.

Net interest income for the first quarter was $41.4 million, compared with $38.9 million for the first quarter of 1996, an increase of $2.5 million, or 6.4%. The increase from the prior year's quarter was primarily the result of a $368.7 million increase in average earning assets between the quarters. This increase was mostly due to proceeds received from Trust Preferred Securities sold in December 1996 and March 1997 totaling $350 million. The favorable increase in average earning assets was partially offset by a $103.2 million increase in average interest-bearing liabilities, the result of increases in the deposit portfolio between the periods. The net interest margin for the first quarter of 1997 was 3.76% compared with a margin of 3.80% for the prior year's first quarter.

Noninterest income, excluding securities gains, for the first quarter of 1997 totaled $19.6 million, an amount level with the prior year's first-quarter total. Increases in service charges and trust income totaling $787 thousand were offset by decreases in other noninterest income. Noninterest expense for 1997's first quarter totaled $43.8 million, an increase of $808 thousand, or 1.9%, from the prior year's first-quarter total. This increase was the result of increases in staff expense, furniture and equipment and other noninterest expenses, partially offset by decreases in occupancy and other real estate owned expenses.

Total assets at March 31, 1997, were $5.31 billion, up $497.4 million, or 10.3%, over the $4.81 billion level a year earlier. This growth was mostly due to increases in the securities portfolio, which totaled $402.3 million, funded by the sale of $350.0 million of Trust Preferred Securities and a $244.4 million increase in the deposit portfolio partially offset by a $106.8 million decrease in short-term borrowings.

Nonperforming assets, including other real estate owned, decreased $13.5 million, or 28.3%, to $34.2 million at March 31, 1997, when compared with 1996's first-quarter nonperforming asset total of $47.8 million. At March 31, 1997, the reserve for loan losses was $63.6 million, and the reserve to total loans ratio stood at 2.46%. Nonperforming loans totaled $6.9 million at the end of 1997's first quarter.
                                                           -13-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale and held-to-maturity follow:

                                                        MARCH 31, 1997                    MARCH 31, 1996
                                                --------------------------------  -------------------------------
                                                   AMORTIZED        MARKET/         AMORTIZED        MARKET/
              AVAILABLE FOR SALE                     COST         BOOK VALUE           COST        BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
(In thousands)
U.S. Treasury Securities                             $  962,302      $  951,296       $1,114,295      $1,110,649
Government Agencies Securities                          571,512         569,086                -               -
Obligations of States & Political Subdivisions                -               -            3,800           4,938
Mortgage-Backed Securities                                1,907           1,900                -               -
Other Securities                                         29,315          29,315           33,745          33,745
-----------------------------------------------------------------------------------------------------------------

Total                                                $1,565,036      $1,551,597       $1,151,840      $1,149,332

Securities available for sale totaled $1.55 billion at March 31, 1997 compared to $1.16 billion at year-end 1996 and $1.15 billion at March 31, 1996. The current quarter's activity included purchases of securities available for sale totaling $1.99 billion, partially offset by proceeds from maturities and curtailments of $1.59 billion. The increase from the prior year was mainly attributable to fund inflows from the sale of Trust Preferred Securities in December 1996 and March 1997 totaling $350.0 million, combined with increases in the deposit portfolio. The weighted-average maturities and yields for securities available for sale, adjusted for anticipated prepayments, was approximately 1.9 years and 5.73%, respectively, at March 31, 1997.

The maturity distribution of securities available for sale at March 31, 1997, follows:


                                                           GOVERNMENT      MORTGAGE-
                                          U.S. TREASURY     AGENCIES        BACKED         OTHER
(IN THOUSANDS)                              SECURITIES     SECURITIES     SECURITIES    SECURITIES       TOTAL
------------------------------------------------------------------------------------------------------------------
Within 1 year
     Amortized Cost                        $  387,396     $  371,530     $             $    4,563     $  763,489
     Market/Book                              386,833        371,481              -         4,563        762,877
     Yield*                                      5.31%          5.22%             -          5.02%          5.26%

After 1 but within 5 years
     Amortized Cost                           404,813        199,982              -             -        604,795
     Market/Book                              399,366        197,605              -             -        596,971
     Yield*                                      5.91%          6.17%             -             -           6.00%

After 5 but within 10 years
     Amortized Cost                           170,093              -              -             -        170,093
     Market/Book                              165,097              -              -             -        165,097
     Yield*                                      6.35%             -              -             -           6.35%

After 10 years
     Amortized Cost                                 -              -          1,907        24,752         26,659
     Market/Book                                    -              -          1,900        24,752         26,652
     Yield*                                         -              -           7.28%         6.15%          6.23%
------------------------------------------------------------------------------------------------------------------

Total Securities Available for Sale
     Amortized Cost                        $  962,302     $  571,512     $    1,907    $   29,315     $1,565,036
     Market/Book                              951,296        569,086          1,900        29,315      1,551,597
     Yield*                                      5.75%          5.55%          7.28%         5.97%          5.68%


[FN]
*Weighted-average yield to maturity at March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:

                                                        MARCH 31,          MARCH 31,         DECEMBER 31,
(IN THOUSANDS)                                            1997               1996                1996
-----------------------------------------------------------------------------------------------------------
Commercial and Financial                                $  410,955         $  346,792          $  443,557
Real Estate - Commercial/Construction                      327,775            331,102             352,015
Residential Mortgage                                     1,213,237          1,271,609           1,226,110
Home Equity                                                286,239            259,178             281,867
Consumer                                                    73,815             74,097              78,617
Foreign                                                    271,460            220,814             251,782
-----------------------------------------------------------------------------------------------------------

Loans                                                    2,583,481          2,503,592           2,633,948

 Unamortized Premium (Unearned
        Discount/Net Deferred Fees)                          3,424              3,907               3,886
-----------------------------------------------------------------------------------------------------------

Total Loans, Net                                        $2,586,905         $2,507,499          $2,637,834

At March 31, 1997, total loans outstanding (net of premiums/discounts) were $2.59 billion, compared with $2.51 billion at March 31, 1996. The increase in loans from March 31, 1996 was primarily attributable to increases in commercial and financial loans of $64.2 million, foreign loans of $50.6 million and home equity loans of $27.1 million. These increases were offset in part by the $58.4 million decrease in residential mortgage loans and the $3.3 million decrease in real estate-commercial construction loans.


REAL ESTATE - COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
MARCH 31, 1997

                                                                            GEOGRAPHIC LOCATION
                                             DISTRICT OF                                 UNITED
(IN THOUSANDS)                                COLUMBIA      VIRGINIA      MARYLAND       KINGDOM        OTHER          TOTAL
------------------------------------------------------------------------------------------------------------------------------
Land Acquisition and
    Construction Development                   $ 22,470      $ 9,366      $  9,496      $      -       $      -      $ 41,332
Multifamily Residential                          11,086       10,647         3,684             -          6,405        31,822
Commercial:
    Office Buildings                             52,122       27,724        25,638             -              -       105,484
    Retail/Shopping Centers                      31,013       11,734        13,291             -              -        56,038
    Hotels                                        1,150            -             -             -              -         1,150
    Industrial/Warehouse                          2,252       11,633         7,825             -              -        21,710
    Churches                                     26,899        4,462        15,577             -              -        46,938
    Other                                         6,062       13,226         3,947             -             66        23,301
------------------------------------------------------------------------------------------------------------------------------
Total Commercial                                119,498       68,779        66,278             -             66       254,621
------------------------------------------------------------------------------------------------------------------------------

Total  Domestic Real Estate - Commercial/
    Construction Loans                          153,054       88,792        79,458             -          6,471       327,775
Foreign                                               -            -             -       106,843              -       106,843
------------------------------------------------------------------------------------------------------------------------------
Total Real Estate - Commercial/
    Construction Loans                         $153,054      $88,792      $ 79,458      $106,843       $  6,471      $434,618

                                                           -15-

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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At March 31, 1997, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at March 31, 1997, December 31, 1996 or March 31, 1996.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS


                                                                                             90 DAYS
                                            % OF                                             OR MORE        POTENTIAL
(IN MILLIONS)              AMOUNT          ASSETS         NONACCRUAL      RENEGOTIATED      PAST DUE         PROBLEM
-------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1997
United Kingdom                  $185.5            3.5%             $  -             $  -            $  -            $  -

MARCH 31, 1996
United Kingdom                   184.1            3.8               3.0                -               -               -

DECEMBER 31, 1996
United Kingdom                   196.3            3.8               0.3                -               -               -

                                                           -16-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $34.2 million at March 31, 1997, a $3.9 million (10.2%) decrease from the year-end 1996 total of $38.1 million and a $13.5 million (28.3%) decrease from the March 31, 1996 total.


NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                     MARCH 31,         MARCH 31,       DECEMBER 31,
(IN THOUSANDS)                                                          1997             1996              1996
----------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                 $ 6,319          $ 9,141           $ 9,133
  Foreign                                                                      466            3,117               743
----------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                                       6,785           12,258             9,876
----------------------------------------------------------------------------------------------------------------------

Renegotiated Loans: (2)
  Domestic                                                                     120            2,790               125
  Foreign                                                                        -                -                 -
----------------------------------------------------------------------------------------------------------------------
Total Renegotiated Loans                                                       120            2,790               125
----------------------------------------------------------------------------------------------------------------------

Other Real Estate Owned, Net:
  Domestic                                                                  26,859           32,145            27,722
  Foreign                                                                      461              561               399
----------------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net                                          27,320           32,706            28,121

----------------------------------------------------------------------------------------------------------------------

Total Nonperforming Assets                                                 $34,225          $47,754           $38,122

PAST-DUE LOANS: (3)
  Domestic                                                                 $ 4,437          $ 5,720           $ 3,849
  Foreign                                                                        -                -                 -
----------------------------------------------------------------------------------------------------------------------

Total Past-Due Loans                                                       $ 4,437          $ 5,720           $ 3,849

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standard No. 15. Renegotiated loans do not include $10.4 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.
                                                           -17-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At March 31, 1997, nonaccrual loans, including both domestic and foreign, were $6.8 million, or 0.3% of total loans, compared with $9.9 million, or 0.4% of total loans, at year-end 1996 and $12.3 million, or 0.5% of total loans at March 31, 1996. The $6.8 million of nonaccrual loans includes $1.2 million of loans identified as impaired (see "Impaired Loans"). The decrease in nonaccrual loans during the first three months of 1997 was due to paydowns of $2.9 million and charge offs of $277 thousand. These decreases were offset by additions of $123 thousand. Renegotiated loans totaled $120 thousand at March 31, 1997, a decrease of $5 thousand from December 31, 1996, and $2.7 million from the prior year's quarter end. The decrease in renegotiated loans from the prior year's balance was the result of paydowns and payoffs totaling $2.4 million and charge-offs totaling $300 thousand. Nonaccrual and renegotiated real estate - commercial/construction loans, both foreign and domestic, totaled $2.1 million at March 31, 1997, or 30.4% of the total nonaccrual and renegotiated loans.

OTHER REAL ESTATE OWNED, NET

Other real estate owned, net of reserves, decreased to $27.3 million at March 31, 1997, compared with $28.1 million at December 31, 1996 and $32.7 million at March 31, 1996. The decrease during the first three months of 1997 is the result of paydowns and sales of $863 thousand offset by additions of $82 thousand. At March 31, 1997, residential and commercial land composed 86.7% of other real estate owned portfolio.

OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
MARCH 31, 1997

                                                                              GEOGRAPHIC LOCATION
                                                  DISTRICT OF                                      UNITED
(IN THOUSANDS)                                      COLUMBIA       VIRGINIA       MARYLAND        KINGDOM         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Land                                                    $     -        $17,436         $ 6,239         $    -        $23,675
Single-Family Residential                                     -            619             829              -          1,448
Office Buildings/Retail                                       -              -           1,521            379          1,900
Hotels                                                        -              -               -             82             82
Industrial/Warehouse                                        215              -               -              -            215
-----------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                      $   215        $18,055         $ 8,589         $  461        $27,320

[FN]
(1) - Balances are net of valuation reserves totaling $2.1 million.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past due loans increased $588 thousand during the first three months of 1997 to $4.4 million, while decreasing $1.3 million from March 31, 1996.

At March 31, 1997, the Corporation had identified approximately $9.9 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily commercial and financial.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

The Corporation's subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $63.6 million, or 2.46% of total loans (net of premiums/discounts) at March 31, 1997, compared with $64.5 million, or 2.44% of total loans at December 31, 1996, and $57.2 million, or 2.28% of total loans, at March 31, 1996. The coverage ratio was 921% at March 31, 1997, 645% at year-end 1996 and 380% at March 31, 1996. The increase in the coverage ratio from the prior year's periods was the result of a $8.1 million decrease in nonperforming loans between the periods, combined with the $6.4 million increase in the reserve for loan losses.

IMPAIRED LOANS

Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are generally defined as nonaccrual loans, excluding large groups of smaller-balance loans (with similar collateral characteristics), which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. Impaired loans totaled $1.2 million at March 31, 1997, a $1.7 million decrease from the December 31, 1996 total of $2.9 million and a $5.1 million decrease from March 31, 1996. Collateral dependent loans, which are measured at the fair value of the collateral, constitute all of the impaired loans at March 31, 1997. All of the Corporation's impaired loans are included in the totals of the preceding "Nonperforming Assets and Past-Due Loans" table.

The following tables present impaired loans:

TOTAL IMPAIRED LOANS (1)
                                                                                  MARCH 31,        MARCH 31,       DECEMBER 31,
(IN THOUSANDS)                                                                       1997             1996             1996
-------------------------------------------------------------------------------------------------------------------------------
Domestic:
     Real Estate - Commercial/Construction                                         $1,155           $4,081            $2,890
Foreign                                                                                 -            2,151                 -
-------------------------------------------------------------------------------------------------------------------------------

Total Impaired Loans                                                               $1,155           $6,232            $2,890

[FN]
(1) There were no specific reserves for impaired loans as of March 31, 1997 and 1996, and December 31, 1996.
              ----------------------------------------------------------

IMPAIRED LOANS
AVERAGE INVESTMENT AND INTEREST RECOGNIZED

                                                                         MARCH 31, 1997                   MARCH 31, 1996
                                                                ------------------------------------------------------------------
                                                                   AVERAGE          INTEREST        AVERAGE          INTEREST
(IN THOUSANDS)                                                    INVESTMENT       RECOGNIZED      INVESTMENT       RECOGNIZED
----------------------------------------------------------------------------------------------------------------------------------
Domestic:
     Real Estate - Commercial/Construction                              $2,023            $    -         $4,388            $    -
Foreign                                                                      -                 -          1,413                 -
----------------------------------------------------------------------------------------------------------------------------------

Total                                                                   $2,023            $    -         $5,801            $    -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $4.04 billion at March 31, 1997, increasing $244.4 million (6.5%) from the March 31, 1996 deposit total. The increase from the year earlier balance was due to increases in money market accounts of $518.1 million, foreign time deposits of $106.2 million, and demand deposits of $38.2 million, partially offset by the decrease in savings and NOW accounts of $413.3 million. The large variances in the money market and savings and NOW balances is partially attributed to a new program started during the third quarter of 1996. Deposit balances in certain NOW and noninterest checking accounts are transferred to the money market classification, thereby reducing the level of deposit reserves required by the Federal Reserve. Total accounts transferred equaled approximately $353 million at March 31, 1997.

DEPOSITS
                                                                 MARCH 31,                            CHANGE
                                                         ---------------------------        ----------------------------
(IN THOUSANDS)                                               1997          1996                 AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                             $  852,618    $  814,369           $  38,249          4.7 %
Interest-Bearing Deposits:
     Savings and NOW Accounts                                  450,461       863,783            (413,322)       (47.9)
     Money Market Deposit Accounts                           1,484,866       966,781             518,085         53.6
     Time Deposits in Domestic Offices                         813,539       818,308              (4,769)         (.6)
     Time Deposits in Foreign Offices                          435,103       328,901             106,202         32.3
------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                              3,183,969     2,977,773             206,196          6.9
------------------------------------------------------------------------------------------------------------------------

Total Deposits                                              $4,036,587    $3,792,142           $ 244,445          6.5 %

Since 1994, the Corporation has been conducting a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has already sold or consolidated five retail branches to date. The Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches. The Corporation is also searching for opportunities to establish new retail banking branches in strategic locations. In 1995, the retail banking group formed a marketing team to explore the current and future prospects of electronic banking for retail banking customers. Retail banking advertising and product information have been established on a local-area, on-line service, and completion of the Internet Home Page is anticipated in 1997. Additionally, the Corporation will launch its home banking product in April 1997.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings were level during the first three months of 1997, while decreasing $106.8 million (29.3%) from the year earlier balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The decrease in short-term borrowings from the year-earlier balances was the result of increased fund inflows from the deposit portfolio between the periods. The decrease in long-term debt from the prior year was the result of $26.1 million of floating-rate subordinated notes maturing in September 1996.

SHORT-TERM BORROWINGS AND  LONG-TERM DEBT
                                                                     MARCH 31,                            CHANGE
                                                             ---------------------------        ---------------------------
(IN THOUSANDS)                                                   1997          1996                AMOUNT       PERCENT
---------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and Repurchase Agreements                $237,129      $347,017           $(109,888)       (31.7)%
U.S. Treasury Notes and Other Borrowed Funds                       21,024        17,923               3,101         17.3
---------------------------------------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                       258,153       364,940            (106,787)       (29.3)

Floating-Rate Subordinated Capital Notes due 1996                       -        26,100             (26,100)      (100.0)
Subordinated Debentures due 2009                                   66,525        66,525                    -         n/a
Subordinated Notes due 2006                                       125,000       125,000                    -         n/a
---------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                              191,525       217,625             (26,100)       (12.0)
---------------------------------------------------------------------------------------------------------------------------

Total Short-Term Borrowings and Long-Term Debt                   $449,678      $582,565           $(132,887)       (22.8)%

                                                           -20-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest Rate Risk Management"). At March 31, 1997, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.4 billion (45.6% of total assets). This compares with $2.2 billion (42.7%) at December 31, 1996, and $2.0 billion (41.6%) at March 31, 1996. The increase in total liquid assets and the percentage of liquid assets to total assets from March 31, 1996, was the primarily the result of cash inflows from the issuance of Trust Preferred Securities in December 1996 and March 1997. The Corporation expects liquid assets to remain at approximately the March 31, 1997 level for the foreseeable future. The liquidity position of the Corporation is enhanced by the stable source of funds maintained through the Corporation's core deposit relationships, in addition to its ability to attract new deposits. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.


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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon internal as well as consensus views of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. As of year-end 1996, the Corporation's interest sensitivity position was liability sensitive and continued to be liability sensitive at March 31, 1997. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At March 31, 1997, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would reflect a change in net interest income of less than 2% over an initial 12-month period and less than 4% for the entire 36-month horizon--well below the established tolerance levels set by the Corporation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at March 31, 1997 was $422.3 million, down $3.5 million from the year-end 1996 total and up $32.2 million from March 31, 1996. The decrease from year-end 1996 was the result of an increase in net unrealized losses in the Corporation's securities available for sale portfolio of $8.0 million, dividends on preferred and common stock of $4.2 million and a foreign exchange translation adjustments of $1.8 million, partially offset by earnings totaling $10.5 million. The increase in stockholders' equity over the preceding year is mostly attributable to earnings during the period, offset in part by net unrealized losses from the securities available for sale portfolio and dividend payments.

In December 1996 and March 1997, Riggs Capital and Riggs Capital II, respectively, issued Trust Preferred Securities, Series A and C, at 8.625% and 8.875%, respectively. These securities mature in December 2026 for Riggs Capital and March 2027 for Riggs Capital II. Riggs Capital and Riggs Capital II are new trust entities formed in order to issue the preferred securities and each are wholly-owned subsidiaries of the Corporation. Dividends for both issues are payable semi-annually, beginning June 30, 1997. The Trust Preferred Securities, Series A cannot be redeemed until December 2006, and the Series C cannot be redeemed until March 2007, except under certain limited circumstances. These securities enhance certain regulatory capital ratios (see below), and the proceeds of these offerings are available for general corporate purposes.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 35.50% and 19.93%, respectively, at March 31, 1997, compared with 28.47% and 20.04% at December 31, 1996, and 24.26% and 15.39% at March 31, 1996,
respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline--the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 11.16% at March 31, 1997, compared with leverage ratios of 11.84% and 8.25% at December 31, 1996 and March 31, 1996, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $8.7 million at March 31, 1997. The Corporation's equity to assets ratio, which does include these unrealized losses, was 7.95% at March 31, 1997, compared to 8.29% and 8.11% at December 31, 1996, and March 31, 1996, respectively.

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

CAPITAL RATIOS                                        MARCH 31,       MARCH 31,      DECEMBER 31,      REQUIRED
                                                         1997            1996            1996          MINIMUMS
--------------------------------------------------------------------------------------------------------------------
RIGGS NATIONAL CORPORATION:
     Tier I                                             19.93%          15.39%          20.04%          4.00%
     Combined Tier I and Tier II                        35.50           24.26           28.47           8.00
     Leverage*                                          11.16            8.25           11.84           4.00

RIGGS BANK N.A.:
     Tier I                                             15.05           18.75           18.66           4.00
     Combined Tier I and Tier II                        16.32           20.01           19.92           8.00
     Leverage*                                           8.39           10.00           10.96           4.00


[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at March 31, 1997.
                                                           -22-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $42.3 million in the first quarter of 1997, increasing $2.0 million from the fourth quarter of 1996 and $2.7 million from the first quarter of 1996. The increase from the prior year's quarter was primarily the result of favorable increases in average earning assets over increases in average interest-bearing liabilities between the periods. This favorable increase is mostly due to proceeds received from Trust Preferred Securities sold in December 1996 and March 1997 totaling $350 million (see "Stockholders' Equity and Regulatory Capital").

The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the first quarter of 1997 was 3.76% (see schedule on the following page), an increase of two basis points from 3.74% for the fourth quarter of 1996, and a decrease of four basis points from 3.80% for the first quarter of 1996. The interest income recognized from the prepayment of commercial loans increased the net interest margin by approximately 25 basis points during the first quarter of 1996. The loan-to-deposit ratio stood at 64.1% at March 31, 1997, down slightly from the year-end 1996 ratio of 65.1%, the result of the $50.9 million decrease in loans. The ratio of average loans to average earning assets was 57.2% for the first quarter of 1997, compared with ratios of 61.1% and 59.8% for the fourth quarter of 1996 and the first quarter of 1996, respectively. Interest income earned on nonaccrual and restructured loans totaled $45 thousand and $33 thousand for the three months ended March 31, 1997 and 1996, respectively. Interest income that would have been earned under the original terms of these loans was $227 thousand and $238 thousand, respectively, which reduced the net interest margin by approximately 2 basis points in both the 1997 and 1996 periods.


NET INTEREST INCOME CHANGES (1)

                                                                                          THREE MONTHS ENDED
                                                                                       MARCH 31, 1997 VS. 1996
                                                                                   ----------------------------------
                                                                                     DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                                                                        RATE      VOLUME      CHANGE
---------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans, Including Fees                                                             $(3,704)    $ 2,272    $(1,432)
   Securities Available for Sale                                                         617       3,417      4,034
   Time Deposits with Other Banks                                                       (150)     (1,245)    (1,395)
   Federal Funds Sold and Reverse
    Repurchase Agreements                                                               (112)      1,592      1,480
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                                                                 (3,349)      6,036      2,687

Interest Expense:
   Savings and NOW Accounts                                                               57      (2,985)    (2,928)
   Money Market Deposit Accounts                                                        (943)      4,708      3,765
   Time Deposits in Domestic Offices                                                    (976)       (418)    (1,394)
   Time Deposits in Foreign Offices                                                      (52)        980        928
   Federal Funds Purchased and
      Repurchase Agreements                                                             (229)        222         (7)
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                                                               64         (19)        45
   Long-Term Debt                                                                        220        (615)      (395)
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                                                (1,859)      1,873         14
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                  $(1,490)    $ 4,163    $ 2,673

[FN]
(1) - The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
                                                           -23-

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                              THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                MARCH 31, 1997                        MARCH 31, 1996
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS)--(1)                                AVERAGE     INCOME/                   AVERAGE     INCOME/
(IN THOUSANDS)                                            BALANCE     EXPENSE     RATE          BALANCE     EXPENSE     RATE
------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans:(2)
   Commercial - Taxable                                 $  389,930    $ 7,586     7.89%       $  324,286   $ 9,099     11.29%
   Commercial - Tax-Exempt                                  47,286        990     8.49            29,242       717      9.86
   Real Estate - Commercial/Construction                   331,361      7,090     8.68           319,170     7,186      9.06
   Residential Mortgage                                  1,220,372     21,708     7.21         1,282,592    22,796      7.15
   Home Equity                                             288,289      5,744     8.08           259,489     5,505      8.53
   Consumer                                                 74,723      2,312    12.55            75,981     2,296     12.15
   Foreign                                                 258,339      5,048     7.92           214,460     4,311      8.08
------------------------------------------------------------------------------------------------------------------------------
  Total Loans, Including Fees                            2,610,300     50,478     7.84         2,505,220    51,910      8.33
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale(3)                       1,268,231     18,678     5.97         1,027,384    14,644      5.73
  Time Deposits with Other Banks                           167,760      2,018     4.88           268,426     3,413      5.11
  Federal Funds Sold and Resale Agreements                 514,552      6,787     5.35           391,103     5,307      5.46
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,560,843     77,961     6.93         4,192,133    75,274      7.22
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             63,683                                56,959
  Cash and Due from Banks                                  163,955                               217,508
  Premises and Equipment, Net                              166,041                               155,464
  Other Assets                                             195,039                               190,310

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $5,022,195                            $4,698,456

LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  311,446    $ 1,719     2.24%       $  845,465   $ 4,647      2.21%
   Money Market Deposit Accounts                         1,581,390     12,258     3.14           975,399     8,493      3.50
   Time Deposits in Domestic Offices                       817,551      8,877     4.40           851,100    10,271      4.85
   Time Deposits in Foreign Offices                        404,577      5,525     5.54           330,041     4,597      5.60
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        3,114,964     28,379     3.69         3,002,005    28,008      3.75
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              218,385      2,695     5.00           200,081     2,702      5.43
   U.S. Treasury Notes and Other Borrowed Funds             16,873        210     5.05            18,848       165      3.52
   Long-Term Debt                                          191,525      4,368     9.25           217,625     4,763      8.80
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,541,747     35,652     4.08         3,438,559    35,638      4.17
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          811,351                               824,820
  Other Liabilities                                         50,168                                50,063
  Minority Interest in Preferred Stock of Subsidiaries     194,444                                     -
  Stockholders' Equity                                     424,485                               385,014

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity            $5,022,195                            $4,698,456

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                      $42,309     2.85%                    $39,636      3.05%

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                           3.76%                                 3.80%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME

Noninterest income for the first quarter of 1997 was $19.6 million, down $4.0 million (17.1%) from the fourth quarter total of 1996 and $5.9 million (23.2%) from the first quarter of 1996. The decrease from the fourth quarter of 1996 was primarily due to the sale of a portion of the Corporation's corporate trust business in the fourth quarter of 1996 for a pre-tax gain of $3.2 million. The decrease from 1996's first quarter was the result of the securities gains realized in the first quarter of 1996 (see table below).

NONINTEREST INCOME
                                                                           THREE
                                                                       MONTHS ENDED
                                                                         MARCH 31,                    CHANGE
                                                                 ------------------------------------------------------
(IN THOUSANDS)                                                       1997         1996      AMOUNT        PERCENT
-----------------------------------------------------------------------------------------------------------------------
Service Charges                                                      $ 8,688       $ 8,673      $    15          0.2 %
Trust Income                                                           8,646         7,874          772          9.8
Other Noninterest Income                                               2,305         3,075         (770)       (25.0)
-----------------------------------------------------------------------------------------------------------------------
Noninterest Income Excluding Securities Gains,                        19,639        19,622           17          0.1
Net
Securities Gains, Net                                                      2         5,953       (5,951)      (100.0)
-----------------------------------------------------------------------------------------------------------------------

Total Noninterest Income                                             $19,641       $25,575      $(5,934)       (23.2)%

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1997 was $43.8 million, a decrease of $2.2 million (4.7%) compared with the last quarter of 1996 and an increase of $808 thousand (1.9%) when compared with the first quarter of 1996. The decrease from the fourth quarter of 1996 was mostly due to decreases in salaries and wages, legal fees and other real estate owned expenses. The increase from the prior year's first quarter was the result of increases in staff expense, furniture and equipment and other noninterest expenses, partially offset by decreases in occupancy and other real estate owned expenses (see table below).

NONINTEREST EXPENSE
                                                                                        THREE
                                                                                     MONTHS ENDED
                                                                                       MARCH 31,               CHANGE
                                                                                 --------------------------------------------
(IN THOUSANDS)                                                                     1997        1996      AMOUNT     PERCENT
-----------------------------------------------------------------------------------------------------------------------------
Salaries and Wages                                                                $15,157     $14,621     $  536       3.7 %
Pensions and Other Employee Benefits                                                3,620       3,869       (249)     (6.4)
-----------------------------------------------------------------------------------------------------------------------------
Total Staff Expense                                                                18,777      18,490        287       1.6

Occupancy, Net                                                                      4,416       5,291       (875)    (16.5)
Data Processing Services                                                            4,628       4,470        158       3.5
Furniture and Equipment                                                             2,161       1,862        299      16.1
Advertising and Public Relations                                                    1,355       1,371        (16)     (1.2)
FDIC Insurance                                                                        106           3        103       n/a
Other Real Estate Owned (Income) Expense, Net                                        (147)         (3)      (144)      n/a
Other Noninterest Expense                                                          12,516      11,520        996       8.6
-----------------------------------------------------------------------------------------------------------------------------

Total Noninterest Expense                                                         $43,812     $43,004     $  808       1.9 %

TAXES

The Corporation's provision for income taxes includes Federal, state and foreign income taxes. Income tax expense totaling $4.1 million was recognized for the quarter ended March 31, 1997, compared with $52 thousand for the quarter ended March 31, 1996. The 1997 tax provision was less than the statutory rate because of the Corporation's ability to reduce the previously established valuation allowance.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits
               --------

               None


        (b)    Reports on Form 8-K
               -------------------

               On March 6, 1997, the Corporation filed a Form 8-K regarding its fourth quarter and full year 1996 earnings release, dated January 15, 1997, as amended March 6, 1997.

               On March 12, 1997, the Corporation filed a Form 8-K announcing that Riggs Capital II, a wholly owned subsidiary of Riggs National Corporation, had sold, at par, 200,000 shares of redeemable trust preferred securities, for a total of $200 million.








                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of
      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    Date:      May 13, 1997                        /s/ Timothy C. Coughlin
         -------------------------             --------------------------------
                                                     Timothy C. Coughlin
                                                          President







    Date:      May 13, 1997                           /s/ John L. Davis
         -------------------------             --------------------------------
                                                        John L. Davis
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)