Form 10-Q
period 1997-06-30
RIGGS NATIONAL CORP
filed 1997-08-12
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 0-9756

                            RIGGS NATIONAL CORPORATION
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                         DELAWARE                      52-1217953
                -------------------------------  -------------------
               (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)    Identification No.)

               1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20005
               ------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

                                 (301) 887-6000
              ------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.50 PAR VALUE                         30,418,913 SHARES
-----------------------------                  --------------------------------
      (Title of Class)                         (Outstanding at August 11, 1997)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                        PAGE NO.


Item 1.   Financial Statements-Unaudited

            Consolidated Statements of Income
            Three and six months ended June 30, 1997 and 1996                3

            Consolidated Statements of Condition
            June 30, 1997 and 1996, and December 31, 1996                    4

            Consolidated Statements of Changes in Stockholders' Equity
            Six months ended June 30, 1997 and 1996                          5

            Consolidated Statements of Cash Flows
            Six months ended June 30, 1997 and 1996                          6

            Financial Ratios and Other Financial Data                        7

            Notes to the Consolidated Financial Statements                8-13


Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     14-28



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                               None

Item 2.   Change in Securities                                            None

Item 3.   Defaults Upon Senior Securities                                 None

Item 4.   Submission of Matters to a Vote of Security Holders               29

Item 5.   Other Information                                               None

Item 6.   Exhibits and Reports on Form 8-K                                None


Signatures                                                                  30

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                         JUNE 30,                      JUNE 30,
                                                                       -----------------------------------------------------------

                                                                              1997           1996           1997          1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans                                                $ 51,148       $ 48,925      $101,352       $100,534
  Interest on Securities Available for Sale                                   22,102         17,410        40,162         31,651
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                           2,094          2,377         4,112          5,790
      Federal Funds Sold and Reverse Repurchase Agreements                     7,776          3,028        14,563          8,335
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                        9,870          5,405        18,675         14,125
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                       83,120         71,740       160,189        146,310

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                 1,625          4,322         3,344          8,969
      Money Market Deposit Accounts                                           12,887          8,377        25,145         16,870
      Time Deposits in Domestic Offices                                        8,662          9,512        17,539         19,783
      Time Deposits in Foreign Offices                                         6,608          4,736        12,133          9,333
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  29,782         26,947        58,161         54,955
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                        3,122          2,324         5,817          5,026
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                 255            451           465            616
      Long-Term Debt                                                           4,368          4,745         8,736          9,508
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                   7,745          7,520        15,018         15,150
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                      37,527         34,467        73,179         70,105
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                         45,593         37,273        87,010         76,205
  Less:  Provision for Loan Losses                                                 -              -             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         45,593         37,273        87,010         76,205

NONINTEREST INCOME
  Service Charges and Fees                                                     9,329          8,823        18,017         17,496
  Trust Income                                                                 8,788          8,526        17,434         16,400
  Interest on Tax Receivables                                                      -          5,135             -          5,135
  Other Noninterest Income                                                     2,815          2,049         5,120          5,124
  Securities Gains, Net                                                          157          1,209           159          7,162
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    21,089         25,742        40,730         51,317

NONINTEREST EXPENSE
  Salaries and Wages                                                          15,882         15,146        31,039         29,767
  Pensions and Other Employee Benefits                                         2,791          3,188         6,411          7,057
  Occupancy, Net                                                               5,002          5,748         9,418         11,039
  Data Processing Services                                                     4,710          4,468         9,338          8,938
  Furniture and Equipment                                                      2,328          1,704         4,489          3,566
  Advertising and Public Relations                                             1,505          1,306         2,860          2,677
  FDIC Insurance                                                                 114              1           220              4
  Other Real Estate Owned (Income) Expense, Net                                  107            186           (40)           183
  Other Noninterest Expense                                                   13,221         12,184        25,737         23,704
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   45,660         43,931        89,472         86,935
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                   21,022         19,084        38,268         40,587
  Applicable Income Tax Expense (Benefit)                                      5,454         (2,370)        9,523         (2,318)
  Minority Interest in Income of Subsidiaries, Net of Taxes                    4,932              -         7,643              -
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                  10,636         21,454        21,102         42,905

  Dividends on Preferred Stock                                                (2,687)        (2,687)       (5,375)        (5,375)
----------------------------------------------------------------------------------------------------------------------------------
  Net Income Available for Common Stock                                     $  7,949       $ 18,767      $ 15,727       $ 37,530

EARNINGS PER COMMON SHARE                                                   $    .25       $    .62      $    .50       $   1.23

                                       -3-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                        JUNE 30,          JUNE 30,      DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                 1997             1996             1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks                                                         $  168,989        $  200,625      $  211,144
  Money Market Assets:
      Time Deposits with Other Banks                                                 182,797           160,107         281,126
      Federal Funds Sold and Reverse Repurchase Agreements                           620,000           180,000         540,000
--------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                          802,797           340,107         821,126
--------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (at Market Value)                                  1,439,878         1,336,682       1,162,503

  Loans                                                                            2,650,965         2,607,184       2,637,834
  Reserve for Loan Losses                                                             63,856            58,802          64,486
--------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        2,587,109         2,548,382       2,573,348

  Premises and Equipment, Net                                                        166,358           160,473         166,074
  Accrued Interest Receivable                                                         37,631            41,660          30,042
  Other Real Estate Owned, Net                                                        23,504            33,301          28,121
  Other Assets                                                                       139,744           148,103         142,742
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $5,366,010        $4,809,333      $5,135,100

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                             $  912,304        $  843,903      $  892,594
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       391,193           800,764         472,625
      Money Market Deposit Accounts                                                1,471,785           994,272       1,488,730
      Time Deposits in Domestic Offices                                              809,258           837,766         820,748
      Time Deposits in Foreign Offices                                               478,123           330,637         375,986
--------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  3,150,359         2,963,439       3,158,089
--------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   4,062,663         3,807,342       4,050,683

  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              253,520           217,236         237,166
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                      26,522           115,618          18,068
--------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        280,042           332,854         255,234

  Other Liabilities                                                                   46,136            48,746          61,882
  Long-Term Debt                                                                     191,525           217,625         191,525
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,580,366         4,406,567       4,559,324

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                        350,000                 -         150,000
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at June 30, 1997 and 1996, and
          December 31, 1996;  Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
          at June 30, 1997 and 1996, and December 31, 1996                             4,000             4,000           4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 1997 and 1996, and
          December 31, 1996
      Shares Issued - 31,316,811 at June 30, 1997, 31,195,262 at
          June 30, 1996 and 31,273,344 at December 31, 1996                           78,292            77,988          78,183
  Surplus - Preferred Stock                                                           91,192            91,192          91,192
  Surplus - Common Stock                                                             157,382           156,470         157,060
  Foreign Exchange Translation Adjustments                                              (233)           (1,172)          1,111
  Undivided Profits                                                                  131,372           104,053         118,682
  Unrealized Loss on Securities Available for Sale, Net                               (2,638)           (6,042)           (729)
  Treasury Stock - 900,798 shares at June 30, 1997 and 1996, and
         December 31, 1996                                                           (23,723)          (23,723)        (23,723)
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         435,644           402,766         425,776
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $5,366,010        $4,809,333      $5,135,100

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             UNREALIZED
                             PREFERRED    COMMON                   FOREIGN                    LOSS ON
                               STOCK       STOCK                  EXCHANGE                   SECURITIES                    TOTAL
                               $1.00       $2.50                 TRANSLATION   UNDIVIDED     AVAILABLE      TREASURY   STOCKHOLDERS'
                                PAR         PAR      SURPLUS     ADJUSTMENTS    PROFITS    FOR SALE, NET      STOCK        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


Balance,
  December 31, 1995           $  4,000   $ 77,938   $247,512       $   (873)   $ 68,038         $  3,777   $ (23,723)      $376,669

Net Income                           -          -          -              -      42,905                -           -         42,905

Issuance of
  Common Stock for
  Stock Option Plans,
  20,000 Shares                      -         50        150              -           -                -           -            200

Cash Dividends --
  Series B Preferred Stock,
    $1.34375 per Share               -          -          -              -      (5,375)               -           -         (5,375)
  Common Stock,
    $.05 per Share                   -          -          -              -      (1,515)               -           -         (1,515)

Unrealized Loss on
  Securities Available
  for Sale, Net                      -          -          -              -           -           (9,819)          -         (9,819)

Foreign Exchange
  Translation Adjustments            -          -          -           (299)          -                -           -           (299)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  June 30, 1996               $  4,000   $ 77,988   $247,662       $ (1,172)   $104,053         $ (6,042)  $ (23,723)      $402,766



Balance,
  December 31, 1996           $  4,000   $ 78,183   $248,252       $  1,111    $118,682         $   (729)  $ (23,723)      $425,776

Net Income                           -          -          -              -      21,102                -           -         21,102

Issuance of
  Common Stock for
  Stock Option Plans,
  43,467 Shares                      -        109        322              -           -                -           -            431

Cash Dividends--
  Series B Preferred Stock,
    $1.34375 per Share               -          -          -              -      (5,375)               -           -         (5,375)
  Common Stock,
    $.10 per Share                   -          -          -              -      (3,037)               -           -         (3,037)

Unrealized Loss on
  Securities Available
  for Sale, Net                      -          -          -              -           -           (1,909)          -         (1,909)

Foreign Exchange
  Translation Adjustments            -          -          -         (1,344)          -                -           -         (1,344)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  June 30, 1997               $  4,000   $ 78,292   $248,574       $   (233)   $131,372         $ (2,638)  $ (23,723)      $435,644

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                -----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      1997          1996
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                        $   21,102     $   42,905
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                             -              -
     Provision for Other Real Estate Owned Writedowns                                                    282            204
     Depreciation Expense and Amortization of Leasehold Improvements                                   5,751          5,505
     Interest on Tax Receivables                                                                           -         (5,135)
     Amortization of Purchase Accounting Adjustments                                                   1,728          1,761
     Benefit from Deferred Taxes                                                                      (1,326)       (13,694)
     Gains on Securities Sales                                                                          (159)        (7,162)
     Gains on Other Real Estate Owned Sales                                                             (199)          (210)
     Increase in Accrued Interest Receivable                                                          (7,589)       (12,082)
     Decrease (Increase) in Other Assets                                                               3,640        (17,889)
     (Decrease) Increase in Other Liabilities                                                        (15,746)        10,855
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                  (13,618)       (37,847)
-----------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                            7,484          5,058
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                      98,329         71,267
  Proceeds from Maturities of Securities Available for Sale                                        3,299,265         41,791
  Proceeds from Sale of Securities Available for Sale                                                 99,898        739,640
  Purchase of Securities Available for Sale                                                       (3,679,332)    (1,155,823)
  Net Increase in Loans                                                                              (13,431)       (34,311)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                     4,600          1,250
  Net Increase in Premises and Equipment                                                              (6,035)       (11,208)
  Other, Net                                                                                            (396)            (6)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                               (197,102)      (347,400)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                           (78,667)       (71,307)
    Time Deposits                                                                                     90,647         (6,530)
    Federal Funds Purchased and Repurchase Agreements                                                 16,354         31,227
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                         8,454        100,152
  Proceeds From the Issuance of Common Stock                                                             431            200
  Minority Interest in Preferred Stock of Subsidiaries                                               200,000              -
  Dividend Payments - Preferred                                                                       (5,375)        (5,375)
                    - Common                                                                          (3,037)        (1,515)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                            228,807         46,852
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                       (1,344)          (299)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                  37,845       (295,789)
Cash and Cash Equivalents at Beginning of Period                                                     751,144        676,414
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                       $   788,989    $   380,625


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                   $        82    $     1,348

CASH PAID DURING THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                      $    72,517    $    71,039
  Income Tax Payments                                                                                  3,790         15,015

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA
(UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                               -----------------------------    ----------------------------
                                                                    1997          1996              1997          1996
-------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE:

        Net Income to Average Assets                                   .81 %        1.83 %             .83 %         1.83 %
        Net Income to Average Earning Assets                           .89          2.05               .91           2.05
        Net Income to Average Stockholders' Equity                   10.01         22.02             10.01          22.21
        Net Income Available to Common Stock
                 to Average Common Equity                             9.64         25.44              9.61          25.73
        Net Interest Income to Average Earning Assets                 3.90          3.66              3.83           3.73


PER COMMON SHARE:

        Net Income                                                  $  .25        $  .62            $  .50         $ 1.23
        Dividends Paid per Common Share                             $  .05        $  .05            $  .10         $  .05
        Book Value (at period end)                                  $11.19        $10.15            $11.19         $10.15
        Common Shares Outstanding (at period end)               30,416,013    30,294,464        30,416,013     30,294,464
        Weighted Average Common Shares Outstanding              30,380,559    30,294,343        30,376,884     30,287,379


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                                         .24 %          .49 %
        Nonaccrual Loans as a % of Average Loans                                                       .25            .51
        Nonaccrual and Renegotiated Loans as a % of
                 Total Loans                                                                           .25            .53
        Nonperforming Assets as a % of Total Loans and OREO                                           1.12           1.78
        Nonperforming Assets as a % of Total Assets                                                    .56            .98
        Net Charge-Offs (Recoveries) as a % of Average Loans                                           .01           (.09)
        Reserve for Loan Losses as a % of Total Loans                                                 2.41           2.26
        Reserve for Loan Losses as a % of Nonaccrual and
                Renegotiated Loans                                                                  981.95         428.87
        Period End Stockholders' Equity to Total Assets                                               8.12           8.37


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                                       19.82 %        15.64 %
        Combined Tier I and Tier II                                                                  34.75          24.31
        Leverage                                                                                     10.96           8.58

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates, Riggs National Corporation's (the "Corporation") consolidated financial position at June 30, 1997 and 1996, and December 31, 1996 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first six months of 1997 are not necessarily indicative of the results to be expected for the full 1997 year.


NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. The weighted average shares outstanding were 30,380,559 and 30,376,884 for the second quarter of 1997 and the six month period ended June 30, 1997, respectively with 30,294,343 and 30,287,379 for the same periods in 1996. Stock options include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan"), the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan") and the 1996 Riggs National Corporation Stock Option Plan (the "1996 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1997, options to purchase 1,097,950 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $12.00 per share. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of June 30, 1997, options to purchase 721,833 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.06 to $19.75 per share. Under the 1996 Plan, options to purchase up to 2,000,000 shares may be granted to key employees of the Corporation. As of June 30, 1997, options to purchase 1,000,000 shares have been granted and remain outstanding in the 1996 Plan at a price of $12.38 per share.

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of its dilutive impact to basic EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997, thus the EPS in the Statements of Income included in this report are presented under APB No. 15. Proforma EPS under SFAS No. 128 for the six months ended June 30, 1997 and 1996, is presented below.

                                                              SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30, 1997                      JUNE 30, 1996
                                                     ---------------------------------- ----------------------------------
                                                          BASIC            DILUTED           BASIC            DILUTED
                                                           EPS               EPS              EPS               EPS
                                                     ----------------- ---------------- ----------------- ----------------
Net Income                                                    $21,102          $21,102           $42,905          $42,905
Less:  Preferred Stock Dividends                                5,375            5,375             5,375            5,375
                                                     ----------------- ---------------- ----------------- ----------------
Income Available to Common Shareholders                       $15,727          $15,727           $37,530          $37,530

Weighted-Average Shares Outstanding                        30,376,884       30,376,884        30,287,379       30,287,379
Stock Option Plans                                                n/a        1,080,191               n/a          276,744
                                                     ----------------- ---------------- ----------------- ----------------
Adjusted Weighted-Average Shares Outstanding               30,376,884       31,457,075        30,287,379       30,564,123

BASIC EPS                                                        $.52                              $1.24
DILUTED EPS                                                                       $.50                              $1.23

NOTE 3. RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                      -------------------------------------------------------------------------
                                                                  1997              1996              1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $ 63,595          $ 57,227          $ 64,486          $ 56,546
Provision for loan losses                                             -                 -                 -                 -

Loans charged-off:
     Domestic                                                       883               687             1,638             1,199
     Foreign                                                         15               260                95               260
-------------------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total loans charged-off                                             898               947             1,733             1,459
Recoveries on charged-off loans:
     Domestic                                                       492             1,636             1,196             2,508
     Foreign                                                        338               715               319             1,213
-------------------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total recoveries on charged-off loans                               830             2,351             1,515             3,721

Net loan charge-offs (recoveries)                                    68            (1,404)              218            (2,262)
Foreign exchange translation adjustments                            329               171              (412)               (6)
-------------------------------------------------------- ---------------- ----------------- ----------------- -----------------
Balance, end of period                                         $ 63,856          $ 58,802          $ 63,856          $ 58,802


NOTE 4. OTHER REAL ESTATE OWNED, NET

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           ----------------------------------
                                                                                    1997             1996
-------------------------------------------------------- ----------------- ---------------- -----------------
Balance, beginning of period                                                      $28,121            $33,197
Additions                                                                              82              1,348
Deductions:
    Sales and repayments                                                            4,401              1,040
    Charge-offs                                                                       282                204
-------------------------------------------------------- ----------------- ---------------- -----------------
Total Deductions                                                                    4,683              1,244
Foreign exchange translation adjustments                                              (16)                 -
-------------------------------------------------------- ----------------- ---------------- -----------------
Balance, end of period                                                            $23,504            $33,301


Other real estate owned income and expense consisted of the following:

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           ----------------------------------
                                                                                    1997              1996
-------------------------------------------------------- ----------------- ---------------- -----------------
Other Real Estate Owned Operating Revenue                                         $   387            $   528
Net Gain on Sale of Properties                                                        199                210
-------------------------------------------------------- ----------------- ---------------- -----------------
Net Revenue                                                                           586                738

Provision for Other Real Estate Owned Losses                                          282                204
Selling and Other Real Estate Owned Operating Expense                                 264                717
-------------------------------------------------------- ----------------- ---------------- -----------------
Net Expense                                                                           546                921
-------------------------------------------------------- ----------------- ---------------- -----------------
Total Other Real Estate Owned (Income) Expense, Net                               $   (40)           $   183








NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 5. NEW FINANCIAL ACCOUNTING STANDARDS

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adopted on January 1, 1997, and was applied prospectively. The Corporation did not experience any material effect on its financial position from this implementation.

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the computation under APB No. 15. In summary, SFAS No.
128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of the dilutive impact to basic EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 for the Corporation, thus the EPS in the Statements of Income included in this report are presented under APB No.
15. Proforma EPS under SFAS No. 128 for the six months ended June 30, 1997 and
1996, is presented in Note 2--"Earnings per Common Share."

In June 1997, SFAS Nos. 130 and 131 were issued--"Reporting Comprehensive
Income" and "Disclosures about Segments of an Enterprise and Related
Information," respectively. SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the statements of income as an adjustment to net income in determining comprehensive income. Items applicable to the Corporation would include activity in foreign exchange translation adjustments and gain/loss on securities available for sale.
Items identified as comprehensive income should be reported also in the statements of condition and the statements of changes in stockholders' equity, under separate captions. SFAS No. 130 is effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. The Corporation does not anticipate any financial impact from the implementation of SFAS No. 130.

SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Corporation's management to allocate resources and measure performance. The Corporation is required to disclose profit and losses, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Corporation is also required to disclose the basis for identifying the segments and the type of products and services within each segment. SFAS No. 131 is effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Corporation is assessing the impact of the implementation of this pronouncement and will disclose its findings in future reports.


















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 6. INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three and six month periods ended June 30, 1997 and 1996, was as follows:


                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                        -----------------------------------------------------------------------
                                                                   1997              1996              1997             1996
-------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
    Domestic Offices                                              $20,068           $18,649          $36,660           $39,515
    Foreign Offices                                                   954               435            1,608             1,072
-------------------------------------------------------- ----------------- ----------------- ---------------- -----------------

      Total                                                       $21,022           $19,084          $38,268           $40,587


The provision for income taxes for the three and six month periods ended June 30, 1997 and 1996 consisted of the following:

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                             -------------------------------------------------------------------
                                                                   1997             1996              1997             1996
------------------------------------------------------------ ---------------- ----------------- ---------------- ---------------
Current Provision:
    Federal                                                     $  5,568          $  6,686         $ 10,221          $ 13,655
    State                                                            276            (2,352)             660            (2,235)
    Foreign                                                          (22)               (7)             (32)              (44)
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Current Provision                                            5,822             4,327           10,849            11,376

Deferred Benefit:
    Federal                                                          904            (6,697)           1,325           (13,694)
    State                                                           (272)                -             (651)                -
    Foreign                                                       (1,000)                -           (2,000)                -
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Deferred Benefit                                              (368)           (6,697)          (1,326)          (13,694)

--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------

Applicable Income Tax Expense (Benefit)                         $  5,454          $ (2,370)        $  9,523          $ (2,318)

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at June 30, 1997 and 1996, are as follows:

                                                                               CONTRACTUAL OR
                                                                               NOTIONAL VALUE
                                                                                  JUNE 30,
                                                                         ----------------------------
                                                                             1997          1996
-----------------------------------------------------------------------------------------------------
Commitments to Extend Credit:
    Commercial                                                                $462,990      $430,950
    Real Estate:
         Commercial/Construction                                                53,113        27,854
         Mortgage                                                                9,456         5,227
         Home Equity                                                           180,859       181,781
-----------------------------------------------------------------------------------------------------
    Total Real Estate                                                          243,428       214,862
-----------------------------------------------------------------------------------------------------
    Consumer                                                                    85,834        85,816
-----------------------------------------------------------------------------------------------------
Total Commitments to Extend Credit                                            $792,252      $731,628

Letters of Credit:
    Commercial                                                                $ 80,646      $102,981
    Standby-Performance                                                          8,912         8,511
    Standby-Financial                                                           33,598        42,112
-----------------------------------------------------------------------------------------------------
Total Letters of Credit                                                       $123,156      $153,604

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                              $ 96,684      $ 89,540
         Commitments to Sell                                                   196,844       181,872
    Interest-Rate Swap Agreements                                              326,441       319,009
    Interest-Rate Option Contracts:
         Corridors                                                                  --       300,000
         Caps                                                                      649            --

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

The Corporation's interest-rate swap and options contract activity for the six-month period ended June 30, 1997, is as follows:

                                                        BALANCE                                      BALANCE
                                                     DECEMBER 31,                                   JUNE 30,
                                                         1996         ADDITIONS     MATURITIES        1997
--------------------------------- ---- --- --- ---- ---------------- ------------- -------------- --------------
Interest-Rate Swaps:
     Receive fixed/pay variable                            $200,000       $50,000       $     --       $250,000
     Receive variable/pay fixed                             100,000            --         50,000         50,000
     For Customers                                           25,137         1,953             --         27,090
Interest-Rate Option Contracts                              100,000            --        100,000             --
--------------------------------- ---- --- --- ---- ---------------- ------------- -------------- --------------

Total                                                      $425,137       $51,953       $150,000       $327,090

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

Interest-rate agreements, such as interest-rate swap agreements, involve two parties that have agreed to exchange periodic payments calculated with reference to fixed or variable interest rates applied to an agreed upon notional principal amount. Notional amounts are used to determine the amount of payments exchanged and do not represent an obligation to exchange principal balances. The Corporation is exposed to certain levels of credit and market risk when entering into interest-rate agreements. Credit risk is measured as the cost of replacing, at market rates, the defaulted agreement. The Corporation minimizes credit risk by adhering to similar underwriting standards as those used in other credit transactions, as well as by obtaining collateral, if deemed appropriate under the specific circumstances. In addition, all the Corporation's interest-rate swap agreements have been transacted with either major investment or commercial banks. Market risk arises from changes in the market values (replacement cost of agreements at current prices) of agreements outstanding, the result of changes in interest rates or security values underlying the interest-rate agreements. Market risk is minimized primarily because of the Corporation's use of interest-rate swaps to hedge certain assets and liabilities, and thus termination of an agreement would be an infrequent event.

INTEREST-RATE SWAP AGREEMENTS
JUNE 30, 1997                                                                                                    1997
                                                          WEIGHTED         ACCRUED    ACCRUED    UNAMORTIZED   YTD NET
                              NOTIONAL  UNREALIZED      AVERAGE RATE      INTEREST    INTEREST     FEES &      INTEREST
                                                    ---------------------
                               AMOUNT   GAIN(LOSS)   RECEIVE     PAY     RECEIVABLE   PAYABLE     PREMIUMS    INC./(EXP.)
-------------------------------------------------------------------------------------------------------------------------
   Receive fixed/pay variable,
      Maturing July 1998       $200,000  $  (1,661)     5.38%      5.84%    $  1,913   $  2,109     $      --  $   (309)
   Receive fixed/pay variable,
      Maturing January 1999      25,000         22      6.45       5.85          278        252            --        81
   Receive fixed/pay variable,
      Maturing February 1999     25,000        (19)     6.29       5.81          183        170            --        63
   Receive variable/pay fixed,
      Maturing January 1998      25,000        138      5.83       5.21          271        239            --        65
   Receive variable/pay fixed,
      Maturing January 1999      25,000        347      5.83       5.36          271        246            --        47
   For Customers                 27,090       (139)       --         --          310        375            --      (157)
   Receive variable/pay fixed,
      Matured March 1997             --         --        --         --           --         --            --       (80)
   Receive variable/pay fixed,
      Matured April 1997             --         --        --         --           --         --            --       (88)
   Corridor,
      Matured April 1997             --         --        --         --           --         --            --      (129)
-------------------------------------------------------------------------------------------------------------------------
Total Interest-Rate Swap
   Agreements                  $327,090  $  (1,312)                         $  3,226   $  3,391     $      --  $   (507)


Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedged asset or liability. Gains and losses on contracts to hedge certain interest-sensitive assets and liabilities are amortized over the life of the hedged transaction as an adjustment to yield. Fees received or paid when entering certain derivative transactions are deferred and amortized over the lives of the agreements. Unrealized gains and losses will not be reflected in the accompanying financial statements unless the hedges are terminated.

During the first quarter of 1997, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's floating-rate home equity loan portfolio, which entail the receipt of fixed rates of 6.45% and 6.29%, and payments of floating rates equal to the three-month London Interbank Offered Rate ("LIBOR"), reset quarterly. These agreements mature in January 1999 and February 1999, respectively (see table above). Payments for these swap agreements are netted on a quarterly basis, with the aggregate net interest income/expense from these swap agreements being included in interest income as an adjustment to interest income recognized for the home equity loan portfolio.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $10.6 million ($.25 per common share) for the second quarter of 1997 compared with net income of $21.4 million ($0.62 per common share) for the same quarter a year earlier. Net earnings for the first half of 1997 totaled $21.1 million, or $0.50 per common share compared with $42.9 million, or $1.23 per common share, for the same period in 1996. Net income for the second quarter and the first half of 1996 benefited from lower tax expense and several nonrecurring income items, which included interest from tax settlements totaling $5.1 million and $1.2 million in net securities gains in the second quarter of 1996, and $6.0 million in net securities gains in the first quarter of 1996.

Net interest income before the provision for loan losses was $45.6 million for the second quarter and $87.0 million for the first half of 1997, an increase of 22.3% and 14.2% from the same periods in 1996. The increase from the prior year's first half was primarily the result of a $481.8 million increase in average earning assets between the periods. This increase was mostly due to proceeds received from the issuance and sale of Trust Preferred Securities
(see "Stockholders' Equity and Regulatory Capital")in December 1996 and March 1997 totaling $350 million. The favorable increase in average earning assets was partially offset by a $131.2 million increase in average interest-bearing liabilities, the result of increases in the deposit portfolio between the periods (see "Deposits"). The net interest margins for the second quarter and first half of 1997 were 3.90% and 3.83%, compared with a margin of 3.66% for the prior year's second quarter and 3.73% for the first half of 1996.

Noninterest income, excluding securities gains, for the current quarter and six-month periods of 1997 totaled $20.9 million and $40.6 million, respectively, compared with $24.5 million and $44.2 million, respectively, from the prior year's periods. The decrease between the periods is due to the previously mentioned interest from tax settlements recorded in 1996 totaling $5.1 million, partially offset by increases in trust income and service charges (see "Noninterest Income").

Noninterest expense for 1997's second quarter totaled $45.7 million, an increase of $1.7 million (3.9%) from the prior year's quarter total of $43.9 million. Likewise, noninterest expense for the first six months of 1997 totaled $89.5 million, an increase of $2.5 million (2.9%), compared with $86.9 million for the first six months of 1996. The increase in noninterest expense for the second quarter and year-to-date periods in 1997 in comparison to the same periods in 1996 was mostly due to increases in staffing, data processing, advertising and other expenses involving the development and implementation of new products and services in the retail banking group (see "Deposits" and "Noninterest Expense").

Nonperforming assets, including other real estate owned, decreased $17.0 million, or 36.2% to $30.0 million at June 30, 1997, when compared with 1996's second quarter nonperforming asset total of $47.0 million. At June 30, 1997, Riggs' reserve for loan losses totaled $63.9 million, resulting in a reserve to total loans ratio of 2.41%. Nonperforming loans totaled $6.4 million at quarter end and the reserve (coverage) was nine times greater than the balance of nonperforming loans at June 30, 1997.

Total assets at June 30, 1997, were $5.37 billion, up $556.7 million, or 11.6%, over the $4.81 billion level a year earlier. This growth was mostly due to increases in the money market and securities portfolios, which totaled $565.9 million, funded by proceeds received from the issuance and sale of $350 million of Trust Preferred Securities and a $255.3 million increase in the deposit portfolio, partially offset by a $52.8 million decrease in short-term borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale follow:

                                                         JUNE 30, 1997                    JUNE 30, 1996
                                                --------------------------------  -------------------------------
                                                   AMORTIZED        MARKET/         AMORTIZED        MARKET/
              AVAILABLE FOR SALE                     COST         BOOK VALUE           COST        BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
(In thousands)
U.S. Treasury Securities                             $  685,010      $  681,779       $1,311,183      $1,302,028
Government Agencies Securities                          724,408         723,590                -               -
Mortgage-Backed Securities                                1,891           1,882                -               -
Other Securities                                         32,627          32,627           34,654          34,654
-----------------------------------------------------------------------------------------------------------------
Total                                                $1,443,936      $1,439,878       $1,345,837      $1,336,682

Securities available for sale totaled $1.44 billion at June 30, 1997, compared to $1.16 billion at year-end 1996, and $1.34 billion at June 30, 1996. The activity for the first six months of 1997 included purchases of securities available for sale totaling $3.68 billion, partially offset by maturities totaling $3.30 billion and sales of securities available for sale totaling $99.9 million. The weighted-average maturities and yields for the portfolio, adjusted for anticipated prepayments, was approximately 2 years and 5.99%, respectively, at June 30, 1997.

The maturity distribution of securities available for sale at June 30, 1997, follows:


                                                                GOVERNMENT       MORTGAGE-
                                             U.S. TREASURY       AGENCIES          BACKED           OTHER
(IN THOUSANDS)                                 SECURITIES       SECURITIES       SECURITIES      SECURITIES       TOTAL
----------------------------------------------------------------------------------------------------------------------------
Within 1 year
     Amortized Cost                               $  209,664      $  399,302       $        -      $    7,875   $  616,841
     Market/Book                                     209,837         399,254                -           7,875      616,966
     Yield*                                             5.80%           5.39%               -            4.95%        5.52%

After 1 but within 5 years                           305,138         325,106                -               -      630,244
     Amortized Cost                                  302,892         324,336                -               -      627,228
     Market/Book                                        5.82%           6.63%               -               -         6.24%
     Yield*

After 5 but within 10 years
     Amortized Cost                                  170,208               -                -               -      170,208
     Market/Book                                     169,050               -                -               -      169,050
     Yield*                                             6.35%              -                -               -         6.35%

After 10 years
     Amortized Cost                                        -               -            1,891          24,752       26,643
     Market/Book                                           -               -            1,882          24,752       26,634
     Yield*                                                -               -             7.28%           6.15%        6.23%
----------------------------------------------------------------------------------------------------------------------------

Total Securities Available for Sale
     Amortized Cost                               $  685,010      $  724,408       $    1,891      $   32,627   $1,443,936
     Market/Book                                     681,779         723,590            1,882          32,627    1,439,878
     Yield*                                             5.95%           5.95%            7.28%           5.86%        5.95%

[FN]
*Weighted-average yield to maturity at June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:

                                                            JUNE 30,             JUNE 30,           DECEMBER 31,
(IN THOUSANDS)                                                1997                 1996                 1996
----------------------------------------------------------------------------------------------------------------
Commercial and Financial                                   $  423,249           $  415,788           $  443,557
Real Estate - Commercial/Construction                         353,102              319,255              352,015
Residential Mortgage                                        1,200,297            1,258,861            1,226,110
Home Equity                                                   301,552              273,445              281,867
Consumer                                                       74,611               75,502               78,617
Foreign                                                       295,800              259,692              251,782
----------------------------------------------------------------------------------------------------------------

Loans                                                       2,648,611            2,602,543            2,633,948

Unamortized Premium (Unearned
        Discount/Net Deferred Fees)                             2,354                4,641                3,886
----------------------------------------------------------------------------------------------------------------

Total Net Loans                                            $2,650,965           $2,607,184           $2,637,834

At June 30, 1997, total loans outstanding (net of premiums/discounts) were $2.65 billion, increasing $43.8 million from the June 30, 1996 total of $2.61 billion. The increase in loans from June 30, 1996 was primarily attributed to increases in foreign loans of $36.1 million, real estate - commercial/construction loans of $33.8 million, home equity loans of $28.1 million and commercial and financial loans of $7.5 million. These increases were offset in part by a $58.6 million decrease in residential mortgage loans between the periods.

REAL ESTATE - COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1997

                                                                            GEOGRAPHIC LOCATION
                                         DISTRICT OF                                 UNITED
(IN THOUSANDS)                            COLUMBIA      VIRGINIA      MARYLAND       KINGDOM        OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Land Acquisition and
    Construction Development                 $ 17,084     $  9,232       $  7,835      $      -      $      -      $ 34,151
Multifamily Residential                        11,335       11,738          3,729             -         6,494        33,296
Commercial:
    Office Buildings                           70,888       27,904         31,123             -             -       129,915
    Retail/Shopping Centers                    31,900       11,671         14,075             -             -        57,646
    Hotels                                      1,148            -              -             -             -         1,148
    Industrial/Warehouse                        2,246       14,349          4,464             -             -        21,059
    Churches                                   26,522        4,448         15,929             -             -        46,899
    Other                                       7,331       15,378          6,213             -            66        28,988
----------------------------------------------------------------------------------------------------------------------------
Total Commercial                              140,035       73,750         71,804             -            66       285,655
----------------------------------------------------------------------------------------------------------------------------

Total Domestic Real Estate -
    Commercial/Construction Loans             168,454       94,720         83,368             -         6,560       353,102
Foreign                                             -            -              -       119,057             -       119,057
----------------------------------------------------------------------------------------------------------------------------
Total Real Estate - Commercial/
    Construction Loans                       $168,454     $ 94,720       $ 83,368      $119,057      $  6,560      $472,159

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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At June 30, 1997, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at June 30, 1997, December 31, 1996 or June 30, 1996.


CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS


                                                                                             90 DAYS
                                            % OF                                             OR MORE        POTENTIAL
(IN MILLIONS)              AMOUNT          ASSETS         NONACCRUAL      RENEGOTIATED      PAST DUE         PROBLEM
-------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
United Kingdom                  $113.7            2.1%             $  -             $  -            $  -            $  -

JUNE 30, 1996
United Kingdom                   183.0            3.8               2.5                -               -               -

DECEMBER 31, 1996
United Kingdom                   196.3            3.8               0.3                -               -               -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $30.0 million at June 30, 1997, a $8.1 million (21.3%) decrease from the year-end 1996 total of $38.1 million and a $17.0 million (36.2%) decrease from the June 30, 1996 total.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                      JUNE 30,         JUNE 30,        DECEMBER 31,
(IN THOUSANDS)                                                          1997             1996              1996
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                 $ 5,932          $10,332           $ 9,133
  Foreign                                                                      456            2,529               743
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Nonaccrual Loans                                                       6,388           12,861             9,876
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Renegotiated Loans: (2)
  Domestic                                                                     115              850               125
  Foreign                                                                        -                -                 -
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Renegotiated Loans                                                       115              850               125
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Other Real Estate Owned, Net:
  Domestic                                                                  23,421           32,731            27,722
  Foreign                                                                       83              570               399
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Other Real Estate Owned, Net                                          23,504           33,301            28,121

---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

 Total Nonperforming Assets                                                $30,007          $47,012           $38,122

PAST-DUE LOANS: (3)
  Domestic                                                                 $ 6,355          $ 4,396           $ 3,849
  Foreign                                                                        -                -                 -
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Total Past-Due Loans                                                       $ 6,355          $ 4,396           $ 3,849

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standards No. 15. Renegotiated loans do not include $10.2 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At June 30, 1997, nonaccrual loans, including both domestic and foreign, were $6.4 million, or 0.2% of total loans, compared with $9.9 million, or 0.4% of total loans, at year-end 1996 and $12.9 million, or 0.5% of total loans at June 30, 1996. The $6.4 million of nonaccrual loans includes $0.6 million of loans identified as impaired (see "Impaired Loans"). The decrease in nonaccrual loans during the first half of 1997 was due to paydowns of $3.4 million, loans returning to accrual status of $548 thousand, and charge offs of $358 thousand. These decreases were offset by additions of $866 thousand. Renegotiated loans totaled $115 thousand at June 30, 1997, a decrease of $10 thousand from December 31, 1996, and $735 thousand from the prior year's period. The decrease in renegotiated loans from the prior year's balance was the result of paydowns and payoffs between the years. Nonaccrual and renegotiated real estate - commercial/construction loans, both foreign and domestic, totaled $2.1 million at June 30, 1997, or 31.7% of the total nonaccrual and renegotiated loans.

OTHER REAL ESTATE OWNED, NET

Other real estate owned, net of reserves, decreased to $23.5 million at June 30, 1997, compared with $28.1 million at December 31, 1996 and $33.3 million at June 30, 1996. The decrease during the first half of 1997 is the result of paydowns and sales of $4.4 million and charge-offs of $282 thousand, offset by additions of $82 thousand. At June 30, 1997, residential and commercial land composed 88.7% of the other real estate owned portfolio.

OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
JUNE 30, 1997

                                                                              GEOGRAPHIC LOCATION
                                                  DISTRICT OF                                      UNITED
(IN THOUSANDS)                                      COLUMBIA       VIRGINIA       MARYLAND        KINGDOM         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Land                                                    $     -        $14,991         $ 5,864        $     -        $20,855
Single-Family Residential                                     -              -             829              -            829
Office Buildings/Retail                                       -              -           1,522              -          1,522
Hotels                                                        -              -               -             83             83
Industrial/Warehouse                                        215              -               -              -            215
-----------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                      $   215        $14,991         $ 8,215        $    83        $23,504

[FN]
(1) - Balances are net of valuation reserves totaling $1.9 million.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past-due loans increased $2.5 million during the first half of 1997 to $6.4 million, while increasing $2.0 million from June 30, 1996. These increases were predominately residential, single-family past-due loans, which increased $2.4 million in the first half of 1997 and $2.6 million during the past year.

At June 30, 1997, the Corporation had identified $9.9 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily commercial and financial.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

RESERVE FOR LOAN LOSSES

The Corporation's subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $63.9 million, or 2.41% of total loans (net of premiums/discounts) at June 30, 1997, compared with $64.5 million, or 2.44% of total loans at December 31, 1996, and $58.8 million, or 2.26% of total loans, at June 30, 1996. The coverage ratio was 982% at June 30, 1997, 645% at year-end 1996 and 429% at June 30, 1996. The increase in the coverage ratio from the prior year's periods was the result of a $7.2 million decrease in nonperforming loans between the periods, combined with the $5.1 million increase in the reserve for loan losses.

IMPAIRED LOANS

Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are generally defined as nonaccrual loans, excluding large groups of smaller-balance loans (with similar collateral characteristics), which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. Impaired loans totaled $621 thousand at June 30, 1997 (see table below), a $2.3 million decrease from the December 31, 1996 total of $2.9 million and a $5.3 million decrease from June 30, 1996. Impaired loans at June 30, 1997 and 1996 are solely collateral dependent loans, which are measured at the fair value of the collateral. All of the Corporation's impaired loans are included in the totals of the preceding "Nonperforming Assets and Past-Due Loans" table.

TOTAL IMPAIRED LOANS (1)

                                                                           JUNE 30,          JUNE 30,       DECEMBER 31,
(IN THOUSANDS)                                                               1997              1996             1996
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Domestic:
     Real Estate - Commercial/Construction                                       $  621            $4,317           $2,890
Foreign                                                                               -             1,602                -
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Total Impaired Loans                                                             $  621            $5,919           $2,890

[FN]
(1) There were no specific reserves for impaired loans as of June 30, 1997 and 1996, and December 31, 1996.

              --------------------------------------------------------

IMPAIRED LOANS
AVERAGE INVESTMENT AND INTEREST RECOGNIZED

                                                                JUNE 30, 1997                      JUNE 30, 1996
                                                      ---------------------------------- ----------------------------------
                                                          AVERAGE          INTEREST          AVERAGE          INTEREST
(IN THOUSANDS)                                          INVESTMENT        RECOGNIZED        INVESTMENT       RECOGNIZED
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Domestic:
     Real Estate - Commercial/Construction                     $1,555            $    -            $4,506           $    -
Foreign                                                             -                 -             1,138               25
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Total                                                          $1,555            $    -            $5,644           $   25

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $4.06 billion at June 30, 1997, increasing $255.3 million (6.7%) from the June 30, 1996 deposit total. The increase from the year earlier balance was due to increases in money market accounts of $477.5 million, foreign time deposits of $147.5 million, and demand deposits of $68.4 million, partially offset by the decrease in savings and NOW accounts of $409.6 million. The large variances in the money market and savings and NOW balances is mostly attributable to a new program started during the third quarter of 1996. Deposit balances in certain NOW and noninterest checking accounts are transferred to the money market classification, thereby reducing the level of deposit reserves required by the Federal Reserve. Total accounts transferred equaled approximately $347 million at June 30, 1997.

DEPOSITS

                                                                  JUNE 30,                            CHANGE
                                                         ---------------------------        ----------------------------
(IN THOUSANDS)                                               1997          1996                 AMOUNT       PERCENT
-------------------------------------------------------- ------------- ------------- ------- ------------- -------------
Demand Deposits                                             $  912,304    $  843,903           $  68,401          8.1 %
Interest-Bearing Deposits:
     Savings and NOW Accounts                                  391,193       800,764            (409,571)       (51.1)
     Money Market Deposit Accounts                           1,471,785       994,272             477,513         48.0
     Time Deposits in Domestic Offices                         809,258       837,766             (28,508)        (3.4)
     Time Deposits in Foreign Offices                          478,123       330,637             147,486         44.6
-------------------------------------------------------- -------------- ------------- ------ ------------- -------------
Total Interest-Bearing Deposits                              3,150,359     2,963,439             186,920          6.3
-------------------------------------------------------- -------------- ------------- ------ ------------- -------------

Total Deposits                                              $4,062,663    $3,807,342           $ 255,321          6.7 %

Since 1994, the Corporation has been conducting a detailed analysis of its retail banking system, determining the best use of its locations, branch facilities, product lines and personnel. The Corporation has already sold or consolidated seven retail branches to date. The Corporation is actively seeking enhancements to existing branches to attract new customers, improve service quality and the overall profitability of its branches. Enhancements include improving the computer network system and the redesigning of 20 retail branches to provide better access to traditional banking services as well as trust and investment advisory services. In April 1997, the Corporation introduced its home banking and imaging services products and anticipates the completion of its Internet home page later in 1997.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $24.8 million during the first six months of 1997, while decreasing $52.8 million (15.9%) from the year earlier balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The decrease in short-term borrowings from the year-earlier balances was the result of increased fund inflows from the deposit portfolio between the periods. The decrease in long-term debt from the prior year was the result of $26.1 million of floating-rate subordinated notes maturing in September 1996.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                      JUNE 30,                            CHANGE
                                                             ---------------------------        ---------------------------
(IN THOUSANDS)                                                   1997          1996                AMOUNT       PERCENT
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Federal Funds Purchased and Repurchase Agreements                $253,520      $217,236            $ 36,284         16.7 %
U.S. Treasury Notes and Other Borrowed Funds                       26,522       115,618             (89,096)       (77.1)
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Total Short-Term Borrowings                                       280,042       332,854             (52,812)       (15.9)

Floating-Rate Subordinated Capital Notes due 1996                       -        26,100             (26,100)         n/a
Subordinated Debentures due 2009                                   66,525        66,525                   -            -
Subordinated Notes due 2006                                       125,000       125,000                   -            -
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Total Long-Term Debt                                              191,525       217,625             (26,100)       (12.0)
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------

Total Short-Term Borrowings and Long-Term Debt                   $471,567      $550,479            $(78,912)       (14.3)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest-Rate Risk Management"). At June 30, 1997, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities and Government obligations, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.4 billion (44.9% of total assets). This compares with $2.2 billion (42.7%) at December 31, 1996, and $1.9 billion (39.0%) at June 30, 1996. The increase in total liquid assets and the percentage of liquid assets to total assets from the prior year's balance was primarily the result of cash inflows from the issuance and sale of Trust Preferred Securities in December 1996 and March 1997. The Corporation expects liquid assets to remain at approximately the June 30, 1997 level for the foreseeable future. The liquidity position of the Corporation is enhanced by the stable source of funds maintained through its core deposit relationships and its ability to attract new deposits. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.

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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon internal as well as consensus views of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. As of year-end 1996, the Corporation's interest sensitivity position was liability sensitive and continued to be liability sensitive at June 30, 1997. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At June 30, 1997, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would reflect a change in net interest income of less than 2% over an initial 12-month period and less than 4% for the entire 36-month horizon--well below the established tolerance levels set by the Corporation.

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

Management finds that all of the methodologies discussed above provide a meaningful representation of the Corporation's interest-rate sensitivity, although factors other than changes in the interest-rate environment, such as levels of nonearning assets, and changes in the composition of earning assets, may impact net interest income. Management believes its current rate sensitivity level is appropriate, considering the Corporation's economic outlook and the conservative approach taken in the review and monitoring of the Corporation's interest-rate risk position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at June 30, 1997 was $435.6 million, an increase of $9.9 million from the year-end 1996 total and up $32.9 million from June 30, 1996. The increase from year-end 1996 was the result of an increase in net earnings of $21.1 million, partially offset by dividends on preferred and common stock of $8.4 million, unrealized losses in the Corporation's securities available for sale portfolio of $1.9 million and foreign exchange translation adjustments of $1.3 million. The increase in stockholders' equity over the preceding year was mostly attributed to earnings during the period combined with net unrealized gains from the securities available for sale portfolio, partially offset by dividend payments.

In December 1996 and March 1997, Riggs Capital and Riggs Capital II, respectively, issued Trust Preferred Securities, Series A and C, at 8.625% and 8.875%, respectively. These securities mature in December 2026 for Riggs Capital and March 2027 for Riggs Capital II. Riggs Capital and Riggs Capital II are new trust entities formed in order to issue the preferred securities and each are wholly-owned subsidiaries of the Corporation. Dividends for both issues are payable semi-annually with the first dividend payments paid on June 30, 1997. The Trust Preferred Securities, Series A cannot be redeemed until December 2006, and the Trust Preferred Securities, Series C cannot be redeemed until March 2007, except under certain limited circumstances. These securities enhance certain regulatory capital ratios (see below), and the proceeds of these offerings are available for general corporate purposes.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 34.75% and 19.82%, respectively, at June 30, 1997, compared with 28.47% and 20.04% at December 31, 1996, and 24.31% and 15.64% at June 30, 1996,
respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline--the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 10.96% at June 30, 1997, compared with leverage ratios of 11.84% and 8.58% at December 31, 1996 and June 30, 1996, respectively. Regulatory capital ratios do not include the impact of net unrealized losses on the securities available for sale portfolio totaling $2.6 million for the period-ended June 30, 1997. The Corporation's equity to assets ratio, which includes these unrealized losses, was 8.12% at June 30, 1997, compared to 8.29% and 8.37% at December 31, 1996, and June 30, 1996, respectively.

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


CAPITAL RATIOS

                                                       JUNE 30,        JUNE 30,      DECEMBER 31,      REQUIRED
                                                         1997            1996            1996          MINIMUMS
--------------------------------------------------------------------------------------------------------------------
RIGGS NATIONAL CORPORATION:
     Tier I                                             19.82%          15.64%          20.04%          4.00%
     Combined Tier I and Tier II                        34.75           24.31           28.47           8.00
     Leverage*                                          10.96            8.58           11.84           4.00

RIGGS BANK N.A.:
     Tier I                                             15.08           19.14           18.66           4.00
     Combined Tier I and Tier II                        16.34           20.40           19.92           8.00
     Leverage*                                           8.30           10.44           10.96           4.00


[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $46.6 million in the second quarter of 1997, increasing $8.3 million from the second quarter of 1996. Net interest income on a tax-equivalent basis was $88.9 million for the first half of 1997, compared with $77.9 million for the same period in 1996. The increases from the prior year's quarter and the year-to-date period were primarily the result of favorable increases in average earning assets over increases in average interest-bearing liabilities between the periods, stemming from $350 million in proceeds received from Trust Preferred Securities issued and sold in December 1996 and March 1997 (see "Stockholders' Equity and Regulatory Capital").

The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the second quarter of 1997 was 3.90% (see schedule on the following page), an increase of 24 basis points from 3.66% for the second quarter of 1996. The net interest margin for the six-month periods ended June 30, 1997 and 1996 were 3.83% and 3.73%, respectively. The loan-to-deposit ratio stood at 65.3% at June 30, 1997, up slightly from the year-end 1996 ratio of 65.1%, but down from 68.5% at June 30, 1996, the result of stronger increases in deposits than loans between the periods. The ratio of average loans to average earning assets was 54.1% for the second quarter of 1997, compared with a ratio of 60.1% for the year earlier quarter, reflecting the increase in earning assets from the proceeds received from the issuance and sale of the Trust Preferred Securities. Interest income earned on nonaccrual and restructured loans totaled $138 thousand and $127 thousand for the six months ended June 30, 1997 and 1996, respectively. Interest income that would have been earned under the original terms of these loans was $435 thousand and $662 thousand, respectively, which reduced the net interest margin by approximately one basis point in 1997 and approximately three basis points in 1996.

NET INTEREST INCOME CHANGES (1)

                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              JUNE 30, 1997 VS 1996                      JUNE 30, 1997 VS 1996
                                        ----------------------------------         ----------------------------------
                                          DUE TO     DUE TO      TOTAL               DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                             RATE      VOLUME      CHANGE               RATE      VOLUME      CHANGE
---------------------------------------------------------------------------------------------------------------------

Interest Income:
   Loans, Including Fees                  $   619     $ 1,668    $ 2,287             $(2,917)    $ 3,768    $   851
   Securities Available for Sale            1,201       3,450      4,651               1,743       6,915      8,658
   Time Deposits with Other Banks              85        (368)      (283)                (56)     (1,622)    (1,678)
   Federal Funds Sold and Reverse
    Repurchase Agreements                     130       4,618      4,748                  86       6,142      6,228
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                       2,035       9,368     11,403              (1,144)     15,203     14,059

Interest Expense:
   Savings and NOW Accounts                   301      (2,998)    (2,697)                363      (5,988)    (5,625)
   Money Market Deposit Accounts             (667)      5,177      4,510              (1,603)      9,878      8,275
   Time Deposits in Domestic Offices         (656)       (194)      (850)             (1,640)       (604)    (2,244)
   Time Deposits in Foreign Offices           216       1,656      1,872                 159       2,641      2,800
   Federal Funds Purchased and
      Repurchase Agreements                   670         128        798                 430         361        791
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                   100        (296)      (196)                155        (306)      (151)
   Long-Term Debt                             202        (579)      (377)                419      (1,191)      (772)
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                        166       2,894      3,060              (1,717)      4,791      3,074
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                       $ 1,869     $ 6,474    $ 8,343             $   573     $10,412    $10,985

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

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                JUNE 30, 1997                        JUNE 30, 1996
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  363,691    $ 7,128      7.86 %     $  339,357   $ 6,468       7.67 %
   Commercial - Tax-Exempt                                  49,038      1,043      8.53           25,900       623       9.67
   Real Estate - Commercial/Construction                   327,845      7,323      8.96          317,142     7,006       8.88
   Residential Mortgage                                  1,207,673     21,768      7.23        1,268,299    22,681       7.19
   Home Equity                                             298,208      6,345      8.53          268,811     5,496       8.22
   Consumer                                                 73,963      2,255     12.23           74,296     2,262      12.25
   Foreign                                                 275,209      5,569      8.12          233,704     4,608       7.93
------------------------------------------------------------------------------------------------------------------------------
  Total Loans, Including Fees                            2,595,627     51,431      7.95        2,527,509    49,144       7.82
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                      1,480,941     22,867      6.19        1,256,102    18,216       5.83
  Time Deposits with Other Banks                           167,154      2,094      5.02          197,265     2,377       4.85
  Federal Funds Sold and Resale Agreements                 557,822      7,776      5.59          226,991     3,028       5.37
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,801,544     84,168      7.03        4,207,867    72,765       6.96
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             63,675                                58,557
  Cash and Due from Banks                                  158,559                               201,644
  Premises and Equipment, Net                              166,180                               158,341
  Other Assets                                             196,116                               200,288

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $5,258,724                            $4,709,583

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  287,682    $ 1,625      2.27 %     $  825,594   $ 4,322       2.11 %
   Money Market Deposit Accounts                         1,605,203     12,887      3.22          969,258     8,377       3.48
   Time Deposits in Domestic Offices                       802,945      8,662      4.33          820,318     9,512       4.66
   Time Deposits in Foreign Offices                        466,813      6,608      5.68          349,853     4,736       5.44
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        3,162,643     29,782      3.78        2,965,023    26,947       3.66
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              246,040      3,122      5.09          233,944     2,324       4.00
   U.S. Treasury Notes and Other Borrowed Funds             19,826        255      5.16           44,660       451       4.06
   Long-Term Debt                                          191,525      4,368      9.15          217,625     4,745       8.77
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,620,034     37,527      4.16        3,461,252    34,467       4.01
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          807,381                               806,648
  Other Liabilities                                         55,339                                49,743
  Minority Interest in Preferred Stock of Subsidiaries     350,000                                     -
  Stockholders' Equity                                     425,970                               391,940

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
    Stockholders' Equity                                $5,258,724                            $4,709,583

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                      $46,641      2.87 %                  $38,298       2.95 %

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.90 %                                3.66 %

[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                              SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30, 1997                        JUNE 30, 1996
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
---------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  376,739   $ 14,714      7.88 %     $  331,820  $ 15,567       9.43 %
   Commercial - Tax-Exempt                                  48,167      2,029      8.49           27,571     1,340       9.77
   Real Estate - Commercial/Construction                   329,594     14,413      8.82          318,156    14,192       8.97
   Residential Mortgage                                  1,213,989     43,476      7.22        1,275,447    45,477       7.17
   Home Equity                                             293,276     12,089      8.31          264,150    11,001       8.38
   Consumer                                                 74,341      4,567     12.39           75,139     4,558      12.20
   Foreign                                                 266,817     10,617      8.02          224,081     8,919       8.00
------------------------------------------------------------------------------------------------------------------------------
  Total Loans, Including Fees                            2,602,923    101,905      7.89        2,516,364   101,054       8.08
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                      1,375,174     41,518      6.09        1,141,761    32,860       5.79
  Time Deposits with Other Banks                           167,455      4,112      4.95          232,846     5,790       5.00
  Federal Funds Sold and Resale Agreements                 536,306     14,563      5.48          309,047     8,335       5.42
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,681,858    162,098      6.98        4,200,018   148,039       7.09
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             63,679                                57,758
  Cash and Due from Banks                                  161,242                               209,576
  Premises and Equipment, Net                              166,111                               156,903
  Other Assets                                             195,581                               195,298

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $5,141,113                            $4,704,037

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  299,498   $  3,344      2.25 %     $  835,529  $  8,969       2.16 %
   Money Market Deposit Accounts                         1,593,363     25,145      3.18          972,329    16,870       3.49
   Time Deposits in Domestic Offices                       810,207     17,539      4.37          835,709    19,783       4.76
   Time Deposits in Foreign Offices                        435,867     12,133      5.61          339,947     9,333       5.52
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        3,138,935     58,161      3.74        2,983,514    54,955       3.70
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              232,289      5,817      5.05          217,012     5,026       4.66
   U.S. Treasury Notes and Other Borrowed Funds             18,357        465      5.11           31,754       616       3.90
   Long-Term Debt                                          191,525      8,736      9.20          217,625     9,508       8.79
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,581,106     73,179      4.12        3,449,905    70,105       4.09
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          809,355                               815,734
  Other Liabilities                                         52,768                                49,903
  Minority Interest in Preferred Stock of Subsidiaries     272,652                                     -
  Stockholders' Equity                                     425,232                               388,495

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
    Stockholders' Equity                                $5,141,113                            $4,704,037

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                     $ 88,919      2.86 %                 $ 77,934       3.00 %

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.83 %                                3.73 %

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME

Noninterest income for the second quarter of 1997 was $21.1 million, compared with $25.7 million for the second quarter of 1996. The $4.7 million decrease in noninterest income between the quarters was the result of $5.1 million in interest from tax settlements combined with $1.2 million in net securities gains recognized in the prior year. These decreases were partially offset by increases in service charges and trust income of $768 thousand, and a $753 thousand residual gain realized in other noninterest income during the current quarter from the sale of a portion of the Corporation's corporate trust business in the fourth quarter of 1996. Noninterest income for the first six months of 1997 decreased $10.6 million compared to the same period in 1996. This decrease was attributed to the previously mentioned interest from tax settlements and net securities gains recognized in the prior year's period, offset by increases in trust and service fees of $1.6 million (see table below).

NONINTEREST INCOME                            THREE                                          SIX
                                          MONTHS ENDED                                   MONTHS ENDED
                                            JUNE 30,               CHANGE                  JUNE 30,               CHANGE
                                      --------------------- ----------------------    ------------------- ------------------------
(IN THOUSANDS)                          1997       1996     AMOUNT    PERCENT           1997      1996     AMOUNT      PERCENT
------------------------------------- ---------- --------- ---------- ------------ -- --------- ---------- ----------- -----------
Service Charges                         $ 9,329   $ 8,823   $   506         5.7 %      $18,017    $17,496   $    521        3.0 %
Trust Income                              8,788     8,526       262         3.1         17,434     16,400      1,034        6.3
Interest on Tax Receivables                   -     5,135    (5,135)        n/a              -      5,135     (5,135)       n/a
Other Noninterest Income                  2,815     2,049       766        37.4          5,120      5,124         (4)      (0.1)
------------------------------------- ---------- --------- ---------- ------------ - ---------- ---------- ----------- -----------

Noninterest Income Excluding
    Securities Gains, Net                20,932    24,533    (3,601)      (14.7)        40,571     44,155     (3,584)      (8.1)
Securities Gains, Net                       157     1,209    (1,052)      (87.0)           159      7,162     (7,003)     (97.8)
------------------------------------- ---------- --------- ---------- ------------ - ---------- ---------- ----------- -----------

Total Noninterest Income                $21,089   $25,742   $(4,653)      (18.1)%      $40,730    $51,317   $(10,587)     (20.6)%

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1997 was $45.7 million, an increase of $1.7 million when compared with the second quarter of 1996. The increase from the prior year's quarter was largely attributable to the increase in other noninterest expense of $1.0 million, the result of increases in consulting and other expenses related to the development and implementation of several retail banking strategies in 1997 (see "Deposits"). Additionally, increases in salaries and wages of $736 thousand, the result of staff additions between the periods, was partially offset by lower benefits costs attributable to reductions in medical and life insurance expenses.

Noninterest expense for the first half of 1997 increased $2.5 million compared with the same period in 1996. Increases in salaries and wages, data processing, furniture and equipment and other noninterest expenses resulted from the previously described development and implementation of retail banking related strategies in the current year (see "Deposits"). These increases were partially offset by decreases in employee benefits costs and other real estate owned expense between the periods, with the largest decrease stemming from benefits, which was attributed to decreases in medical and life insurance expenses for active and retired employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST EXPENSE, CONTINUED

NONINTEREST EXPENSE                           THREE                                           SIX
                                          MONTHS ENDED                                    MONTHS ENDED
                                            JUNE 30,               CHANGE                   JUNE 30,                 CHANGE
                                      --------------------- ----------------------   ----------------------- -----------------------
(IN THOUSANDS)                          1997       1996     AMOUNT      PERCENT         1997        1996       AMOUNT     PERCENT
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------
Salaries and Wages                     $15,882    $15,146   $   736         4.9 %      $31,039      $29,767    $ 1,272        4.3 %
Pensions and Other Employee
   Benefits                              2,791      3,188      (397)      (12.5)         6,411        7,057       (646)      (9.2)
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------

Total Staff Expense                     18,673     18,334       339         1.8         37,450       36,824        626        1.7
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------

Occupancy, Net                           5,002      5,748      (746)      (13.0)         9,418       11,039     (1,621)     (14.7)
Data Processing Services                 4,710      4,468       242         5.4          9,338        8,938        400        4.5
Furniture and Equipment                  2,328      1,704       624        36.6          4,489        3,566        923       25.9
Advertising and Public Relations         1,505      1,306       199        15.2          2,860        2,677        183        6.8
FDIC Insurance                             114          1       113         n/a            220            4        216        n/a
Other Real Estate Owned
   (Income) Expense, Net                   107        186       (79)      (42.5)           (40)         183       (223)       n/a
Other Noninterest Expense               13,221     12,184     1,037         8.5         25,737       23,704      2,033        8.6
------------------------------------- ---------- --------- ---------- ------------ - ----------- ----------- ----------- -----------

Total Noninterest Expense              $45,660    $43,931   $ 1,729         3.9 %      $89,472      $86,935    $ 2,537        2.9 %

TAXES

The Corporation's provision for income taxes includes Federal, state and foreign income taxes. Income tax expense totaling $5.4 million was recognized for the quarter ended June 30, 1997, compared with a tax benefit of $2.4 million for the quarter ended June 30, 1996, the result of a local tax refund received in the prior year's quarter. Income tax expense totaling $9.5 million was recognized for the six month period ended June 30, 1997, compared with a benefit of $2.3 million recognized for the same period in 1996 stemming from the previously mentioned tax refund received in 1996. The 1997 tax provision was less than the statutory rate because of the Corporation's ability to reduce the previously established valuation allowance.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The Annual Meeting of the shareholders of the Corporation was held on May 14, 1997, in Washington, D.C. Chairman of the Board Joe L. Allbritton presided and 26,726,419 of the 30,374,496 shares outstanding as of the record date of March 31, 1997, were represented at the meeting in person or by proxy.

           1-Elections of Directors


           Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                                                                       Total                   Total
                                                                     Votes For             Votes Withheld
                                                              ------------------------ -----------------------
                      Joe L. Allbritton                             26,168,394                422,533
                      Robert L. Allbritton                          26,165,928                422,533
                      Timothy C. Coughlin                           26,202,817                422,533
                      Lawrence I. Hebert                            26,200,746                422,533
                      Steven B. Pfeiffer                            26,203,912                422,533
                      Robert L. Sloan                               26,202,746                422,533
                      Jack Valenti                                  26,140,545                422,533
                      Eddie N. Williams                             26,198,956                422,533


           2-Proposal to Change the Annual Meeting Date


           By a vote of 2,205,279 For, to 21,327,510 Against, with 447,873
           Abstaining, the Corporation's shareholders rejected a proposal to change the annual meeting date of Riggs National Corporation.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES, CONTINUED



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


                           RIGGS NATIONAL CORPORATION


Date:     August 12, 1997                           /s/ TIMOTHY C. COUGHLIN
     ---------------------------                --------------------------------
                                                      Timothy C. Coughlin
                                                            President






Date:     August 12, 1997                              /s/ JOHN L. DAVIS
     ---------------------------                --------------------------------
                                                         John L. Davis
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)