Form 10-Q
period 1997-09-30
RIGGS NATIONAL CORP
filed 1997-11-12
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 0-9756

                           RIGGS NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                    52-1217953
             -------------------------------    ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.50 PAR VALUE                         30,558,988 SHARES
-----------------------------               ----------------------------------
       (Title of Class)                     (Outstanding at November 11, 1997)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                          PAGE NO.


Item 1.   Financial Statements-Unaudited

            Consolidated Statements of Income
            Three and nine months ended September 30, 1997 and 1996           3

            Consolidated Statements of Condition
            September 30, 1997 and 1996, and December 31, 1996                4

            Consolidated Statements of Changes in Stockholders' Equity
            Nine months ended September 30, 1997 and 1996                     5

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996                     6

            Financial Ratios and Other Financial Data                         7

            Notes to the Consolidated Financial Statements                 8-14


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15-29



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

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -----------------------------------------------------------

                                                                              1997           1996           1997          1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans                                                $ 52,420       $ 50,223      $153,772       $150,757
  Interest on Securities Available for Sale                                   22,103         17,249        62,265         48,900
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                           2,038          2,213         6,150          8,003
      Federal Funds Sold and Reverse Repurchase Agreements                     7,156          3,126        21,719         11,461
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                        9,194          5,339        27,869         19,464
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                       83,717         72,811       243,906        219,121

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                 1,543          3,013         4,887         11,982
      Money Market Deposit Accounts                                           13,070         10,054        38,215         26,924
      Time Deposits in Domestic Offices                                        8,717          9,575        26,256         29,358
      Time Deposits in Foreign Offices                                         6,951          4,651        19,084         13,984
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  30,281         27,293        88,442         82,248
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                        3,650          2,573         9,467          7,599
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                 230            457           695          1,073
      Long-Term Debt                                                           4,368          4,736        13,104         14,244
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                   8,248          7,766        23,266         22,916
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                      38,529         35,059       111,708        105,164
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                         45,188         37,752       132,198        113,957
  Less:  Provision for Loan Losses                                                 -              -             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         45,188         37,752       132,198        113,957

NONINTEREST INCOME
  Service Charges and Fees                                                     9,366          9,384        27,383         26,880
  Trust Income                                                                 9,543          7,866        26,977         24,266
  Interest on Tax Receivables                                                      -              -             -          5,135
  Other Noninterest Income                                                     1,998          3,920         7,118          9,044
  Securities Gains, Net                                                        3,335              4         3,494          7,166
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    24,242         21,174        64,972         72,491

NONINTEREST EXPENSE
  Salaries and Wages                                                          17,157         15,299        48,196         45,066
  Pensions and Other Employee Benefits                                         2,319          3,397         8,730         10,454
  Occupancy, Net                                                               4,812          5,879        14,230         16,918
  Data Processing Services                                                     4,862          4,626        14,200         13,564
  Furniture and Equipment                                                      2,476          1,995         6,965          5,561
  Advertising and Public Relations                                             1,406          1,290         4,266          3,967
  FDIC Insurance                                                                 107              -           327              4
  Other Real Estate Owned (Income) Expense, Net                                 (775)           (18)         (815)           165
  Other Noninterest Expense                                                   12,634         11,579        38,371         35,283
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   44,998         44,047       134,470        130,982
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                   24,432         14,879        62,700         55,466
  Applicable Income Tax Expense                                                6,625          3,062        16,148            744
  Minority Interest in Income of Subsidiaries, Net of Taxes                    4,986              -        12,629              -
----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                  12,821         11,817        33,923         54,722

  Dividends on Preferred Stock                                                (2,688)        (2,688)       (8,063)        (8,063)
----------------------------------------------------------------------------------------------------------------------------------
  Net Income Available for Common Stock                                     $ 10,133       $  9,129      $ 25,860       $ 46,659

EARNINGS PER COMMON SHARE                                                   $    .32       $    .29      $    .82       $   1.52

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                      SEPTEMBER 30,    SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                 1997             1996              1996
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
  Cash and Due from Banks                                                         $  178,661        $  172,626       $  211,144
  Money Market Assets:
      Time Deposits with Other Banks                                                 175,380           178,508          281,126
      Federal Funds Sold and Reverse Repurchase Agreements                           646,474           475,000          540,000
---------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                          821,854           653,508          821,126
---------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (at Market Value)                                  1,405,990           973,051        1,162,503

  Loans                                                                            2,688,400         2,599,773        2,637,834
  Reserve for Loan Losses                                                             63,678            60,689           64,486
---------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        2,624,722         2,539,084        2,573,348

  Premises and Equipment, Net                                                        164,746           163,931          166,074
  Accrued Interest Receivable                                                         27,349            33,895           30,042
  Other Real Estate Owned, Net                                                        12,113            32,902           28,121
  Other Assets                                                                       134,207           147,758          142,742
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $5,369,642        $4,716,755       $5,135,100

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                             $  846,082        $  833,912       $  892,594
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       393,753           542,515          472,625
      Money Market Deposit Accounts                                                1,466,694         1,265,826        1,488,730
      Time Deposits in Domestic Offices                                              770,156           831,800          820,748
      Time Deposits in Foreign Offices                                               508,764           312,135          375,986
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  3,139,367         2,952,276        3,158,089
---------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   3,985,449         3,786,188        4,050,683

  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              313,818           167,443          237,166
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                      26,216           113,258           18,068
---------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        340,034           280,701          255,234

  Other Liabilities                                                                   54,981            46,031           61,882
  Long-Term Debt                                                                     191,525           191,525          191,525
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,571,989         4,304,445        4,559,324

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                        350,000                 -          150,000
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at September 30, 1997 and 1996, and
          December 31, 1996; Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
          at September 30, 1997 and 1996, and December 31, 1996                        4,000             4,000            4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 1997 and 1996, and
          December 31, 1996
      Shares Issued - 31,322,111 at September 30, 1997, 31,263,994 at
          September 30, 1996 and 31,273,344 at December 31, 1996                      78,305            78,160           78,183
  Surplus - Preferred Stock                                                           91,192            91,192           91,192
  Surplus - Common Stock                                                             157,424           156,992          157,060
  Foreign Exchange Translation Adjustments                                            (1,100)           (1,164)           1,111
  Undivided Profits                                                                  139,985           111,668          118,682
  Unrealized Gain (Loss) on Securities Available for Sale, Net                         1,570            (4,815)            (729)
  Treasury Stock - 900,798 shares at September 30, 1997 and 1996, and
         December 31, 1996                                                           (23,723)          (23,723)         (23,723)
---------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         447,653           412,310          425,776
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $5,369,642        $4,716,755       $5,135,100

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           UNREALIZED
                              PREFERRED    COMMON                FOREIGN                   GAIN (LOSS)
                                STOCK      STOCK                 EXCHANGE                 ON SECURITIES                 TOTAL
                                $1.00      $2.50                TRANSLATION   UNDIVIDED     AVAILABLE    TREASURY   STOCKHOLDERS'
                                 PAR        PAR     SURPLUS     ADJUSTMENTS    PROFITS    FOR SALE, NET    STOCK        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------


Balance,
  December 31, 1995           $  4,000   $ 77,938   $247,512     $   (873)   $ 68,038       $  3,777   $ (23,723)        $376,669

Net Income                           -          -          -            -      54,722              -           -           54,722

Issuance of
  Common Stock for
  Stock Option Plans,
  88,732 Shares                      -        222        672            -           -              -           -              894

Cash Dividends --
  Series B Preferred Stock,
    $2.015625 per Share              -          -          -            -      (8,063)             -           -           (8,063)
  Common Stock,
    $.10 per Share                   -          -          -            -      (3,029)             -           -           (3,029)

Unrealized Loss on
  Securities Available
  for Sale, Net                      -          -          -            -           -         (8,592)          -           (8,592)

Foreign Exchange
 Translation  Adjustments            -          -          -         (291)          -              -           -             (291)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
 September  30, 1996          $  4,000   $ 78,160   $248,184     $ (1,164)   $111,668       $ (4,815)  $ (23,723)        $412,310



Balance,
  December 31, 1996           $  4,000   $ 78,183   $248,252     $  1,111    $118,682       $   (729)  $ (23,723)        $425,776

Net Income                           -          -          -            -      33,923              -           -           33,923

Issuance of
  Common Stock for
  Stock Option Plans,
  48,767 Shares                      -        122        364            -           -              -           -              486

Cash Dividends--
  Series B Preferred Stock,
    $2.015625 per Share              -          -          -            -      (8,063)             -           -           (8,063)
  Common Stock,
    $.15 per Share                   -          -          -            -      (4,557)             -           -           (4,557)

Unrealized Gain on
  Securities Available
  for Sale, Net                      -          -          -            -           -          2,299           -            2,299

Foreign Exchange
 Translation  Adjustments            -          -          -       (2,211)          -              -           -           (2,211)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  September 30, 1997          $  4,000   $ 78,305   $248,616     $ (1,100)   $139,985        $ 1,570   $ (23,723)        $447,653

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)                                                                                       NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                -----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      1997          1996
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                       $    33,923     $   54,722
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                             -              -
     Provision for Other Real Estate Owned Writedowns                                                  1,237            216
     Depreciation Expense and Amortization of Leasehold Improvements                                   8,683          8,304
     Interest on Tax Receivables                                                                           -         (5,135)
     Amortization of Purchase Accounting Adjustments                                                   2,592          2,641
     Benefit from Deferred Taxes                                                                      (1,858)       (14,891)
     Gains on Securities Sales                                                                        (3,494)        (7,166)
     Gains on Other Real Estate Owned Sales                                                           (1,974)          (259)
     Decrease (Increase) in Accrued Interest Receivable                                                2,693         (4,317)
     Decrease (Increase) in Other Assets                                                               6,607         (4,166)
     Decrease in Other Liabilities                                                                    (6,901)        (5,554)
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                    7,585        (30,327)
-----------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                           41,508         24,395
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                     105,746         52,866
  Proceeds from Maturities of Securities Available for Sale                                        5,239,503        427,983
  Proceeds from Sale of Securities Available for Sale                                                398,600        743,345
  Purchase of Securities Available for Sale                                                       (5,874,603)    (1,180,225)
  Net Increase in Loans                                                                              (51,360)       (25,526)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                    17,550          2,081
  Net Increase in Premises and Equipment                                                              (7,355)       (17,465)
  Other, Net                                                                                            (819)           112
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Investing Activities                                                 (172,738)         3,171
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                          (147,420)       (67,993)
    Time Deposits                                                                                     82,186        (30,998)
    Federal Funds Purchased and Repurchase Agreements                                                 76,652        (18,566)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                         8,148         97,792
  Repayment of Long-Term Debt                                                                              -        (26,100)
  Proceeds From the Issuance of Common Stock                                                             486            894
  Minority Interest in Preferred Stock of Subsidiaries                                               200,000              -
  Dividend Payments - Preferred                                                                       (8,063)        (8,063)
                    - Common                                                                          (4,557)        (3,029)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                                  207,432        (56,063)
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                       (2,211)          (291)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                  73,991        (28,788)
Cash and Cash Equivalents at Beginning of Period                                                     751,144        676,414
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                       $   825,135    $   647,626


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                   $       823    $     1,739

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                      $   112,345    $   107,228
  Income Tax Payments                                                                                  4,860         21,134

                                      -6-

RIGGS NATIONAL CORPORATION
FINANCIAL RATIOS AND OTHER FINANCIAL DATA

(UNAUDITED)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -----------------------------    ----------------------------
                                                                    1997          1996              1997          1996
-------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE:

        Net Income to Average Assets                                   .96 %        1.00 %             .87 %         1.55 %
        Net Income to Average Earning Assets                          1.05          1.12               .96           1.74
        Net Income to Average Stockholders' Equity                   11.58         11.64             10.55          18.57
        Net Income Available to Common Stock
                 to Average Common Equity                            11.69         11.77             10.33          20.88
        Net Interest Income to Average Earning Assets                 3.80          3.67              3.82           3.71


PER COMMON SHARE:

        Net Income                                                  $  .32        $  .29            $  .82         $ 1.52
        Dividends Paid per Common Share                             $  .05        $  .05            $  .15         $  .10
        Book Value (at period end)                                  $11.59        $10.44            $11.59         $10.44
        Common Shares Outstanding (at period end)               30,421,313    30,363,196        30,421,313     30,363,196
        Weighted-Average Common Shares Outstanding              30,418,588    30,327,726        30,390,938     30,300,926


ASSET QUALITY:

        Nonaccrual Loans as a % of Total Loans                                                         .20 %          .51 %
        Nonaccrual Loans as a % of Average Loans                                                       .21            .52
        Nonaccrual and Renegotiated Loans as a % of Total Loans                                        .21            .52
        Nonperforming Assets as a % of Total Loans and OREO                                            .65           1.76
        Nonperforming Assets as a % of Total Assets                                                    .33            .98
        Net Charge-Offs (Recoveries) as a % of Average Loans                                            --           (.16)
        Reserve for Loan Losses as a % of Total Loans                                                 2.37           2.33
        Reserve for Loan Losses as a % of Nonaccrual and
                Renegotiated Loans                                                                1,142.62         451.35
        Period End Stockholders' Equity to Total Assets                                               8.34           8.74


CAPITAL RATIOS AT PERIOD END:

        Tier I                                                                                       19.55 %        15.71 %
        Combined Tier I and Tier II                                                                  33.83          24.26
        Leverage                                                                                     11.18           8.76

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates, Riggs National Corporation's (the "Corporation") consolidated financial position at September 30, 1997 and 1996 (unaudited), and December 31, 1996 (audited), and the related changes in stockholders' equity, the consolidated statements of income and cash flows for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's latest annual report. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first nine months of 1997 are not necessarily indicative of the results to be expected for the full 1997 year.


NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of common stock and common stock equivalents outstanding during each period. Stock options are considered common stock equivalents, unless determined to be anti-dilutive. The weighted-average shares outstanding were 30,418,588 and 30,390,938 for the third quarter of 1997 and the nine-month period ended September 30, 1997, respectively, with 30,327,726 and 30,300,926 for the same periods in 1996. Stock options include shares granted under the 1993 Riggs National Corporation Stock Option Plan (the "1993 Plan"), the 1994 Riggs National Corporation Stock Option Plan (the "1994 Plan") and the 1996 Riggs National Corporation Stock Option Plan (the "1996 Plan"). Under the 1993 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1997, options to purchase 1,095,950 shares have been granted and remain outstanding in the 1993 Plan at prices ranging from $9.00 to $12.00 per share. Under the 1994 Plan, options to purchase up to 1,250,000 shares of common stock may be granted to key employees of the Corporation. As of September 30, 1997, options to purchase 768,533 shares have been granted and remain outstanding in the 1994 Plan at prices ranging from $9.06 to $20.50 per share. Under the 1996 Plan, options to purchase up to 2,000,000 shares may be granted to key employees of the Corporation. As of September 30, 1997, options to purchase 1,500,000 shares have been granted and remain outstanding in the 1996 Plan at prices from $12.38 to $20.50 per share.

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS calculation does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of its dilutive impact to basic EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997, thus the EPS in the Consolidated Statements of Income included in this report are presented under APB No. 15. Proforma EPS under SFAS No.
128 for the nine months ended September 30, 1997 and 1996, is presented below.

                                                             NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1997                 SEPTEMBER 30, 1996
                                                     ---------------------------------- ----------------------------------
                                                          BASIC            DILUTED           BASIC            DILUTED
                                                           EPS               EPS              EPS               EPS
                                                     ----------------- ---------------- ----------------- ----------------
Net Income                                                    $33,923          $33,923           $54,722          $54,722
Less:  Preferred Stock Dividends                                8,063            8,063             8,063            8,063
                                                     ----------------- ---------------- ----------------- ----------------
Income Available to Common Shareholders                       $25,860          $25,860           $46,659          $46,659

Weighted-Average Shares Outstanding                        30,390,938       30,390,938        30,300,926       30,300,926
Stock Option Plans                                                n/a        1,133,782               n/a          382,417
                                                     ----------------- ---------------- ----------------- ----------------
Adjusted Weighted-Average Shares Outstanding               30,390,938       31,524,720        30,300,926       30,683,343

BASIC EPS                                                        $.85                              $1.54
DILUTED EPS                                                                       $.82                              $1.52

                                      -8-

NOTE 3. RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                                1997              1996              1997              1996
-------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $ 63,856          $ 58,802          $ 64,486          $ 56,546
Provision for loan losses                                             -                 -                 -                 -

Loans charged-off:
     Domestic                                                       445               667             2,083             1,866
     Foreign                                                          -                 -                95               260
-------------------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total loans charged-off                                             445               667             2,178             2,126

Recoveries on charged-off loans:
     Domestic                                                       489             1,661             1,685             4,169
     Foreign                                                        203               771               522             1,984
-------------------------------------------------------- ---------------- ----------------- ----------------- -----------------
Total recoveries on charged-off loans                               692             2,432             2,207             6,153

Net loan charge-offs (recoveries)                                  (247)           (1,765)              (29)           (4,027)
Foreign exchange translation adjustments                           (425)              122              (837)              116
-------------------------------------------------------- ---------------- ----------------- ----------------- -----------------
Balance, end of period                                         $ 63,678          $ 60,689          $ 63,678          $ 60,689


NOTE 4. OTHER REAL ESTATE OWNED, NET

Changes in other real estate owned, net of reserves, are summarized as follows:

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                    1997             1996
-------------------------------------------------------- ----------------- ---------------- -----------------
Balance, beginning of period                                                      $28,121            $33,197
Additions                                                                             823              2,031
Deductions:
    Sales and repayments                                                           15,576              2,114
    Charge-offs                                                                     1,237                216
-------------------------------------------------------- ----------------- ---------------- -----------------
Total Deductions                                                                   16,813              2,330
Foreign exchange translation adjustments                                              (18)                 4
-------------------------------------------------------- ----------------- ---------------- -----------------
Balance, end of period                                                            $12,113            $32,902


Other real estate owned income and expense consisted of the following:

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                    1997           1996
-------------------------------------------------------- ----------------- ---------------- -----------------
Other Real Estate Owned Operating Revenue                                         $   505            $   556
Net Gain on Sale of Properties                                                      1,974                259
-------------------------------------------------------- ----------------- ---------------- -----------------
Net Revenue                                                                         2,479                815

Provision for Other Real Estate Owned Losses                                        1,237                216
Selling and Other Real Estate Owned Operating Expense                                 427                764
-------------------------------------------------------- ----------------- ---------------- -----------------
Net Expense                                                                         1,664                980
-------------------------------------------------------- ----------------- ---------------- -----------------
Total Other Real Estate Owned (Income) Expense, Net                               $  (815)           $   165

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

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the computation under APB No. 15. In summary, SFAS No. 128 replaces the previous primary earnings per share ("EPS") calculation with a basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS calculation does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of the dilutive impact to basic EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 for the Corporation, thus the EPS in the Statements of Income included in this report are presented under APB No. 15. Proforma EPS under SFAS No. 128 for the nine months ended September 30, 1997 and 1996, is presented in Note 2--"Earnings per Common Share."

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

SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Corporation's management to allocate resources and measure performance. The Corporation is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Corporation is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Corporation is assessing the impact of the implementation of this pronouncement and will disclose its findings in future reports.

NOTE 6. INCOME TAXES

The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

Income before income taxes relating to the operations of domestic offices and foreign offices for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                        -----------------------------------------------------------------------
                                                                   1997              1996              1997             1996
-------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
    Domestic Offices                                             $ 23,562          $ 11,421         $ 60,223          $ 50,936
    Foreign Offices                                                   870             3,458            2,477             4,530
-------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
      Total                                                      $ 24,432          $ 14,879         $ 62,700          $ 55,466


The provision for income taxes for the three and nine month periods ended September 30, 1997 and 1996 consisted of the following:

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                        -----------------------------------------------------------------------
                                                                    1997             1996              1997             1996
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Current Provision:
    Federal                                                     $  7,081          $  4,267         $ 17,124          $ 17,921
    State                                                            338                 -              957            (2,235)
    Foreign                                                          (47)               (7)             (75)              (51)
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Current Provision                                            7,372             4,260           18,006            15,635

Deferred Benefit:
    Federal                                                          587            (1,198)           2,087           (14,891)
    State                                                           (334)                -             (945)                -
    Foreign                                                       (1,000)                -           (3,000)                -
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Deferred Benefit                                              (747)           (1,198)          (1,858)          (14,891)
--------------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Applicable Income Tax Expense                                   $  6,625          $  3,062         $ 16,148          $    744

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at September 30, 1997 and 1996, are as follows:

                                                                                 CONTRACTUAL OR
                                                                                 NOTIONAL VALUE
                                                                                  SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1997          1996
-----------------------------------------------------------------------------------------------------
Commitments to Extend Credit:
    Commercial                                                                $532,083      $389,714
    Real Estate:
         Commercial/Construction                                                51,153        44,004
         Mortgage                                                               13,675         5,802
         Home Equity                                                           187,963       178,888
-----------------------------------------------------------------------------------------------------
    Total Real Estate                                                          252,791       228,694
-----------------------------------------------------------------------------------------------------
    Consumer                                                                    86,222        86,242
-----------------------------------------------------------------------------------------------------
Total Commitments to Extend Credit                                            $871,096      $704,650

Letters of Credit:
    Commercial                                                                $ 85,115      $ 92,515
    Standby-Performance                                                         10,494         8,040
    Standby-Financial                                                           35,885        33,716
-----------------------------------------------------------------------------------------------------
Total Letters of Credit                                                       $131,494      $134,271

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                              $ 85,409      $ 87,487
         Commitments to Sell                                                   182,911       185,377
    Interest-Rate Swap Agreements                                              381,479       322,327
    Interest-Rate Option Contracts:
         Corridors                                                                  --       100,000
         Caps                                                                      630            --

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

The Corporation's interest-rate swap and options contract activity for the nine-month period ended September 30, 1997, is as follows:

                                                 BALANCE                                                         BALANCE
                                               DECEMBER 31,                                                   SEPTEMBER 30,
                                                   1996         ADDITIONS    MATURITIES     TERMINATIONS          1997
--------------------------------- ---- --- ----------------- ------------- ------------- ----------------- ----------------
Interest-Rate Swaps:
     Receive fixed/pay variable                    $200,000      $150,000      $     --          $ 50,000         $300,000
     Receive variable/pay fixed                     100,000            --        50,000                --           50,000
     For Customers                                   25,137         6,972            --                --           32,109
Interest-Rate Option Contracts                      100,000            --       100,000                --               --
--------------------------------- ---- --- ----------------- ------------- ------------- ----------------- ----------------

Total                                              $425,137      $156,972      $150,000          $ 50,000         $382,109

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

INTEREST-RATE SWAP AGREEMENTS
SEPTEMBER 30, 1997                                                                                               1997
                                                          WEIGHTED         ACCRUED    ACCRUED    UNAMORTIZED   YTD NET
                              NOTIONAL  UNREALIZED      AVERAGE RATE      INTEREST    INTEREST     FEES &      INTEREST
                                                    ---------------------
                               AMOUNT   GAIN(LOSS)   RECEIVE     PAY     RECEIVABLE   PAYABLE     PREMIUMS    INC./(EXP.)
-------------------------------------------------------------------------------------------------------------------------
   Receive fixed/pay variable,
      Maturing July 1998       $200,000  $  (1,001)     5.38%      5.72%    $  1,913   $  2,097     $      --  $   (559)
   Receive fixed/pay variable,
      Maturing July 1999         25,000         29      6.36       5.75          345        311            --        33
   Receive fixed/pay variable,
      Maturing July 1999         25,000         29      6.37       5.75          345        311            --        34
   Receive fixed/pay variable,
      Maturing July 1999         25,000          7      6.30       5.72          271        246            --        25
   Receive fixed/pay variable,
      Maturing September 1999    25,000         10      6.39       5.72           67         60            --         7
   Receive variable/pay fixed,
      Maturing January 1998      25,000         79      5.72       5.21          271        243            --        93
   Receive variable/pay fixed,
      Maturing January 1999      25,000        227      5.72       5.36          271        249            --        68
   For Customers                 32,109       (681)       --         --          493        559            --      (223)
   Receive variable/pay fixed,
      Matured March 1997             --         --        --         --           --         --            --       (80)
   Receive variable/pay fixed,
      Matured April 1997             --         --        --         --           --         --            --       (88)
   Receive fixed/pay variable,
      Terminated July 1997           --         --        --         --           --         --            --        79
   Receive fixed/pay variable,
      Terminated August 1997         --         --        --         --           --         --            --        93
   Corridor,
      Matured April 1997             --         --        --         --           --         --            --      (129)
-------------------------------------------------------------------------------------------------------------------------
Total Interest-Rate Swap
   Agreements                  $382,109  $  (1,301)                         $  3,976   $  4,076     $      --  $   (647)


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

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED

During the first quarter of 1997, the Corporation entered into two $25 million (notional principal balance) interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's floating-rate home equity loan portfolio, which were terminated in the third quarter (see table above), with no material impact to the Consolidated Statements of Income. In the third quarter of 1997, the Corporation entered into four additional interest-rate swap agreements, at a notional principal balance of $25 million each, to alter the interest sensitivity of a portion of the Corporation's floating-rate home equity loan portfolio. These swaps entail the receipt of fixed rates between 6.30% and 6.39%, and payments of floating rates equal to the three-month London Interbank Offered Rate ("LIBOR"), reset quarterly. Three of these agreements mature in July 1999, and the fourth matures in September 1999. Payments for these swap agreements are netted on a quarterly basis, with the aggregate net interest income/expense from these swap agreements being included in interest income as an adjustment to interest income recognized for the home equity loan portfolio.


NOTE 8. ACQUISITION

On October 27, 1997, the Corporation announced that it had acquired J. Bush and Company, Incorporated, a privately-held investment advisor with approximately $250 million in assets under management that specializes in serving individuals with substantial investment portfolios, as well as selected institutional clients. J. Bush and Company will be a separate subsidiary of the Corporation's principal banking subsidiary - Riggs Bank National Association, as part of the Corporation's private client services division - Riggs & Company, which currently has approximately $5 billion under management.

RIGGS NATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


SUMMARY

The Corporation reported consolidated net income of $12.8 million ($.32 per common share) for the third quarter of 1997 compared with net income of $11.8 million ($.29 per common share) for the same quarter a year earlier. Net earnings for the first nine months of 1997 totaled $33.9 million, or $.82 per common share compared with $54.7 million, or $1.52 per common share, for the same period in 1996. The increase from the prior year's quarter was the result of $3.3 million in securities gains in the third quarter of 1997, offset by gains received from a litigation settlement in the third quarter of 1996 totaling $1.9 million. The decrease in the year-to-date net earnings for 1997, as compared to the same period in 1996, was due to $15.4 million of increased income taxes for the first nine months of 1997, in addition to $5.1 million in gains from tax settlements recorded in 1996.

Net interest income before the provision for loan losses was $45.2 million for the third quarter and $132.2 million for the first nine months of 1997, an increase of 19.7% and 16.0% from the same periods in 1996. The increase from the prior year's first nine months was primarily the result of a $530.8 million increase in average earning assets between the periods. This increase was mostly due to proceeds received from the issuance and sale of Trust Preferred Securities (see "Stockholders' Equity and Regulatory Capital") in December 1996 and March 1997 totaling $350 million. The favorable increase in average earning assets was partially offset by a $146.8 million increase in average interest-bearing liabilities, the result of increases in the deposit portfolio between the periods (see "Deposits"). The net interest margins for the third quarter and first nine months of 1997 were 3.80% and 3.82%, compared with a margin of 3.67% for the prior year's third quarter and 3.71% for the first nine months of 1996.

Noninterest income, excluding securities gains, for the current quarter and nine-month periods of 1997 totaled $20.9 million and $61.5 million, respectively, compared with $21.2 million and $65.3 million, respectively, from the prior year's periods. The decrease between the nine-month periods is due to the previously mentioned interest from tax settlements recorded in 1996 totaling $5.1 million, partially offset by increases in trust income and service charges (see "Noninterest Income").

Noninterest expense for 1997's third quarter totaled $45.0 million, an increase of $1.0 million (2.2%) from the prior year's quarter total of $44.0 million. Likewise, noninterest expense for the first nine months of 1997 totaled $134.5 million, an increase of $3.5 million (2.7%), compared with $131.0 million for the first nine months of 1996. The increase in noninterest expense for the third quarter and year-to-date periods in 1997, in comparison to the same periods in 1996, was mostly due to increases in staffing, furniture and equipment, and other expenses involving the development and implementation of new products and services in the retail banking group (see "Deposits" and "Noninterest Expense").

Nonperforming assets, including other real estate owned, decreased $28.7 million, or 61.8% to $17.7 million at September 30, 1997, when compared with 1996's third quarter nonperforming asset total of $46.3 million. At September 30, 1997, Riggs' reserve for loan losses totaled $63.7 million, resulting in a reserve to total loans ratio of 2.37%. Nonperforming loans totaled $5.6 million at the current quarter end.

Total assets at September 30, 1997, were $5.37 billion, up $652.9 million, or 13.8%, over the $4.72 billion level a year earlier. This growth was mostly due to increases in the money market and securities portfolios, which totaled $601.3 million, funded mostly by proceeds received from the issuance and sale of $350 million of Trust Preferred Securities and an increase in deposits of $199.3 million (see "Deposits").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


SECURITIES

Schedules detailing securities available for sale follow:

                                                      SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                                                --------------------------------  -------------------------------
                                                   AMORTIZED        MARKET/         AMORTIZED        MARKET/
              AVAILABLE FOR SALE                     COST         BOOK VALUE           COST        BOOK VALUE
-----------------------------------------------------------------------------------------------------------------
(In thousands)
U.S. Treasury Securities                             $  504,851      $  505,477         $949,880        $942,585
Government Agencies Securities                          863,190         863,162                -               -
Mortgage-Backed Securities                                2,305           2,360                -               -
Other Securities                                         33,257          34,991           30,466          30,466
-----------------------------------------------------------------------------------------------------------------
Total                                                $1,403,603      $1,405,990         $980,346        $973,051

Securities available for sale totaled $1.41 billion at September 30, 1997, compared to $1.16 billion at year-end 1996, and $973 million at September 30, 1996. The activity for the first nine months of 1997 included purchases of securities available for sale totaling $5.87 billion, partially offset by maturities totaling $5.24 billion and sales of securities available for sale totaling $398.6 million. The weighted-average maturities and yields for the portfolio, adjusted for anticipated prepayments, was approximately 1.3 years and 5.96%, respectively, at September 30, 1997.

The maturity distribution of securities available for sale at September 30, 1997, follows:


                                                                GOVERNMENT       MORTGAGE-
                                             U.S. TREASURY       AGENCIES          BACKED           OTHER
(IN THOUSANDS)                                 SECURITIES       SECURITIES       SECURITIES      SECURITIES       TOTAL
----------------------------------------------------------------------------------------------------------------------------
Within 1 year
     Amortized Cost                               $  229,541      $  399,521       $        -      $    4,504   $  633,566
     Market/Book                                     230,024         399,444                -           4,504      633,972
     Yield*                                             5.88%           5.38%               -            5.23%        5.56%

After 1 but within 5 years
     Amortized Cost                                  275,310         463,669                -               -      738,979
     Market/Book                                     275,453         463,718                -               -      739,171
     Yield*                                             5.81%           6.45%               -               -         6.21%

After 10 years
     Amortized Cost                                        -               -            2,305          28,753       31,058
     Market/Book                                           -               -            2,360          30,487       32,847
     Yield*                                                -               -             7.21%           5.29%        5.43%
----------------------------------------------------------------------------------------------------------------------------

Total Securities Available for Sale
     Amortized Cost                               $  504,851      $  863,190       $    2,305      $   33,257   $1,403,603
     Market/Book                                     505,477         863,162            2,360          34,991    1,405,990
     Yield*                                             5.84%           5.95%            7.21%           5.28%        5.90%


[FN]
*Weighted-average yield to maturity at September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LOANS

The following table reflects loans by type for the periods indicated:

                                                       SEPTEMBER 30,        SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                             1997                 1996                 1996
----------------------------------------------------------------------------------------------------------------
Commercial and Financial                                   $  428,188          $  419,159            $  443,557
Real Estate - Commercial/Construction                         366,853             346,282               352,015
Residential Mortgage                                        1,174,846           1,238,357             1,226,110
Home Equity                                                   317,149             281,032               281,867
Consumer                                                       77,881              78,846                78,617
Foreign                                                       320,600             231,829               251,782
----------------------------------------------------------------------------------------------------------------
Loans                                                       2,685,517           2,595,505             2,633,948

Unamortized Premium (Unearned
        Discount/Net Deferred Fees)                             2,883               4,268                 3,886
----------------------------------------------------------------------------------------------------------------
Total Net Loans                                            $2,688,400          $2,599,773            $2,637,834

At September 30, 1997, total loans outstanding (net of premiums/discounts) was $2.69 billion, increasing $88.6 million from the September 30, 1996 total of $2.60 billion. The increase in loans from September 30, 1996, was primarily attributed to increases in foreign loans of $88.8 million. Increases in the remaining loan categories were offset by decreases in the residential mortgage and consumer loan portfolios between the periods.

REAL ESTATE - COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1997

                                                                            GEOGRAPHIC LOCATION
                                         DISTRICT OF                                 UNITED
(IN THOUSANDS)                            COLUMBIA      VIRGINIA      MARYLAND       KINGDOM        OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Land Acquisition and
    Construction Development                 $ 16,312     $  9,474       $  5,935      $      -      $      -      $ 31,721
Multifamily Residential                        10,846       13,333          2,186             -         6,500        32,865
Commercial:
    Office Buildings                           74,212       26,011         31,238             -             -       131,461
    Retail/Shopping Centers                    31,731       11,607         16,102             -             -        59,440
    Hotels                                      1,145            -              -             -             -         1,145
    Industrial/Warehouse                        2,239       15,238          4,365             -             -        21,842
    Churches                                   27,193        1,484         23,094             -             -        51,771
    Other                                       9,158       20,630          6,411             -           409        36,608
----------------------------------------------------------------------------------------------------------------------------
Total Commercial                              145,678       74,970         81,210             -           409       302,267
----------------------------------------------------------------------------------------------------------------------------
Total Domestic Real Estate - Commercial/
    Construction Loans                        172,836       97,777         89,331             -         6,909       366,853
Foreign                                             -            -              -       122,976             -       122,976
----------------------------------------------------------------------------------------------------------------------------
Total Real Estate - Commercial/
    Construction Loans                       $172,836     $ 97,777       $ 89,331      $122,976      $  6,909      $489,829

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

The table below details those countries in which the Corporation had total outstandings in excess of 1% of its total assets. At September 30, 1997, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. The Corporation did not have any cross-border outstandings between .75% and 1% at September 30, 1997, December 31, 1996 or September 30, 1996.

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS


                                                                                               90 DAYS
                                              % OF                                             OR MORE        POTENTIAL
(IN MILLIONS)                AMOUNT          ASSETS         NONACCRUAL      RENEGOTIATED      PAST DUE         PROBLEM
-------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997
United Kingdom                  $103.9            1.9%             $  -             $  -            $0.2            $  -

SEPTEMBER 30, 1996
United Kingdom                   204.4            4.3               2.0                -               -               -

DECEMBER 31, 1996
United Kingdom                   196.3            3.8               0.3                -               -               -


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $17.7 million at September 30, 1997, a $20.4 million (53.6%) decrease from the year-end 1996 total of $38.1 million and a $28.7 million (61.8%) decrease from the September 30, 1996 total.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                     SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                            1997             1996              1996
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                                                 $ 5,010          $11,158           $ 9,133
  Foreign                                                                      456            1,992               743
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Nonaccrual Loans                                                       5,466           13,150             9,876
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Renegotiated Loans: (2)
  Domestic                                                                     107              296               125
  Foreign                                                                        -                -                 -
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Renegotiated Loans                                                       107              296               125
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------

Other Real Estate Owned, Net:
  Domestic                                                                  12,032           32,538            27,722
  Foreign                                                                       81              364               399
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Other Real Estate Owned, Net                                          12,113           32,902            28,121
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
 Total Nonperforming Assets                                                $17,686          $46,348           $38,122

PAST-DUE LOANS: (3)
  Domestic                                                                 $ 5,486          $ 4,664           $ 3,849
  Foreign                                                                      153                -                 -
---------------------------------------------- ----------- -- --- ----------------- ---------------- -----------------
Total Past-Due Loans                                                       $ 5,639          $ 4,664           $ 3,849

[FN]
(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with Statement of Financial Accounting Standards No. 15. Renegotiated loans do not include $10.1 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market rate loans are no longer included in nonperforming asset totals.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

NONACCRUAL AND RENEGOTIATED LOANS

At September 30, 1997, nonaccrual loans, including both domestic and foreign, were $5.5 million, or 0.2% of total loans, compared with $9.9 million, or 0.4% of total loans, at year-end 1996 and $13.2 million, or 0.5% of total loans at September 30, 1996. The $5.5 million of nonaccrual loans included $0.6 million of loans identified as impaired (see "Impaired Loans"). The decrease in nonaccrual loans during the first nine months of 1997 was due to paydowns of $4.0 million, loans returning to accrual status of $548 thousand, charge offs of $358 thousand, and transfers to other real estate owned of $451 thousand. These decreases were offset by additions of $959 thousand. Renegotiated loans totaled $107 thousand at September 30, 1997, a decrease of $18 thousand from December 31, 1996, and $189 thousand from the prior year's period. The decrease in renegotiated loans from the prior year's balance was the result of paydowns and payoffs between the years. Nonaccrual and renegotiated real estate - commercial/construction loans, both foreign and domestic, totaled $1.7 million at September 30, 1997, or 30.1% of total nonaccrual and renegotiated loans.

OTHER REAL ESTATE OWNED, NET

Other real estate owned, net of reserves, decreased to $12.1 million at September 30, 1997, compared with $28.1 million at December 31, 1996 and $32.9 million at September 30, 1996. The decrease during the first nine months of 1997 is the result of paydowns and sales of $15.6 million and charge-offs of $1.2 million, offset by additions of $823 thousand. At September 30, 1997, residential and commercial land composed 77.8% of the other real estate owned portfolio.

OTHER REAL ESTATE OWNED - (1)
GEOGRAPHIC DISTRIBUTION BY TYPE
SEPTEMBER 30, 1997


                                                                              GEOGRAPHIC LOCATION
                                                  DISTRICT OF                                      UNITED
(IN THOUSANDS)                                      COLUMBIA       VIRGINIA       MARYLAND        KINGDOM         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Land                                                    $     -        $ 5,261         $ 4,163        $     -        $ 9,424
Single-Family Residential                                     -            372           1,198              -          1,570
Office Buildings/Retail                                       -              -             823              -            823
Hotels                                                        -              -               -             81             81
Industrial/Warehouse                                        215              -               -              -            215
-----------------------------------------------------------------------------------------------------------------------------
Total Other Real Estate Owned, Net                      $   215        $ 5,633         $ 6,184        $    81        $12,113

[FN]
(1) - Balances are net of valuation reserves totaling $393 thousand.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past-due loans increased $1.8 million during the first nine months of 1997 to $5.6 million, and increased $975 thousand from September 30, 1996. These increases were predominately residential, single-family past-due loans, which increased $2.0 million in the first nine months of 1997. The increase from the prior year was the result of increases in residential, single-family past-due loans of $2.7 million, partially offset by decreases in real estate-commercial/construction loans of $309 thousand, commercial and industrial loans of $187 thousand and other loans of $1.2 million during the past year.

At September 30, 1997, the Corporation had identified $9.8 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily commercial and financial.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY, CONTINUED

RESERVE FOR LOAN LOSSES

The Corporation's subsidiaries maintain reserves for loan losses that are available to absorb potential losses in the current loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation. The reserve for loan losses was $63.7 million, or 2.37% of total loans (net of premiums/discounts) at September 30, 1997, compared with $64.5 million, or 2.44% of total loans at December 31, 1996, and $60.7 million, or 2.33% of total loans, at September 30, 1996. The coverage ratio was 1,143% at September 30, 1997, 645% at year-end 1996 and 451% at September 30, 1996. The increase in the coverage ratio from the prior year's periods was the result of a $7.9 million decrease in nonperforming loans between the periods, combined with the $3.0 million increase in the reserve for loan losses.

IMPAIRED LOANS

Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are generally defined as nonaccrual loans, excluding large groups of smaller-balance loans (with similar collateral characteristics), which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. Impaired loans totaled $621 thousand at September 30, 1997 (see table below), a $2.3 million decrease from the December 31, 1996 total of $2.9 million and a $4.7 million decrease from September 30, 1996. Impaired loans at September 30, 1997 and 1996 are solely collateral dependent loans, which are measured at the fair value of the collateral. All of the Corporation's impaired loans are included in the totals of the preceding "Nonperforming Assets and Past-Due Loans" table.

TOTAL IMPAIRED LOANS (1)

                                                                        SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                               1997              1996             1996
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Domestic:
     Real Estate - Commercial/Construction                                       $  621            $3,747           $2,890
Foreign                                                                               -             1,618                -
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Total Impaired Loans                                                             $  621            $5,365           $2,890

[FN]
(1) There were no specific reserves for impaired loans as of September 30, 1997 and 1996, and December 31, 1996.

                     ----------------------------------------------------------

IMPAIRED LOANS
AVERAGE INVESTMENT AND INTEREST RECOGNIZED


                                                             SEPTEMBER 30, 1997                 SEPTEMBER 30, 1996
                                                      ---------------------------------- ----------------------------------
                                                          AVERAGE          INTEREST          AVERAGE          INTEREST
(IN THOUSANDS)                                          INVESTMENT        RECOGNIZED        INVESTMENT       RECOGNIZED
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Domestic:
     Real Estate - Commercial/Construction                     $1,322            $    -            $4,221          $     -
Foreign                                                             -                 -             1,146               25
----------------------------------------------------- ---------------- ----------------- ----------------- ----------------
Total                                                          $1,322            $    -            $5,367           $   25

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $3.99 billion at September 30, 1997, increasing $199.3 million (5.3%) from the September 30, 1996 deposit total. The increase from the previous year's balance was due to increases in money market accounts of $200.9 million, foreign time deposits of $196.6 million, and demand deposits of $12.2 million, partially offset by the decreases in savings and NOW accounts of $148.8 million and domestic time deposits of $61.6 million. The variances in the money market and savings and NOW balances are partly attributable to a new program started during the third quarter of 1996. Deposit balances in certain NOW and noninterest checking accounts are transferred to the money market classification, thereby reducing the level of deposit reserves required by the Federal Reserve. Total accounts transferred equaled approximately $326 million at September 30, 1997 versus $270 million at September 30, 1996. The additional decreases in savings and NOW accounts were the result of customers moving to higher yielding deposit products.

DEPOSITS


                                                               SEPTEMBER 30,                          CHANGE
                                                         ---------------------------        ----------------------------
(IN THOUSANDS)                                               1997          1996                 AMOUNT       PERCENT
-------------------------------------------------------- ------------- ------------- ------- ------------- -------------
Demand Deposits                                             $  846,082    $  833,912           $  12,170          1.5 %
Interest-Bearing Deposits:
     Savings and NOW Accounts                                  393,753       542,515            (148,762)       (27.4)
     Money Market Deposit Accounts                           1,466,694     1,265,826             200,868         15.9
     Time Deposits in Domestic Offices                         770,156       831,800             (61,644)        (7.4)
     Time Deposits in Foreign Offices                          508,764       312,135             196,629         63.0
-------------------------------------------------------- -------------- ------------- ------ ------------- -------------
Total Interest-Bearing Deposits                              3,139,367     2,952,276             187,091          6.3
-------------------------------------------------------- -------------- ------------- ------ ------------- -------------
Total Deposits                                              $3,985,449    $3,786,188           $ 199,261          5.3 %


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

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $59.3 million, or 21.1%, from the previous year's balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The decrease in the U.S. Treasury demand notes and other borrowings, which are a temporary source of funds for the Corporation, was more than offset by an increased usage of repurchase agreements as a funding vehicle over the last year.



SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                   SEPTEMBER 30,                          CHANGE
                                                             ---------------------------        ---------------------------
(IN THOUSANDS)                                                   1997          1996                AMOUNT       PERCENT
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Federal Funds Purchased and Repurchase Agreements               $ 313,818     $ 167,443           $ 146,375         87.4 %
U.S. Treasury Demand Notes and Other Borrowed Funds                26,216       113,258             (87,042)       (76.9)
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Total Short-Term Borrowings                                       340,034       280,701              59,333         21.1

Subordinated Debentures due 2009                                   66,525        66,525                   -            -
Subordinated Notes due 2006                                       125,000       125,000                   -            -
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Total Long-Term Debt                                              191,525       191,525                   -            -
------------------------------------------------------------ ------------- ------------- ------ ------------- -------------
Total Short-Term Borrowings and Long-Term Debt                  $ 531,559     $ 472,226           $  59,333         12.6 %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset-Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Interest-Rate Risk Management"). At September 30, 1997, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.4 billion (44.8% of total assets). This compares with $2.2 billion (42.7%) at December 31, 1996, and $1.8 billion (38.1%) at September 30, 1996. The increase in total liquid assets and the percentage of liquid assets to total assets from the prior year's balance was primarily the result of cash inflows from the issuance and sale of Trust Preferred Securities in December 1996 and March 1997. The Corporation expects liquid assets to remain at approximately the September 30, 1997 level for the foreseeable future. The liquidity position of the Corporation is enhanced by the stable source of funds maintained through its core deposit relationships and its ability to attract new deposits. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.

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

The Corporation manages interest-rate risk through the use of a simulation model allowing for various interest-rate scenarios to be portrayed. The model forecasts the impact on earnings of these rate scenarios over a 36-month time horizon assuming selected changes in the mix of assets and liabilities, spread relationships, and management actions. A "most likely" scenario is forecasted based upon internal as well as consensus views of the marketplace. Alternatives, which reflect interest rates moving significantly higher or lower than this view, are also evaluated, with the results compared against risk tolerance limits established by corporate policy. The Corporation's current policy establishes limits for possible fluctuations in net interest income for the ensuing 12-month period under the "most likely" scenario described above. As of year-end 1996, the Corporation's interest sensitivity position was liability sensitive and continued to be liability sensitive at September 30, 1997 for the ensuing 12-month period. In both instances the Corporation was well-insulated against interest rates moving significantly in either direction. At September 30, 1997, the forecasted impact of interest rates either steadily rising or falling 300 basis points versus a "most likely" scenario would reflect a change in net interest income of less than 2% over an initial 12-month period and less than 8% for the entire 36-month horizon--which are both below the established tolerance levels set by the Corporation.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at September 30, 1997 was $447.7 million, an increase of $21.9 million from the year-end 1996 total and up $35.3 million from September 30, 1996. The increase from year-end 1996 was the result of an increase in net earnings of $33.9 million and unrealized gains in the Corporation's securities available for sale portfolio of $2.3 million, partially offset by dividends on preferred and common stock of $12.6 million, and foreign exchange translation adjustments of $2.2 million. The increase in stockholders' equity over the preceding year was mostly attributed to earnings during the period combined with net unrealized gains from the securities available for sale portfolio, partially offset by dividend payments.

In December 1996 and March 1997, Riggs Capital and Riggs Capital II, respectively, issued Trust Preferred Securities, Series A and C, at 8.625% and 8.875%, respectively. These securities mature in December 2026 for Riggs Capital and March 2027 for Riggs Capital II. Riggs Capital and Riggs Capital II are new trust entities formed in order to issue the preferred securities and each is a wholly-owned subsidiary of the Corporation. Dividends for both issues are payable semi-annually with the first dividend payments paid on June 30, 1997. The Trust Preferred Securities, Series A cannot be redeemed until December 2006, and the Trust Preferred Securities, Series C cannot be redeemed until March 2007, except under certain limited circumstances. These securities enhance certain regulatory capital ratios (see below), and the proceeds of these offerings are available for general corporate purposes.

The Corporation's total (combined Tier I and Tier II) and core (Tier I) capital ratios were 33.83% and 19.55%, respectively, at September 30, 1997, compared with 28.47% and 20.04% at December 31, 1996, and 24.26% and 15.71% at September 30, 1996, respectively. The Federal Reserve Board's risk-based capital guidelines require bank holding companies to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Federal Reserve Board has established an additional capital adequacy guideline--the leverage ratio, which measures the ratio of Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain a minimum leverage ratio of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 11.18% at September 30, 1997, compared with leverage ratios of 11.84% and 8.76% at December 31, 1996 and September 30, 1996, respectively. Regulatory capital ratios do not include the impact of net unrealized gains on the securities available for sale portfolio totaling $1.6 million at September 30, 1997. The Corporation's equity to assets ratio, which includes these unrealized gains, was 8.34% at September 30, 1997, compared to 8.29% and 8.74% at December 31, 1996, and September 30, 1996, respectively.

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

CAPITAL RATIOS

                                                     SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,     REQUIRED
                                                         1997            1996            1996          MINIMUMS
--------------------------------------------------------------------------------------------------------------------
RIGGS NATIONAL CORPORATION:
     Tier I                                             19.55%          15.71%          20.04%          4.00%
     Combined Tier I and Tier II                        33.83           24.26           28.47           8.00
     Leverage*                                          11.18            8.76           11.84           4.00

RIGGS BANK N.A.:
     Tier I                                             15.09           19.30           18.66           4.00
     Combined Tier I and Tier II                        16.35           20.56           19.92           8.00
     Leverage*                                           8.58           10.74           10.96           4.00


[FN]
* Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board and other regulators. The Federal Reserve Board has not indicated a requirement higher than 4.00% at September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $46.2 million in the third quarter of 1997, increasing $7.4 million from the third quarter of 1996. Net interest income on a tax-equivalent basis was $135.1 million for the first nine months of 1997, compared with $116.7 million for the same period in 1996. The increases from the prior year's quarter and the year-to-date period were primarily the result of favorable increases in average earning assets over increases in average interest-bearing liabilities between the periods, stemming primarily from $350 million in proceeds received from Trust Preferred Securities issued and sold in December 1996 and March 1997 (see "Stockholders' Equity and Regulatory Capital").

The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) for the third quarter of 1997 was 3.80% (see schedule on the following page), an increase of 13 basis points from 3.67% for the third quarter of 1996. The net interest margin for the nine-month periods ended September 30, 1997 and 1996 were 3.82% and 3.71%, respectively. The loan-to-deposit ratio stood at 67.5% at September 30, 1997, up slightly from the year-end 1996 ratio of 65.1%, but down from 68.7% at September 30, 1996, the result of stronger increases in deposits than loans between the periods. The ratio of average loans to average earning assets was 55.4% for the third quarter of 1997, compared with a ratio of 61.3% for the year earlier quarter, reflecting the increase in earning assets from the proceeds received from the issuance and sale of the Trust Preferred Securities. Interest income earned on nonaccrual and restructured loans totaled $205 thousand and $172 thousand for the nine months ended September 30, 1997 and 1996, respectively. Interest income that would have been earned under the original terms of these loans was $584 thousand and $1.1 million, respectively, which reduced the net interest margin by approximately one basis point in 1997 and approximately three basis points in 1996.

NET INTEREST INCOME CHANGES (1)

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           SEPTEMBER 30, 1997 VS 1996                  SEPTEMBER 30, 1997 VS 1996
                                        ----------------------------------         ----------------------------------
                                          DUE TO     DUE TO      TOTAL               DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                             RATE      VOLUME      CHANGE               RATE      VOLUME      CHANGE
---------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans, Including Fees                   $  (52)    $ 2,326    $ 2,274             $(2,934)    $ 6,056    $ 3,122
   Securities Available for Sale              457       4,306      4,763               2,172      11,226     13,398
   Time Deposits with Other Banks             153        (328)      (175)                107      (1,960)    (1,853)
   Federal Funds Sold and Reverse
    Repurchase Agreements                     105       3,925      4,030                 204      10,054     10,258
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                         663      10,229     10,892                (451)     25,376     24,925

Interest Expense:
   Savings and NOW Accounts                   100      (1,570)    (1,470)                475      (7,570)    (7,095)
   Money Market Deposit Accounts              152       2,864      3,016              (1,415)     12,706     11,291
   Time Deposits in Domestic Offices         (355)       (503)      (858)             (1,982)     (1,120)    (3,102)
   Time Deposits in Foreign Offices           288       2,012      2,300                 449       4,651      5,100
   Federal Funds Purchased and
      Repurchase Agreements                   258         819      1,077                 697       1,171      1,868
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                     7        (234)      (227)                170        (548)      (378)
   Long-Term Debt                             161        (529)      (368)                588      (1,728)    (1,140)
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                        611       2,859      3,470              (1,018)      7,562      6,544
---------------------------------------------------------------------------------------------------------------------

Net Interest Income                        $   52     $ 7,370    $ 7,422             $   567     $17,814    $18,381


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

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1997                    SEPTEMBER 30, 1996
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  383,013    $ 7,460      7.73 %     $  383,173   $ 7,530       7.82 %
   Commercial - Tax-Exempt                                  47,707      1,017      8.46           23,504       573       9.70
   Real Estate - Commercial/Construction                   359,031      7,947      8.78          326,921     7,264       8.84
   Residential Mortgage                                  1,191,314     21,298      7.09        1,250,551    22,225       7.07
   Home Equity                                             315,575      6,421      8.07          281,120     5,704       8.07
   Consumer                                                 75,863      2,283     11.94           76,888     2,352      12.17
   Foreign                                                 299,901      6,265      8.29          233,816     4,769       8.11
------------------------------------------------------------------------------------------------------------------------------
  Total Loans, Including Fees                            2,672,404     52,691      7.82        2,575,973    50,417       7.79
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                      1,491,501     22,837      6.07        1,212,665    18,074       5.93
  Time Deposits with Other Banks                           156,846      2,038      5.16          182,872     2,213       4.81
  Federal Funds Sold and Resale Agreements                 507,258      7,156      5.60          229,350     3,126       5.42
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,828,009     84,722      6.96        4,200,860    73,830       6.99
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             63,461                                59,343
  Cash and Due from Banks                                  159,415                               178,276
  Premises and Equipment, Net                              165,619                               162,411
  Other Assets                                             190,124                               224,185

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $5,279,706                            $4,706,389

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  276,663    $ 1,543      2.21 %     $  560,800   $ 3,013       2.14 %
   Money Market Deposit Accounts                         1,601,815     13,070      3.24        1,252,262    10,054       3.19
   Time Deposits in Domestic Offices                       790,991      8,717      4.37          837,273     9,575       4.55
   Time Deposits in Foreign Offices                        467,672      6,951      5.90          332,033     4,651       5.57
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        3,137,141     30,281      3.83        2,982,368    27,293       3.64
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              284,360      3,650      5.09          219,671     2,573       4.66
   U.S. Treasury Notes and Other Borrowed Funds             17,845        230      5.11           36,060       457       5.04
   Long-Term Debt                                          191,525      4,368      9.05          215,355     4,736       8.75
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,630,871     38,529      4.21        3,453,454    35,059       4.04
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          809,680                               799,525
  Other Liabilities                                         49,941                                49,570
  Minority Interest in Preferred Stock of Subsidiaries     350,000                                     -
  Stockholders' Equity                                     439,214                               403,840

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Stockholders' Equity                               $5,279,706                            $4,706,389

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                      $46,193      2.75 %                  $38,771       2.95 %

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.80 %                                3.67 %


[FN]
(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

RIGGS NATIONAL CORPORATION
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES




                                                              NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1997                    SEPTEMBER 30, 1996
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
-------------------------------------------------------------------------------------------------------------------------------

ASSETS

  Loans: (2)
   Commercial - Taxable                                 $  378,852   $ 22,174      7.83 %     $  349,063  $ 23,097       8.84 %
   Commercial - Tax-Exempt                                  48,012      3,043      8.47           26,205     1,913       9.75
   Real Estate - Commercial/Construction                   339,515     22,360      8.81          321,099    21,456       8.93
   Residential Mortgage                                  1,206,348     64,774      7.18        1,267,088    67,702       7.14
   Home Equity                                             300,790     18,510      8.23          269,848    16,705       8.27
   Consumer                                                 74,854      6,850     12.24           75,727     6,910      12.19
   Foreign                                                 277,967     16,882      8.12          227,349    13,688       8.04
------------------------------------------------------------------------------------------------------------------------------
  Total Loans, Including Fees                            2,626,338    154,593      7.87        2,536,379   151,471       7.98
------------------------------------------------------------------------------------------------------------------------------

  Securities Available for Sale (3)                      1,414,376     64,332      6.08        1,165,568    50,934       5.84
  Time Deposits with Other Banks                           163,880      6,150      5.02          216,066     8,003       4.95
  Federal Funds Sold and Resale Agreements                 526,517     21,719      5.52          282,287    11,461       5.42
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned         4,731,111    246,794      6.97        4,200,300   221,869       7.06
------------------------------------------------------------------------------------------------------------------------------

  Less: Reserve for Loan Losses                             63,605                                58,290
  Cash and Due from Banks                                  160,626                               199,067
  Premises and Equipment, Net                              165,945                               158,752
  Other Assets                                             193,741                               204,998

------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                          $5,187,818                            $4,704,827

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits:
   Savings and NOW Accounts                             $  291,803   $  4,887      2.24 %     $  743,284  $ 11,982       2.15 %
   Money Market Deposit Accounts                         1,596,211     38,215      3.20        1,066,321    26,924       3.37
   Time Deposits in Domestic Offices                       803,731     26,256      4.37          836,234    29,358       4.69
   Time Deposits in Foreign Offices                        446,585     19,084      5.71          337,291    13,984       5.54
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                        3,138,330     88,442      3.77        2,983,130    82,248       3.68
------------------------------------------------------------------------------------------------------------------------------

  Borrowed Funds:
   Federal Funds Purchased and
        Repurchase Agreements                              249,837      9,467      5.07          217,905     7,599       4.66
   U.S. Treasury Notes and Other Borrowed Funds             18,185        695      5.11           33,199     1,073       4.32
   Long-Term Debt                                          191,525     13,104      9.15          216,863    14,244       8.77
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid   3,597,877    111,708      4.15        3,451,097   105,164       4.07
------------------------------------------------------------------------------------------------------------------------------

  Demand Deposits                                          809,465                               810,292
  Other Liabilities                                         51,814                                49,791
  Minority Interest in Preferred Stock of Subsidiaries     298,718                                     -
  Stockholders' Equity                                     429,944                               393,647

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Stockholders' Equity                               $5,187,818                            $4,704,827

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AND SPREAD                                     $135,086      2.82 %                 $116,705       2.99 %

------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.82 %                                3.71 %


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME

Noninterest income for the third quarter of 1997 was $24.2 million, compared with $21.2 million for the third quarter of 1996. The $3.1 million increase in noninterest income between the quarters was primarily the result of $3.3 million in net securities gains combined with a $1.7 million increase in trust income. These increases were partially offset by a $1.9 million decrease in other noninterest income due to a legal settlement in the prior year's third quarter. Noninterest income for the first nine months of 1997 decreased $7.5 million when compared to the same period in 1996. This decrease was attributable to a reduction in net securities gains of $3.7 million along with the $5.1 million in interest from tax settlements and the aforementioned $1.9 million legal settlement, both received in 1996. These decreases were partially offset by increases in trust and service fees of $3.2 million (see table below).

NONINTEREST INCOME

                                             THREE                                           NINE
                                          MONTHS ENDED                                    MONTHS ENDED
                                          SEPTEMBER 30,             CHANGE                SEPTEMBER 30,           CHANGE
                                      --------------------- -----------------------    ------------------- -----------------------
(IN THOUSANDS)                          1997       1996      AMOUNT    PERCENT           1997      1996      AMOUNT      PERCENT
------------------------------------- ---------- --------- ----------- ------------ -- --------- --------- ----------- -----------
Service Charges                         $ 9,366   $ 9,384    $   (18)       (0.2)%      $27,383   $26,880   $    503        1.9 %
Trust Income                              9,543     7,866      1,677        21.3         26,977    24,266      2,711       11.2
Interest on Tax Receivables                   -         -          -           -              -     5,135     (5,135)       n/a
Other Noninterest Income                  1,998     3,920     (1,922)      (49.0)         7,118     9,044     (1,926)     (21.3)
------------------------------------- ---------- --------- ----------- ------------ -- --------- --------- ----------- -----------

Noninterest Income Excluding
    Securities Gains, Net                20,907    21,170       (263)       (1.2)        61,478    65,325     (3,847)      (5.9)
Securities Gains, Net                     3,335         4      3,331         n/a          3,494     7,166     (3,672)     (51.2)
------------------------------------- ---------- --------- ----------- ------------ -- --------- --------- ----------- -----------

Total Noninterest Income                $24,242   $21,174    $ 3,068        14.5 %      $64,972   $72,491   $ (7,519)     (10.4)%





NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1997 was $45.0 million, an increase of $1.0 million when compared with the third quarter of 1996. The increase from the prior year's quarter was partly attributable to the increase in other noninterest expense of $1.0 million, the result of increases in consulting and other expenses related to the development and implementation of several retail banking strategies in 1997 (see "Deposits"). Additionally, increases in salaries and wages of $1.9 million, the result of staff additions between the periods, was partially offset by lower benefits costs attributable to reductions in medical and life insurance expenses.

Noninterest expense for the first nine months of 1997 increased $3.5 million compared with the same period in 1996. Increases in salaries and wages, data processing, furniture and equipment and other noninterest expenses resulted from the previously described development and implementation of retail banking related strategies in the current year (see "Deposits"). These increases were partially offset by decreases in other real estate owned expense and employee benefits costs between the periods, with the largest decrease in benefits costs stemming from decreases in medical and life insurance expenses for active and retired employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST EXPENSE, CONTINUED

NONINTEREST EXPENSE

                                             THREE                                           NINE
                                          MONTHS ENDED                                    MONTHS ENDED
                                         SEPTEMBER 30,             CHANGE                 SEPTEMBER 30,             CHANGE
                                      --------------------- ----------------------   ------------------------ -------------------
(IN THOUSANDS)                          1997       1996     AMOUNT      PERCENT         1997         1996      AMOUNT    PERCENT
------------------------------------- ---------- --------- ---------- ------------ - ------------ ----------- ---------- --------

Salaries and Wages                     $17,157   $15,299    $ 1,858        12.1 %      $ 48,196     $ 45,066   $ 3,130       6.9 %
Pensions and Other Employee
   Benefits                              2,319     3,397     (1,078)      (31.7)          8,730       10,454    (1,724)    (16.5)
------------------------------------- ---------- --------- ---------- ------------ - ------------ ----------- ---------- --------

Total Staff Expense                     19,476    18,696        780         4.2          56,926       55,520     1,406       2.5
------------------------------------- ---------- --------- ---------- ------------ - ------------ ----------- ---------- --------

Occupancy, Net                           4,812     5,879     (1,067)      (18.1)         14,230       16,918    (2,688)    (15.9)
Data Processing Services                 4,862     4,626        236         5.1          14,200       13,564       636       4.7
Furniture and Equipment                  2,476     1,995        481        24.1           6,965        5,561     1,404      25.2
Advertising and Public Relations         1,406     1,290        116         9.0           4,266        3,967       299       7.5
FDIC Insurance                             107         -        107         n/a             327            4       323       n/a
Other Real Estate Owned
   (Income) Expense, Net                  (775)      (18)      (757)        n/a            (815)         165      (980)      n/a
Other Noninterest Expense               12,634    11,579      1,055         9.1          38,371       35,283     3,088       8.8
------------------------------------- ---------- --------- ---------- ------------ - ------------ ----------- ---------- --------

Total Noninterest Expense              $44,998   $44,047    $   951         2.2 %      $134,470     $130,982   $ 3,488       2.7 %



TAXES

The Corporation's provision for income taxes includes Federal, state and foreign income taxes. Income tax expense totaling $6.6 million was recognized for the quarter ended September 30, 1997, compared with $3.1 million for the quarter ended September 30, 1996. Income tax expense totaling $16.1 million was recognized for the nine-month period ended September 30, 1997, compared with $744 thousand for the same period in 1996. This increase was partly attributable to a local tax refund of $2.4 million received in the prior year. The 1997 tax provision was less than the statutory rate because of the Corporation's ability to reduce the previously established valuation allowance.

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


  Date:    November 12, 1997                      /s/ TIMOTHY C. COUGHLIN
       ---------------------------            --------------------------------
                                                      Timothy C. Coughlin
                                                           President






  Date:    November 12, 1997                         /s/ JOHN L. DAVIS
       ---------------------------            --------------------------------
                                                         John L. Davis
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                      Accounting Officer)