Form 10-K
period 1997-12-31
RIGGS NATIONAL CORP
filed 1998-03-20
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM  10-K

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-9756

                           RIGGS NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                52-1217953
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

    1503 Pennsylvania Avenue, N.W., Washington, D.C.               20005
    ------------------------------------------------             ----------
          (Address of principal executive offices)               (Zip Code)

                                 (301) 887-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of each exchange on which registered
-----------------------                -----------------------------------------
         None                                            None

           Securities Registered Pursuant to Section 12(g) of the Act:

  Title of Each Class                  Name of each exchange on which registered
-----------------------                -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of February 27, 1998, was $534,354,851.

     The number of shares outstanding of the registrant's common stock, as of March 18, 1998, was 30,580,288.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of Riggs National Corporation's definitive Proxy Statement dated Merch 18, 1998 to Stockholders are incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K, in Parts I and III of this Annual Report.

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

Item 10--Directors and Executive Officers of the Registrant           (A), 67
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


(A) PORTIONS OF RIGGS NATIONAL CORPORATION'S DEFINITIVE PROXY STATEMENT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE, EXCEPT FOR ITEMS 402 (K) AND (L) OF REGULATION S-K, IN PART III OF THIS ANNUAL REPORT.

                                     PART I


ITEM 1.

BUSINESS

RIGGS NATIONAL CORPORATION

Riggs National Corporation ("the Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. The Corporation engages in a variety of banking-related activities through its bank and non-bank subsidiaries. The Corporation currently has banking operations or separate subsidiaries in the Washington, D.C. metropolitan area; New Haven, Connecticut; Miami, Florida; London, England; Paris, France; and Nassau, Bahamas. Additionally, the Corporation provides investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940. Subsidiaries located in the Bahamas and France provide trust and corporate services, as well as traditional banking services. At December 31, 1997, the Corporation and its subsidiaries had 1,580 full-time equivalent employees.

  Key elements of the Corporation's business strategy for its subsidiaries are to continue to focus on: growth opportunities through the additional accumulation of assets under management in its financial services division--Riggs & Co., the orientation of its retail banking branches toward money management relationships, the development and specialization in relationship banking of banking products and services in specific growth industries and the continued preeminence in the embassy banking operations coupled with growth in selected international business lines. Such growth will entail internally developed programs as well as possible alliances or acquisitions in these areas. The Corporation will continue to serve the varied financial needs of the Washington, D.C. metropolitan area and to meet its commitments under the Community Reinvestment Act.

RIGGS BANK NATIONAL ASSOCIATION

The Corporation's principal subsidiary is Riggs Bank National Association (the "Riggs Bank N.A.", formerly The Riggs National Bank of Washington, D.C., and successor to The Riggs National Bank of Virginia and The Riggs National Bank of Maryland, which entities merged on March 28, 1996), a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs Bank N.A. had assets of $5.8 billion, deposits of $4.3 billion, and stockholder's equity of $484.9 million at December 31, 1997.

  Riggs Bank N.A. operates 32 branches and an investment advisory subsidiary in Washington, D.C., 16 branches in Virginia, seven branches in Maryland, a second investment advisory subsidiary in New Haven, Connecticut, a commercial bank in London, England, an Edge Act subsidiary in Miami, Florida, branch offices in London, England and Nassau, Bahamas, and a Bahamian bank and trust company.

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

  Riggs Bank N.A.'s financial services division, Riggs & Co. provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, estate planning and trust administration.

  Riggs Bank N.A. provides investment advisory services through Riggs Investment Management Corporation ("RIMCO") and J. Bush & Co. Incorporated, both of which are wholly-owned subsidiaries incorporated under the laws of Delaware and registered under the Investment Advisers Act of 1940.

  Riggs Bank N.A.'s Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts. Additionally, the Retail Banking Group provides 24-hour banking services through its telebanking operations and a network of Riggs Bank N.A.'s automated teller machines ("ATMs") as well as national and regional ATM networks.

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

Additional international operations of Riggs Bank N.A. include:

- Riggs Bank Europe Limited, located in London, England, providing traditional corporate banking services, commercial property financing and trade finance;
- The Riggs Bank and Trust Company (Bahamas) Limited, in Nassau, providing trust services for international private banking customers;
- A London branch located in the U.S. Embassy, serving the Embassy, its employees and official visitors;

- The Riggs National Bank (Europe) S.A., located in the U.S. Embassy in Paris, serving the Embassy, its employees, official visitors, and assisting the U.S. Government with disbursement activities for the Department of Defense and the Department of State.

RIGGS CAPITAL

Riggs Capital, a wholly-owned subsidiary of the Corporation, issued 150,000 shares of 8.625% Trust Preferred Securities, Series A, with a liquidation preference of $1,000 per share, in December 1996. The Trust Preferred Securities, Series A qualify as Tier I Capital with certain limitations, see "Notes to Consolidated Financial Statements-Note 1 and Note 11" on pages 34 and 49, respectively, of this Form 10-K.

     Riggs Capital II, a wholly-owned subsidiary of the Corporation, issued 200,000 shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share, in March 1997. The Trust Preferred Securities, Series C qualify as Tier I Capital with certain limitations, see "Notes to Consolidated Financial Statements-Note 1 and Note 11" on pages 34 and 49, respectively, of this Form 10-K.

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

 The following table details the minimum capital levels for each category:

CAPITAL CATEGORY
----------------

                                    COMBINED                     TANGIBLE
                      TIER I      TIER I AND II     LEVERAGE      EQUITY
-------------------------------------------------------------------------------
RATIOS:

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

     Riggs Bank N.A. exceeds current minimum regulatory capital requirements, and qualifies as "well capitalized. "The applicable federal bank regulator for a depository institution may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification may be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A summary of applicable regulatory capital ratios and the minimums required by the OCC under its capital guidelines for Riggs Bank N.A., on a historical basis, is shown in the "Notes to Consolidated Financial Statements--Note 10."

  A depository institution may not make any capital distribution (including payment of a dividend) or pay any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans.

  The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1,

1997, the Interstate Act authorized a bank to merge with a bank in another state as long as neither of the states had opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

  Effective June 1995, coinciding with the mandatory 1.25% funding of the Bank Insurance Fund ("BIF") reserve, insurance rates were reduced from a range of $.23 to $.26 per $100 in deposits insured to a range of $.04 to $.07 per $100 in deposits insured. Further, in November 1995, based on the continuing increase in reserves with BIF, the FDIC announced an additional reduction of insurance rates to zero percent, however, banks must pay a mandatory minimum of $2 thousand per year.

     On September 30, 1996, Congress passed and the President signed an omnibus funding bill which included legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. This legislation includes a provision requiring the merger of the BIF, which is also administered by the FDIC, and SAIF in 1999, assuming that bank charters and thrift charters are combined by that time. The legislation provided for a new Financing Corporation ("FICO") sharing formula between BIF and SAIF insured institutions, which imposes a surcharge of 1.3 cents per one-hundred dollars of BIF-insured deposits. The Corporation is subject to the FICO surcharge and is required to pay one-fifth of the rate that SAIF institutions pay for three years, ending in 1999.

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

  The Corporation's subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, mortgage banking companies, finance companies and other types of financial services providers.

ITEM 2.

PROPERTIES

The Corporation owns properties located in Washington, D.C. which house its executive offices, 15 of its branches, and certain operational units of Riggs Bank N.A. The Corporation also owns an office building in Maryland, where additional operational units of Riggs Bank N.A. are located. Further, the Corporation owns an office building in London, England, and leases various properties in Washington, D.C.; London, England; Miami, Florida; Northern Virginia; Maryland; and Paris, France.

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

No matters were submitted to security holders for vote during the fourth quarter of 1997.

  Information required by this Item for Executive Officers of the Registrant is included in Item 10--"Directors and Executive Officers of the Registrant" which is incorporated herein by reference.

                                     PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The common stock of Riggs National Corporation is traded on the NASDAQ National Market tier of The Nasdaq Stock Market under the symbol: "RIGS."

  A history of the Corporation's stock prices and dividends can be found under "Quarterly Stock Information" on Page 65 of this Form 10-K.

  As of February 27, 1998, there were 3,178 stockholders of record.

  Other information required by this item is set forth in the "Notes to Consolidated Financial Statements--Notes 10 and 11" on Pages 47 and 49, respectively, of this Form 10-K.

ITEM 6.

SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   1997           1996            1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income                                       $  330,792       $  293,198     $  298,799     $  266,005      $  256,951
Interest Expense                                         151,501          139,891        147,821        112,723         122,130
-----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                      179,291          153,307        150,978        153,282         134,821

Less:  Provision for Loan Losses                         (12,000)            --          (55,000)         6,300          69,290
-----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income after
  Provision for Loan Losses                              191,291          153,307        205,978        146,982          65,531
Noninterest Income Excluding
  Securities Gains, Net                                   84,424           89,007         73,493         85,298          88,509
Securities Gains, Net                                      3,500            7,170            511            226          24,141
Noninterest Expense                                      186,030          176,947        191,834        199,020         266,752
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before Taxes
  and Minority Interest                                   93,185           72,537         88,148         33,486         (88,571)
Applicable Income Tax Expense (Benefit)                   24,690            6,174            346           (533)          5,640
Minority Interest in Income
  of Subsidiaries, Net of Taxes                           17,616              420           --             --              --
===================================================================================================================================

NET INCOME (LOSS)                                     $   50,879       $   65,943     $   87,802     $   34,019      $  (94,211)
Less:  Dividends on Preferred Stock                       10,750           10,750         10,750         12,124           1,434
===================================================================================================================================
Net Income (Loss) Available
  for Common Stock                                    $   40,129       $   55,193     $   77,052     $   21,895      $  (95,645)

EARNINGS (LOSS) PER COMMON SHARE
  Basic                                               $     1.32       $     1.82     $     2.55     $      .72      $    (3.65)
  Diluted                                                   1.27             1.79           2.54            .72           (3.65)
DIVIDENDS DECLARED AND
  PAID PER COMMON SHARE                                      .20              .15           --             --              --

YEAR-END BALANCES
Assets                                                $5,846,426       $5,135,100     $4,732,533     $4,425,665      $4,780,237
Earning Assets                                         5,347,736        4,621,463      4,196,339      3,979,588       4,302,278
Loans                                                  2,884,373        2,637,834      2,571,959      2,549,924       2,528,133
Deposits                                               4,297,918        4,050,683      3,885,179      3,602,794       3,773,824
Long-Term Debt                                           191,525          191,525        217,625        217,625         213,325
Stockholders' Equity                                     463,182          425,776        376,669        267,663         293,197

ITEM 7.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

In 1997, the Corporation achieved consolidated net earnings of $50.9 million. By comparison, the Corporation had net earnings of $65.9 million in 1996 and $87.8 million in 1995. Earnings per diluted share for 1997, 1996 and 1995, were $1.27, $1.79 and $2.54, respectively. Net income for 1997 and 1995 benefited from $12.0 million and $55.0 million reductions, respectively, in the reserve for loan losses, as continued improvement in credit quality resulted in the recording of these reserve adjustments. Key measurements of profitability include the Corporation's net income to average total assets, net income to average stockholders' equity and the net interest margin. Net income to average total assets was 0.97% for 1997, compared with ratios of 1.40% and 1.92% for 1996 and 1995, respectively. Net income to average stockholders' equity was 11.69% in 1997, compared with 16.48% for 1996 and 28.25% for 1995. The net interest margin for 1997, 1996 and 1995 was 3.81%, 3.72% and 3.74%, respectively.

  Net interest income (before the provision for loan losses) was a significant component of earnings in 1997, totaling $179.3 million, an increase of $26.0 million from 1996's total. The net interest margin increased nine basis points between the years. This is attributable to an increase of $578.3 million in average earning assets, partially offset by an increase in average interest-bearing liabilities of $188.4 million, resulting in an increase of $389.9 million in net earning assets. The improvement in net earning assets resulted from increases in earning assets funded by the issuance of trust preferred securities in 1997, in addition to reductions in nonperforming assets and increases in stockholders' equity during the year.

  Noninterest income for 1997, excluding securities gains, totaled $84.4 million, compared with 1996's total of $89.0 million. The decrease from 1996, totaling $4.6 million (5.2%), was partially due to $5.1 million in interest on tax settlements in the 1996 year, and $3.2 million from the sale of a portion of Riggs's corporate trust business in the fourth quarter of 1996. Noninterest expense for 1997 rose to $186.0 million, a 5.1% increase totaling $9.1 million from 1996's total of $176.9 million. The increase in expenses during 1997 was primarily the result of a $6.0 million increase in salaries and wages, which was partially offset by a $2.8 million reduction in pension and benefit expenses. In 1997 the Corporation recognized a $2.4 million write-off of prepaid expenses relating to certain data processing services. Additionally, increases in technology related enhancements and support services totaling $4.7 million, were partially offset by decreases in occupancy expense of $1.8 million and legal fees of $1.5 million. A $3.9 million increase in other noninterest expenses, the result of consulting and other expenses, was partially offset by a $1.8 million reduction in other real estate owned expense during the year.

  Nonperforming assets, including other real estate owned, decreased $29.1 million, or 76.5%, during the year to $9.0 million at December 31, 1997. At year-end 1997, the Corporation's reserve for loan losses totaled $52.4 million, a decrease of $12.1 million from year-end 1996's balance, mainly due to a $12.0 million reduction as a result of increased credit quality in the loan portfolio. The reserve to total loans ratio stood at 1.82% at December 31, 1997. Nonperforming loans totaled $3.9 million at year-end 1997, with a reserve to nonperforming loans (coverage) ratio of 1,345%.

  On March 12, 1997, Riggs Capital II, a newly formed, wholly-owned subsidiary of the Corporation, sold preferred equity capital through the private placement of redeemable trust preferred securities. Riggs Capital II sold, at par, 200,000 shares of redeemable trust preferred securities, liquidation preference of $1,000, for a total of $200.0 million, in a private placement. These securities mature in 2027 and have an annual dividend rate of 8.875 percent, payable semi-annually on June 30 and December 31 of each year. The net proceeds from this sale, along with the $150 million of trust preferred securities issued by Riggs Capital in December 1996, have enhanced certain capital ratios of the Corporation and will be available for its general corporate purposes (see Note 11, "Common and Preferred Stock").

ACQUISITIONS

In October 1997, the Corporation acquired J. Bush & Co., a privately-held investment advisor. At acquisition, J. Bush & Co. had approximately $250 million in assets under management. J. Bush & Co. is a separate subsidiary of the Corporation's principal banking subsidiary - Riggs Bank N.A. This acquisition was accounted for as a purchase, the impact of which was not material to the Corporation.

EARNING ASSETS

MONEY MARKET ASSETS

Short-term instruments such as time deposits with other banks, federal funds sold and resale agreements represent the Corporation's most liquid investments. These investments are lower-yielding assets that are highly interest-rate sensitive. Funds available for short-term investments generally are a function of daily movements in the Corporation's securities, loans and deposit portfolios, combined with the Corporation's overall interest-rate risk and asset/liability strategy. At December 31, 1997, total money market assets decreased by $30.3 million

(3.7%) when compared with year-end 1996. This decrease was a result of fund outflows deployed for the purchase of securities available for sale and the funding of new loans. In 1997, the total average of time deposits with other banks and federal funds sold and resale agreements increased from $549.4 million in 1996 to $713.6 million in 1997.

SECURITIES

The securities portfolio consists of securities available for sale that are accounted for in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (See Note 1, "Summary of Significant Accounting Policies" and Note 2, "Securities"). The securities portfolio increased $510.0 million (43.9%) from a balance of $1.16 billion at year-end 1996 to a balance of $1.67 billion at year-end 1997. The increase in securities from 1996 was mainly due to fund inflows from the minority interest-trust preferred securities as well as increases in the deposit and borrowing portfolios. In 1997, the Corporation had purchases and maturities totaling $8.18 billion and $7.20 billion, respectively. This large volume of purchases and maturities was due to the Corporation's strategy of maintaining a portion of its investment portfolio in short-term investments in conjunction with its interest-rate risk management. Proceeds received from the sale of securities totaled $476.0 million in 1997. These sales were the result of a repositioning of the securities portfolio which resulted in securities gains of $3.5 million, as the Corporation replaced securities from its U.S. Treasury portfolio with government agencies securities in the third quarter of 1997. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity. Quoted market prices are used to determine the estimated fair value. When securities are sold, the adjusted costs of the specific securities sold are used to compute gains or losses on the sale. The weighted-average maturity and yield for securities available for sale, adjusted for anticipated prepayments, were approximately 1.6 years and 6.1%, respectively, at December 31, 1997. The securities portfolio is part of management's asset/liability strategy and is a function of short and long-term investments by the Corporation relative to its interest-bearing liabilities outstanding. At December 31, 1997, all U.S. Treasury securities, government agencies securities, and $24.8 million of the other securities were non-taxable for state and local tax purposes.

  At December 31, 1997, the aggregate securities portfolio was comprised entirely of securities available for sale (see Table A). Securities available for sale were primarily U.S. Treasury and government agencies securities. Securities available for sale may be sold in response to changes in interest rates, risk characteristics and other factors as part of the Corporation's asset/liability strategy (see "Sensitivity to Market Risk"). At December 31, 1997, the Corporation had approximately $130 million in securities purchased, but not settled, for which other liabilities were recorded.

LOANS

Loans, net of premiums, discounts and deferred fees, totaled $2.88 billion at December 31, 1997, an increase of $246.5 million, or 9.3%, from the prior year (see Tables B through D). Over the past few years, the quality and overall risk level of the portfolio has improved as a result of adjustments to its composition, combined with the Corporation's comprehensive underwriting and review policies. During the year, the Corporation focused its efforts on new loan production in the commercial and financial, real estate-commercial/construction, home equity and foreign loan portfolios. This strategy coincided with the continued improvement in the local economy, along with a strong economy in Europe.

  The commercial loan portfolio totaled $529.9 million at year-end 1997, a net increase of $86.3 million, or 19.5%, over the $443.6 million at year-end 1996, the result of increased demand due to a strong economy in the Washington, D.C. metropolitan area. There were no individual borrowers or industries representing more than a 10% share of the total loan portfolio.

  The real estate-commercial/construction loan portfolio totaled $410.0 million at year-end 1997, a net increase of $58.0 million, or 16.5% over the $352.0 million at year-end 1996. This increase was also related to the improved loan demand and the strong local economy.

  Consumer loans were flat compared to 1996, while residential mortgage loans declined $69.6 million as a result of paydowns and payoffs in excess of new loan production.

  The home equity portfolio increased $35.8 million, or 12.7% in 1997, to a total of $317.7 million, the result of new products introduced in 1997. Originations in 1997 totaled $127.8 million. This growth was mostly offset by payoffs and paydowns during the year.

  Foreign loans increased $137.8 million (54.7%) to $389.6 million at year-end 1997, from the balance at year-end 1996 of $251.8 million. Contributing to the growth in foreign loans in 1997 was the continued strengthening of the general economy in the United Kingdom, together with the expansion of the recently established Embassy Banking division in London and a regional Trade Finance office in Manchester, England.

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

  Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments, accrued interest and other monetary assets, that are denominated in U.S. dollars or other currencies. In addition, cross-border outstandings include legally enforceable guarantees issued on behalf of nonlocal third parties and local currency outstandings to the extent they are not funded by local currency borrowings. Cross-border outstandings are then reduced by tangible liquid collateral and any legally enforceable guarantees issued by nonlocal third parties on behalf of the respective country.

  At December 31, 1997, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. At December 31, 1997, the United Kingdom was the only country with cross-border outstandings in excess of 1% of the Corporation's total assets that had loans in either a nonperforming, past-due or potential problem loan status. Net cross-border outstandings to the United Kingdom totaled $154.7 million, compared with $196.3 million at year-end 1996 (see Tables E and F). Nonaccrual loans in the United Kingdom totaled $1.4 million at December 31, 1997, compared with $287 thousand at December 31, 1996. There were no past-due or potential problem loans outstanding in the United Kingdom at December 31, 1997 and year-end 1996.

  At December 31, 1997, 1996, and 1995, the Corporation did not have any cross-border outstandings between 0.75% and 1% of its total assets.

ASSET QUALITY

NONPERFORMING ASSETS SUMMARY

Nonperforming assets, which include nonaccrual loans, renegotiated loans, and other real estate owned (net of reserves), totaled $9.0 million at year-end 1997, a $29.1 million (76.5%) decrease from the year-end 1996 total of $38.1 million (see Tables G and H). This decrease in nonperforming assets during 1997 was attributable to sales and paydowns of $26.8 million, nonaccrual loans returning to accrual status of $3.2 million, and net charge-offs/writedowns of $1.8 million, the total of which was partially offset by net additions in 1997 of $2.7 million.

  Impaired loans generally are defined as nonaccrual loans which are collectively evaluated for impairment. Specific reserves are required to the extent that the fair value of the impaired loans is less than the recorded investment. Impaired loans are further discussed in Note 3, "Loans and Reserve for Loan Losses."

NONACCRUAL AND RENEGOTIATED LOANS

At December 31, 1997, nonaccrual loans were $3.8 million, or 0.1% of total loans, compared with $9.9 million, or 0.4% of total loans, at December 31, 1996. Loans (other than consumer) are placed on nonaccrual status when, in management's opinion, there is doubt as to the ability to collect either interest or principal, or when interest or principal is 90 days or more past due, and the loan is not well-secured and in the process of collection. Consumer loans generally are charged off when they become 120 days past due. Nonaccrual loan activity during 1997 included sales and repayments of $4.4 million, nonaccrual loans returning to accrual status of $3.2 million, charge-offs of $395 thousand and transfers of nonaccrual loans to other real estate owned of $451 thousand. These decreases were partially offset by net additions to nonaccrual loans totaling $2.4 million.

  Renegotiated loans totaled $101 thousand at December 31, 1997, compared with $125 thousand at year-end 1996. Renegotiated loans generally consist of real estate-commercial/ construction loans that are renegotiated to provide a reduction or deferral of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans decreased $24 thousand in 1997, the result of repayments during the year.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and on which the Corporation is accruing interest. Past-due loans increased $3.4 million in 1997 to $7.3 million. These increases were primarily residential, single-family past-due loans.

  At December 31, 1997, the Corporation had identified approximately $10.0 million in potential problem loans. These loans are currently performing, but management believes that they have certain attributes that may lead to nonaccrual or past-due status in the foreseeable future. These loans consisted entirely of domestic loans, primarily commercial and financial at year-end 1997.

PROVISION AND RESERVE FOR LOAN LOSSES

The provision for loan losses represents a charge or credit to earnings necessary, after loan charge-offs and recoveries, to maintain the reserve for loan losses at a level adequate to absorb estimated losses inherent in the loan portfolio. The Corporation determines the appropriate balance of the reserve for loan losses based upon an analysis of risk factors that includes: primary sources of repayment on individual loans and groups of similar loans, liquidity and financial condition of the borrowers and guarantors, historical charge-offs/writedowns within loan categories, general economic conditions and other factors existing at the determination date. The loan portfolio is continually monitored by management to identify loans requiring particular attention. On a quarterly basis, the Loan Loss Reserve Committee evaluates the adequacy of the reserve for loan losses and the Board of Directors reviews management's determination of the reserves. The reserve for loan losses is based on management's assessment of existing conditions and reflects potential losses determined to be probable and subject to reasonable estimation.

  Based on management's assessment of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic developments and other factors, the reserve for loan losses was reduced by $12.0 million in the fourth quarter of 1997. As a result, the provision for loan losses amounted to a negative $12.0 million for 1997, compared to no provision for the prior year. The reserve for loan losses was $52.4 million, or 1.82% of total loans, at December 31, 1997, compared with $64.5 million, or 2.44% of total loans, at December 31, 1996 (see Table I). Net recoveries for 1997 totaled $472 thousand compared with $6.6 million for 1996. Total net recoveries for 1997 were mostly attributed to $2.3 million in net recoveries from domestic real estate-commercial/construction, partially offset by net charge-offs to home equity and consumer loans of $401 thousand and $1.5 million, respectively. In 1996, net recoveries were mostly attributable to $5.3 million in net recoveries from foreign loans and $2.7 million from domestic real estate-commercial/construction loans. The Corporation's coverage ratio (reserve for loan losses divided by the sum of nonaccrual and renegotiated loans) was 1,345.2% at year-end 1997, compared with 644.8% at year-end 1996. The increase in the coverage ratio was caused primarily by the aggregate 61% decrease in nonaccrual and renegotiated loans in 1997.

  The estimated allocation of the reserve for loan losses by loan category represents management's assessment of existing conditions and risk factors within these categories (see Table J).

OTHER REAL ESTATE OWNED, NET

Other real estate owned decreased 81.9% to $5.1 million at December 31, 1997, from $28.1 million at December 31, 1996. The decrease resulted from sales and repayments of $22.4 million and $1.4 million in writedowns, partially offset by net additions of $823 thousand during the period. Loans are transferred to other real estate owned when collateral securing the loans is acquired, or deemed to be acquired, through foreclosure.

  At December 31, 1997, residential and commercial land composed 80.3% of other real estate owned, with the remainder of the portfolio consisting of office, industrial, retail and other property types. Except for $83 thousand of properties located in the United Kingdom, the remaining other real estate owned properties were located in the Washington, D.C., metropolitan area at year-end 1997 (see Table K).

DEPOSITS

Total deposits at December 31, 1997, were $4.30 billion, compared with $4.05 billion at year-end 1996, an increase of $247.2 million, or 6.1%. The increase in balances was concentrated in two categories, demand and time deposits in foreign offices. The rise in demand deposits of $90.3 million is the result of increased seasonal fluctuations above the prior year. Foreign time deposits increased $142.1 million, due in part to increases in the funding of the Corporation's London operations through inter-bank sources.

  As a result of a new program introduced in the third quarter of 1996, the Corporation has increased average earning assets by approximately $48 million, resulting in a benefit of approximately $2 million pretax to net interest income in 1997. Under this program, deposit balances in certain NOW and noninterest checking accounts are transferred to the money market classification, thereby reducing the level of deposit reserves required by the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or other forms of withdrawal. Total accounts transferred equaled $350.6 million at December 31, 1997.

  Average domestic deposits were $3.48 billion for 1997, up $45.9 million, or 1.3%, from an average of $3.43 billion for 1996. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.46 billion, an increase of $41.9 million, or 1.2%, from 1996's average balance of $3.42 billion. Average foreign deposits increased $121.2 million, to $492.4 million, primarily the result of increased deposits in the United Kingdom subsidiary (see Table L).

     Since 1994, the Corporation has been conducting a detailed analysis of its retail banking system, to determine the best use of its locations, branch facilities, product lines and personnel. The Corporation has sold or consolidated seven retail branches as part of this analysis. The Corporation is actively seeking enhancements to existing branches to attract new customers and to improve service quality and overall profitability of its branches. Enhancements include improving the computer network system, upgrading the telephone customer service line, and the redesigning of 20 retail branches to provide better access to traditional banking services as well as trust and investment advisory services. In April 1997, the Corporation introduced its home banking and imaging services products and in December 1997 opened its Internet home pages at http://www.riggsbank.com and http://www.riggsco.com.

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and repurchase agreements, U.S. Treasury demand notes and other borrowed funds. These short-term obligations are an additional source of funds used to meet certain asset/liability and daily cash management objectives. Short-term borrowings increased $97.3 million (38.1%) to $352.5 million at December 31, 1997, compared with $255.2 million at year-end 1996. Average short-term borrowings for 1997 totaled $284.4 million, up from 1996's average of $241.0 million (see Table L). The increase in the average balances during 1997 was due primarily to increases in repurchase agreements, which are a funding vehicle for the Corporation. Short-term borrowings are used to help the Corporation generate cash and maintain adequate levels of liquidity (see Note 8, "Borrowings").

LONG-TERM DEBT

Long-term debt totaled $191.5 million at December 31, 1997 and 1996. Included in long-term debt were subordinated debentures of $66.5 million due in 2009 and subordinated notes of $125.0 million due in 2006. The subordinated debentures due in 2009 bear a fixed rate of interest of 9.65% per annum, and the notes due in 2006 bear a fixed rate of interest of 8.50% per annum. See Note 8, "Borrowings."

MINORITY INTEREST IN PREFERRED STOCK OF
SUBSIDIARY

On March 12, 1997, Riggs Capital II issued 200,000 shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share. Riggs Capital II, a new trust entity formed in order to issue the preferred securities, is a wholly-owned subsidiary of the Corporation. Dividends are paid semi-annually on June 30 and December 31 of each year. The Trust Preferred Securities, Series C, cannot be redeemed until March 15, 2007, and have a final maturity of March 15, 2027. Riggs Capital II invested all of the proceeds from its common and preferred stock sales of $200 million in Junior Subordinated Deferrable Interest Debentures, Series C, issued by the Corporation on March 12, 1997, at a rate of 8.875%, with comparable dividend payment dates and maturity as the Trust Preferred Securities. Interest is cumulative and deferrable on the Junior Subordinated Deferrable Interest Debentures for a period not to exceed five years and is also cumulative and deferrable for the same period for the Trust Preferred Securities. The Trust Preferred Securities qualify as Tier I Capital with certain limitations (see Note 1, "Summary of Significant Accounting Policies" and Note 11, "Common and Preferred Stock").

LIQUIDITY

SENSITIVITY TO MARKET RISK

The Corporation is exposed to various market risks. It has determined that interest-rate risk has a material impact on the Corporation's financial performance, and as such has established the Asset/Liability Committee ("ALCO") to manage interest-rate risk. The role of this committee is to prudently manage the asset/liability mix of the Corporation to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of the overall risk of the Corporation in conjunction with the acquisition and deployment of funds based upon the Committee's view of both current and prospective market and economic conditions.

  The Corporation manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of December 31, 1997 are shown in Table M. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 36-month time period.

  At year-end 1997, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 1.0%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 6.3%. The results of the simulation for year-end 1997 indicated that the Corporation maintained an asset sensitive position, and was well insulated against interest rates moving significantly in either direction.

     In managing the Corporation's interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps, caps, floors, collars, futures, and options. Financial derivatives are employed to assist in the management and/or reduction of the interest-rate risk of the Corporation, and can effectively alter the sensitivity of segments of the statement of condition for specified periods of time. All of these instruments are considered off-balance-sheet, as they do not materially affect the level of assets or liabilities of the Corporation. Interest-rate risk management strategies are discussed and approved by ALCO prior to implementation.

  Management finds that the methodologies discussed above provide a meaningful representation of the Corporation's interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect net interest income. Management believes its current interest-rate sensitivity level is appropriate, considering the Corporation's economic outlook and conservative approach taken in the review and monitoring of the Corporation's sensitivity position.

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

  Total stockholders' equity at December 31, 1997 was $463.2 million, or 7.9% of total assets, up $37.4 million from year-end 1996. The increase was the result of earnings for the year totaling $50.9 million, partially offset by dividends on preferred stock of $10.8 million and common stock of $6.1 million.

  The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies. The guidelines define a two-tier capital framework. Tier I Capital consists of common and qualifying preferred stockholders' equity along with qualifying trust preferred securities, less goodwill and other adjustments. Tier II Capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock and trust preferred securities not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weightings is assigned to the different on-balance sheet assets. Off-balance-sheet items, such as loan commitments and derivatives, are also assigned a risk weighting after conversion to balance sheet equivalent amounts. Bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier
II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 31.52% and 18.45%, respectively, at December 31, 1997, compared with 28.47% and 20.04%, respectively, at December 31, 1996. The Corporation's total and core capital ratios have been enhanced by the inclusion of the proceeds from the trust preferred securities (see Note 11 "Common and Preferred Stock").

  The Federal Reserve Board has established an additional capital adequacy guideline, the leverage ratio, in keeping with the Prompt Corrective Action regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which measures the ratio of Tier I Capital to quarterly average assets. The minimum leverage ratio guideline is 3.00% for the most highly rated bank holding companies. Those that are not in the most highly rated category, including the Corporation, must maintain at least a minimum ratio of 4.00% or higher, if determined necessary by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Corporation's leverage ratio was 11.15% at December 31, 1997, compared with a leverage ratio of 11.84% at the prior year-end.

  The Corporation's policy is to ensure that its bank subsidiary is capitalized in accordance with regulatory guidelines. The Corporation's national bank subsidiary is subject to minimum capital ratios as prescribed by the Office of the Comptroller of the Currency (the "OCC"), which are the same as those prescribed by the Federal Reserve Board for bank holding companies. Table N details the actual and required minimum ratios for the Corporation and its insured bank subsidiary.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is derived by subtracting the cost of funds from the income received on earning assets. Earning assets are mainly comprised of loans and securities, although interest-bearing liabilities consist of deposits and borrowed funds. Net interest income is impacted by variations in the volume and mix of these assets and liabilities as well as fluctuations in interest rates. Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest), totaled $183.1 million for 1997, an increase of $26.1 million, or 16.6%, from $157.0 million in 1996. The Corporation experienced an increase during 1997 in average interest-earning assets totaling $578.3 million, while the average rate earned decreased six basis points between the years. Average loans, securities and money market assets increased $103.5 million, $310.6 million and $164.2 million, respectively, in 1997. The Corporation also had a $188.4 million increase in average interest-bearing liabilities that was due mostly to the increase in average interest-bearing deposits. The average rate paid increased 11 basis points between the years; thus, the Corporation had a favorable net increase in average interest-earning assets over interest-bearing liabilities of $389.9 million. The increase in average interest-earning assets for the year 1997 was favorably impacted by the proceeds from the sale of the trust preferred securities. On a comparative basis, this amounted to $303.9 million, on average, year over year (see Tables O and P).

  The net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) was 3.81% for 1997, an increase of nine basis points from the 3.72% net interest margin for 1996 due to the aforementioned changes in earning assets and interest-bearing liabilities. Net interest spread (the difference between the average tax-equivalent rate earned and the average rate incurred on interest-bearing liabilities) for 1997 was 2.80%, down 17 basis points from 1996's spread.

NONINTEREST INCOME

Noninterest income for 1997 was $87.9 million, down $8.3 million, or 8.6%, from 1996's total of $96.2 million. Excluding securities gains of $3.5 million and $7.2 million for 1997 and 1996, respectively, noninterest income decreased $4.6 million (5.2%). Trust income of $37.3 million increased $4.0 million, or 12.1%, in 1997 due to the increase in market value of trust and custodial assets from $9.73 billion at year-end 1996 to $10.61 billion at year-end 1997. Service charges and fees for 1997 increased $884 thousand (2.5%) to $36.9million, due primarily to increases in ATM and debit card fee income totaling $1.1 million in 1997. In the second quarter of 1996, the Corporation recorded $5.1 million in interest from tax receivables relating to tax returns from the 1970s and 1980s. Also in the fourth quarter of 1996, the Corporation recorded a $3.2 million pre-tax gain from the sale of a portion of its corporate trust business (see Table Q).

NONINTEREST EXPENSE

Noninterest expense for the year ended December 31, 1997 was $186.0 million, an increase of $9.1 million (5.1%) from $176.9 million for 1996. The increase in noninterest expense was partly attributable to the increase in other noninterest expense of $3.6 million, the result of increases in consulting and other expenses related to the development and implementation of several retail banking strategies (see "Deposits") along with the write-off of prepaid expenses relating to certain data processing services. Additionally, increases in salaries and wages of $6.0 million occurred, due in part to staff additions during the year. These increases were partially offset by lower benefits costs ($2.8 million) attributable to reductions in medical and life insurance funding, and a net position for other real estate owned costs resulting in income of $1.4 million versus expense of $431 thousand in the prior year (see Table R).

YEAR 2000

The arrival of the next millennium presents challenges for all companies. Financial institutions are dependent on information systems and have many internal and external interdependencies with other financial institutions and companies. These interdependencies will affect the amount of work needed to be performed to achieve Year 2000 compliance.

  The Corporation began to identify the risks associated with the Year 2000 in 1995. Since then, with the concurrence and involvement of the board of directors, management has established a corporate oversight structure to ensure that risk assessments, remediation plans, systems testing and conversions are accomplished in a timely manner. Additionally, management evaluated the issues associated with the Year 2000 and determined that an enterprise-wide business risk assessment approach is most appropriate for addressing and remediating Year 2000 problems.

  The enterprise-wide business risk assessment approach includes: identifying significant business segments within the organization; identifying significant participants within those segments such as customers, vendors, suppliers, and systems; and assessing the Year 2000 preparedness of each. Further, for the systems, both those supported in-house and those provided by vendors, it involves identifying where the Year 2000 has an impact, remediating those areas and performing integrated testing of program changes.

  The Corporation's progress towards completing the enterprise-wide business risk assessment is on target. Management plans to complete remediation of all critical systems by December 31, 1998, in accordance with federal regulatory agency guidelines. Testing of systems changes will be performed throughout 1999.

  Management has assessed the cost of remediating the Corporation's systems and does not expect these costs to have a material impact on the Corporation's business, operations, or financial condition.

INCOME TAXES

The Corporation's provision for income taxes includes both federal and state income taxes. The Corporation's 1997 provision for income tax expense of $24.7 million increased from a provision of $6.2 million in 1996. This represents an effective tax rate of 26.5% for 1997, compared with an effective tax rate of 8.5% for 1996. The increase in the provision for income taxes in 1997 compared to 1996 is the result of the depletion of federal income loss carryforwards in the second quarter of 1996 combined with the recognition of a $2.4 million tax refund received in 1996 as a result of amended local tax returns from the 1980s.

  The Corporation accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires primarily the use of the asset and liability method for computing taxes. Under this method, deferred tax assets and liabilities are recorded for differences between financial statements and tax-based assets and liabilities. The tax effects of these differences are recorded using anticipated tax rates in the years these differences will reverse. Additionally, a valuation allowance is established for deferred tax assets in the event that these assets may not be fully realized. At December 31, 1997, the Corporation had net deferred tax assets totaling $22.5 million, which included a valuation allowance of $6.9 million. Further tax discussion and a reconciliation of the effective tax rate to the 1997 federal statutory rate of 35% can be found in Note 13, "Income Taxes."

FOURTH QUARTER 1997 VS.
FOURTH QUARTER 1996

For the fourth quarter of 1997, the Corporation reported net income of $17.0 million, or $0.45 per diluted share, compared with $11.2 million, or $0.27 per diluted share, for the fourth quarter of 1996 (see Table S). Results for the fourth quarter of 1997 included a credit of $12.0 million in the provision for loan losses versus no provision in the fourth quarter of 1996.

  Nonperforming assets totaled $9.0 million at December 31, 1997, a decrease of $8.7 million from the third quarter of 1997, and a decrease of $29.1 million from $38.1 million at December 31, 1996.

  Net interest income on a tax-equivalent basis for the fourth quarter of 1997 was $48.1million, an increase of $7.8 million, or 19.3%, year-to-year, reflecting the same impact of net increases in average earning assets in 1997 (see Table T). The net interest margin was 3.81% during the fourth quarter of 1997, up seven basis points from the fourth quarter of 1996. The net interest spread was 2.74% for the quarter ended December 31, 1997, down 19 basis points from that for the same period in the prior year.

  The reserve for loan losses totaled $52.4 million, a decrease of $11.3 million during the fourth quarter of 1997. This decrease was the result of the aforementioned $12.0 million reduction along with net recoveries of $443 thousand, compared with no provision and net recoveries of $2.5 million for the fourth quarter of 1996.

  Noninterest income for the fourth quarter of 1997 was $23.0million, a decrease of $734 thousand, or 3.1%, when compared with the same period in 1996. This decrease was attributable to the $3.2 million gain from the corporate trust business sale in the fourth quarter of 1996, mostly offset by an increase in trust income of $1.3 million and service charges and fees of $381 thousand.

  Noninterest expense for the fourth quarter of 1997 totaled $51.6 million, compared with $46.0 million a year earlier, an increase of $5.6 million, or 12.2%. This increase was primarily the result of an increase in net personnel expenses of $1.8 million, occupancy of $866 thousand, advertising and public relations of $931 thousand, and a $2.4 million write-off of prepaid expenses relating to certain data processing services. These increases were offset partially by a net other real estate owned income of $577 thousand in the fourth quarter of 1997, versus net other real estate owned expense of $266 thousand for the same period in 1996.

1996 VS. 1995

In 1996, the Corporation recorded total net income of $65.9 million. By comparison, the Corporation achieved record earnings of $87.8 million in 1995. Earnings per diluted share for 1996 and 1995 were $1.79 and $2.54, respectively. Net income for 1995 benefited from a $55.0 million reduction in the reserve for loan losses in the third quarter, as continued improvement in credit quality resulted in the recording of this reserve adjustment. Net income to average total assets was 1.40% for 1996 and 1.92% for 1995. Net income to average stockholders' equity was 16.48% for 1996 and 28.25% for 1995. The net interest margin for 1996 was 3.72%, down from 3.74% in 1995.

  At December 31, 1996, total money market assets increased by $166.8 million (25.5%) compared with year-end 1995, the result of fund inflows from deposit accounts and minority interest-trust preferred securities. The total average of time deposits with other banks and federal funds sold and resale agreements increased from $462.5 million in 1995 to $549.4 million in 1996.

     The aggregate securities portfolio increased $192.5 million (19.8%) from a balance of $970 million at year-end 1995 to $1.16 billion at year-end 1996. The increase in securities from 1995 was due mainly to funds from increases in the deposit and borrowing portfolios, as well as inflows from the minority interest-trust preferred securities. The weighted-average maturity and yield for securities available for sale adjusted for anticipated prepayments were approximately 3 years and 6.10%, respectively, at December 31, 1996. At December 31, 1996, the aggregate securities portfolio was comprised entirely of securities available for sale, which totaled $1.16 billion. Securities available for sale were primarily U.S. Treasury and government agencies securities.

Loans, net of premiums, discounts and deferred fees totaled $2.64 billion at December 31, 1996, an increase of $65.9 million, or 2.6%, from the prior year. During the year, the Corporation focused its efforts on new loan production in the commercial and financial, residential mortgage and home equity portfolios. This strategy coincided with the improvement in the local economy, particularly in the areas of employment and small- to mid-sized commercial businesses. The commercial loan portfolio totaled $443.6 million at year-end 1996, a net increase of $43.3 million from the prior year balance. New residential mortgage loans in 1996 totaled $70.3 million, which was offset by paydowns and payoffs during the year resulting in a decrease of less than 5% in the portfolio. The home equity portfolio increased $30.1 million, or 12.0%, in 1996, the result of several new products introduced in 1994 and 1995. Activity within the foreign and real estate-commercial/construction portfolios had a movement upward in 1996, although the consumer portfolio remained flat. The Corporation experienced selective limited new lending in these portfolios.

  Nonperforming assets totaled $38.1 million at year-end 1996, a $7.8 million (17.0%) decrease from the year-end 1995 total of $45.9 million. This decrease in nonperforming assets during 1996 was attributable to sales and paydowns of $15.3 million, nonaccrual loans returning to accrual status of $0.5 million, and net charge-offs/writedowns of $2.9 million. These reductions were partially offset by exchange rate fluctuations of $0.2 million, combined with net additions in 1996 of $10.5 million. At December 31, 1996, nonaccrual loans were $9.9 million, or 0.4% of total loans, compared with $9.3 million, or 0.4% of total loans, at December 31, 1995. Nonaccrual loan activity during 1996 included sales and repayments of $6.0 million, nonaccrual loans returning to accrual status of $0.5 million, charge-offs of $1.5 million and transfers of non-accrual loans to other real estate owned of $1.3 million. These decreases were more than offset by net additions to nonaccrual loans and an increase in foreign exchange translation adjustments, totaling $9.7 million and $0.2 million, respectively.

  Renegotiated loans totaled $0.1 million at December 31, 1996, compared with $3.4 million at year-end 1995. Renegotiated loans decreased $3.3 million in 1996, the result of sales and repayments totaling $2.8 million and charge-offs totaling $0.5 million during the year. Other real estate owned decreased 15.3% to $28.1 million at December 31, 1996, from $33.2 million at December 31, 1995. The decrease resulted from sales and repayments of $6.4 million and $0.9 million in writedowns, partially offset by net additions of $2.2 million during the period. Past-due loans consisted predominately of residential real estate and consumer loans that were well-secured and in the process of collection and on which the Corporation was accruing interest. Past-due loans totaled $3.8 million at year-end 1996, a decrease of $1.6 million compared to year-end 1995. At December 31, 1996, the Corporation had identified approximately $1.6 million in potential problem loans. These loans consisted primarily of $1.2 million in residential mortgage loans. The Corporation had no other potential problem assets at December 31, 1996.

  In the third quarter of 1995, the reserve for loan losses was reduced by $55.0 million, based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors. As a result, the provision for loan losses amounted to a negative $55.0 million for 1995, compared to no provision in 1996. Approximately $41.8 million of the reversal in 1995 related to domestic loans and $13.2 million related to foreign loans. The reserve for loan losses was $64.5 million, or 2.4%, of total loans, at December 31, 1996, compared with $56.5 million, or 2.2%, of total loans at December 31, 1995. Net recoveries for 1996 totaled $6.6 million compared with $14.5 million for 1995. The Corporation's coverage ratio (reserves for loan losses divided by the sum of nonaccrual and renegotiated loans) was 644.8% at year-end 1996, compared with 444.0% at year-end 1995. The increase in the coverage ratio was impacted by the 21.5% decrease in nonaccrual and renegotiated loans and the net recoveries recorded in 1996.

  Total deposits at December 31, 1996, were $4.05 billion, compared with $3.89 billion at year-end 1995, an increase of $165.5 million, or 4.3%. Average domestic deposits were $3.43 billion for 1996, up $29.3 million, or 0.9%, from an average of $3.41 billion for 1995. Average core deposits (total deposits in domestic offices, excluding negotiable certificates of deposit) were $3.42 billion, an increase of $26.9 million, or 0.8% from 1995's average balance of $3.40 billion. Average foreign deposits increased $31.5 million, to $371.2 million, primarily the result of increased deposits in the United Kingdom subsidiary.

  Short-term borrowings increased $53.8 million (26.7%) to $255.2 million at December 31, 1996, compared with $201.5 million at year-end 1995. Average short-term borrowings for 1996 totaled $241.0 million, down from 1995's average of $248.6 million. The decrease in the average balance during 1996 was due primarily to decreases in treasury, tax and loan balances, which were a temporary source of funds for the Corporation. Long-term debt totaled $191.5 million at December 31, 1996, a decrease from $217.6 at year-end 1995.

  Total stockholders' equity at December 31, 1996 was $425.8 million, or 8.3% of total assets, up $49.1 million from year-end 1995. The increase from year-end 1995 was the result of earnings totaling $65.9 million, partially offset by dividends on preferred stock of $10.8 million and common stock of $4.5 million.

  Net interest income on a tax-equivalent basis totaled $157.0 million for 1996, an increase of $2.7 million, or 1.8%, from $154.3 million in 1995. The Corporation experienced a sizable increase during 1996 in average interest-earning assets, totaling $100.2 million, whereas the average rate earned decreased 30 basis points between the years. Average loans remained level during the period as the majority of the increase in average balances occurred in the money market asset portfolio, which increased over $86.9 million in 1996. The Corporation also had a $50.3 million increase in average interest-bearing liabilities that was due mostly to the increase in average interest bearing deposits, whereas the average rate paid decreased 30 basis points between the periods. Thus, the Corporation had a favorable net increase in average interest-earning assets over interest-bearing liabilities of $49.9 million. The net interest margin was 3.72% for 1996, a decrease of 2 basis points from the 3.74% net interest margin for 1995 because of the changes in earning assets and interest-bearing liabilities. Net interest spread for 1996 was 2.97%, unchanged from 1995's spread. Interest lost on nonaccrual and renegotiated loans totaled $1.0 million for 1996, which had the effect of reducing the net interest margin by approximately 2 basis points for the year. In 1995 interest lost totaled $2.0 million and had the effect of reducing the net interest margin in that year by approximately five basis points.

  Noninterest income for 1996 was $96.2 million, up $22.2 million, or 30.0%, from 1995's total of $74.0 million. Excluding securities gains of $7.2 million and $0.5 million for 1996 and 1995, respectively, noninterest income increased $15.5 million, or 21.1%. In the second quarter of 1996, the Corporation recorded $5.1 million in interest from tax receivables relating to tax returns from the 1970s and 1980s. Also, in the fourth quarter of 1996, the Corporation recorded a $3.2 million pre-tax gain from the sale of a portion of its corporate trust business. Trust income of $33.3 million increased $3.4 million, or 11.3%, in 1996 due to the increase in market value of trust and custodial assets from $8.99 billion at year-end 1995 to $9.73 billion at year-end 1996. Service charges for 1996 increased $1.2 million (3.5%) to $34.9 million, and international fee income increased $0.3 million (44.3%) to $1.1 million. The increase in service charges for 1996 was due primarily to increases in ATM and debit card fee income totaling $1.5 million in 1996.

  Noninterest expense for the year-ended December 31, 1996 was $176.9 million, a decrease of $14.9 million from $191.8 million for 1995. The decrease in total noninterest expense, excluding nonrecurring items, was actually larger, as a result of $5.6 million of nonrecurring accruals in the third quarter of 1995. Excluding these nonrecurring items, noninterest expense decreased $9.3 million, or 5.0%. The decrease in noninterest expense was due primarily to decreases in personnel related expenses of $4.4 million, and reductions in FDIC insurance of $4.3 million. Other noninterest expense totaled $46.9 million, down $0.8 million, or 1.6%, from the $47.7 million for 1995.

  The Corporation's provision for income taxes includes both federal and state income taxes. The Corporation's 1996 provision for income tax expense of $6.2 million increased from an expense of $0.3 million in 1995. This represents an effective tax rate of 8.5% for 1996, compared with an effective tax rate of 0.4% for 1995. The provision for income taxes in 1995 was less than the amount determined by application of the federal statutory income tax rate, principally because of the Corporation's reversal of the previously established valuation allowance. Additionally, in the second quarter of 1996, the Corporation received a $2.4 million tax refund, the result of amended local tax returns from the 1980s, which reduced 1996's provision for income tax expense.
             ------------------------------------------------------

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT INVOLVE RISK AND UNCERTAINTY. IN ORDER TO COMPLY WITH THE TERMS OF THE SAFE HARBOR, THE CORPORATION NOTES THAT A VARIETY OF FACTORS COULD CAUSE THE CORPORATION'S ACTUAL RESULTS AND EXPERIENCE TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE CORPORATION'S FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CERTAIN RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT, GROWTH PROJECTIONS AND RESULTS OF THE CORPORATION'S BUSINESS SUCH AS, THE GROWTH OF THE ECONOMY, INTEREST RATE MOVEMENTS, TIMELY DEVELOPMENT BY THE CORPORATION OF TECHNOLOGY ENHANCEMENTS FOR ITS PRODUCTS AND OPERATING SYSTEMS, THE IMPACT OF COMPETITIVE PRODUCTS, SERVICES AND PRICING, CUSTOMER BUSINESS REQUIREMENTS, CONGRESSIONAL LEGISLATION AND SIMILAR MATTERS. READERS OF THIS REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO INFLUENCE BY THE NAMED RISK FACTORS AND UNANTICIPATED FUTURE EVENTS. ACTUAL RESULTS, ACCORDINGLY, MAY DIFFER MATERIALLY FROM MANAGEMENT EXPECTATIONS.

TABLE A:   MATURITIES OF SECURITIES AVAILABLE FOR SALE
           DECEMBER 31, 1997

                                                                               GROSS              GROSS             BOOK/
                                                          AMORTIZED         UNREALIZED         UNREALIZED          MARKET
(IN THOUSANDS)                                              COST               GAINS             LOSSES             VALUE
------------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities:
    Due within 1 year                                    $  279,878           $  376               $259         $  279,995
    Due after 1 year but within 5 years                     225,112            1,627                 13            226,726
Government Agencies Securities:
    Due within 1 year                                       398,900                1                 54            398,847
    Due after 1 year but within 5 years                     468,442              277                 13            468,706
    Due after 5 years but within 10 years                    49,989               --                 43             49,946
    Mature after 10 years                                    48,946               13                  2             48,957
Mortgage Backed Securities:
    Mature after 10 years                                   156,997              126                 97            157,026
Other Securities:
    Mature within 1 year                                     12,398               --                 --             12,398
    Mature after 10 years                                    28,752            1,197                 --             29,949
====================================================================================================================================

Total Securities Available for Sale                      $1,669,414           $3,617               $481         $1,672,550




TABLE B: YEAR-END LOANS

                                                                                   DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                         1997            1996            1995             1994            1993
------------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and Financial                         $  529,894      $  443,557       $  400,280      $  400,660       $  412,006
  Real Estate-Commercial/Construction                 410,011         352,015          326,965         323,835          388,442
  Residential Mortgage                              1,156,493       1,226,110        1,284,193       1,317,169        1,149,363
  Home Equity                                         317,669         281,867          251,798         220,910          234,049
  Consumer                                             78,932          78,617           79,867          75,887           82,819
------------------------------------------------------------------------------------------------------------------------------------

Total Domestic                                      2,492,999       2,382,166        2,343,103       2,338,461        2,266,679

Foreign:
  Governments and Official Institutions                50,606          17,131           30,849          26,013           28,113
  Banks and Other Financial Institutions                8,506           5,457            6,570          11,517           14,999
  Commercial and Industrial                           293,609         213,236          171,070         146,153          192,770
  Other                                                36,911          15,958           15,761          20,875           19,514
------------------------------------------------------------------------------------------------------------------------------------

Total Foreign                                         389,632         251,782          224,250         204,558          255,396
------------------------------------------------------------------------------------------------------------------------------------

Total Loans                                         2,882,631       2,633,948        2,567,353       2,543,019        2,522,075

Unamortized Premium (Unearned
  Discount/Net Deferred Fees)                           1,742           3,886            4,606           6,905            6,058
------------------------------------------------------------------------------------------------------------------------------------

Total Loans, Net of Unamortized Premium
    (Unearned Discount/Net Deferred Fees)           2,884,373       2,637,834        2,571,959       2,549,924        2,528,133
Reserve for Loan Losses                               (52,381)        (64,486)         (56,546)        (97,039)         (86,513)
====================================================================================================================================

Total Net Loans                                    $2,831,992      $2,573,348       $2,515,413      $2,452,885       $2,441,620

TABLE C: REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
         GEOGRAPHIC DISTRIBUTION BY TYPE
         DECEMBER 31, 1997

                                                                              GEOGRAPHIC LOCATION
------------------------------------------------------------------------------------------------------------------------------------
                                                DISTRICT OF                                   UNITED
(IN THOUSANDS)                                   COLUMBIA       VIRGINIA      MARYLAND        KINGDOM      OTHER         TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Land Acquisition and
  Construction Development                       $ 15,532       $  9,259      $ 4,886       $   --        $ --         $ 29,677
Multi-family Residential                           10,869         13,658        4,076           --         6,500         35,103

Commercial:
  Office Buildings                                 94,868         39,496       31,513           --          --          165,877
  Shopping Centers                                 32,573         14,016       17,081           --          --           63,670
  Hotels                                            1,143           --           --             --          --            1,143
  Industrial/Warehouse                              2,232         15,252        4,257           --          --           21,741
  Churches                                         29,204          1,470       26,252           --          --           56,926
  Other                                             8,745         20,544        6,073           --           512         35,874
------------------------------------------------------------------------------------------------------------------------------------

Total Commercial                                  168,765         90,778       85,176           --           512        345,231
------------------------------------------------------------------------------------------------------------------------------------

Total Domestic Real Estate-
  Commercial/Construction Loans                   195,166        113,695       94,138           --         7,012        410,011
Foreign                                              --             --           --          145,511        --          145,511
====================================================================================================================================

Total Real Estate-
  Commercial/Construction Loans                  $195,166       $113,695      $94,138       $145,511      $7,012       $555,522




TABLE D:  YEAR-END MATURITIES AND RATE SENSITIVITY
          DECEMBER 31, 1997

                                                                   LESS THAN                            OVER
(IN THOUSANDS)                                                      1 YEAR (1)     1-5 YEARS          5 YEARS         TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Maturities:
  Commercial and Financial                                         $101,322          $253,315       $  175,257      $  529,894
  Real Estate-Commercial/Construction                                62,171           246,257          101,583         410,011
  Residential Mortgage                                               18,295            87,066        1,051,132       1,156,493
  Home Equity                                                       159,040              --            158,629         317,669
  Consumer                                                           45,577            31,672            1,683          78,932
  Foreign                                                           328,477            41,193           19,962         389,632
====================================================================================================================================

Total Loans                                                        $714,882          $659,503       $1,508,246      $2,882,631

Rate Sensitivity:
  With Fixed Interest Rates                                        $ 78,575          $295,529       $1,011,164      $1,385,268
  With Floating and Adjustable Interest Rates                       636,307           363,974          497,082       1,497,363
====================================================================================================================================

Total Loans                                                        $714,882          $659,503       $1,508,246      $2,882,631

[FN]
(1)--Includes demand loans, loans having no stated schedule of repayments or maturity, and overdrafts.

TABLE E: CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS (1)

                                             GOVERNMENTS           BANKS AND          COMMERCIAL
                                            AND OFFICIAL        OTHER FINANCIAL           AND
(IN THOUSANDS)                              INSTITUTIONS         INSTITUTIONS         INDUSTRIAL          OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1997
UNITED KINGDOM                                   $472           $(112,033)             $264,549          $ 1,724        $154,712
===================================================================================================================================

As of December 31, 1996
United Kingdom                                    419                 727               167,701           27,480         196,327
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1995
United Kingdom                                    242              22,090               133,336           25,199         180,867

[FN]
(1)--Cross-border outstandings include loans, acceptances, investments, accrued interest and other monetary assets, net of interest-bearing deposits with other banks that are denominated in U.S. Dollars or other nonlocal currencies.




TABLE F: CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
         WITH NONPERFORMING OR PAST-DUE LOANS

                                                                                                          TOTAL
                                                                 NONACCRUAL        RENEGOTIATED       NONPERFORMING     PAST-DUE
(IN THOUSANDS)                                                      LOANS              LOANS              LOANS           LOANS
-----------------------------------------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1997
UNITED KINGDOM                                                    $ 1,421               $ --             $ 1,421           $ --
===================================================================================================================================

As of December 31, 1996
United Kingdom                                                        287                 --                 287             --
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1995
United Kingdom                                                      1,714                 --               1,714             36

TABLE G: NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                                     DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                            1997           1996            1995          1994            1993
-----------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS:

Nonaccrual Loans: (1)
  Domestic                                           $    1,916     $    9,133      $    7,542    $   11,518      $   85,075
  Foreign                                                 1,877            743           1,784        15,865          45,099
-----------------------------------------------------------------------------------------------------------------------------------

Total Nonaccrual Loans                                    3,793          9,876           9,326        27,383         130,174

Renegotiated Loans: (2)
  Domestic                                                  101            125           3,410           288          29,465
  Foreign                                                  --             --              --             267             834
-----------------------------------------------------------------------------------------------------------------------------------

Total Renegotiated Loans                                    101            125           3,410           555          30,299

Other Real Estate Owned, Net:
  Domestic                                                4,993         27,722          32,627        44,068          45,049
  Foreign                                                    83            399             570         3,695           7,754
-----------------------------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net                        5,076         28,121          33,197        47,763          52,803
===================================================================================================================================

Total Nonperforming Assets, Net                      $    8,970     $   38,122      $   45,933    $   75,701      $  213,276

PAST-DUE LOANS: (3)
  Domestic                                           $    7,279     $    3,849      $    5,423    $    6,091      $    3,315
  Foreign                                                  --             --                36            30               4
===================================================================================================================================

Total Past-Due Loans                                 $    7,279     $    3,849      $    5,459    $    6,121      $    3,319

Total Loans, Net of Unamortized
  Premium (Unearned Discount/Net
  Deferred Fees)                                     $2,884,373     $2,637,834      $2,571,959    $2,549,924      $2,528,133
Ratio of Nonaccrual Loans to Total Loans                    .13%           .37%            .36%         1.07%           5.15%
Ratio of Nonperforming Assets to Total Loans
  and Other Real Estate Owned, Net                          .31%          1.43%           1.76%         2.91%           8.26%

[FN]
(1)--Loans (other than consumer) that are contractually past due 90 days or more in either principal or interest that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.
(2)--Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower in accordance with SFAS no. 15. Renegotiated loans do not include $9.9 Million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms. These performing, market-rate loans no longer are included in nonperforming asset totals.
(3)--Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

TABLE H: INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS

                                                                                    DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                          1997            1996            1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans--
    Domestic                                         $    385        $    972        $  1,230        $  3,571       $ 10,639
    Foreign                                                65             228           1,156           2,476          5,601
  Renegotiated Loans                                       18              68              54             444          1,845
===================================================================================================================================

Total                                                $    468        $  1,268        $  2,440        $  6,491       $ 18,085

Actual Interest Income Recognized:
  Nonaccrual Loans--
    Domestic                                         $      5        $    254        $    214        $    458       $  1,506
    Foreign                                               --               37             186           1,075          2,128
  Renegotiated Loans                                      --              --              --              --             346
===================================================================================================================================

Total                                                $      5        $    291        $    400        $  1,533       $  3,980



TABLE I:   RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)

(IN THOUSANDS)                                          1997            1996            1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1                                   $ 64,486        $ 56,546        $ 97,039        $ 86,513       $ 84,155
Provision (Credit) for Loan Losses                    (12,000)           --           (55,000)          6,300         69,290
Loans Charged Off:
  Commercial and Financial                                146             764             243             593          4,703
  Real Estate-Commercial/Construction                    --             1,061             697           6,800         41,170
  Residential Mortgage                                     10              11            --               409             96
  Home Equity                                             448              67             438              98            201
  Consumer                                              2,047           1,513             906           1,511          1,864
  Foreign                                                 593             260           6,106           3,219         31,400
-----------------------------------------------------------------------------------------------------------------------------------

Total Loans Charged Off                                 3,244           3,676           8,390          12,630         79,434
-----------------------------------------------------------------------------------------------------------------------------------

Recoveries on Charged-Off Loans:
  Commercial and Financial                                220             397           2,084             695            527
  Real Estate-Commercial/Construction                   2,263           3,802          11,408           8,847          6,699
  Residential Mortgage                                     10            --                84             136            145
  Home Equity                                              47              27             114               4           --
  Consumer                                                510             512             838             942            938
  Foreign                                                 666           5,513           8,400           5,034          4,712
-----------------------------------------------------------------------------------------------------------------------------------

Total Recoveries on Charged-Off Loans                   3,716          10,251          22,928          15,658         13,021
-----------------------------------------------------------------------------------------------------------------------------------

Net Charge-Offs (Recoveries)                             (472)         (6,575)        (14,538)         (3,028)        66,413
Foreign Exchange Translation Adjustments                 (577)          1,365             (31)          1,198           (519)
===================================================================================================================================

Balance, December 31                                 $ 52,381        $ 64,486        $ 56,546        $ 97,039       $ 86,513

Ratio of Net Charge-Offs (Recoveries) to
    Average Loans                                        (.02)%          (.26)%          (.57)%          (.12)%         3.04 %
Ratio of Reserve for Loan Losses to Total Loans          1.82 %          2.44 %          2.20 %          3.81 %         3.42 %

TABLE J:   RESERVE FOR LOAN LOSSES ALLOCATION AND LOAN DISTRIBUTION

ALLOCATION OF THE RESERVE FOR LOAN LOSSES

(IN THOUSANDS)                                            1997           1996            1995            1994          1993
-----------------------------------------------------------------------------------------------------------------------------------

Commercial and Financial                                $ 5,524         $ 6,838         $ 9,334         $11,658       $ 8,836
Real Estate-Residential and Commercial/Construction       9,109           8,191           9,543          11,988        29,544
Home Equity and Consumer                                  3,593           4,236           2,717           6,178         2,905
Foreign                                                   4,765           4,752           5,030          11,981        19,651
Based on Qualitative Factors                             29,390          40,469          29,922          55,234        25,577
===================================================================================================================================

Balance, December 31                                    $52,381         $64,486         $56,546         $97,039       $86,513

DISTRIBUTION OF YEAR-END LOANS

(IN THOUSANDS)                                            1997           1996            1995            1994          1993
-----------------------------------------------------------------------------------------------------------------------------------
Commercial and Financial                                   18.4%           16.8%           15.6%           15.8%         16.3%
Real Estate-Residential and Commercial/Construction        54.3            59.9            62.9            64.5          61.0
Home Equity and Consumer                                   13.8            13.7            12.8            11.7          12.6
Foreign                                                    13.5             9.6             8.7             8.0          10.1
===================================================================================================================================

Balance, December 31                                      100.0%          100.0%          100.0%          100.0%        100.0%




TABLE K:   OTHER REAL ESTATE OWNED, NET
           GEOGRAPHIC DISTRIBUTION BY TYPE
           DECEMBER 31, 1997

                                                                              GEOGRAPHIC LOCATION
-----------------------------------------------------------------------------------------------------------------------------------
                                                DISTRICT OF                                            UNITED
(IN THOUSANDS)                                   COLUMBIA          VIRGINIA         MARYLAND           KINGDOM         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Land                                                $--               $752           $3,326              $--           $4,078
Single-Family Residential                            --                 --              511               --              511
Office Buildings/Retail                              --                 --              404               --              404
Hotels                                               --                 --               --               83               83
===================================================================================================================================

Total Other Real Estate Owned, Net                  $--               $752           $4,241              $83           $5,076

TABLE L: AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS

                                                            1997                        1996                        1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE                    AVERAGE                     AVERAGE
(IN THOUSANDS)                                     BALANCES      RATES        BALANCES       RATES        BALANCES       RATES
-----------------------------------------------------------------------------------------------------------------------------------

 Deposits in Domestic Offices:
  Noninterest-Bearing Demand Deposits             $  803,202                 $  802,265                  $  807,295
  Savings and NOW Accounts                           276,363      2.24%         633,119       2.16%         811,344       2.34%
  Money Market Deposits                            1,591,976      3.21        1,164,669       3.27          940,501       3.43
  Other Core Deposits                                792,925      4.32          822,541       4.63          836,530       5.11
-----------------------------------------------------------------------------------------------------------------------------------

Total Average Core Deposits                        3,464,466                  3,422,594                   3,395,670
  Negotiable Certificates of Deposit                  16,208      5.29           12,218       5.21            9,819       5.88
-----------------------------------------------------------------------------------------------------------------------------------

Total Average Deposits in Domestic Offices         3,480,674                  3,434,812                   3,405,489

Deposits in Foreign Offices: (1)
  Noninterest-Bearing Demand Deposits                 12,488                     10,250                       9,468
  Interest-Bearing Bank Deposits                     111,442      6.82           54,383       6.41           48,903       7.40
  Interest-Bearing Non-Bank Deposits                 368,463      5.32          306,528       5.21          281,253       5.62
-----------------------------------------------------------------------------------------------------------------------------------

Total Average Deposits in Foreign Offices            492,393                    371,161                     339,624
===================================================================================================================================

Total Average Deposits                            $3,973,067                 $3,805,973                  $3,745,113

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements                         $  266,828      5.09%      $  212,206       4.73%      $  174,923       5.98%
  U.S. Treasury Demand Notes and Other
    Short-Term Borrowings                             17,563      5.10           28,747       4.41           73,694       5.70
===================================================================================================================================

Total Average Short-Term Borrowings               $  284,391                 $  240,953                  $  248,617

[FN]
(1)--The majority of interest-bearing deposits in foreign offices are denominated in amounts of $100 thousand or more.




TABLE M: INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                               MOVEMENTS IN INTEREST RATES FROM DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                    SIMULATED IMPACT OVER NEXT                    SIMULATED IMPACT OVER NEXT
                                                           TWELVE MONTHS                               THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                      +100BP              -100BP                    +300BP              -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
 "Most Likely" Scenario:

 Net Interest Income Increase/(Decrease)             1.0%                  0.1%                      6.3%                0.7%

 Net Interest Income Increase/(Decrease)          $1,945                  $156                   $36,354              $3,844

[FN]
(1)--Key Assumptions:
Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:
1. Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2. Interest rate scenarios which are generated by ALCO for the "most likely" scenario and are dictated by policy for the alternative scenarios.
3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4. Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5. Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) To run off the balance sheet, which are generated by the spread relationships.
6. Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

TABLE N: CAPITAL RATIOS

                                                          DECEMBER 31,                    REQUIRED
                                                 ---------------------------
                                                   1997                1996               MINIMUMS
--------------------------------------------------------------------------------------------------------

Riggs National Corporation
  Tier I                                          18.45%               20.04%               4.00%
  Combined Tier I and Tier II                     31.52                28.47                8.00
  Leverage (1)                                    11.15                11.84                4.00
Riggs Bank N.A.
  Tier I                                          14.35                18.66                4.00
  Combined Tier I and Tier II                     15.60                19.92                8.00
  Leverage (1)                                     8.64                10.96                4.00

[FN]
(1)--Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% Minimum leverage ratio, or higher, if determined appropriate by the Federal Reserve Board. The Federal Reserve has not indicated a requirement higher than 4.00% at December 31, 1997.




TABLE O: NET INTEREST INCOME CHANGES (1)


                                                              1997 VERSUS 1996                           1996 VERSUS 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                      DUE TO       DUE TO       TOTAL            DUE TO     DUE TO       TOTAL
(IN THOUSANDS)                                         RATE        VOLUME      CHANGE             RATE      VOLUME      CHANGE
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income:
  Loans, Including Fees                              $(2,411)     $ 9,210     $ 6,799         $ (5,029)    $  1,737   $ (3,292)
  Securities Available for Sale                        2,173       18,790      20,963           (1,421)      28,410     26,989
  Securities Held-to-Maturity                            --           --          --               --       (29,461)   (29,461)
  Time Deposits with Other Banks                         253       (2,071)     (1,818)          (2,817)        (714)    (3,531)
  Federal Funds Sold and Reverse
    Repurchase Agreements                                429       11,367      11,796           (1,334)       5,432      4,098
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Income                                    444       37,296      37,740          (10,601)       5,404     (5,197)

Interest Expense:
  Savings and NOW Accounts                               442       (8,027)     (7,585)          (1,453)      (3,896)    (5,349)
  Money Market Deposit Accounts                         (757)      13,769      13,012           (1,484)       7,329      5,845
  Time Deposits in Domestic Offices                   (2,481)      (1,166)     (3,647)          (4,026)        (589)    (4,615)
  Time Deposits in Foreign Offices                       845        6,962       7,807           (1,647)       1,756        109
  Federal Funds Purchased and
    Repurchase Agreements                                798        2,735       3,533           (2,417)       1,997       (420)
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                          177         (548)       (371)            (796)      (2,140)    (2,936)
  Long-Term Debt                                         581       (1,720)     (1,139)              69         (633)      (564)
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                  (395)      12,005      11,610          (11,754)       3,824     (7,930)
===================================================================================================================================

Net Interest Income                                  $   839      $25,291     $26,130         $  1,153     $  1,580   $  2,733

[FN]
(1)--The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a federal income tax rate of 35% for 1997, 1996 and 1995, in addition to local tax rates as applicable.

TABLE P: THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES (1)


                                                 1997                           1996                            1995
-----------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE   INCOME/  YIELDS/     AVERAGE    INCOME/  YIELDS/    AVERAGE    INCOME/  YIELDS/
(IN THOUSANDS)                         BALANCES   EXPENSE   RATES     BALANCES    EXPENSE   RATES    BALANCES    EXPENSE   RATES
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans:
  Commercial-Taxable                 $  388,865   $ 30,458    7.83%  $  359,303  $ 30,483   8.48%   $  364,638  $ 30,101    8.26%
  Commercial-Tax-Exempt                  47,768      4,041    8.46       29,180     2,748   9.42        33,601     3,797   11.30
  Real Estate-
    Commercial/Construction             346,404     30,245    8.73      327,594    28,953   8.84       325,987    31,375    9.62
  Residential Mortgage                1,196,090     85,727    7.17    1,258,669    89,674   7.12     1,310,249    93,179    7.11
  Home Equity                           306,470     24,932    8.14      273,860    22,555   8.24       237,438    21,457    9.04
  Consumer                               75,383      9,177   12.17       76,006     9,285  12.22        75,484     9,076   12.02
  Foreign                               299,892     24,606    8.20      232,800    18,689   8.03       195,757    16,694    8.53
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans, Including Fees           2,660,872    209,186    7.86    2,557,412   202,387   7.91     2,543,154   205,679    8.09

Securities Available for Sale (2)     1,426,082     86,702    6.08    1,115,466    65,739   5.89       634,198    38,750    6.11
Securities Held-to-Maturity                --         --       --          --        --      --        482,164    29,461    6.10
Time Deposits with Other Banks          167,235      8,470    5.06      208,108    10,288   4.94       219,967    13,819    6.28
Federal Funds Sold and
  Reverse Repurchase Agreements         546,358     30,283    5.54      341,279    18,487   5.42       242,534    14,389    5.93
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS AND
  AVERAGE RATE EARNED                 4,800,547    334,641    6.97    4,222,265   296,901   7.03     4,122,017   302,098    7.33

Less:  Reserve for Loan Losses           63,768                          59,556                         87,894
Cash and Due from Banks                 158,531                         192,024                        203,327
Premises and Equipment, Net             165,710                         160,354                        151,372
Other Assets                            191,094                         201,282                        184,329
===================================================================================================================================

TOTAL ASSETS                         $5,252,114                      $4,716,369                     $4,573,151

LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits:
  Savings and NOW Accounts           $  285,068   $  6,359    2.23%  $  645,258  $ 13,944   2.16%   $  822,666  $ 19,293    2.35%
  Money Market Deposit Accounts       1,602,131     51,375    3.21    1,173,179    38,363   3.27       949,501    32,518    3.42
  Time Deposits in Domestic Offices     809,133     35,091    4.34      834,759    38,738   4.64       846,356    43,353    5.12
  Time Deposits in Foreign Offices      461,045     26,738    5.80      340,262    18,931   5.56       309,832    18,822    6.07
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits       3,157,377    119,563    3.79    2,993,458   109,976   3.67     2,928,355   113,986    3.89

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements               266,828     13,569    5.09      212,206    10,036   4.73       174,923    10,456    5.98
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings          17,563        896    5.10       28,747     1,267   4.41        73,694     4,203    5.70
Long-Term Debt                          191,525     17,473    9.12      210,494    18,612   8.84       217,625    19,176    8.81
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING FUNDS
  AND AVERAGE RATE INCURRED           3,633,293    151,501    4.17    3,444,905   139,891   4.06     3,394,597   147,821    4.36

Demand Deposits                         815,690                         812,515                        816,758
Other Liabilities                        56,358                          51,095                         50,952
Minority Interest in Preferred
  Stock of Subsidiary                   311,644                           7,787                          --
Stockholders' Equity                    435,129                         400,067                        310,844
===================================================================================================================================
TOTAL LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDERS' EQUITY           $5,252,114                      $4,716,369                     $4,573,151

NET INTEREST INCOME AND SPREAD                    $183,140    2.80%              $157,010   2.97%               $154,277    2.97%
===================================================================================================================================
NET INTEREST MARGIN ON
  EARNING ASSETS                                              3.81%                         3.72%                           3.74%

[FN]
(1)--Income and rates are computed on a tax-equivalent basis using a federal income tax rate of 35% for 1997, 1996, and 1995, in addition to local tax rates as applicable. Loan amounts include nonaccrual and renegotiated loans. Average foreign assets, excluding net pool funds provided, details of which can be found on page 66 of this report, were 8.7%, 9.0% And 8.4% Of average total assets for the periods presented, respectively. Average foreign liabilities were 26.0%, 20.0% And 17.6% Of average total liabilities for the periods presented, respectively.
(2)--The averages and rates for the securities available for sale portfolio are based on amortized cost.

TABLE Q: NONINTEREST INCOME

                                                                            YEARS ENDED
                                                                            DECEMBER 31,                         CHANGE
                                                                     --------------------------         ------------------------
(IN THOUSANDS)                                                         1997              1996             AMOUNT         PERCENT
-----------------------------------------------------------------------------------------------------------------------------------

Service Charges and Fees                                             $ 36,879          $ 35,995         $   884           2.5 %
Trust Income                                                           37,343            33,303           4,040          12.1
Interest on Tax Receivables                                              --               5,135          (5,135)       (100.0)
Foreign Exchange Income                                                 2,311             2,238              73           3.3
Other Noninterest Income                                                7,891            12,336          (4,445)        (36.0)
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Income Excluding Securities Gains, Net                     84,424            89,007          (4,583)         (5.1)
Securities Gains, Net                                                   3,500             7,170          (3,670)        (51.2)
===================================================================================================================================
Total Noninterest Income                                             $ 87,924          $ 96,177         $(8,253)         (8.6)%




TABLE R: NONINTEREST EXPENSE

                                                                            YEARS ENDED
                                                                            DECEMBER 31,                         CHANGE
                                                                    --------------------------          ------------------------
(IN THOUSANDS)                                                         1997              1996             AMOUNT         PERCENT
-----------------------------------------------------------------------------------------------------------------------------------

Salaries and Wages                                                  $ 67,097           $ 61,086         $ 6,011           9.8 %
Pensions and Other Employee Benefits                                  11,046             13,860          (2,814)        (20.3)
-----------------------------------------------------------------------------------------------------------------------------------

Total Staff Expense                                                   78,143             74,946           3,197           4.3
-----------------------------------------------------------------------------------------------------------------------------------

Occupancy, Net                                                        19,095             20,917          (1,822)         (8.7)
Data Processing Services                                              21,427             17,998           3,429          19.1
Furniture and Equipment                                                9,333              7,779           1,554          20.0
Advertising and Public Relations                                       5,405              4,898             507          10.4
FDIC Insurance                                                           435                  4             431           n/a
Other Real Estate Owned (Income) Expense, Net                         (1,392)               431          (1,823)          n/a
Other Noninterest Expense                                             53,584             49,974           3,610           7.2
===================================================================================================================================

Total Noninterest Expense                                           $186,030           $176,947         $ 9,083           5.1 %

TABLE S: FOURTH QUARTER CONSOLIDATED STATEMENTS OF INCOME

                                                                                         THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                     -------------------------          CHANGE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                1997             1996           AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                      $ 86,886          $74,077       $ 12,809
Interest Expense                                                                       39,793           34,727          5,066
-----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                                    47,093           39,350          7,743
Less:  Provision for Loan Losses                                                      (12,000)            --          (12,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses                                    59,093           39,350         19,743

Noninterest Income                                                                     22,952           23,686           (734)
Noninterest Expense                                                                    51,560           45,965          5,595
-----------------------------------------------------------------------------------------------------------------------------------

Income before Taxes and Minority Interest                                              30,485           17,071         13,414
Applicable Income Tax Expense                                                           8,542            5,430          3,112
Minority Interest in Income of Subsidiaries, Net of Taxes                               4,987              420          4,567
===================================================================================================================================

NET INCOME                                                                           $ 16,956          $11,221       $  5,735
EARNINGS PER COMMON SHARE - BASIC                                                    $    .47          $   .28       $    .19
                          - DILUTED                                                       .45              .27            .18



TABLE T: FOURTH QUARTER NET INTEREST INCOME CHANGES (1)

                                                                       THREE MONTHS ENDED
                                                                           DECEMBER 31,                             DUE TO
                                                                      --------------------                    ------------------
(IN THOUSANDS)                                                           1997        1996        CHANGE        RATE      VOLUME
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income:
    Loans, Including Fees                                              $54,596      $50,916     $ 3,680        $ 395    $ 3,285
    Securities Available for Sale                                       22,389       14,805       7,584          (47)     7,631
    Time Deposits with Other Banks                                       2,320        2,285          35          124        (89)
    Federal Funds Sold and Reverse Repurchase Agreements                 8,564        7,026       1,538          278      1,260
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Income                                                   87,869       75,032      12,837          750     12,087

Interest Expense:
    Savings and NOW Accounts                                             1,472        1,962        (490)          (6)      (484)
    Money Market Deposit Accounts                                       13,160       11,439       1,721          685      1,036
    Time Deposits in Domestic Offices                                    8,835        9,380        (545)        (488)       (57)
    Time Deposits in Foreign Offices                                     7,654        4,947       2,707          361      2,346
    Federal Funds Purchased and Repurchase Agreements                    4,102        2,437       1,665           82      1,583
    U.S. Treasury Demand Notes and Other Short-Term Borrowings             201          194           7            4          3
    Long-Term Debt                                                       4,369        4,368           1            1        --
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                                  39,793       34,727       5,066          639      4,427
===================================================================================================================================

Net Interest Income                                                    $48,076      $40,305     $ 7,771        $ 111    $ 7,660

[FN]
(1)--The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a federal tax rate of 35% for 1997, 1996 and 1995, in addition to local tax rates as applicable.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity-Sensitivity to Market Risk and Table M" on Pages 12 and 24, respectively, of this form 10-K.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE(S)

(a) The following consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K as follows:

    Riggs National Corporation and Subsidiaries:
     Consolidated Statements of Income                                    30
     Consolidated Statements of Condition                                 31
     Consolidated Statements of Changes in Stockholders' Equity           32
     Consolidated Statements of Cash Flows                                33
     Notes to Consolidated Financial Statements                        34-61
    Management's Report on Financial Statements                           62
    Report of Independent Public Accountants                              63

(b) The following supplementary data is set forth in this Annual
     Report on Form 10-K as follows:

    Quarterly Financial Information                                    64-65
    Consolidated Financial Ratios and Other Information                   64
    Quarterly Stock Information                                           65

CONSOLIDATED STATEMENTS OF INCOME

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                             1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                                        $208,100           $201,414          $203,332
Interest and Dividends on Securities Available for Sale                             83,939             63,009            38,750
Interest and Dividends on Securities Held-to-Maturity                                 --                 --              28,509
Interest on Money Market Assets:
  Time Deposits with Other Banks                                                     8,470             10,288            13,819
  Federal Funds Sold and Reverse Repurchase Agreements                              30,283             18,487            14,389
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest on Money Market Assets                                               38,753             28,775            28,208
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                              330,792            293,198           298,799

INTEREST EXPENSE
Interest on Deposits:
  Savings and NOW Accounts                                                           6,359             13,944            19,293
  Money Market Deposit Accounts                                                     51,375             38,363            32,518
  Time Deposits in Domestic Offices                                                 35,091             38,738            43,353
  Time Deposits in Foreign Offices                                                  26,738             18,931            18,822
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                                         119,563            109,976           113,986
Interest on Short-Term Borrowings and Long-Term Debt:
  Federal Funds Purchased and Repurchase Agreements                                 13,569             10,036            10,456
  U.S. Treasury Demand Notes and Other Short-Term Borrowings                           896              1,267             4,203
  Long-Term Debt                                                                    17,473             18,612            19,176
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest on Short-Term Borrowings and Long-Term Debt                          31,938             29,915            33,835
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                             151,501            139,891           147,821
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                179,291            153,307           150,978
Less: Provision for Loan Losses                                                    (12,000)              --             (55,000)
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                191,291            153,307           205,978

NONINTEREST INCOME
Service Charges and Fees                                                            36,879             35,995            34,464
Trust Income                                                                        37,343             33,303            29,934
Interest on Tax Receivables                                                           --                5,135              --
Other Noninterest Income                                                            10,202             14,574             9,095
Securities Gains, Net                                                                3,500              7,170               511
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                                            87,924             96,177            74,004

NONINTEREST EXPENSE
Salaries and Wages                                                                  67,097             61,086            66,184
Pensions and Other Employee Benefits                                                11,046             13,860            14,319
Occupancy, Net                                                                      19,095             20,917            26,415
Data Processing Services                                                            21,427             17,998            17,043
Furniture and Equipment                                                              9,333              7,779             7,960
Advertising and Public Relations                                                     5,405              4,898             5,576
FDIC Insurance                                                                         435                  4             4,303
Other Real Estate Owned (Income) Expense, Net                                       (1,392)               431               178
Other Noninterest Expense                                                           53,584             49,974            49,856
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                                          186,030            176,947           191,834
-----------------------------------------------------------------------------------------------------------------------------------

Income before Taxes and Minority Interest                                           93,185             72,537            88,148
Applicable Income Tax Expense                                                       24,690              6,174               346
Minority Interest in Income of Subsidiaries, Net of Taxes                           17,616                420              --
===================================================================================================================================

NET INCOME                                                                        $ 50,879           $ 65,943          $ 87,802
Less:  Dividends on Preferred Stock                                                 10,750             10,750            10,750
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                                             $ 40,129           $ 55,193          $ 77,052
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
  Basic                                                                           $   1.32           $   1.82          $   2.55
  Diluted                                                                             1.27               1.79              2.54

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                            DECEMBER 31,
                                                                                                  ---------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                               1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                           $  186,091         $  211,144
Money Market Assets:
  Time Deposits with Other Banks                                                                     241,813            281,126
  Federal Funds Sold and Reverse Repurchase Agreements                                               549,000            540,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Money Market Assets                                                                            790,813            821,126

Securities Available for Sale (at Market Value)                                                    1,672,550          1,162,503

Loans                                                                                              2,884,373          2,637,834
Reserve for Loan Losses                                                                              (52,381)           (64,486)
-----------------------------------------------------------------------------------------------------------------------------------
Total Net Loans                                                                                    2,831,992          2,573,348

Premises and Equipment, Net                                                                          165,377            166,074
Accrued Interest Receivable                                                                           38,209             30,042
Other Real Estate Owned, Net                                                                           5,076             28,121
Other Assets                                                                                         156,318            142,742
===================================================================================================================================

TOTAL                                                                                             $5,846,426         $5,135,100

LIABILITIES
Deposits:
  Noninterest-Bearing Demand Deposits                                                             $  982,865         $  892,594
  Interest-Bearing Deposits:
    Savings and NOW Accounts                                                                         436,337            472,625
    Money Market Deposit Accounts                                                                  1,492,842          1,488,730
    Time Deposits in Domestic Offices                                                                867,772            820,748
    Time Deposits in Foreign Offices                                                                 518,102            375,986
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                                  3,315,053          3,158,089
-----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                     4,297,918          4,050,683

Short-Term Borrowings:
  Federal Funds Purchased and Repurchase Agreements                                                  327,579            237,166
  U.S. Treasury Demand Notes and Other Short-Term Borrowings                                          24,929             18,068
-----------------------------------------------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                                                          352,508            255,234

Other Liabilities                                                                                    191,293             61,882
Long-Term Debt                                                                                       191,525            191,525
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  5,033,244          4,559,324

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURES                                                                     350,000            150,000
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock - $1.00 Par Value
  Shares Authorized - 25,000,000 at December 31, 1997, and 1996;
    Liquidation Preference - $25 per share
  Noncumulative Perpetual Series B - 4,000,000 shares issued at December 31, 1997, and 1996            4,000              4,000
Common Stock - $2.50 Par Value
  Shares Authorized - 50,000,000 at December 31, 1997, and 1996
  Shares Issued - 31,461,786 at December 31, 1997, and 31,273,344 at December 31, 1996                78,654             78,183
Surplus - Preferred Stock                                                                             91,192             91,192
Surplus - Common Stock                                                                               159,160            157,060
Foreign Exchange Translation Adjustments                                                                (872)             1,111
Undivided Profits                                                                                    152,732            118,682
Unrealized Gain (Loss) on Securities Available for Sale, Net                                           2,039               (729)
Treasury Stock - 900,798 shares at December 31, 1997, and 1996                                       (23,723)           (23,723)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           463,182            425,776
===================================================================================================================================

TOTAL                                                                                             $5,846,426         $5,135,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                             UNREALIZED
                                                                    FOREIGN    UNDIVIDED    GAIN (LOSS)
(IN THOUSANDS, EXCEPT            PREFERRED     COMMON               EXCHANGE    PROFITS    ON SECURITIES                 TOTAL
 PER SHARE AMOUNTS)                STOCK       STOCK              TRANSLATION (ACCUMULATED  AVAILABLE FOR  TREASURY  STOCKHOLDERS'
                                 $1.00 PAR   $2.50 PAR   SURPLUS  ADJUSTMENTS  DEFICIT)      SALE, NET      STOCK       EQUITY
 -----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994         $4,000      $77,863    $247,315   $ (634)    $ (9,014)     $(28,144)    $ (23,723)   $267,663

Issuance of Common Stock
 for stock option plans -
  30,050 shares                                     75         197                                                           272
Net Income                                                                        87,802                                  87,802
Unrealized Gain on Securities
 Available for Sale, Net                                                                        31,921                    31,921
Foreign Exchange Translation
 Adjustments                                                           (239)                                                (239)
Cash Dividends Declared:
 Series B Preferred Stock,
  $2.6875 Per Share                                                              (10,750)                                (10,750)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995         $4,000      $77,938    $247,512   $ (873)    $ 68,038      $  3,777     $ (23,723)   $376,669

Issuance of Common Stock for
 stock option plans -
  98,082 shares                                    245         740                                                           985
Net Income                                                                        65,943                                  65,943
Unrealized Loss on Securities
 Available for Sale, Net                                                                        (4,506)                   (4,506)
Foreign Exchange Translation
 Adjustments                                                          1,984                                                1,984
Cash Dividends Declared:
 Common Stock, $.15 Per Share                                                     (4,549)                                 (4,549)
 Series B Preferred Stock,
  $2.6875 Per Share                                                              (10,750)                                (10,750)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996         $4,000      $78,183    $248,252   $1,111     $118,682      $   (729)    $ (23,723)   $425,776

Issuance of Common Stock for
 stock option plans -
  188,442 shares                                   471       2,100                                                         2,571
Net Income                                                                        50,879                                  50,879
Unrealized Gain on Securities
 Available for Sale, Net                                                                         2,768                     2,768
Foreign Exchange Translation
 Adjustments                                                         (1,983)                                              (1,983)
Cash Dividends Declared:
 Common Stock, $.20 Per Share                                                     (6,079)                                 (6,079)
 Series B Preferred Stock,
  $2.6875 Per Share                                                              (10,750)                                (10,750)
===================================================================================================================================

BALANCE, DECEMBER 31, 1997         $4,000      $78,654    $250,352   $ (872)    $152,732      $  2,039     $ (23,723)   $463,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------------
(IN THOUSANDS)                                                                       1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $    50,879       $    65,943         $   87,802
Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                                        (12,000)             --              (55,000)
  Provision for Other Real Estate Owned Losses                                       1,437               906              2,868
  Depreciation Expense and Amortization of Leasehold Improvements                   11,659            11,165             11,662
  Amortization of Purchase Accounting Adjustments                                    3,530             3,522              3,603
  Provision (Benefit) for Deferred Taxes                                             4,980           (11,072)            (8,547)
  Interest on Tax Receivables                                                         --              (5,135)              --
  Gains on Sale of Securities Available for Sale                                    (3,500)           (7,170)              (511)
  Gains on Sale of Other Real Estate Owned                                          (2,694)             (920)            (3,990)
  Increase in Accrued Interest Receivable                                           (8,167)             (464)            (1,674)
  Increase in Other Assets                                                         (23,559)           (5,954)           (18,366)
  Increase in Other Liabilities                                                    129,411            10,297             15,986
-----------------------------------------------------------------------------------------------------------------------------------
 Total Adjustments                                                                 101,097            (4,825)           (53,969)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          151,976            61,118             33,833
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) in Time Deposits with Other Banks                         39,313           (49,752)            (3,150)
  Proceeds from Maturities of Securities Available for Sale                      7,197,217         1,041,282             97,904
  Proceeds from Sale of Securities Available for Sale                              475,956           745,247            100,095
  Purchase of Securities Available for Sale                                     (8,175,479)       (1,978,684)           (89,218)
  Proceeds from Maturities of Securities Held-to-Maturity                             --                --              534,752
  Purchase of Securities Held-to-Maturity                                             --                --             (537,721)
  Net Increase in Loans                                                           (246,890)          (61,178)            (7,553)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                  25,109             7,007             15,782
  Net Increase in Premises and Equipment                                           (10,962)          (22,469)           (14,900)
  Other, Net                                                                          (561)            1,326                (69)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                               (696,297)         (317,221)            95,922
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand, Savings, NOW and Money
    Market Deposit Accounts                                                         58,095           143,703             16,666
  Net Increase in Time Deposits                                                    189,140            21,801            265,719
  Net Increase (Decrease) in Federal Funds Purchased
    and Repurchase Agreements                                                       90,413            51,157            (78,869)
  Net Increase (Decrease) in U.S. Treasury Demand Notes
    and Other Short-Term Borrowings                                                  6,861             2,602            (13,093)
  Proceeds from the Issuance of Common Stock                                         2,571               985                272
  Repayments of Long-Term Debt                                                        --             (26,100)              --
  Proceeds from Preferred Stock of Subsidiaries                                    200,000           150,000               --
  Dividend Payments - Preferred                                                    (10,750)          (10,750)           (10,750)
                    - Common                                                        (6,079)           (4,549)              --
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          530,251           328,849            179,945
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                     (1,983)            1,984               (239)
-----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                               (16,053)           74,730            309,461
Cash and Cash Equivalents at Beginning of Year                                     751,144           676,414            366,953
===================================================================================================================================

Cash and Cash Equivalents at End of Year                                       $   735,091       $   751,144         $  676,414
Supplemental Schedule of Noncash Investing and Financing Activities:
  Loans Transferred to Other Real Estate Owned                                 $       823       $     1,878         $      741
  Loans to Finance the Sale of Other Real Estate Owned                                --                --                  685
  Securities Transferred to Available for Sale                                        --                --              446,132
Supplemental Disclosures:
  Interest Paid (Net of Amount Capitalized)                                    $   150,642       $   141,773         $  145,807
  Income Tax Payments                                                                7,630            23,131              6,802

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS INDICATED)


NOTE 1.  SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The following summary of significant accounting policies of Riggs National Corporation (the "Corporation"), including its principal subsidiaries Riggs Bank National Association (the "Riggs Bank N.A.") and Riggs Bank Europe Limited (formerly known as Riggs AP Bank Limited) are presented to assist the reader in understanding the financial, statistical and other data presented in this report.

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

  In November 1996 and March 1997, the Corporation formed two Delaware business trusts, Riggs Capital and Riggs Capital II, respectively, with all of the common securities of each trust owned by the Corporation. Subsequently, in December 1996 and March 1997, respectively, each of the trusts sold preferred securities in which the Corporation does not own any of the preferred securities outstanding. The preferred securities represent a minority interest in each trust, which is reflected separately in the Consolidated Statements of Condition under the caption "Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures. "Dividends on the trust preferred securities are reflected in the Consolidated Statements of Income as a deduction from income before taxes and minority interest under the caption of "Minority Interest in Income of Subsidiaries, Net of Taxes" (See Note 11, "Common and Preferred Stock-Minority Interest in Preferred Stock of Subsidiaries").

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

  The Corporation discontinues the accrual of interest on loans based on delinquency status, an evaluation of the related collateral and the financial strength of the borrower. Generally, loans are placed on nonaccrual status when the loans are contractually in default in either principal or interest for 90 days or more and the loans are not well-secured and in the process of collection. Income recognition on consumer loans is discontinued and the loans are charged off after a delinquency period of 120 days. At that point, any accrued interest that actually has not been collected is reversed.

  The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995, which defines impaired loans as specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. The Corporation's impaired loans generally are defined as nonaccrual loans as detailed above. Per SFAS No. 114, impaired loans do not include large groups of smaller-balance loans with similar collateral characteristics such as residential mortgage and consumer installment loans, which are evaluated collectively for impairment. Impaired loans are therefore primarily commercial and financial loans and real estate-commercial/construction loans.

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

  The provision for loan losses is charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. A loan is charged off if, in the opinion of management, the loan cannot be fully collected. Recoveries of loans previously charged off are added to the reserve.

  The specific reserves for impaired loans, under SFAS No. 114 at December 31, 1997, are included in the reserves for loan losses discussed above. Impaired loans are valued based on the fair value of the related collateral if the loans are collateral dependent, and for all other impaired loans, the specific reserves are based on the present values of expected future cash flows discounted at each loan's initial effective interest rate.

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



                                                 Years

-------------------------------------------------------------------------------
Premises                                       25 to 35
Leasehold Improvements                          5 to 20
Furniture and Equipment                         5 to 15

  Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of the operations center located in Riverdale, Maryland, completed in 1996, were capitalized in the basis of the building at the Corporation's weighted-average cost of funds.

OTHER ASSETS

Included in other assets are intangible assets, such as goodwill, which is the excess of cost over net assets of acquired entities, and core deposit intangibles. In October 1997, the Corporation acquired J. Bush & Co., a privately-held investment advisor. Goodwill related to this transaction is being amortized using the straight-line method over a 15-year period. All other goodwill is being amortized using the straight-line method over 25 years. The Corporation had unamortized goodwill of $9.1 million and $4.4 million at December 31, 1997, and 1996, respectively, with amortization expense of $368 thousand for 1997, and $294 thousand for 1996 and 1995. Core-deposit intangibles represent the net present value of the future income streams related to deposits acquired through mergers or acquisitions and are amortized on an accelerated basis over 10 years. The unamortized core-deposit intangibles totaled $8.3 million and $11.5 million at December 31, 1997, and 1996, respectively, with amortization expense of $3.2 million for 1997 and 1996, and $3.3 million for 1995.

INCOME TAXES

The Corporation provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which mandates the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences of events that have been recognized in the Corporation's financial statements in relationship to their respective tax basis. Using management's judgment and estimates concerning the likelihood of realization in future periods, deferred tax assets are reduced by a valuation allowance.

BENEFIT PLANS

Riggs Bank N.A. maintains a noncontributory defined benefit pension plan for substantially all employees of the Corporation and its subsidiaries. The net periodic pension expense includes a service cost component and an interest cost component, reflecting the expected return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses, prior service costs, and the unrecognized net transition asset over 12 years. The net periodic pension expense is based on management's estimates and judgment through actuarial assumptions and computations.

  The Corporation also provides health care and a portion of the life insurance benefits for retired employees. The estimated cost of retiree health insurance benefits are accrued for active employees. As of January 1, 1998, the Corporation no longer provides life insurance benefits for persons retiring on or after January 1, 1998. The Corporation recognized a transition asset, which is amortized over 20 years, when it adopted the current accounting treatment for postretirement benefits. The accrual of postretirement benefit costs is based on management's judgment and estimates through actuarial assumptions and computations.

EARNINGS PER COMMON SHARE

In March 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes Accounting Principles Board Opinion (the "APB") No. 15 to conform earnings per share with international standards as well as to simplify the computation under APB No. 15. Basic earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock. Diluted earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive. The weighted-average shares outstanding were 30,422,822, 30,317,572, and 30,257,585 for 1997, 1996, and 1995, respectively. The dilutive effect of stock option plans on weighted-average shares outstanding was 1,164,568, 547,492, and 111,010 for the same periods, respectively.

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

FOREIGN EXCHANGE INCOME

Foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued monthly, and the resulting profits and losses are recorded in foreign exchange trading income. The amount of net foreign exchange trading gains included in the accompanying consolidated statements of income under other noninterest income was $2.3 million for 1997 and $2.2 million for 1996 and 1995.

FINANCIAL DERIVATIVES

Gains and losses on futures and forward contracts to hedge certain interest-sensitive assets and liabilities are amortized over the life of the hedged transaction as an adjustment to yield. Fees received or paid when entering certain derivative transactions are deferred and amortized over the lives of the agreements.

  Interest-rate agreements are entered into as hedges against fluctuations in the interest rates of specifically identified assets or liabilities. The notional amounts of the contracts do not affect total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedged asset or liability. Gains or losses resulting from early termination of interest-rate agreements are deferred and amortized over the remaining terms of the agreements.

NEW FINANCIAL ACCOUNTING STANDARDS

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled, or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered, and liabilities are removed when extinguished. SFAS No. 125 was effective and adopted January 1, 1997, and was applied prospectively. In addition, in December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued. SFAS No. 127 deferred implementation of certain portions of SFAS No. 125 for one year relating primarily to repurchase agreements, securities lending and comparable transactions. The Corporation did not experience any material effect on its financial position or results of operations from this implementation, and does not expect any when the remainder is implemented January 1, 1998.

  In June 1997, SFAS Nos. 130 and 131 were issued--"Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Corporation would include activity in foreign exchange translation adjustments and unrealized gain/loss on securities available for sale. Items identified as comprehensive income should be reported in the statements of condition and the statements of changes in stockholders' equity, under separate captions. SFAS No. 130 is effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. The Corporation does not anticipate any financial impact from the implementation of SFAS No. 130.

  SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Corporation's management to allocate resources and measure performance. The Corporation is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Corporation also is required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Corporation does not anticipate any material impact from the implementation of SFAS No. 131.

     In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" was issued. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 also eliminates certain disclosures which were required by SFAS Nos. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for the Corporation on January 1, 1998. The Corporation does not anticipate any material impact from the implementation of SFAS No. 132.


===============================================================================


NOTE 2. SECURITIES

SECURITIES AVAILABLE FOR SALE

                                                          1997                                           1996
                                    ----------------------------------------------   --------------------------------------------
                                                   GROSS        GROSS       BOOK/                   GROSS       GROSS     BOOK/
                                    AMORTIZED   UNREALIZED   UNREALIZED    MARKET     AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                      COST         GAINS       LOSSES       VALUE       COST        GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities            $  504,990     $2,003       $272    $  506,721   $  734,719    $1,474     $2,521  $  733,672
Government Agencies Securities         966,277        291        112       966,456      399,219       --          58     399,161
Mortgage-Backed Securities             156,997        126         97       157,026         --         --         --         --
Other                                   41,150      1,197         --        42,347       29,670       --         --       29,670
=================================================================================================================================

Total Securities Available for Sale $1,669,414     $3,617       $481    $1,672,550   $1,163,608    $1,474     $2,579  $1,162,503


Gross gains from the sale of securities totaled $3.5 million during the year and no losses, compared with gross gains of $7.2 million and no losses for 1996. At December 31, 1997, a $2.0 million unrealized gain, net of tax, was recorded in stockholders' equity, compared to a $729 thousand unrealized loss, net of tax, in 1996. Securities available for sale pledged to secure deposits and other borrowings amounted to $1.32 billion at December 31, 1997, and $762.7 million at December 31, 1996.

  The "Other Securities" category consists of $15.3 million of Federal Home Loan Bank of Atlanta ("FHLB-Atlanta") Stock, $9.4 million of Federal Reserve Stock, $12.4 million of U.S. Treasury money market mutual funds and $5.2 million of equity securities at year-end 1997. The FHLB-Atlanta and Federal Reserve Stock have no readily available market value quotation and therefore their year-end book values are an approximation of their market values.

The maturity distribution of securities at December 31, 1997 follows:

SECURITIES AVAILABLE FOR SALE

                                                                      GOVERNMENT     MORTGAGE-
                                                       U.S. TREASURY    AGENCIES       BACKED           OTHER
                                                        SECURITIES    SECURITIES    SECURITIES       SECURITIES           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Within 1 year
 Amortized Cost                                          $279,878      $398,900      $   --           $12,398        $  691,176
 Book/Market                                              279,995       398,847          --            12,398           691,240
 Yield (1)                                                   5.74%         5.64%         --              5.19%             5.67%
After 1 but within 5 years
 Amortized Cost                                           225,112       468,442          --              --             693,554
 Book/Market                                              226,726       468,706          --              --             695,432
 Yield (1)                                                   5.97%         6.37%         --              --                6.24%
After 5 but within 10 years
 Amortized Cost                                              --          49,989          --              --              49,989
 Book/Market                                                 --          49,946          --              --              49,946
 Yield (1)                                                   --            6.67%         --              --                6.67%
After 10 years
 Amortized Cost                                              --          48,946       156,997          28,752           234,695
 Book/Market                                                 --          48,957       157,026          29,949           235,932
 Yield (1)                                                   --            6.54%         6.80%           5.29%             6.56%
===================================================================================================================================

Total Securities Available for Sale

 Amortized Cost                                          $504,990      $966,277      $156,997         $41,150        $1,669,414
 Book/Market                                              506,721       966,456       157,026          42,347         1,672,550
 Yield (1)                                                   5.84%         6.09%         6.80%           5.26%             6.06%

[FN]
(1)--Weighted-average yield to maturity at December 31, 1997.


===============================================================================


NOTE 3. LOANS AND RESERVE FOR LOAN LOSSES

The following schedule details the composition of the loan portfolio at year-end:


                                       1997             1996
-------------------------------------------------------------------------------

Commercial and Financial            $  529,894      $  443,557
Real Estate-
  Commercial/Construction              410,011         352,015
Residential Mortgage                 1,156,493       1,226,110
Home Equity                            317,669         281,867
Consumer                                78,932          78,617
Foreign                                389,632         251,782
-------------------------------------------------------------------------------

Loans                                2,882,631       2,633,948
Unamortized Premiums
  (Unearned Discounts/
  Net Deferred Fees)                     1,742           3,886
===============================================================================

Total Loans, Net                    $2,884,373      $2,637,834


  A summary of nonperforming and renegotiated loans, loans contractually past-due 90 days or more and potential problem loans at year-end follows:

                                            1997         1996
-------------------------------------------------------------------------------
Nonaccrual Loans                           $ 3,793      $9,876
Renegotiated Loans                             101         125
Past-Due Loans                               7,279       3,849
Potential Problem Loans                     10,000       1,636

An analysis of the changes in the reserve for loan losses follows:

                                                                                      1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                 $ 64,486          $ 56,546          $ 97,039

Provision for Loan Losses                                                           (12,000)             --             (55,000)

Loans Charged Off                                                                     3,244             3,676             8,390
Less: Recoveries on Charged-Off Loans                                                 3,716            10,251            22,928
-----------------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)                                                           (472)           (6,575)          (14,538)

Foreign Exchange Translation Adjustments                                               (577)            1,365               (31)
===================================================================================================================================

Balance, December 31                                                               $ 52,381          $ 64,486          $ 56,546



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

  In the fourth quarter of 1997, the Corporation recorded a $12.0 million reduction in the reserve for loan losses. The reserve for loan losses reduction was based on management's review of the adequacy of the reserve, risk characteristics within the loan portfolio, current asset quality, lending levels, economic development and other factors. As a result, the provision for loan losses amounted to a negative $12.0 million for 1997, compared to no provision in 1996.

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

  Impaired loans totaling $2.0 million at December 31, 1997, were comprised of $621 thousand in domestic real estate-commercial/construction loans and $1.4 million in foreign loans. The 1997 average investment in impaired loans for these portfolios were $1.2 million and $276 thousand, respectively, with no interest income recognized. At December 31, 1996, impaired loans were $2.9 million, comprised entirely of domestic real estate-commercial/construction loans. For 1996 the average investment in impaired loans was $5.2 million, of which $4.0 million and $1.2 million consisted of domestic real estate-commercial/construction loans and foreign loans, respectively. Interest income recognized in 1996 totaled $25 thousand, all of which was recognized on the foreign impaired loans. All impaired loans are collateral dependent and measured at the fair value of collateral.


===============================================================================


NOTE 4. TRANSACTIONS WITH RELATED PARTIES

The Corporation and its banking subsidiaries have had, and expect to have, transactions in the ordinary course of business with many of the Corporation's directors, executive officers, their associates and family members.

  During 1997, Allbritton Communications Company ("ACC"), a company indirectly owned by Mr. Allbritton (chairman of the board and chief executive officer of the Corporation), paid Riggs Bank N.A. $689 thousand to lease space in an office building owned by Riggs Bank N.A. under a lease that has been extended through 2001. ACC paid $484 thousand and $212 thousand in 1996 and 1995, respectively, to lease space from Riggs Bank N.A. In addition, during 1997 and 1996, the Corporation purchased equipment from Wang Federal, Inc. Ronald Cuneo (a member of the Corporation's board of directors in 1996 and part of 1997) was President of Wang Federal, Inc. at the time of purchase. Total expenditures equaled $1.3 million in 1997 and $1.0 million in 1996, and were capitalized by the Corporation.

  The table on the next page reflects information concerning loans by banking subsidiaries of the Corporation to directors and executive officers of the Corporation, their associates and family members, and directors of Riggs Bank N.A., their associates and family members. In addition to the amounts set forth in the table, the Corporation's banking subsidiaries had $10.1 million of letters of credit outstanding at December 31, 1997 to related parties. There were no loans included in the table below that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 1997.

  In the opinion of management, these credit transactions did not, at the time they were entered into, involve more than the normal risk of collectibility or present other unfavorable features.


LOANS WITH RELATED PARTIES
DECEMBER 31, 1997 AND 1996

                                                           DECEMBER 31,                          AMOUNTS            DECEMBER 31,
                                                               1996            ADDITIONS        COLLECTED              1997
-----------------------------------------------------------------------------------------------------------------------------------
Loans to Directors, Executive Officers
  and Family Members                                          $15,579          $  3,154         $  7,853              $10,880
Loans to Companies of which Directors
  were Principal Stockholders or Directors                     47,462           313,525          296,407               64,580
-----------------------------------------------------------------------------------------------------------------------------------

Total Loans                                                   $63,041          $316,679         $304,260              $75,460
Percent of Loans                                                 2.39%                                                   2.62%


===============================================================================


NOTE 5. OTHER REAL ESTATE OWNED

Other real estate owned at December 31, 1997, and 1996 is summarized as follows:

                                              DECEMBER 31,
                                          --------------------
                                           1997         1996
-------------------------------------------------------------------------------
Foreclosed Property - Domestic             $4,993      $29,833
Foreclosed Property - Foreign                  83          442
-------------------------------------------------------------------------------
Total Foreclosed Property                   5,076       30,275
Less: Reserve for Other Real
      Estate Owned                            --         2,154
===============================================================================
Total Other Real Estate Owned, Net         $5,076      $28,121

  An analysis of the changes in the reserves for other real estate owned follows:

                                    1997      1996      1995
-------------------------------------------------------------------------------
Balance, January 1                $2,154     $2,349     $2,270

Additions:
  Provision for Other
   Real Estate Owned Losses        1,437        906      2,868
  Other                              --         --         237
-------------------------------------------------------------------------------
Total Additions                    1,437        906      3,105

Deductions:
Loss on Sales/Selling Expenses     1,111        199      1,017
Writedowns                         2,478        906      2,012
-------------------------------------------------------------------------------
Total Deductions                   3,589      1,105      3,029

Foreign Exchange Translation
  Adjustments                         (2)         4          3
===============================================================================
Balance, December 31              $  --      $2,154     $2,349

  Total net operating income, including net gains from sales, from other real estate owned totaled $1.4 million for the year ended December 31, 1997, compared with net expenses of $431 thousand and $178 thousand for 1996 and 1995, respectively.

  Other real estate owned income and expense consisted of the following:

                                    1997      1996      1995
-------------------------------------------------------------------------------
Other Real Estate Owned
  Operating Revenues             $   555    $   564    $   626
Net Gain on Sale of Properties     2,694        920      3,990
-------------------------------------------------------------------------------

Net Revenues                       3,249      1,484      4,616

Provision for Other Real Estate
  Owned Losses                     1,437        906      2,868
Selling and Other Real Estate
  Owned Operating Expenses           420      1,009      1,926
-------------------------------------------------------------------------------

Net Expenses                       1,857      1,915      4,794
===============================================================================

Total Other Real Estate Owned
  (Income) Expense, Net          $(1,392)   $   431    $   178

NOTE 6. PREMISES AND EQUIPMENT

Investments in premises and equipment at year-end were as follows:

                                       1997             1996
-------------------------------------------------------------------------------

Premises and Land                   $ 170,369       $ 166,390
Furniture and Equipment                73,440          68,465
Leasehold Improvements                 43,350          42,615
Accumulated Depreciation
  and Amortization                   (121,782)       (111,396)
===============================================================================

Total Premises and
  Equipment, Net                    $ 165,377       $ 166,074


  Depreciation and amortization expense amounted to $11.7 million in 1997, $11.2 million in 1996 and $11.7 million in 1995.

  The Corporation is committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2018 in varying amounts. The total minimum lease payments under these commitments at December 31, 1997, are as follows:

                                             OPERATING
                                               LEASES
-------------------------------------------------------------------------------
1998                                          $ 7,358
1999                                            5,368
2000                                            3,734
2001                                            3,057
2002                                            2,195
2003 and after                                 15,656
===============================================================================

Total Minimum Lease Payments                  $37,368


  Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 2002. Minimum sublease rental income for 1998 is expected to be approximately $100 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income for leased properties, consisted of the following:

                                  1997       1996       1995
-------------------------------------------------------------------------------

Rental Expense                   $9,037    $10,926    $16,365
Rental Income                      (102)       (15)      (715)
===============================================================================

Net Rental Expense               $8,935    $10,911    $15,650

  In the normal course of business, the Corporation also leases space in buildings it owns. This rental income amounted to $2.0 million in 1997, $1.9 million in 1996 and $3.0 million in 1995. Minimum lease commitments from buildings owned for 1998 total approximately $2.1 million, compared with $1.4 million in 1997.


===============================================================================


NOTE 7. TIME DEPOSITS, $100 THOUSAND
        OR MORE

The following table reflects the year-end balances and maturities for the Corporation's time deposits in domestic offices of $100 thousand or more:

                                        1997            1996
-------------------------------------------------------------------------------
Certificates of Deposit Due Within:
  Three Months                        $360,371        $231,771
  Three to Six Months                   37,506          36,895
  Six to Twelve Months                  29,055          37,343
  Over Twelve Months                    13,016          13,065
===============================================================================

Total                                 $439,948        $319,074


     Average time deposits of $100 thousand or more in domestic offices were $346.3 million in 1997, compared with $296.4 million in 1996.

  Interest expense related to time deposits of $100 thousand or more in domestic offices amounted to $9.0 million in 1997, $8.8 million in 1996 and $7.6 million in 1995.

  The average rate paid on time deposits of $100 thousand or more for 1997 was 2.59% compared with the average rate of 2.98% paid during 1996.

  A majority of time deposits in foreign offices were in denominations of $100 thousand or more.

NOTE 8. BORROWINGS

SHORT-TERM BORROWINGS

Short-term borrowings outstanding at year-end and other related information follow:

                                                     FEDERAL FUNDS PURCHASED                    U.S. TREASURY DEMAND NOTES
                                                    AND REPURCHASE AGREEMENTS                 AND OTHER SHORT-TERM BORROWINGS
                                              -------------------------------------        --------------------------------------
                                                1997          1996          1995            1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31                           $327,579      $237,166      $186,009         $24,929      $ 18,068      $ 15,466

Average Amount Outstanding (1)                  266,828       212,206       174,923          17,563        28,747        73,694
Weighted-Average Rate Paid (1)                     5.09%         4.73%         5.98%           5.10%         4.41%         5.70%
Maximum Amount Outstanding at any
  Month-End                                     346,086       347,017       311,086          26,522       125,145       335,750

[FN]
(1)--Average amounts are based on daily balances. Average rates are computed on actual interest expense divided by average amounts outstanding.



  Federal funds purchased consisted of borrowings from other financial institutions that have maturities ranging from 1 to 180 days. Repurchase agreements are transactions with customers and brokers secured by either securities or resale agreements, which mature generally within 30 days. At December 31, 1997, the Corporation had two repurchase agreements with customers that individually exceeded 10% of total stockholders' equity. These repurchase agreements were for $85.7 million and $53.9 million. U.S. Treasury demand notes consisted of treasury tax and loan funds transferred to interest bearing demand notes with no fixed maturity, subject to call by the Federal Reserve. Other short-term borrowings were primarily borrowings from other financial institutions. At December 31, 1997, unused lines of credit totaled approximately $575 million. A portion of these lines of credit is secured by residential mortgage loans totaling $315.5 million.

        -------------------------------------------------------------

LONG-TERM DEBT

Long-term debt outstanding at year-end and other related information follow:

                                                                                                       BALANCE OUTSTANDING
                                                                                                           DECEMBER 31,
                                                                               INTEREST RATE        ---------------------------
                                                                             DECEMBER 31, 1997         1997            1996
-------------------------------------------------------------------------------------------------------------------------------
Parent Corporation:
 Fixed-Rate Subordinated Debentures due 2009                                       9.65%             $ 66,525         $ 66,525
 Fixed-Rate Subordinated Notes due 2006                                            8.50%              125,000          125,000
===============================================================================================================================

Total Long-Term Debt                                                                                 $191,525         $191,525


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

FIXED-RATE SUBORDINATED NOTES DUE 2006

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes due 2006. The notes were priced at par and are not callable for five years. In March 1994, the Corporation used the net proceeds from the offering, $120.7 million, to redeem $69.2 million of the Subordinated Capital Notes due in 1996, as well as $51.5 million to redeem the remaining balance outstanding (at that time) of floating-rate Subordinated Notes Due in 1996.

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

  Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at December 31, 1997 and 1996, are as follows:

                                         1997            1996
------------------------------------------------------------------------------
Commitments to Extend Credit:
  Commercial                            $526,061      $453,481

  Real Estate:
    Commercial/Construction               59,113        50,214
    Mortgage                               6,719         4,219
    Home Equity                          192,230       179,721
------------------------------------------------------------------------------

  Total Real Estate                      258,062       234,154

  Consumer                                89,671        87,102
==============================================================================

Total Commitments to
  Extend Credit                         $873,794      $774,737

Letters of Credit:
  Commercial                            $ 72,731      $ 87,206
  Standby - Performance                   10,208         7,639
  Standby - Financial                     49,831        34,098
==============================================================================

Total Letters of Credit                 $132,770      $128,943

Derivative Instruments:
 Foreign Currency Contracts -
   Commitments to Purchase              $111,215      $104,259
   Commitments to Sell                   190,324       202,844

 Interest-Rate Swap Agreements -
   Notional Principal Amount:
   Interest-Rate Swaps                   351,489       324,469
   Interest-Rate Option
     Contracts - Corridors                  --         100,000
               - Caps                        642           668

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

COMMITMENTS TO EXTEND CREDIT

The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit are contingent upon customers meeting and satisfying other conditions at the time of loan funding. The contractual amount of commitments to extend credit for which the Corporation has received a commitment fee, or which were otherwise legally binding, was $873.8 million at December 31, 1997, with 50.7% of these commitments scheduled to expire within 1 year. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

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

  Geographically, the Corporation's loans are concentrated in the Baltimore-Washington, D.C.-Richmond corridor and the United Kingdom. Loans in the domestic portfolio are predominantly to borrowers located in the Washington, D.C., metropolitan area. Loans originated by the Corporation's United Kingdom subsidiary represent 77.5% of foreign loans and are predominantly to borrowers located in the United Kingdom.

  At December 31, 1997, approximately $555.5 million, or 19.3%, of the Corporation's loan portfolio consisted of loans secured by real estate (excluding single-family residential loans), of which approximately 74% and 26% were secured by properties located in the Washington, D.C., area and in the United Kingdom, respectively. In addition, the Corporation had $5.1 million in other real estate owned at December 31, 1997.

  Approximately 51% of the Corporation's loan portfolio is secured by the primary residence of the borrower. At December 31, 1997, residential mortgage loans were $1.16 billion and home equity loans were $317.7 million.

LETTERS OF CREDIT

There are two major types of letters of credit: commercial and standby letters of credit. Commercial letters of credit are normally short-term instruments used to finance a commercial contract for the shipment of goods from seller to buyer. Commercial letters of credit are contingent upon the satisfaction of specified conditions; therefore, they represent a current exposure if the customer defaults on the underlying transaction. Commercial letters of credit issued by the Corporation totaled $72.7 million at December 31, 1997.

  Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or nonfinancial obligation. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. At December 31, 1997, financial standby letters of credit and performance standby letters of credit totaled $49.8 million and $10.2 million, respectively.

FOREIGN CURRENCY CONTRACTS

Capital markets products include commitments to purchase and sell foreign exchange, forward and spot contracts. The Corporation utilizes these products to manage its exposure to movements in interest and currency rates, and to generate revenue by assisting customers in managing their own exposure to such rate movements. These products normally include the exchange of foreign currency receivables and payables based on an agreed-upon rate of exchange. The types of risk associated with these products are as follows: credit or performance risk, currency-rate risk, and interest-rate risk. Performance risk relates to the ability of a counterparty to meet its obligations under the contract. Performance risk is limited to the cost of replacing the contract at current rates, and does not include the notional principal balance or other index/instrument used to determine payment streams.

  Currency-rate risk and interest-rate risk arise from changes in the market value of positions stemming from movements in currency and interest rates. The Corporation limits its exposure to market value changes by entering into offsetting or matching positions. The Corporation establishes and monitors limits of exposure on unmatched positions.

  Commitments to purchase and sell foreign currency contracts facilitate the management of currency-rate risk by ensuring that at some future date a customer will have a specific currency at a specified rate. The Corporation enters into these contracts to serve its customers and to hedge its own risk positions associated with its asset and liability management. In addition to entering into offsetting or matching positions to offset foreign currency-rate risk, the Corporation has established limits on the aggregate amount of open positions, forward trading gaps and total volume of contracts outstanding, as well as counterparty and country limits. At December 31, 1997, commitments to purchase and sell foreign exchange were $111.2 million and $190.3 million, respectively. At year-end 1997, the Corporation had approximately $78 million in commitments to sell foreign exchange contracts, for the purpose of hedging the Corporation's Sterling equity investment (Riggs Bank Europe Limited) and French Franc equity investment (Riggs National Bank (Europe) S.A.). The remaining foreign exchange contracts are for customers.

INTEREST-RATE AGREEMENTS AND CONTRACTS

The Corporation's management believes that financial derivatives, such as interest-rate agreements, can be an important element of prudent balance sheet and interest-rate risk management. Interest-rate agreements, such as interest-rate swap agreements, involve two parties that have agreed to exchange periodic payments calculated with reference to fixed or variable interest rates applied to an agreed-upon notional principal amount. Notional amounts are used to determine the amount of payments exchanged and do not represent an obligation to exchange principal balances. Interest-rate swaps are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities, and reduce the Corporation's interest-rate risk. The Corporation is exposed to certain levels of credit and market risk when entering interest-rate agreements. Credit risk is measured as the cost of replacing, at market rates, the defaulted agreement.

  The Corporation minimizes credit risk by adhering to similar underwriting standards as those used in other credit transactions, as well as by obtaining collateral, if deemed appropriate under the specific circumstances. In addition, all the Corporation's interest-rate swap agreements have been transacted with either major investment or commercial banks. Market risk arises from changes in the market values (replacement cost of agreements at current prices) of agreements outstanding, the result of changes in interest rates or security values underlying the interest-rate agreements. Market risk is minimized primarily since the Corporation uses interest-rate swaps to hedge certain assets and liabilities. During 1997 the Corporation entered into callable interest-rate swap agreements which provide for a higher net yield to the Corporation. These agreements are callable at the option of the counterparty to the agreement. Interest-rate agreements called during 1997 had no material impact to the Consolidated Statements of Income or Condition of the Corporation.

  Interest-rate option contracts obligate a contract "seller" to make payments to a contract "purchaser" in the event that a designated interest-rate index exceeds a contractual "ceiling" level or falls below a contractual "floor" level, or both, as in a "corridor" transaction. The Corporation has entered into such contracts to obtain a specific hedge of certain assets/liabilities or to offset previously entered derivative positions. The credit and market risk for interest-rate option contracts is similar to that for interest-rate swap agreements as described above.

  Other than swaps entered into for customers, the Corporation's involvement with off-balance-sheet financial derivative instruments has been for hedging purposes. Such transactions have no effect on the level of total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded when realized or accrued as adjustments to interest income or interest expense related to the hedged asset or liability. Related fees are deferred and amortized over the lives of the agreements as an adjustment to interest income or interest expense related to the hedged assets or liabilities. Gains or losses resulting from early termination of interest-rate agreements are deferred and amortized over the remaining terms of the agreements.

  At December 31, 1997, the Corporation's financial derivative instruments included a $200 million (notional principal balance) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates. The swap agreement entails the receipt of a fixed-rate of 5.38% while paying a floating rate equal to the three-month London Interbank Offered Rate (the "LIBOR"), reset quarterly. The rate earned on the actual money market assets is intended to offset the floating-rate payment and the Corporation is left with the fixed-rate of 5.38%. All payments are netted on a quarterly basis. The total aggregate net interest expense from this swap transaction is included in interest income relating to the money market assets.

  In March 1995, the Corporation entered into a $25 million (notional principal balance) interest-rate swap agreement to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio that entailed the receipt of a floating rate and payments of a fixed rate. This swap agreement matured in March of 1997 (see the "Interest-Rate Swap Agreements" table on the following page). Also, in April 1995, the Corporation entered into an additional $25 million (notional principal balance) interest-rate swap agreement to alter the interest sensitivity of a portion of the Corporation's real estate mortgage loan portfolio. The April 1995 swap agreement entailed the receipt of a floating rate and payment of a fixed rate. This swap agreement matured in April 1997 (see the "Interest-Rate Swap Agreements" table on the following page). In January 1996, the Corporation entered into two additional $25 million (notional principal balance) interest-rate swap agreements hedging a portion of the real estate mortgage loan portfolio. Both swap agreements entail the payment of fixed rates of 5.21% and 5.36%, respectively, and the receipt of floating rates, equal to the three-month LIBOR, reset quarterly, and mature in January of 1998 and 1999. Payments for these swap agreements (which hedge the real estate mortgage loan portfolio) are netted on a quarterly basis. The total aggregate net interest income/expense from these swap agreements is included in interest income relating to the real estate mortgage loan portfolio.

  During the first quarter of 1997, the Corporation entered into two $25 million (notional principal balance) callable interest-rate swap agreements to alter the interest sensitivity of a portion of the Corporation's floating rate home equity loan portfolio, which were terminated in the third quarter (see the "Interest-Rate Swap Agreements" table, on the following page), with no material impact to the Consolidated Statements of Income. In the third quarter of 1997, the Corporation entered into four additional callable interest-rate swap agreements, at a notional principal balance of $25 million each, to alter the sensitivity of a portion of the Corporation's floating rate home equity loan portfolio, three of which were terminated in the fourth quarter (see the "Interest-Rate Swap Agreements" table, on the following page), with no material impact to the Consolidated Statements of Income. The remaining swap agreement, maturing July 1999, entails the receipt of a fixed rate of 6.36%, and payment of a floating rate equal to the three-month LIBOR, reset quarterly. In November 1997, the Corporation entered into an additional $25 million (notional principal balance) callable interest-rate swap agreement to alter the sensitivity of the Corporation's floating rate home equity loan portfolio. This swap entails the receipt of a fixed rate of 6.36% and payment of a floating rate equal to the three-month LIBOR, reset quarterly, and matures in November 1999. Payments for these swap agreements are netted on a quarterly basis, with the aggregate net interest income/expense from these swap agreements being included in interest income as an adjustment to interest income recognized for the home equity loan portfolio.


INTEREST-RATE SWAP AGREEMENTS
DECEMBER 31, 1997

                                                                                                                       1997
                                                                 WEIGHTED-         ACCRUED    ACCRUED   UNAMORTIZED     NET
                                    NOTIONAL   UNREALIZED       AVERAGE RATE      INTEREST   INTEREST     FEES &     INTEREST
                                     AMOUNT   GAIN (LOSS)(1) RECEIVE       PAY   RECEIVABLE   PAYABLE    PREMIUMS   INC./(EXP.)
--------------------------------------------------------------------------------------------------------------------------------

Receive fixed/pay variable,
 Maturing July 1998                 $200,000     $(554)       5.38%       5.81%    $1,913      $2,131      $--          $(827)
Receive fixed/pay variable,
 Maturing July 1999                   25,000       --         6.36        5.76        340         308       --             72
Receive fixed/pay variable,
 Maturing November 1999               25,000       233        6.36        5.88        190         175       --             14
Receive variable/pay fixed,
 Maturing January 1998                25,000        43        5.81        5.21        266         235       --            146
Receive variable/pay fixed,
 Maturing January 1999                25,000       162        5.81        5.36        266         242       --            109
For Customers                         52,131      (532)        --          --       1,039       1,039       --           (129)
Receive variable/pay fixed,
 Matured March 1997                     --         --          --          --         --          --        --            (80)
Receive variable/pay fixed,
 Matured April 1997                     --         --          --          --         --          --        --            (88)
Receive fixed/pay variable,
 Terminated July 1997                   --         --          --          --         --          --        --             79
Receive fixed/pay variable,
 Terminated August 1997                 --         --          --          --         --          --        --             93
Receive fixed/pay variable,
 Terminated October 1997                --         --          --          --         --          --        --             40
Receive fixed/pay variable,
 Terminated October 1997                --         --          --          --         --          --        --             37
Receive fixed/pay variable,
 Terminated December 1997               --         --          --          --         --          --        --             42
Corridor,
 Matured April 1997                     --         --          --          --         --          --        --           (129)
================================================================================================================================

Total Interest-Rate Swap
 Agreements                         $352,131     $(648)                            $4,014      $4,130      $--          $(621)

[FN]
(1)--Unrealized gain (loss) obtained from third-party market quotes for replacement of derivative positions.


  In April 1994, the Corporation purchased two $100 million (notional principal balance) corridors, maturing in April 1996 and April 1997, to reduce its interest-rate risk exposure relating to the $200 million swap agreement to hedge money market assets. A premium was paid for these agreements, with the cost amortized over the respective lives. The total aggregate net interest income/expense for these corridor agreements are included in interest income relating to money market assets. In December 1995, the Corporation terminated one of the $100 million corridor agreements, which would have matured in April 1996. The remaining $100 million corridor matured in April 1997. See the "Interest-Rate Swap Agreements" table above.

  The Corporation's interest-rate swaps and option contracts activity for the year ended December 31, 1997, is as follows:

                                                    BALANCE                                                           BALANCE
                                                  DECEMBER 31,                                                      DECEMBER 31,
                                                      1996           ADDITIONS      MATURITIES   TERMINATIONS           1997
----------------------------------------------------------------------------------------------------------------------------------

Interest-Rate Swaps:
  Receive fixed/pay variable                       $200,000          $175,000        $   --         $125,000          $250,000
  Receive variable/pay fixed                        100,000              --            50,000           --              50,000
  For Customers                                      25,137            26,994            --             --              52,131
Interest-Rate Option Contracts                      100,000              --           100,000           --                --
==================================================================================================================================

Total                                              $425,137          $201,994        $150,000       $125,000          $352,131

OTHER COMMITMENTS

During the first quarter of 1991, the Corporation entered into a ten-year outsourcing agreement with IBM Global Services (formerly Integrated Systems Solutions Corp.) for the management of operations directly associated with computer and telecommunications functions of the Corporation. Payments for the remaining three years of the contract are approximately $50.3 million. Total expense under this contract for 1997 was $17.7 million, compared with $15.1 million in 1996 and $14.4 million in 1995.

LITIGATION

In the normal course of business, the Corporation is involved in various types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, litigation that is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation, as a whole.


===============================================================================


NOTE 10. RESERVE BALANCES, FUNDS
         RESTRICTIONS, AND
         CAPITAL REQUIREMENTS

RESERVE BALANCES

On March 28, 1996, Riggs Bank N.A. was formed when the Corporation merged its three national banking subsidiaries: The Riggs National Bank of Washington, D.C., The Riggs National Bank of Virginia and The Riggs National Bank of Maryland. Riggs Bank N.A. must maintain reserves against deposits and Eurocurrency liabilities in accordance with Regulation D of the Federal Reserve Act (the "Act"). The total average reserve balances amounted to $23.8 million in 1997 and $47.2 million in 1996.

FUNDS RESTRICTIONS

The Act imposes restrictions upon the amount of loans or advances that banks, such as Riggs Bank N.A., may extend to the Corporation and its non-bank subsidiaries ("affiliates"). Loans by any bank to any one affiliate are limited to 10% of the bank's capital stock and surplus. Further, aggregate loans by any one bank to all of its affiliates may not exceed 20% of its capital stock and surplus. In addition, the Act requires that borrowings by affiliates be secured by designated amounts of collateral.

  The National Bank Act limits dividends payable by national banks without approval of the OCC to net profits (as defined) retained in the current and preceding two calendar years. The payment of dividends by the Corporation's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital. In addition, the OCC is authorized to determine, under certain circumstances relating to the financial condition of a national bank, whether the payment of dividends would be an unsafe or unsound banking practice and to prohibit payment thereof.

     Riggs Bank N.A. had combined net income of $136.7 million for 1997 and 1996. The combined net income has resulted in Riggs Bank N.A. having a net earnings position for consideration of dividend payments to the Corporation. On January 15, 1997, Riggs Bank N.A. made a dividend payment of $112.0 million to the Corporation. However, Riggs Bank N.A. made no dividend payment to the Corporation in 1996. Before the merger on March 28, 1996, The Riggs National Bank of Virginia made dividend payments totaling $481 thousand and $1.7 million, respectively, during 1996 and 1995. The former Riggs National Bank of Washington, D.C. and The Riggs National Bank of Maryland made no dividend payments to the Corporation in 1996 or 1995.

CAPITAL REQUIREMENTS

Under the Federal Reserve Board's risk-based capital guidelines, bank holding companies are required to meet a minimum ratio of qualifying total (combined Tier I and Tier II) capital to risk-weighted assets of 8.00%, at least half of which must be composed of core (Tier I) capital elements. The Corporation's total and core capital ratios were 31.52% and 18.45%, respectively, at December 31, 1997, as compared with 28.47% and 20.04% at December 31, 1996.

 The Federal Reserve Board has established an additional capital adequacy guideline referred to as the leverage ratio, in keeping with the Prompt Corrective Action regulations promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which measures Tier I capital to quarterly average assets. The most highly rated bank holding companies are required to maintain minimum leverage ratios of 3.00%. Those that are not in the most highly rated category, including the Corporation, are expected to maintain minimum ratios of at least 4.00%, or higher, if determined appropriate by the Federal Reserve Board through its assessment of the Corporation's asset quality, earnings performance, interest-rate risk and liquidity. The Federal Reserve Board has not advised the Corporation of a specific leverage ratio requirement above the 4.00% minimum. The Corporation's leverage ratio was 11.15% at December 31, 1997.

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

  The following table reflects the actual and required minimum ratios for the Corporation and its national banking subsidiary:

CAPITAL RATIOS

                                                                                     DECEMBER 31,
                                                                               -----------------------         REQUIRED
                                                                                1997              1996         MINIMUMS
--------------------------------------------------------------------------------------------------------------------------------

Riggs National Corporation
  Tier I (1)                                                                    18.45%           20.04%          4.00%
  Combined Tier I and Tier II (1)                                               31.52            28.47           8.00
  Leverage (2)                                                                  11.15            11.84           4.00

Riggs Bank N.A.
  Tier I (1)                                                                    14.35            18.66           4.00
  Combined Tier I and Tier II (1)                                               15.60            19.92           8.00
  Leverage (2)                                                                   8.64            10.96           4.00

[FN]
(1)--Per regulatory guidelines, unrealized gains and losses for securities available for sale recorded in equity are excluded from the computation of these ratios. At December 31, 1997 and 1996, the Corporation had a net unrealized gain of $2.0 million and a net unrealized loss of $729 thousand, respectively.
(2)--Most bank holding companies and national banks, including the Corporation and the Corporation's national bank subsidiary, are expected to maintain at least a 4.00% minimum leverage ratio, or higher if determined appropriate by the Corporation's primary regulators. The Corporation's regulators have not indicated a requirement higher than 4.00% at December 31, 1997.

NOTE 11. COMMON AND PREFERRED STOCK

COMMON STOCK

The Corporation is authorized to issue 50 million shares of Common Stock, par value $2.50 (the "Common Stock"). At December 31, 1997, the Corporation had 30,560,988 shares issued and outstanding.

PREFERRED STOCK

The Corporation is authorized to issue 25 million shares of Preferred Stock, the conditions of which will be set at the time of issuance. As of December 31, 1997, 4 million shares of Preferred Stock were issued and outstanding.

  On October 21, 1993, the Corporation issued 4 million shares of 10.75% Noncumulative Perpetual Preferred Stock, Series B ("Series B Preferred"), in transactions exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred shares have a liquidation preference of $25 per share, no preemptive rights, limited public market and are non-voting (subject to certain limited exceptions). The Series B Preferred shares are not redeemable prior to October 1, 1998, at which time, at the Corporation's option, the Corporation may redeem in whole or in part the Series B Preferred at prices ranging from $27.25 in October 1998 to $25.00 in October 2008 and thereafter, plus accrued but unpaid dividends.

  There is no mandatory redemption or sinking fund obligation associated with the Series B Preferred. Dividends are payable on February 1, May 1, August 1 and November 1 of each year and are noncumulative. The proceeds from the Series B Preferred issuance, net of expenses, were $95.3 million.

MINORITY INTEREST IN PREFERRED STOCK OF SUBSIDIARIES

On December 13, 1996, Riggs Capital, a wholly owned subsidiary of the Corporation, issued 150 thousand shares of its 8.625% Trust Preferred Securities, Series A. The Trust Preferred Securities, Series A, have a liquidation preference of $1,000 per share and are not redeemable until December 31, 2006, with a final maturity on December 31, 2026. Dividends are payable semi-annually on June 30 and December 31 of each year and are cumulative and deferrable for a period not to exceed five years. Riggs Capital invested all of the proceeds of the sale of the Trust Preferred Securities, Series A in Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Corporation on December 13, 1996. The Trust Preferred Securities, Series A also qualify as Tier I Capital, with certain limitations, and are accounted for as minority interest (see Note 1, "Summary of Significant Accounting Policies").

  Riggs Capital II, a new Delaware business trust formed in March 1997, for the purpose of issuing preferred securities, is a wholly owned subsidiary of the Corporation. On March 12, 1997, Riggs Capital II issued 200 thousand shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share. Dividends are payable semi-annually on June 30 and December 31 of each year. The Trust Preferred Securities, Series C, cannot be redeemed until March 15, 2007, and have a maturity of March 15, 2027. Riggs Capital II invested all of the proceeds from its common and preferred stock sales in Junior Subordinated Deferrable Interest Debentures, Series C, issued by the Corporation on March 12, 1997, at a rate of 8.875%, with comparable interest payment dates and maturity to the Trust Preferred Securities, Series C. Interest is cumulative and deferrable on the Junior Subordinated Deferrable Interest Debentures for a period not to exceed five years and thus is also cumulative and deferrable for the same periods for the Trust Preferred Securities, Series C. The Trust Preferred Securities, Series C, qualify as Tier I Capital for regulatory purposes with certain limitations. The Trust Preferred Securities, Series C are accounted for as a minority interest, with the dividends paid reflected as deductions from net income.

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

SECURITIES

Fair values are based on quoted market prices or dealer quotes. Quoted market prices were not available for $24.8 million of securities at year-end 1997 and $24.3 million at year-end 1996. These securities were comprised of Federal Reserve and Federal Home Loan Bank-Atlanta stock and management believes that these assets' carrying values approximate their fair value.

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

DEPOSIT LIABILITIES

The fair values of demand deposit, savings and NOW accounts, and money market deposit accounts are the amounts payable on demand at the reporting date. The fair values of investment and negotiable certificates of deposit, and foreign time deposits with a repricing or maturity date extending beyond 90 days, are estimated using discounted cash flows at the rates currently offered for deposits of similar remaining maturities.

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

  The fair values of financial derivatives are equal to their replacement values. The replacement value is defined as the amount the Corporation would receive or pay to terminate the agreement at the reporting date, taking into account the current market rate of interest and the current creditworthiness of the derivative counterparties.

FOREIGN EXCHANGE CONTRACTS

The fair values of foreign exchange contracts represent the net asset or liability already recorded by the Corporation, since these contracts are revalued on a daily basis.

  Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, the Corporation's ability to actually realize these derived values cannot be assured. Management is concerned that reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates that must be made, given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values. In addition, the estimated fair values exclude nonfinancial assets, such as premises and equipment, and certain intangibles, such as core-deposit premiums and customer relationships. Thus, the aggregate fair values presented do not represent the underlying market value or entity value of the Corporation.

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                   DECEMBER 31, 1997                     DECEMBER 31, 1996
                                                               --------------------------           ---------------------------
                                                                CARRYING           FAIR              CARRYING           FAIR
                                                                 AMOUNT            VALUE              AMOUNT            VALUE
-------------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
Cash and Due from Banks                                        $  186,091      $  186,091           $  211,144       $  211,144
Money Market Assets                                               790,813         790,813              821,126          821,126
Securities Available for Sale                                   1,672,550       1,672,550            1,162,503        1,162,503
Total Net Loans                                                 2,831,992       2,887,201            2,573,348        2,630,275

FINANCIAL LIABILITIES:
Deposits                                                        4,297,918       4,298,831            4,050,683        4,052,140
Short-Term Borrowings                                             352,508         352,508              255,234          255,234
Long-Term Debt                                                    191,525         209,062              191,525          205,839

OFF-BALANCE SHEET COMMITMENTS-
 ASSET (LIABILITY):
Foreign Exchange Contracts                                            217             217               (3,678)          (3,678)
Interest-Rate Agreements:
 Interest-Rate Swaps                                                 (116)           (764)                (229)          (1,744)
 Interest-Rate Option Contracts                                       --              --                   129              124


===============================================================================


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

  Income, before income taxes and minority interest, relating to the operations of domestic offices and foreign offices was as follows:

                               1997        1996         1995
-------------------------------------------------------------------------------
Domestic Offices             $89,289     $66,629      $75,551
Foreign Offices                3,896       5,908       12,597
===============================================================================

Total                        $93,185     $72,537      $88,148

  The current and deferred portions of the income tax provision were as follows:

                              1997         1996         1995
-------------------------------------------------------------------------------

Current Provision
 (Benefit):
  Federal                    $17,921    $ 17,527      $ 8,749
  State                        1,868        (225)         276
  Foreign                        (79)        (56)        (132)
-------------------------------------------------------------------------------
Total Current
 Provision (Benefit)          19,710      17,246        8,893

Deferred Provision
 (Benefit):
  Federal                      6,801      (8,863)      (8,547)
  State                       (1,821)     (2,209)         --
  Foreign                        --           --          --
-------------------------------------------------------------------------------
Total Deferred
 Provision (Benefit)           4,980     (11,072)      (8,547)
===============================================================================
Provision for Income
 Tax Expense                 $24,690    $  6,174      $   346

  At December 31, 1997, and 1996, the Corporation maintained a valuation allowance of approximately $6.9 million and $16.2 million, respectively, to reduce the net deferred tax asset to $22.5 million and $26.5 million, respectively. The net change in the valuation allowance for deferred tax assets during 1997 was a decrease of $9.3 million. Substantially all of the decrease related to the reversal of foreign and state valuation allowances.


RECONCILIATION OF STATUTORY TAX RATES TO EFFECTIVE
TAX RATES:

                             1997         1996         1995
-------------------------------------------------------------------------------

Income Tax Computed at
Federal Statutory Rate of
35% for 1997, 1996
and 1995                    $32,615     $ 25,388     $ 30,852

Add (Deduct):
State Tax, Net of
  Federal Tax Benefit         2,766          256          179
Tax-Exempt Loan
  Interest                     (975)        (638)      (1,488)
Amortization of Fair Value
  Adjustments                   (63)          37           65
ESOP Loans                     --           (495)        (625)
Amortization of
  Core Deposits                 231          231          231
Tax Benefit on
  Foreign Exchange
  Translation Adjustments
  not Recognized               --           --           (141)
Tax Benefit of
  Unremitted Earnings of
  Foreign Operations         (1,737)      (2,095)        (911)
Reversal of Valuation
  Allowance                  (9,316)     (17,524)     (31,134)
Other, Net                    1,169        1,014        3,318
-------------------------------------------------------------------------------
Provision for Income
  Tax Expense               $24,690     $  6,174     $    346
===============================================================================
Effective Tax Rate             26.5 %        8.5 %        0.4 %


  The net deferred tax asset is included in other assets in the Consolidated Statements of Condition. Management believes that it is more likely than not that the net deferred tax asset will be realized. The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 1997, and 1996 are detailed in the table below:


SOURCES OF TEMPORARY DIFFERENCES RESULTING IN DEFERRED
TAX LIABILITIES (ASSETS):

                                         1997            1996
-------------------------------------------------------------------------------
Excess Tax Over Book
  Depreciation                         $    482       $    665
Pension Plan and Post-Retirement          3,610          2,529
Discount Accretion, Net
  of Securities Gains                     1,193            903
Other, Net                                3,712          1,918
-------------------------------------------------------------------------------
Total Deferred Tax Liabilities            8,997          6,015

Accrual to Cash Basis
  Conversion                               (165)          (715)
Allowance for Loan Losses               (21,968)       (27,945)
Other Real Estate Owned                  (2,228)        (3,221)
Other Tax Credit Carryforward            (1,660)        (2,106)
Net Operating Loss Carryforward          (5,783)        (7,819)
Capitalized Costs                        (3,535)        (2,546)
Other, Net                               (3,062)        (4,331)
-------------------------------------------------------------------------------
Total Deferred Tax Assets               (38,401)       (48,683)

Valuation Allowance                       6,860         16,176
===============================================================================
Net Deferred Tax Asset                 $(22,544)      $(26,492)

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

RIGGS BANK EUROPE LIMITED

The Riggs Bank Europe Limited's pension plan provides monthly pension payments upon normal retirement, at age 60 or upon later retirement, to substantially all employees. The plan has a final-pay benefit formula that takes into account years of service.

  Riggs Bank Europe Limited's annual pension costs are determined based on the Projected Unit Credit Cost Method, with specific amortization schedules for the various categories of plan liabilities. Actuarial assumptions are selected based on guidelines established by the Financial Accounting Standards Board.

RECONCILIATION OF FUNDED STATUS AND PREPAID PENSION COST

                                              RIGGS NATIONAL CORPORATION                       RIGGS BANK EUROPE LIMITED
                                       --------------------------------------           ----------------------------------------
                                         1997           1996          1995               1997           1996            1995
--------------------------------------------------------------------------------------------------------------------------------

Plan assets at fair value--
 primarily unit funds                   $88,278       $80,143        $75,165             $17,771       $16,311         $13,976

Actuarial present value of
 accumulated benefit obligation:
 Vested benefits                         70,933        68,903         73,420              12,502        11,823          10,075
 Nonvested benefits                       1,161         1,115          1,506                --            --              --
--------------------------------------------------------------------------------------------------------------------------------
Total accumulated
  benefit obligation                     72,094        70,018         74,926              12,502        11,823          10,075
Actuarial present value of
 future benefits                          4,073         2,378          1,047                 604           467             445
--------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of
 projected benefit obligation            76,167        72,396         75,973              13,106        12,290          10,520
--------------------------------------------------------------------------------------------------------------------------------
Plan assets in excess (deficit) of
 projected benefit obligation           $12,111       $ 7,747        $  (808)            $ 4,665       $ 4,021         $ 3,456

Unrecognized net loss (gain)              3,437         6,961         13,481              (5,581)       (4,704)         (3,966)
Unrecognized balance of initial
 net asset                                 --            (727)        (1,458)               (762)       (1,028)         (1,142)
Unrecognized prior service cost            (830)         (942)        (1,054)               --            --              --
================================================================================================================================

Prepaid (accrued) pension cost          $14,718       $13,039        $10,161             $(1,678)      $(1,711)        $(1,652)

NET PERIODIC PENSION COST

                                              RIGGS NATIONAL CORPORATION                      RIGGS BANK EUROPE LIMITED
                                      --------------------------------------            ----------------------------------------
                                         1997           1996          1995               1997           1996            1995
--------------------------------------------------------------------------------------------------------------------------------

Service cost - benefits earned
 during the period                    $  1,017        $ 1,130       $  1,299            $   562        $   473         $   517
Interest cost on projected
 benefit obligation                      5,131          5,311          5,727                932            827             778
Actual return on plan assets           (13,783)        (6,558)       (10,551)            (2,829)        (1,483)         (2,413)
Net amortization and deferral            5,956           (261)         4,435              1,370            289           1,156
================================================================================================================================

Net periodic pension (benefit) cost   $ (1,679)       $  (378)      $    910            $    35        $   106         $    38

Assumptions used in accounting
 for the plans:
  Weighted-average discount rate          7.25%          7.75%          7.25%              8.08%          8.50%           8.50%
  Rates of increase in
   compensation levels                    4.00           4.00           4.00               6.00           6.50            6.50
  Expected long-term rate of
   return on plan assets                  9.00           9.00           9.00               8.50           8.50            8.50

POSTRETIREMENT BENEFITS

The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Three benefit plans are provided: medical and hospitalization insurance, dental insurance and life insurance. As of January 1, 1998, the Corporation no longer provides life insurance benefits for persons retiring on or after January 1, 1998. Substantially all active employees may become eligible for benefits if they reach normal retirement age or if they retire earlier with at least 10 years' service. Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Corporation recognizes the cost of providing those benefits by expensing the annual insurance premiums, which were $2.7 million in 1997, $3.2 million in 1996 and $4.3 million in 1995.

  The Corporation accounts for post retirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 required a significant change in the Corporation's historical practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of benefits during the years that the employee renders the necessary service. Adoption of SFAS No. 106 in 1993 resulted in an accumulated transition obligation of $13.0 million, which the Corporation elected to recognize over a 20-year period. The Corporation incurred $1.6 million in 1997 for postretirement health and life insurance expenses, which included $453 thousand relating to the amortization of the transition obligation. This compares to $2.7 million in health and life insurance expenses for 1996 and $2.2 million for 1995, with transition obligation amortization of $651 thousand in both years.

  The net periodic costs for postretirement health and life insurance benefits are as follows:

                                           1997          1996
-------------------------------------------------------------------------------

Service Cost                             $   305      $    348
Interest Cost                              1,003         1,381
Other                                        280           940
===============================================================================

Total                                    $ 1,588      $  2,669

  The funding status of the postretirement plans and the amounts recognized in the Corporation's Consolidated Statements of Condition at December 31, 1997, and 1996, follow:

                                           1997          1996
-------------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
  Retirees                               $ 7,058      $ 11,768
  Fully eligible active
    plan participants                      2,107         2,065
  Other active
    plan participants                      5,298         4,917
-------------------------------------------------------------------------------

Total                                     14,463        18,750

Unrecognized transition
 obligation                               (6,799)      (10,423)
Unrecognized net loss                     (3,868)       (5,104)
Unrecognized prior
 service cost                              1,391         1,739
===============================================================================

Accrued postretirement
 benefit cost                            $ 5,187      $  4,962

  The assumed health care cost trend rate ranged from 6.0% to 8.0% for 1997, gradually decreasing to 6.0% by the year 2002 and remaining constant thereafter. A range of 6.0% to 8.5% was used in 1996. A discount rate of 7.25% was used at December 31, 1997 and a rate of 7.75% was used at December 31, 1996 to determine the accumulated postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1997 by $2.0 million and increase the net periodic postretirement benefit cost for 1997 by $305 thousand.

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

  A summary of the stock option activity under the 1993 Plan follows:

                                            STOCK      AVERAGE
                                           OPTIONS    PER SHARE
-------------------------------------------------------------------------------
Outstanding at December 31, 1994            848,400   $  9.54
Granted                                     300,000     10.63
Exercised                                    30,050      9.07
Terminated                                   41,850      9.21
-------------------------------------------------------------------------------
Outstanding at December 31, 1995          1,076,500   $  9.87
Granted                                     124,000     12.00
Exercised                                    67,950      9.60
Terminated                                   14,100      9.62
-------------------------------------------------------------------------------
Outstanding at December 31, 1996          1,118,450   $ 10.12
GRANTED                                        --         --
EXERCISED                                   121,125      9.02
TERMINATED                                     --         --
===============================================================================
OUTSTANDING AT DECEMBER 31, 1997            997,325   $ 10.25


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

  A summary of the stock option activity under the 1994 Plan follows:

                                            STOCK      AVERAGE
                                           OPTIONS    PER SHARE
-------------------------------------------------------------------------------
Outstanding at December 31, 1994              --       $  --
Granted                                     220,000     10.05
Exercised                                     --          --
Terminated                                    --          --
-------------------------------------------------------------------------------
Outstanding at December 31, 1995            220,000    $10.05
Granted                                     395,500     12.01
Exercised                                    30,132     11.02
Terminated                                   53,568     11.11
-------------------------------------------------------------------------------
Outstanding at December 31, 1996            531,800    $11.35
GRANTED                                     271,000     19.89
EXERCISED                                    67,317     10.63
TERMINATED                                   10,000     17.43
===============================================================================
OUTSTANDING AT DECEMBER 31, 1997            725,483    $14.52


  On March 26, 1996, the Board of Directors of the Corporation approved the 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders on May 15, 1996. Under the 1996 Plan, options to purchase up to 2,000,000 shares of common stock may be granted to key employees. Generally, the exercise price cannot be less than the fair market value of the common stock at the date of grant, with vesting periods determined by the market price of the common stock equaling or exceeding a $14 to $25 range for 60 or more consecutive trading days. Unless previously terminated by the Board of Directors, the 1996 Plan will terminate on March 26, 2006.

  A summary of the stock option activity under the 1996 Plan follows:

                                            STOCK      AVERAGE
                                           OPTIONS    PER SHARE
-------------------------------------------------------------------------------
Outstanding at December 31, 1995              --       $  --
Granted                                   1,000,000     12.38
Exercised                                     --          --
Terminated                                    --          --
-------------------------------------------------------------------------------
Outstanding at December 31, 1996          1,000,000    $12.38
GRANTED                                     500,000     20.50
EXERCISED                                     --          --
TERMINATED                                    --          --
===============================================================================
OUTSTANDING AT DECEMBER 31, 1997          1,500,000    $15.08

  On July 9, 1997, the Board of Directors of the Corporation approved the 1997 Non-Employee Directors Stock Option Plan ("the 1997 Plan"), subject to the approval of shareholders. Under the 1997 Plan, options to purchase up to 350,000 shares of common stock may be granted to directors of the Corporation or a subsidiary who are not employees of the Corporation or a subsidiary. Generally, the exercise price cannot be less than the fair market value of the common stock at the date of grant, with vesting occurring at the date of grant. During 1997, 307,500 shares were granted and remain outstanding under the 1997 Plan, with a price per share of $20.50, with no shares exercised or terminated during the year. Unless previously terminated by the Board of Directors, the 1997 Plan will terminate on July 8, 2007.

  In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and elected to continue to account for its stock option plans under Accounting Principles Board Opinion No. 25, and thus is providing the fair value-based disclosures required under SFAS No. 123 on a proforma basis (see
Note 1, "Summary of Significant Accounting Policies"). Accordingly, the stated net income and earnings per share in the Consolidated Statements of Income, in addition to the proforma net income and earnings per share reflecting the compensation costs for stock options granted in 1997, 1996 and 1995, are disclosed in the table to the right.

                               1997         1996         1995
-------------------------------------------------------------------------------

NET INCOME:
  As Reported                  $50,879     $65,943     $87,802
  Proforma                      42,039      55,687      86,699
EARNINGS PER SHARE:
  As Reported - Basic          $  1.32     $  1.82     $  2.55
              - Diluted           1.27        1.79        2.54

  Proforma    - Basic          $  1.03     $  1.48     $  2.51
              - Diluted           0.99        1.46        2.50
WEIGHTED-AVERAGE FAIR
  VALUE OF OPTIONS
  GRANTED                      $ 10.24     $  6.62     $  4.80
WEIGHTED-AVERAGE
  ASSUMPTIONS:
  Expected Lives (Years)          9.87        9.89        7.02
  Risk-Free Interest Rate         5.80%       6.44%       6.28%
  Expected Volatility            35.43%      46.27%      46.27%
  Expected Dividends
    (annual per share)         $  0.20     $  0.20     $  0.20

         -----------------------------------------------------------

The Corporation did not record any compensation costs in 1997, 1996 or 1995 relating to any of its stock option plans. In addition, no significant modifications to the plans were made during the periods. The fair values of the stock options outstanding used to determine the proforma impact of the options to compensation expense, and thus, net income and earnings per share, were based on the Black-Scholes option pricing model for each grant made in 1997, 1996 and 1995, using the key assumptions detailed above.

  At December 31, 1997, additional weighted-average details for all stock options outstanding which were granted in 1995, 1996 and 1997, follow:

                                                                                                           VESTED OPTIONS
                                                                                                  ---------------------------------
                                         STOCK OPTIONS       STOCK OPTIONS                        STOCK OPTIONS
     EXERCISE                             OUTSTANDING         EXPIRATION           AVERAGE         OUTSTANDING          AVERAGE
       PRICE                              AT YEAR-END          (YEARS) (1)       PER SHARE (1)     AT YEAR-END        PER SHARE (1)
-----------------------------------------------------------------------------------------------------------------------------------

$ 9.01 to $10.00                          127,333               6.30                $ 9.97              40,032            $ 9.91
$10.01 to $15.00                        1,758,150               8.25                 11.98           1,573,673             12.06
$15.01 to $20.00                          214,000               9.25                 19.75               --                  --
$20.01 to $20.50                          857,500               9.50                 20.50             557,500             20.50
===================================================================================================================================

   Total                                2,956,983               8.60                $14.93           2,171,205            $14.19

[FN]
(1)--Weighted-Average.

OTHER BENEFIT PLANS

Effective January 1, 1993, the Corporation adopted a Supplemental Executive Retirement plan to provide supplemental retirement income and preretirement death benefits to certain key employees. The amount of benefits is based on the participant's corporate title, functional responsibility and service as a member of the Board of Directors. Upon the later of a participant's termination of employment or attainment of age 62, the participant will receive the vested portion of the supplemental retirement benefit, payable for the life of the participant, but for no more than 15 years. At December 31, 1997, the Corporation had a $2.5 million pension benefit obligation for this supplemental plan, compared with $2.3 million at year-end 1996. Accrued pension costs were $1.6 million at year-end 1997 and $1.2 million at year-end 1996. This supplemental plan has no assets and incurred $369 thousand in net periodic costs in 1997, compared with $339 thousand and $362 thousand for 1996 and 1995, respectively.

  In October 1993, the Corporation began sponsorship of a defined contribution plan under Section 401(k) of the Internal Revenue Code, that is available to substantially all employees (the "401(k) Plan"). The Board of Directors of the Corporation approved a matching program for the 401(k) Plan in 1996, equating to 100% of the first one-hundred dollars contributed and 50% on the balance of contributions made thereafter, up to 6% of the employees' eligible earnings. The Board of Directors also approved a discretionary profit sharing contribution into the 401(k) Plan of up to 2% of the employees' eligible earnings in 1997 and 1996, based on the Corporation's financial performance during those years. Expenses relating to both of these programs totaled $1.7 million and $1.6 million for 1997 and 1996, respectively. The Corporation did not provide a matching contribution to the 401(k) Plan in 1995.

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

FOREIGN CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                    DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                      1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
Deposits with Banks in Foreign Countries:
  Interest-Bearing                                                                $  173,963        $  161,982          $118,982
  Other                                                                                6,633             5,257             3,430
---------------------------------------------------------------------------------------------------------------------------------

Total Deposits with Banks in Foreign Countries                                       180,596           167,239           122,412
Loans to Foreign Customers:
  Governments and Official Institutions                                               50,606            17,095            30,849
  Banks and Financial Institutions                                                     8,506             5,445             6,570
  Commercial and Industrial and Commercial Property                                  291,077           211,928           170,831
  Other                                                                               36,911            15,924            15,760
---------------------------------------------------------------------------------------------------------------------------------

Total Loans, Net of Unearned Discount                                                387,100           250,392           224,010
Less:  Reserve for Loan Losses                                                        15,219            15,218            11,968
---------------------------------------------------------------------------------------------------------------------------------

Total Net Loans                                                                      371,881           235,174           212,042
Pool Funds Provided, Net (1)                                                         831,292           704,957           582,793
Other Assets                                                                          44,334            45,934            44,560
=================================================================================================================================

TOTAL ASSETS                                                                      $1,428,103        $1,153,304          $961,807

LIABILITIES
Foreign Deposits:
  Banks in Foreign Countries                                                      $  164,160        $   99,941          $ 35,130
  Governments and Official Institutions                                              254,215           255,818           341,677
  Other                                                                              723,768           570,236           425,514
---------------------------------------------------------------------------------------------------------------------------------

Total Deposits (2)                                                                 1,142,143           925,995           802,321
Short-Term Borrowings                                                                161,805            99,337            45,034
Other Liabilities                                                                    124,155           127,972           114,452
=================================================================================================================================

TOTAL LIABILITIES                                                                 $1,428,103        $1,153,304          $961,807

SUPPLEMENTAL DATA ON FOREIGN DEPOSITS
Demand                                                                            $  149,287        $  158,725          $150,284
Savings, NOW and Money Market                                                        468,821           382,409           278,563
Time (3)                                                                             524,035           384,861           373,474
=================================================================================================================================

Total Foreign Deposits                                                            $1,142,143        $  925,995          $802,321

[FN]
(1)--Pool Funds Provided, Net are amounts contributed by foreign activities to fund domestic activities.
(2)--Foreign deposits in domestic offices totaled $656.9 million, $553.2 million and $510.6 million at December 31, 1997, 1996 and 1995, respectively.
(3)--A majority of time deposits are in amounts of $100 thousand or more.

  The table to the right reflects changes in the reserve for loan losses on loans to customers domiciled outside the United States. Allocations of the provision for loan losses are based upon actual charge-off experience and additional amounts deemed necessary in relation to risks inherent in the foreign loan portfolio.


FOREIGN RESERVE FOR LOAN LOSSES

                                 1997        1996       1995
------------------------------------------------------------------------------

Balance, January 1             $15,218     $11,968   $ 22,899

Provision for Loan Losses          221      (3,368)   (13,192)

Loans Charged Off                  593         260      6,107
Less: Recoveries on
  Charged-Off Loans                666       5,513      8,399
------------------------------------------------------------------------------

Net (Recoveries) Charge-Offs       (73)     (5,253)    (2,292)

Foreign Exchange
  Translation Adjustments         (293)      1,365        (31)
==============================================================================

Balance, December 31           $15,219     $15,218   $ 11,968

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


GEOGRAPHICAL PERFORMANCE

                                                                                                          INCOME
                                                              TOTAL ASSETS      TOTAL        TOTAL   BEFORE TAXES AND     NET
                                                              DECEMBER 31,     REVENUE     EXPENSES  MINORITY INTEREST  INCOME
----------------------------------------------------------------------------------------------------------------------------------

Middle East and Africa                                  1997    $ 45,895       $ 6,188      $ 5,276      $   912       $   670
                                                        1996      33,747         9,404        7,480        1,924         1,760
                                                        1995      52,980         7,925        4,706        3,219         3,206
----------------------------------------------------------------------------------------------------------------------------------

Europe                                                  1997    $454,233       $65,880      $56,181      $ 9,699       $ 7,129
                                                        1996     376,890        44,803       35,637        9,166         8,387
                                                        1995     266,821        37,451       22,242       15,209        15,150
----------------------------------------------------------------------------------------------------------------------------------

Asia/Pacific                                            1997    $  7,129       $ 1,056      $   900      $   156       $   115
                                                        1996       7,696         3,057        2,431          626           572
                                                        1995      11,425         1,557          925          632           630
----------------------------------------------------------------------------------------------------------------------------------

South and Central America                               1997    $ 48,285       $ 6,575      $ 5,607      $   968       $   711
                                                        1996       5,067           926          736          190           174
                                                        1995       3,911           467          277          190           189
----------------------------------------------------------------------------------------------------------------------------------

Caribbean                                               1997    $ 32,369       $ 1,496      $ 1,276      $   220       $   162
                                                        1996      13,042         3,721        2,960          761           696
                                                        1995      28,819        11,078        6,579        4,499         4,482
----------------------------------------------------------------------------------------------------------------------------------

Other                                                   1997    $  8,900       $ 2,686      $ 2,290      $   396       $   291
                                                        1996      11,905         2,012        1,600          412           377
                                                        1995      15,058         1,374          815          559           557
==================================================================================================================================

Total Foreign (1)                                       1997    $596,811       $83,881      $71,530      $12,351       $ 9,078
                                                        1996     448,347        63,923       50,844       13,079        11,966
                                                        1995     379,014        59,852       35,544       24,308        24,214
----------------------------------------------------------------------------------------------------------------------------------

Percentage of Foreign                                   1997          10%           20%          22%          13%           18%
  To Consolidated                                       1996           9            16           16           18            18
                                                        1995           8            16           12           28            28

[FN]
(1)--Foreign assets at December 31, 1997, 1996 and 1995, exclude net pool funds contributed by foreign activities to fund domestic activities.

NOTE 16.  PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF INCOME

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                      1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------------

REVENUES
Distributed Earnings from Subsidiaries (1)                                          $63,819          $    481          $  1,674
Interest on Reverse Repurchase Agreements                                            26,187             5,228             6,153
Interest and Dividends on Securities Available for Sale                                --                 233               471
Other Operating Income                                                                1,065             2,989             2,329
---------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       91,071             8,931            10,627

OPERATING EXPENSES
Interest Expense                                                                     45,411            19,280            19,176
Other Operating Expenses                                                              1,334             2,556             3,082
---------------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                             46,745            21,836            22,258
---------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before Taxes                                                           44,326           (12,905)          (11,631)
Applicable Income Tax Benefit (2)                                                    (6,553)           (5,501)           (4,886)
---------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before Undistributed Earnings of Subsidiaries                          50,879            (7,404)           (6,745)
Undistributed Earnings of Subsidiaries (1)                                             --              73,347            94,547
=================================================================================================================================

NET INCOME                                                                          $50,879          $ 65,943          $ 87,802

[FN]
(1)--For the purpose of parent company only financial activity, "Distributed Earnings from Subsidiaries" are included in the revenues of the parent corporation.
(2)--Applicable income taxes are provided for based on parent corporation income only and do not reflect the tax expense or benefit of the subsidiaries' operations.



STATEMENTS OF CONDITION

                                                                                                             DECEMBER 31,
                                                                                                   --------------------------------
                                                                                                        1997             1996
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks                                                                            $      977          $  1,374
Intercompany Reverse Repurchase Agreements                                                            497,375           218,650
Securities Available for Sale (at Market Value)                                                         5,197              --
Premises and Equipment, Net                                                                              --               4,457
Investment in Subsidiaries                                                                            496,522           538,528
Other Assets                                                                                           21,129           16,036
===================================================================================================================================

TOTAL                                                                                              $1,021,200          $779,045

LIABILITIES
Other Liabilities                                                                                  $    5,685          $  7,104
Long-Term Debt:
  Subordinated Debentures due 2009                                                                     66,525           66,525
  Subordinated Notes due 2006                                                                         125,000           125,000
  Junior Subordinated Deferrable Interest Debentures, Series A, due 2026                              154,640           154,640
  Junior Subordinated Deferrable Interest Debentures, Series C, due 2027                              206,168              --
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                                  552,333           346,165
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                     558,018          353,269
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                                                                  463,182          425,776
===================================================================================================================================

TOTAL                                                                                              $1,021,200          $779,045

PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                    1997               1996              1995
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $ 50,879           $ 65,943           $ 87,802
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used In) Operating Activities:
  Depreciation and Purchase Accounting Adjustments                                   --                  592              1,349
  Gain on Securities Available for Sale                                              --               (1,200)              --
  (Increase) Decrease in Other Assets                                              (5,512)               961              6,785
  (Decrease) Increase in Other Liabilities                                         (1,419)             1,784               (718)
  Undistributed Earnings of Subsidiaries                                             --              (73,347)           (94,547)
---------------------------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                               (6,931)           (71,210)           (87,131)
---------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                                43,948             (5,267)               671
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Securities Available for Sale                                        (4,000)              --                 --
  Proceeds from Maturities of Securities Available for Sale                          --                5,000              5,000
  Dividends from Subsidiaries in Excess of Earnings                                48,181               --                 --
  Net Decrease (Increase) in Premises                                               4,457                (10)               (21)
  Net Increase in Investment in Subsidiaries                                       (6,168)            (4,640)              --
---------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                                42,470                350              4,979
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from the Issuance of Long-Term Debt                                206,168            154,640               --
  Repayments of Long-Term Debt                                                       --              (26,100)              --
  Net Proceeds from Issuance of Common Stock                                        2,571                985                272
  Dividend Payments - Preferred Shares                                            (10,750)           (10,750)           (10,750)
                    - Common Shares                                                (6,079)            (4,549)              --
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                               191,910            114,226            (10,478)
---------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                      --                 --                   44
---------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              278,328            109,309             (4,784)

Cash and Cash Equivalents at Beginning of Year                                   220,024            110,715            115,499
=================================================================================================================================

Cash and Cash Equivalents at End of Year                                        $498,352           $220,024           $110,715

Supplemental Disclosures:
  Interest Paid                                                                  $ 46,334           $ 18,295           $ 19,181
  Income Tax Refunds                                                               (4,842)            (5,042)            (7,870)

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

  The Board of Directors has an Audit Committee composed of three outside and independent directors. The Committee meets periodically with the independent public accountants, internal auditors and management to determine the effectiveness of the internal control system and to review the scope and/or results of audits and other related matters. The independent public accountants and internal auditors have direct access to the Corporation's Audit Committee.

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




/s/ JOE L. ALLBRITTON         /s/ TIMOTHY C. COUGHLIN    /s/ JOHN L. DAVIS

Joe L. Allbritton             Timothy C. Coughlin        John L. Davis
Chairman of the Board and     President                  Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO RIGGS NATIONAL CORPORATION:

  We have audited the accompanying consolidated statements of condition of RIGGS NATIONAL CORPORATION (a Delaware corporation) and its subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of Riggs National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Washington, D.C.,
   January 21, 1998

SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL INFORMATION

                                                                                                      1997
                                                                            -----------------------------------------------------
Unaudited for the Years Ended December 31, 1997, 1996 and 1995                 FIRST        SECOND         THIRD        FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      QUARTER       QUARTER       QUARTER       QUARTER
---------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                              $77,069        $83,120       $83,717     $ 86,886
Interest Expense                                                              35,652         37,527        38,529       39,793
---------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                           41,417         45,593        45,188       47,093
Less:  Provision for Loan Losses                                                --             --            --        (12,000)
---------------------------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses                           41,417         45,593        45,188       59,093
Noninterest Income                                                            19,641         21,089        24,242       22,952
Noninterest Expense                                                           43,812         45,660        44,998       51,560
----------------------------------------------------------------------------------------------------------------------------------

Income before Taxes and Minority Interest                                     17,246         21,022        24,432       30,485
Applicable Income Tax Expense (Benefit)                                        4,069          5,454         6,625        8,542
Minority Interest in Income of Subsidiaries, Net of Taxes                      2,711          4,932         4,986        4,987
=================================================================================================================================

NET INCOME                                                                    10,466         10,636        12,821       16,956
Less:  Dividends on Preferred Stock                                            2,688          2,687         2,688        2,687
---------------------------------------------------------------------------------------------------------------------------------

Net Income Available for Common Stock                                        $ 7,778        $ 7,949       $10,133     $ 14,269
---------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE - BASIC                                            $   .26        $   .26       $   .33     $    .47
                          - DILUTED                                              .25            .25           .32          .45







CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION

                                                  1997              1996             1995             1994              1993
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME TO AVERAGE:
Earning Assets                                    1.06%             1.56%            2.13%              .84%           (2.18)%
Total Assets                                       .97              1.40             1.92               .76            (1.91)
Stockholders' Equity                             11.69             16.48            28.25             12.01           (42.84)
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE:
Loans to Deposits                                66.97%            67.19%           67.91%            69.80%           51.65 %
Stockholders' Equity to Loans                    16.35             15.64            12.22             10.89            10.08
Stockholders' Equity to Deposits                 10.95             10.51             8.30              7.60             5.21
Stockholders' Equity to Assets                    8.28              8.48             6.80              6.29             4.46
----------------------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31:
Reserve for Loan Losses to Net Loans              1.82%             2.44%            2.20%             3.81%            3.42 %

Common Stockholders                              2,754             3,058            3,236             3,712            4,488
Employees                                        1,580             1,519            1,576             1,624            1,667
Banking Offices                                     62                63               65                68               75
---------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA:
Dividend Payout Ratio                            15.75%             8.38%           n/a               n/a              n/a
Average Common Shares Outstanding           30,422,822        30,317,572       30,257,585        30,230,213       26,208,315
Book Value per Common Share                     $12.04            $10.88            $9.30             $5.70            $5.92
---------------------------------------------------------------------------------------------------------------------------------


                            1996                                                                   1995
-----------------------------------------------------------               -------------------------------------------------------
      FIRST        SECOND         THIRD        FOURTH                         FIRST        SECOND         THIRD        FOURTH
     QUARTER       QUARTER       QUARTER       QUARTER                       QUARTER       QUARTER       QUARTER       QUARTER
---------------------------------------------------------------------------------------------------------------------------------

     $74,570      $71,740        $72,811       $74,077                       $72,225       $76,475    $ 75,863         $74,236
      35,638       34,467         35,059        34,727                        34,173        38,488      38,508          36,652
---------------------------------------------------------------------------------------------------------------------------------

      38,932       37,273         37,752        39,350                        38,052        37,987      37,355          37,584
        --            --            --            --                            --            --       (55,000)           --
---------------------------------------------------------------------------------------------------------------------------------

      38,932       37,273         37,752        39,350                        38,052        37,987      92,355          37,584
      25,575       25,742         21,174        23,686                        17,998        18,338      18,345          19,323
      43,004       43,931         44,047        45,965                        47,151        46,870      53,994          43,819
---------------------------------------------------------------------------------------------------------------------------------

      21,503       19,084         14,879        17,071                         8,899         9,455      56,706          13,088
          52       (2,370)         3,062         5,430                           104            87          64              91
        --            --            --             420                          --            --           --             --
=================================================================================================================================

      21,451       21,454         11,817        11,221                         8,795         9,368      56,642          12,997
       2,688        2,687          2,688         2,687                         2,688         2,687       2,688           2,687
---------------------------------------------------------------------------------------------------------------------------------

     $18,763      $18,767        $ 9,129       $ 8,534                       $ 6,107       $ 6,681    $ 53,954         $10,310
---------------------------------------------------------------------------------------------------------------------------------

     $   .62      $   .62        $   .30       $   .28                       $   .20       $   .22    $   1.78         $   .34
         .61          .62            .29           .27                           .20           .22        1.78             .34







QUARTERLY STOCK INFORMATION (1)

                                                                                                                 DIVIDENDS
                                                                                         PRICE RANGE             DECLARED
                                                                                        HIGH       LOW           AND PAID
----------------------------------------------------------------------------------------------------------------------------------

1997   FOURTH QUARTER                                                                 $28.50     $21.625          $.05
       THIRD QUARTER                                                                   24.00      19.75            .05
       SECOND QUARTER                                                                  20.625     17.375           .05
       FIRST QUARTER                                                                   22.00      17.25            .05
----------------------------------------------------------------------------------------------------------------------------------
1996   Fourth Quarter                                                                 $18.00     $15.625          $.05
       Third Quarter                                                                   17.125     11.50            .05
       Second Quarter                                                                  12.75      11.875           .05
       First Quarter                                                                   14.25      11.75             --
----------------------------------------------------------------------------------------------------------------------------------

1995   Fourth Quarter                                                                 $14.625    $12.25            $--
       Third Quarter                                                                   13.625      9.75             --
       Second Quarter                                                                  10.50       9.125            --
       First Quarter                                                                    9.50       7.875            --
----------------------------------------------------------------------------------------------------------------------------------

[FN]
(1)--The high and low information listed above represents high and low sales prices as reported on the NASDAQ National Market System.

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF
CONDITION AND RATES

                                                     1997                          1996                           1995
-----------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE     INCOME/   YIELDS/   AVERAGE   INCOME/   YIELDS/  AVERAGE    INCOME/  YIELDS/
(IN THOUSANDS)                          BALANCES   EXPENSE     RATES   BALANCES   EXPENSE    RATES   BALANCES   EXPENSE  RATES
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans, Net of Unearned Discounts      $  299,367   $23,574     7.87%   $232,716   $18,064    7.76%   $195,058   $16,229    8.32%
Time Deposits with Other Banks           124,979     7,350     5.88     153,717     8,623    5.61     158,063    10,200    6.45
Pool Funds Provided, Net (1)             822,831    47,065     5.72     536,683    29,517    5.50     462,003    27,905    6.04
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS AND
  AVERAGE RATE EARNED                  1,247,177    77,989     6.25     923,116    56,204    6.09     815,124    54,334    6.66
Less:  Reserve for Loan Losses            15,197                         13,162                        18,436
Cash and Due from Banks                   24,526                         26,946                        24,501
Premises and Equipment, Net               15,587                         15,025                        15,607
Other Assets                               9,231                          8,121                         9,380
===================================================================================================================================

TOTAL ASSETS                          $1,281,324                       $960,046                      $846,176

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Savings, NOW and Money Market       $  445,874   $18,186     4.08%   $302,031   $10,189    3.37%   $247,755   $ 7,750    3.13%
  Other Time                             451,864    25,927     5.74     340,215    19,728    5.80     311,832    18,975    6.09
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits          897,738    44,113     4.91     642,246    29,917    4.66     559,587    26,725    4.78
Short-Term Borrowings                    111,558     5,631     5.05      52,492     2,525    4.81      36,062     1,883    5.22
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING FUNDS AND
  AVERAGE RATE INCURRED                1,009,296    49,744     4.93     694,738    32,442    4.67     595,649    28,608    4.80
Demand Deposits                          152,382                        155,205                       144,322
Other Liabilities and
  Stockholders' Equity                   119,646                        110,103                       106,205
===================================================================================================================================

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $1,281,324                       $960,046                      $846,176
===================================================================================================================================
NET INTEREST INCOME AND SPREAD                     $28,245     1.32%              $23,762    1.42%              $25,726    1.86%

NET INTEREST MARGIN ON EARNING ASSETS                          2.26%                         2.57%                         3.16%

[FN]
(1)--Pool Funds Provided, Net, are amounts contributed by foreign activities to fund domestic activities.



FOREIGN NET INTEREST INCOME CHANGES (1)

                                                           1997 VERSUS 1996                               1996 VERSUS 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                  DUE TO       DUE TO         TOTAL             DUE TO       DUE TO       TOTAL
(IN THOUSANDS)                                     RATE        VOLUME        CHANGE              RATE        VOLUME      CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, Including Fees                          $   265       $ 5,245       $ 5,510           $(1,147)      $2,982     $ 1,835
  Time Deposits with Other Banks                     401        (1,674)       (1,273)           (1,302)        (275)     (1,577)
  Pool Funds Provided, Net                         1,224        16,324        17,548            (2,648)       4,260       1,612
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              1,890        19,895        21,785            (5,097)       6,967       1,870

Interest Expense:
  Savings, NOW and Money Market Accounts           2,439         5,558         7,997               639        1,800       2,439
  Other Time Deposits                               (209)        6,408         6,199              (935)       1,688         753
  Short-Term Borrowings                              131         2,975         3,106              (158)         800         642
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                             2,361        14,941        17,302              (454)       4,288       3,834
-----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                              $  (471)      $ 4,954       $ 4,483           $(4,643)      $2,679     $(1,964)

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

None.







                                                               PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item pertaining to directors of the Corporation and compliance with Section 16 (a) of the Exchange Act, is included in the Corporation's proxy statement for its 1998 Annual Meeting of Stockholders. The information required by this Item pertaining to executive officers of the Corporation is as follows:

EXECUTIVE OFFICER*                               POSITION                                                                  AGE

Joe L. Allbritton             Chairman of the Board and Chief Executive Officer of the Corporation
                                and Chairman of the Board and Chief Executive Officer of Riggs Bank N.A.                    73
Robert L. Sloan               Vice Chairman of the Board                                                                    51
Timothy C. Coughlin           President of the Corporation                                                                  55
John L. Davis                 Chief Financial Officer of the Corporation and Executive Vice
                                President and Chief Financial Officer of Riggs Bank N.A.                                    56
Joseph W. Barr                Executive Vice President of Riggs Bank N.A.
                                Community Banking                                                                           48
Joseph M. Cahill              Executive Director of Legal Affairs, Riggs Bank N.A.                                          44
Henry A. Dudley, Jr.          Executive Vice President and Chief Trust Officer of Riggs Bank N.A.                           51
J. David Hoffman              Executive Vice President and Chief Infomation Officer of Riggs Bank N.A.                      35
Timothy A. Lex                Executive Vice President and Chief Operating Officer of Riggs Bank N.A.                       40
Raymond M. Lund               Executive Vice President of Riggs Bank N.A.
                                International Banking Group                                                                 36
David W. Scott                Executive Vice President and Chief Credit Officer of Riggs Bank N.A.                          36
Alfred J. Serafino            Executive Vice President of Riggs Bank N.A.
                                Relationship Banking                                                                        49

[FN]
* Executive officers of Riggs National Corporation, including certain executive officers of Riggs Bank N.A., As of March 1, 1998.

EXPERIENCE OF MANAGEMENT

JOE L. ALLBRITTON has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs Bank N.A. since 1983 and was re-appointed Chief Executive Officer of Riggs Bank N.A. in 1997. He also served as Chief Executive Officer of Riggs Bank N.A. from 1982 to June 1993. Mr. Allbritton is the beneficial owner of approximately 37% of the Common Stock of the Corporation as of February 27, 1998. He also serves as Chairman of the Board of, and is the owner of, Perpetual Corporation, Allbritton Communications Company, Westfield News Advertiser, Inc. and University Bancshares, Inc.

ROBERT L. SLOAN was appointed Vice Chairman of the Board in July, 1994. Mr. Sloan has served as a Director of the Corporation since May 1993. Mr. Sloan also is Chief Executive Officer of Sibley Memorial Hospital.

TIMOTHY C. COUGHLIN has served as President of the Corporation since 1992. He served as President and Chief Operating Officer of Riggs Bank N.A. from 1983 to 1992. He has been a Director of the Corporation since 1988 and was a Director of Riggs Bank N.A. from 1983 to 1996.

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

JOSEPH M. CAHILL was appointed Executive Director of Legal Affairs of Riggs Bank N.A. in 1998. Mr. Cahill served as the Litigation Manager of Riggs Bank N.A. from 1996 to 1997, and Associate Litigation Manager from 1993 to 1995. Prior to 1993, Mr. Cahill practiced law in private practice.

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

J. DAVID HOFFMAN, Executive Vice President, has served as Chief Information Officer since June 1997. Prior to joining Riggs, Mr. Hoffman was with the Financial Markets Business Consulting practice of Arthur Andersen LLP from 1986 to May 1997.

TIMOTHY A. LEX, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A. since 1995. Mr. Lex has served in various management positions during the past 13 years, including such positions as Managing Director of Riggs Bank Europe Limited and President and Chief Executive Officer of the subsidiary formerly known as The Riggs National Bank of Virginia.

RAYMOND M. LUND serves as Executive Vice President-International Banking Group. Mr. Lund has served in various management positions during the past 10 years, including Head of the International and Domestic Private Banking Divisions. Prior to 1988, Mr. Lund was an Assistant Vice President and Trust Officer with First RepublicBank in Texas.

DAVID W. SCOTT, Executive Vice President, has served as Chief Credit Officer of Riggs Bank N.A. since 1995. Mr. Scott has served in various management positions during the past 11 years, including such positions as Head of Loan Review and Chief Credit Officer of Riggs Bank Europe Limited.

ALFRED J. SERAFINO serves as Executive Vice President-Relationship Banking. He also has served as Executive Vice President in Commercial Banking and President and Chief Executive Officer of the subsidiary formerly known as The Riggs National Bank of Maryland. Mr. Serafino served as Regional Executive Officer in charge of the Maryland West Commercial Division at Sovran Bank for 12 years.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is included in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Notes to Consolidated Financial Statements-Note 4" of this Form 10-K and in Riggs National Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference.





                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

14(A)   FINANCIAL STATEMENTS                                             PAGE(S)

The following are submitted under Item 8:
        Consolidated Statements of Income--Years Ended
          December 31, 1997, 1996 and 1995.                                 30
        Consolidated Statements of Condition--At
          December 31, 1997 and 1996.                                       31
        Consolidated Statements of Changes in Stockholders'
          Equity--Years Ended December 31, 1997, 1996 and 1995.             32
        Consolidated Statements of Cash Flows--Years Ended
          December 31, 1997, 1996 and 1995.                                 33
        Notes to Consolidated Financial Statements as of
          December 31, 1997, 1996 and 1995.                              34-61
        Management's Report on Financial Statements                         62
        Report of Independent Public Accountants                            63

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

RIGGS NATIONAL CORPORATION                   JOE L. ALLBRITTON*
                                             -------------------------
                                             Joe L. Allbritton,
                                             Chairman of the Board and
                                               Chief Executive Officer
                                             March 20, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



TIMOTHY C. COUGHLIN*                         President
------------------------
Timothy C. Coughlin



/s/ JOHN L. DAVIS                            Chief Financial Officer
------------------------                     (Principal Financial
John L. Davis                                  and Accounting Officer)



ROBERT L. ALLBRITTON*                        Director
------------------------
(Robert L. Allbritton)

JOHN M. FAHEY, JR.*                          Director
------------------------
(John M. Fahey, Jr.)

LAWRENCE I. HEBERT*                          Director
------------------------
(Lawrence I. Hebert)

STEVEN B. PFEIFFER*                          Director
------------------------
(Steven B. Pfeiffer)

ROBERT L. SLOAN*                             Vice Chairman
------------------------                       of the Board
(Robert L. Sloan)

JACK VALENTI*                                Director
------------------------
(Jack Valenti)

EDDIE N. WILLIAMS*                           Director
------------------------
(Eddie N. Williams)





*By:  /s/ JOSEPH M. CAHILL
      ----------------------------------
      Joseph M. Cahill, Attorney-in-fact
      March 20, 1998

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                             DESCRIPTION                                                    PAGES
=================================================================================================================================

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

(10.1)   Agreement dated April 22, 1981 between 1120 Vermont Avenue Associates and The Riggs National
         Bank of Washington, D.C. (Incorporated by reference to the Registrant's Annual Report on Form
         10-K for the year 1981, SEC File No.0-9756.)

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

  EXHIBIT
    NO.                                             DESCRIPTION                                                    PAGES
=================================================================================================================================

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

(11)     Computation of Per Share Earnings

(18)     Letter from Arthur Andersen &Co. regarding change in accounting principle (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1990, SEC
         File No. 0-9756.)

(21)     Subsidiaries of the Registrant: The Corporation's only significant subsidiaries, as defined in Regulation S-X, are Riggs Bank N.A., organized under the national banking laws of the United States and Riggs Bank Europe Limited, organized under the laws of the
         United Kingdom.

(22)     Proxy Statement dated October 6, 1989 and incorporated by reference (Commission
         File No. 0-9756.)

(24)     Power of Attorney                                                                                       Exhibit 24
                                                                                                                 1-9

(27)     Financial Data Schedule




Exhibits omitted are not required or not applicable.

Portions of Riggs National Corporation's definitive Proxy Statement to Stockholders, except for Items 402 (k) and (l) of Regulation S-K are incorporated by reference in Parts I And III of this Annual Report.