Form 10-Q
period 1998-03-31
RIGGS NATIONAL CORP
filed 1998-05-08
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


  [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 0-9756

                           RIGGS NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                               52-1217953
       --------------------------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.50 PAR VALUE                            30,583,413 SHARES
-----------------------------                     ----------------------------
      (Title of Class)                            (Outstanding at May 7, 1998)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                        PAGE NO.


Item 1.    Financial Statements-Unaudited

             Consolidated Statements of Income
             Three months ended March 31, 1998 and 1997                      3

             Consolidated Statements of Condition
             March 31, 1998 and 1997, and December 31, 1997                  4

             Consolidated Statements of Changes in Stockholders' Equity
             Three months ended March 31, 1998 and 1997                      5

             Consolidated Statements of Cash Flows
             Three months ended March 31, 1998 and 1997                      6

             Notes to the Consolidated Financial Statements                7-8


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-13


Item 3.    Quantitative and Qualitative Disclosures About Market Risk    14-15


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                None

Item 2.  Change in Securities                                             None

Item 3.  Defaults Upon Senior Securities                                  None

Item 4.  Submission of Matters to a Vote of Security Holders              None

Item 5.  Other Information                                                None

Item 6.  Exhibits and Reports on Form 8-K                                   16


Signatures                                                                  16

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                                                 THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                                         MARCH 31,
                                                                                                     -----------------------------
                                                                                                            1998          1997
==================================================================================================================================

INTEREST INCOME
  Interest and Fees on Loans                                                                              $55,260        $50,204
  Interest on Securities Available for Sale                                                                20,885         18,060
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                                                        5,968          2,018
      Federal Funds Sold and Reverse Repurchase Agreements                                                  4,819          6,787
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                                                    10,787          8,805
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Income                                                                                    86,932         77,069

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                              1,374          1,719
      Money Market Deposit Accounts                                                                        11,911         12,258
      Time Deposits in Domestic Offices                                                                     8,998          8,877
      Time Deposits in Foreign Offices                                                                      7,503          5,525
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                                               29,786         28,379
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                                                     4,876          2,695
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                                              217            210
      Long-Term Debt                                                                                        4,368          4,368
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                                9,461          7,273
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                                                   39,247         35,652
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                                                      47,685         41,417
  Less:  Provision for Loan Losses                                                                              -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                                      47,685         41,417

NONINTEREST INCOME
  Trust Income                                                                                             11,120          8,646
  Service Charges and Fees                                                                                  9,094          8,688
  Other Noninterest Income                                                                                  2,599          2,305
  Securities Gains, Net                                                                                     5,324              2
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                                                 28,137         19,641

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                                           20,639         18,777
  Data Processing Services                                                                                  5,266          4,628
  Occupancy, Net                                                                                            4,517          4,416
  Furniture and Equipment                                                                                   2,562          2,161
  Other Real Estate Owned (Income) Expense, Net                                                               (51)          (147)
  Other Noninterest Expense                                                                                14,475         13,977
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                                                47,408         43,812
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                                                28,414         17,246
  Applicable Income Tax Expense                                                                             7,792          4,069
  Minority Interest in Income of Subsidiaries, Net of Taxes                                                 4,987          2,711
==================================================================================================================================
  NET INCOME                                                                                               15,635         10,466

  Dividends on Preferred Stock                                                                             (2,688)        (2,688)
==================================================================================================================================
  Net Income Available for Common Stock                                                                   $12,947        $ 7,778

EARNINGS PER COMMON SHARE- Basic                                                                          $   .42        $   .26
                           Diluted                                                                            .41            .25

DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                                              $   .05        $   .05

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                      MARCH 31,        MARCH 31,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                               1998             1997              1997
===================================================================================================================================
ASSETS
  Cash and Due from Banks                                                         $  146,698        $  154,128       $  186,091
  Money Market Assets:
      Time Deposits with Other Banks                                                 545,448           168,277          241,813
      Federal Funds Sold and Reverse Repurchase Agreements                           360,000           545,000          549,000
---------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                          905,448           713,277          790,813

  Securities Available for Sale (at Market Value)                                  1,420,342         1,551,597        1,672,550

  Loans                                                                            2,869,245         2,586,905        2,884,373
  Reserve for Loan Losses                                                            (52,180)          (63,595)         (52,381)
---------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        2,817,065         2,523,310        2,831,992

  Premises and Equipment, Net                                                        166,364           165,917          165,377
  Accrued Interest Receivable                                                         31,109            26,694           38,209
  Other Real Estate Owned, Net                                                         4,062            27,320            5,076
  Other Assets                                                                       145,541           146,403          156,318
=================================================================================================================================
  Total                                                                           $5,636,629        $5,308,646       $5,846,426

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                             $  861,648        $  852,618       $  982,865
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       371,084           450,461          436,337
      Money Market Deposit Accounts                                                1,382,863         1,484,866        1,492,842
      Time Deposits in Domestic Offices                                              850,858           813,539          867,772
      Time Deposits in Foreign Offices                                               522,697           435,103          518,102
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  3,127,502         3,183,969        3,315,053
---------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   3,989,150         4,036,587        4,297,918

  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              433,160           237,129          327,579
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                      20,830            21,024           24,929
---------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        453,990           258,153          352,508

  Other Liabilities                                                                  177,450            50,121          191,293
  Long-Term Debt                                                                     191,525           191,525          191,525
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,812,115         4,536,386        5,033,244

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                        350,000           350,000          350,000
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at March 31, 1998 and 1997, and
          December 31, 1997;  Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
          at March 31, 1998 and 1997, and December 31, 1997                            4,000             4,000            4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at March 31, 1998 and 1997, and
          December 31, 1997
      Shares Issued - 31,481,086 at March 31, 1998, 31,275,294 at
          March 31, 1997 and 31,461,786 at December 31, 1997                          78,703            78,188           78,654
  Surplus - Preferred Stock                                                           91,192            91,192           91,192
  Surplus - Common Stock                                                             159,315           157,072          159,160
  Undivided Profits                                                                  164,151           124,942          152,732
  Accumulated Other Comprehensive Income (Loss)                                          876            (9,411)           1,167
  Treasury Stock - 900,798 shares at March 31, 1998 and 1997, and
         December 31, 1997                                                           (23,723)          (23,723)         (23,723)
---------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         474,514           422,260          463,182
=================================================================================================================================
  Total                                                                           $5,636,629        $5,308,646       $5,846,426

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      PREFERRED     COMMON                             ACCUMULATED
                                        STOCK       STOCK                                 OTHER                         TOTAL
                                        $1.00       $2.50                 UNDIVIDED   COMPREHENSIVE     TREASURY    STOCKHOLDERS'
                                         PAR         PAR       SURPLUS     PROFITS    INCOME (LOSS)      STOCK          EQUITY
------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1996               $  4,000   $ 78,183    $248,252   $118,682        $     382     $(23,723)        $425,776

Comprehensive Income:
   Net Income                                                                10,466                                       $ 10,466
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Loss on Securities
      Available for Sale, Net of
      Reclassification Adjustments                                                            (8,006)                       (8,006)
    Foreign Exchange
      Translation Adjustments                                                                 (1,787)                       (1,787)
                                                                                                                   -----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          (9,793)
                                                                                                                   =================
Total Comprehensive Income                                                                                                $    673

Issuance of Common Stock for
  Stock Option Plans, 1,950 Shares                         5          12                                                        17

Cash Dividends -
  Series B Preferred Stock,
   $.671875 per Share                                                        (2,688)                                        (2,688)
  Common Stock, $.05 per Share                                               (1,518)                                        (1,518)
====================================================================================================================================

Balance, March 31, 1997                  $  4,000   $ 78,188    $248,264   $124,942        $  (9,411)    $(23,723)        $422,260



Balance, December 31, 1997               $  4,000   $ 78,654    $250,352   $152,732        $   1,167     $(23,723)        $463,182

Comprehensive Income:
   Net Income                                                                15,635                                       $ 15,635
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Loss on Securities
      Available for Sale, Net of
      Reclassification Adjustments                                                              (634)                         (634)
    Foreign Exchange
      Translation Adjustments                                                                    343                           343
                                                                                                                   -----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                            (291)
                                                                                                                   =================
Total Comprehensive Income                                                                                                $ 15,344

Issuance of Common Stock for
  Stock Option Plans, 19,300 Shares                       49         155                                                       204

Cash Dividends -
  Series B Preferred Stock,
   $.671875 per Share                                                        (2,688)                                        (2,688)
  Common Stock, $.05 per Share                                               (1,528)                                        (1,528)
====================================================================================================================================

Balance, March 31, 1998                  $  4,000   $ 78,703    $250,507   $164,151        $     876     $(23,723)        $474,514

[FN]

(1)- See Note 3, "New Financial Accounting Standards," for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)                                                                                       THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                -----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      1998          1997
=============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                        $   15,635     $   10,466
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                             -              -
     Provision for Other Real Estate Owned Writedowns                                                    300              -
     Depreciation Expense and Amortization of Leasehold Improvements                                   2,841          2,843
     Gains on Sale of Securities Available for Sale                                                   (5,324)            (2)
     Gains on Sale of Other Real Estate Owned                                                           (276)          (218)
     Decrease in Accrued Interest Receivable                                                           7,100          3,348
     Decrease in Other Assets                                                                         11,289            667
     Decrease in Other Liabilities                                                                   (13,843)       (11,761)
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                    2,087         (5,123)
-----------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                           17,722          5,343
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits with Other Banks                                         (303,635)       112,849
  Proceeds from Maturities and Other Payments
     of Securities Available for Sale                                                              1,256,512      1,590,661
  Proceeds from Sale of Securities Available for Sale                                                652,586              -
  Purchase of Securities Available for Sale                                                       (1,652,712)    (1,992,087)
  Net Decrease in Loans                                                                               14,701         50,697
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                       991          1,081
  Net Increase in Premises and Equipment                                                              (3,828)        (2,686)
  Other, Net                                                                                             225           (721)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                                (35,160)      (240,206)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                          (296,449)       (66,004)
    Time Deposits                                                                                    (12,319)        51,908
    Federal Funds Purchased and Repurchase Agreements                                                105,581            (37)
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                        (4,099)         2,956
  Proceeds From the Issuance of Common Stock                                                             204             17
  Proceeds from Preferred Stock of Subsidiaries                                                            -        200,000
  Dividend Payments - Preferred                                                                       (2,688)        (2,688)
                    - Common                                                                          (1,528)        (1,518)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                                 (211,298)       184,634
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                          343         (1,787)
-----------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                           (228,393)       (52,016)
Cash and Cash Equivalents at Beginning of Period                                                     735,091        751,144
=============================================================================================================================
Cash and Cash Equivalents at End of Period                                                        $  506,698     $  699,128


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                    $        -     $       82

CASH PAID DURING THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                       $   40,082     $   36,173
  Income Tax Payments                                                                                      5              5

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first three months of 1998 are not necessarily indicative of the results to be expected for the full 1998 year.

NOTE 2. EARNINGS PER COMMON SHARE

In March 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued and supersedes Accounting Principles Board Opinion ("APB") No. 15. Basic earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock. Diluted earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive.


                                                             THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                               MARCH 31, 1998                     MARCH 31, 1997
                                                     ---------------------------------- ----------------------------------
                                                          BASIC            DILUTED           BASIC            DILUTED
                                                           EPS               EPS              EPS               EPS
                                                     ----------------- ---------------- ----------------- ----------------

Net Income                                                   $15,635          $15,635           $10,466          $10,466
Dividends on Preferred Stock                                  (2,688)          (2,688)           (2,688)          (2,688)
                                                     ----------------- ---------------- ----------------- ----------------
Income Available to Common Shareholders                      $12,947          $12,947           $ 7,778          $ 7,778

Weighted-Average Shares Outstanding                       30,571,990       30,571,990        30,373,168       30,373,168
Weighted-Average Dilutive Effect
   of Stock Option Plans                                         n/a        1,064,840               n/a        1,097,119
                                                     ----------------- ---------------- ----------------- ----------------
Adjusted Weighted-Average Shares Outstanding              30,571,990       31,636,830        30,373,168       31,470,287

BASIC EPS                                                    $   .42                            $   .26
DILUTED EPS                                                                   $   .41                            $   .25


NOTE 3. NEW FINANCIAL ACCOUNTING STANDARDS

In June 1997, SFAS Nos. 130 and 131 were issued--"Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Corporation include activity in foreign exchange translation adjustments and gain/loss on securities available for sale. Items identified as comprehensive income are reported in the statement of condition and the statement of changes in stockholders' equity, under separate captions. The table on the following page specifies the tax (provision)/benefit related to each component of comprehensive income along with the unrealized gains/(losses) arising during the period. SFAS No. 130 was effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. The Corporation did not experience any material effect on its financial position or results of operations from the implementation of SFAS No. 130.

NOTE 3. NEW FINANCIAL ACCOUNTING STANDARDS, CONTINUED

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                      BEFORE-         TAX
                                                                                       TAX         (EXPENSE)/   NET-OF-TAX
                                                                                      AMOUNT        BENEFIT       AMOUNT
================================================================================= ============= ============= =============
THREE MONTHS ENDED MARCH 31, 1998:
Foreign Currency Translation Adjustments                                             $    528       $  (185)     $    343
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                               4,349        (1,522)        2,827
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income          (5,324)        1,863        (3,461)
--------------------------------------------------------------------------------- ------------- ------------- -------------
  Net Unrealized Gains (Losses)                                                          (975)          341          (634)
================================================================================= ============= ============= =============
Other Comprehensive Income (Loss)                                                    $   (447)      $   156      $   (291)

THREE MONTHS ENDED MARCH 31, 1997:
Foreign Currency Translation Adjustments                                             $ (2,749)      $   962      $ (1,787)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                             (12,315)        4,310        (8,005)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income              (2)            1            (1)
--------------------------------------------------------------------------------- ------------- ------------- -------------
  Net Unrealized Gains (Losses)                                                       (12,317)        4,311        (8,006)
================================================================================= ============= ============= =============
Other Comprehensive Income (Loss)                                                    $(15,066)      $ 5,273      $ (9,793)


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                                     FOREIGN       UNREALIZED       ACCUMULATED
                                                                                     CURRENCY     GAINS/(LOSS)         OTHER
                                                                                   TRANSLATION         ON          COMPREHENSIVE
                                                                                   ADJUSTMENTS     SECURITIES      INCOME (LOSS)
================================================================================= =============== ============== ==================
THREE MONTHS ENDED MARCH 31, 1998:
Balance, December 31, 1997                                                              $  (872)       $ 2,039            $ 1,167
Current-Period Change                                                                       343           (634)              (291)
================================================================================= =============== ============== ==================
Balance, March 31, 1998                                                                 $  (529)       $ 1,405            $   876

THREE MONTHS ENDED MARCH 31, 1997:
Balance, December 31, 1996                                                              $ 1,111        $  (729)           $   382
Current-Period Change                                                                    (1,787)        (8,006)            (9,793)
================================================================================= =============== ============== ==================
Balance, March 31, 1997                                                                 $  (676)       $(8,735)           $(9,411)

SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Corporation's management to allocate resources and measure performance. The Corporation is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Corporation is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Corporation for the year ended December 31, 1998, and quarterly beginning in 1999, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Corporation does not anticipate any material impact from the implementation of SFAS No. 131.

In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and
Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" was issued. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets in the Corporation's 1998 year-end financial statements. SFAS No. 132 also eliminates certain disclosures which were required by SFAS Nos. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 132 was effective for the Corporation on January 1, 1998. The Corporation did not experience any material impact from the implementation of SFAS No. 132.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Corporation reported consolidated net income of $15.6 million ($.41 per diluted share) for the first quarter of 1998, a 49% increase of $5.1 million compared with net income of $10.5 million ($.25 per diluted share) for the same quarter a year earlier. The increase from the prior year's quarter was primarily the result of $5.3 million in securities gains. Excluding these gains, income before taxes and minority interest for the first quarter of 1998 was $23.1 million compared with $17.2 million for the same period a year earlier, a 34% increase of $5.9 million.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $48.5 million in the first quarter of 1998, increasing $6.2 million from the first quarter of 1997. The increase from the prior year's quarter was primarily the result of favorable increases in average earning assets over increases in average interest-bearing funds between the periods, stemming primarily from $200 million in proceeds received from Trust Preferred Securities issued and sold in March 1997.

NET INTEREST INCOME CHANGES (1)

                                                                                          THREE MONTHS ENDED
                                                                                         MARCH 31, 1998 VS 1997
                                                                                   ----------------------------------
                                                                                     DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                                                                        RATE      VOLUME      CHANGE
=====================================================================================================================

Interest Income:
   Loans, Including Fees                                                              $  323     $ 4,721    $ 5,044
   Securities Available for Sale                                                         836       1,933      2,769
   Time Deposits with Other Banks                                                        173       3,777      3,950
   Federal Funds Sold and Reverse
    Repurchase Agreements                                                                290      (2,258)    (1,968)
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                                                                  1,622       8,173      9,795

Interest Expense:
   Interest-Bearing Deposits                                                              67       1,340      1,407
   Federal Funds Purchased and
      Repurchase Agreements                                                               70       2,111      2,181
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                                                                6           1          7
   Long-Term Debt                                                                          -           -          -
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                                                   143       3,452      3,595
=====================================================================================================================

Net Interest Income                                                                   $1,479     $ 4,721    $ 6,200

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                               MARCH 31, 1998                        MARCH 31, 1997
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                            $2,836,563     $55,522      7.94 %    $2,610,300    $50,478       7.84 %
  Securities Available for Sale (3)                     1,396,095      21,447      6.23       1,268,231     18,678       5.97
  Time Deposits with Other Banks                          459,421       5,968      5.27         167,760      2,018       4.88
  Federal Funds Sold and Reverse Repurchase Agreements    349,729       4,819      5.59         514,552      6,787       5.35
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned        5,041,808      87,756      7.06       4,560,843     77,961       6.93

  Reserve for Loan Losses                                 (52,446)                              (63,683)
  Cash and Due from Banks                                 155,630                               163,955
  Other Assets                                            355,346                               361,080

==============================================================================================================================
  Total Assets                                         $5,500,338                            $5,022,195

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                            $3,175,472     $29,786      3.80 %    $3,114,964    $28,379       3.69 %
  Federal Funds Purchased and Repurchase Agreements       385,756       4,876      5.13         218,385      2,695       5.00
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                            16,941         217      5.19          16,873        210       5.05
  Long-Term Debt                                          191,525       4,368      9.25         191,525      4,368       9.25
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid  3,769,694      39,247      4.22       3,541,747     35,652       4.08

  Demand Deposits                                         850,627                               811,351
  Other Liabilities                                        63,351                                50,168
  Minority Interest in Preferred Stock of Subsidiaries    350,000                               194,444
  Stockholders' Equity                                    466,666                               424,485

==============================================================================================================================
  Total Liabilities, Minority Interest and
     Stockholders' Equity                              $5,500,338                            $5,022,195

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                      $48,509      2.84 %                  $42,309       2.85 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.90 %                                3.76 %

[FN]

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST INCOME

Noninterest income for the first quarter of 1998 totaled $28.1 million, a 43% increase of $8.5 million above $19.6 million for the same period a year earlier. Excluding $5.3 million of nonrecurring securities gains, noninterest income during the first quarter of 1998 was $22.8 million, up $3.2 million or 16% from a year ago, primarily due to continued growth in income related to fees from trust and investment advisory services.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1998 was $47.4 million compared to $43.8 million reported in the first quarter of 1997, up $3.6 million due primarily to increased salary and performance-based compensation expense and costs associated with improvements in the Corporation's information technologies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.42 billion at March 31, 1998, compared to $1.67 billion at year-end 1997, and $1.55 billion at March 31, 1997. The current quarter's activity included purchases of securities available for sale totaling $1.65 billion, which were more than offset by maturities and sales of securities available for sale totaling $1.26 billion and $652.6 million, respectively. The weighted-average maturities and yields for the portfolio, adjusted for anticipated prepayments, were approximately 2.0 years and 5.95%, respectively, at March 31, 1998.

                                       MARCH 31, 1998                    MARCH 31, 1997                DECEMBER 31, 1997
                               --------------------------------  ------------------------------ --------------------------------
                                 AMORTIZED        MARKET/          AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE            COST         BOOK VALUE           COST        BOOK VALUE         COST         BOOK VALUE
================================================================================================================================
(In thousands)

U.S. Treasury Securities           $  404,512       $  404,382       $  962,302     $  951,296       $  504,990      $  506,721
Government Agencies Securities        769,245          769,194          571,512        569,086          966,277         966,456
Mortgage-Backed Securities            204,906          204,723            1,907          1,900          156,997         157,026
Other Securities                       39,689           42,043           29,315         29,315           41,150          42,347
================================================================================================================================

Total                              $1,418,352       $1,420,342       $1,565,036     $1,551,597       $1,669,414      $1,672,550


LOANS

At March 31, 1998, total loans outstanding amounted to $2.87 billion, decreasing $15.1 million from the December 31, 1997 total of $2.88 billion. The decrease in loans from December 31, 1997, was primarily attributed to decreases in real estate-commercial/construction loans of $14.5 million, residential mortgage loans of $22.6 million, consumer loans of $12.3 million, and foreign loans of $15.4 million, mostly offset by an increase of $53.8 million in commercial and financial loans.

                                                         MARCH 31,            MARCH 31,          DECEMBER 31,
(IN THOUSANDS)                                             1998                 1997                 1997
================================================================================================================

Commercial and Financial                                   $  583,733          $  410,955            $  529,894
Real Estate - Commercial/Construction                         395,464             327,775               410,011
Residential Mortgage                                        1,133,915           1,213,237             1,156,493
Home Equity                                                   314,451             286,239               317,669
Consumer                                                       66,602              73,815                78,932
Foreign                                                       374,246             271,460               389,632
----------------------------------------------------------------------------------------------------------------

Loans                                                       2,868,411           2,583,481             2,882,631

Unamortized Premium (Unearned
        Discount/Net Deferred Fees)                               834               3,424                 1,742
================================================================================================================

Total Loans                                                $2,869,245          $2,586,905            $2,884,373

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $16.5 million at March 31, 1998, a $7.5 million (83%) increase from the year-end 1997 total of $9.0 million and a $17.8 million (52%) decrease from the March 31, 1997 total. The increase from year-end 1997 was primarily due to the addition of a commercial real estate loan for $9.8 million, partially offset by paydowns and sales of 2.0 million and charge-offs of $341 thousand. The increase in nonaccrual loans from year-end was due to the aforementioned commercial real estate loan for $9.8 million, partially offset by paydowns of $1.3 million. The decrease in other real estate owned, net of reserves, during the first three months of 1998 was the result of paydowns and sales of $715 thousand and charge-offs of $300 thousand.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist predominantly of residential real estate and consumer loans that are well-secured and in the process of collection and that are accruing interest. Past-due loans increased $4.1 million during the first three months of 1998 to $11.4 million, and increased $7.0 million from March 31, 1997. These increases were predominately residential, single-family past-due loans. At March 31, 1998, the Corporation had identified $246 thousand in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. These loans consisted entirely of domestic consumer loans.


NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                     MARCH 31,         MARCH 31,       DECEMBER 31,
(IN THOUSANDS)                                                          1998             1997              1997
======================================================================================================================

NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                                       $12,314          $ 6,785           $ 3,793
Renegotiated Loans (2)                                                          85              120               101
Other Real Estate Owned, Net                                                 4,062           27,320             5,076
======================================================================================================================

Total Nonperforming Assets                                                 $16,461          $34,225           $ 8,970

PAST-DUE LOANS (3)                                                         $11,412          $ 4,437           $ 7,279

[FN]

(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans do not include $9.8 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $3.99 billion at March 31, 1998, decreasing $308.8 million (7%) from the December 31, 1997 deposit total. The decrease from the year-end balance was almost entirely due to decreases in money market deposit accounts of $110.0 million, demand deposits of $121.2 million, and savings and NOW accounts of $65.3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $101.5 million, or 29%, from the year-end 1997 balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The increase in short-term borrowings from year-end was primarily due to increases in repurchase agreements, which are a funding vehicle for the Corporation. Short-term borrowings are used to help the Corporation generate cash and maintain adequate levels of liquidity.

                                                                MARCH 31,           MARCH 31,          DECEMBER 31,
(IN THOUSANDS)                                                    1998                 1997                1997
============================================================ ============= ==== =============== === ================
Federal Funds Purchased and Repurchase Agreements                $433,160             $237,129             $327,579
U.S. Treasury Demand Notes and Other Borrowed Funds                20,830               21,024               24,929
------------------------------------------------------------ ------------- ---- --------------- --- ----------------
Total Short-Term Borrowings                                       453,990              258,153              352,508

Subordinated Debentures due 2009                                   66,525               66,525               66,525
Subordinated Notes due 2006                                       125,000              125,000              125,000
------------------------------------------------------------ ------------- ---- --------------- --- ----------------
Total Long-Term Debt                                              191,525              191,525              191,525
============================================================ ============= ==== =============== === ================

Total Short-Term Borrowings and Long-Term Debt                   $645,515             $449,678             $544,033


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At March 31, 1998, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.47 billion (44% of total assets). This compares with $2.65 billion (45%) at December 31, 1997, and $2.42 billion (46%) at March 31, 1997. This consistent liquidity position is maintained by a stable source of funds from the Corporation's core deposit relationships. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at March 31, 1998 was $474.5 million, an increase of $11.3 million from the year-end 1997 total and up $52.3 million from March 31, 1997. The increase from year-end 1997 was the result of net earnings of $15.6 million, partially offset by dividends on preferred and common stock of $4.2 million in the aggregate. Book value per common share was $12.40 as of March 31, 1998 compared to $12.04 at year-end 1997 and $10.77 at March 31, 1997. Below are the capital ratios of the Corporation and its banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at March 31, 1998 and 1997, and December 31, 1997.


                                                      MARCH 31,       MARCH 31,      DECEMBER 31,      REQUIRED
                                                         1998            1997            1997          MINIMUMS
====================================================================================================================

RIGGS NATIONAL CORPORATION:
     Tier I                                             18.91%          19.93%          18.45%          4.00%
     Combined Tier I and Tier II                        31.84           35.50           31.52           8.00
     Leverage                                           11.33           11.16           11.15           4.00

RIGGS BANK N.A.:
     Tier I                                             13.02           15.05           14.35           4.00
     Combined Tier I and Tier II                        14.28           16.32           15.60           8.00
     Leverage                                            8.08            8.39            8.64           4.00

RIGGS NATIONAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

The Corporation manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of March 31, 1998 are shown in the table below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 36-month time period.

At March 31, 1998, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 6%. The results of the simulation for March 31, 1998 indicated that the Corporation maintained an asset sensitive position, and was well insulated against interest rates moving significantly in either direction.

In managing the Corporation's interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps, caps, floors, collars, futures, and options. Financial derivatives are employed to assist in the management and/or reduction of the interest-rate risk of the Corporation, and can effectively alter the sensitivity of segments of the statement of condition for specified periods of time. All of these instruments are considered off-balance-sheet, as they do not materially affect the level of assets or liabilities of the Corporation. Along with the financial derivative instruments mentioned above, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings. Interest-rate risk management strategies are discussed and approved by ALCO prior to implementation.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                               MOVEMENTS IN INTEREST RATES FROM MARCH 31, 1998
==================================================== =====================================================================
                                                        SIMULATED IMPACT OVER NEXT         SIMULATED IMPACT OVER NEXT
                                                               TWELVE MONTHS                    THIRTY-SIX MONTHS
---------------------------------------------------- ---------------------------------- ----------------------------------
(IN THOUSANDS)                                            +100BP           -100BP            +300BP           -300BP
---------------------------------------------------- ----------------- ---------------- ----------------- ----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                       1.8 %           (1.0)%             5.4 %           (1.6)%

  Net Interest Income Increase/(Decrease)                  $  3,340         $ (1,791)         $ 31,029         $ (9,255)

[FN]

(1)-Key Assumptions:
Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:
1. Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2. Interest rate scenarios which are generated by ALCO for the "most likely" scenario and are dictated by policy for the alternative scenarios.
3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4. Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5. Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6. Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED

SENSITIVITY TO MARKET RISK, CONTINUED

Management finds that the methodologies discussed above provide a meaningful representation of the Corporation's interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect net interest income. Management believes its current interest-rate sensitivity level is appropriate, considering the Corporation's economic outlook and conservative approach taken in the review and monitoring of the Corporation's sensitivity position. No material changes have taken place since December 31, 1997.

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at March 31, 1998 and 1997, and December 31, 1997 are detailed in the table below. At December 31, 1997, the Corporation's financial derivative instruments included a $200 million (notional principal balance) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates that entailed the receipt of a fixed rate and payment of a floating rate. This swap agreement, which was due to mature in July 1998, was terminated by the Corporation in March 1998 with an aggregate net interest expense of $368 thousand recognized in 1998.


                                                                   CONTRACTUAL OR NOTIONAL VALUE
                                                           -----------------------------------------------
                                                             MARCH 31,       MARCH 31,     DECEMBER 31,
                                                                1998           1997            1997
==========================================================================================================

Commitments to Extend Credit                                     $959,673        $870,009        $873,794

Letters of Credit                                                 147,977         138,807         132,770

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                 $130,009        $ 78,426        $111,215
         Commitments to Sell                                      211,092         177,414         190,324
    Interest-Rate Swap Agreements                                  86,916         350,511         351,489
    Interest-Rate Option Contracts:
         Corridors                                                     --         100,000              --
         Caps                                                         656             635             642

The Corporation's interest-rate swap and options contract activity for the quarter ended March 31, 1998, is as follows:

                                                BALANCE                                                       BALANCE
                                              DECEMBER 31,                                                   MARCH 31,
                                                 1997         ADDITIONS     MATURITIES     TERMINATIONS        1998
================================= ==== === ================ ============= ============= ================= =============

Interest-Rate Swaps:
     Receive fixed/pay variable                   $250,000      $     --      $     --          $250,000      $     --
     Receive variable/pay fixed                     50,000            --        25,000                --        25,000
     For Customers                                  52,131        10,441            --                --        62,572
================================= ==== === ================ ============= ============= ================= =============

Total                                             $352,131      $ 10,441      $ 25,000          $250,000      $ 87,572


      -------------------------------------------------------------------

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTAINS FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT INVOLVE RISK AND UNCERTAINTY. IN ORDER TO COMPLY WITH THE TERMS OF THE SAFE HARBOR, THE CORPORATION NOTES THAT A VARIETY OF FACTORS COULD CAUSE THE CORPORATION'S ACTUAL RESULTS AND EXPERIENCES TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE CORPORATION'S FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CERTAIN RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT, GROWTH PROJECTIONS AND RESULTS OF THE CORPORATION'S BUSINESS SUCH AS, THE GROWTH OF THE ECONOMY, INTEREST RATE MOVEMENTS, TIMELY DEVELOPMENT BY THE CORPORATION OF TECHNOLOGY ENHANCEMENTS FOR ITS PRODUCTS AND OPERATING SYSTEMS, THE IMPACT OF COMPETITIVE PRODUCTS, SERVICES AND PRICING, CUSTOMER BUSINESS REQUIREMENTS, CONGRESSIONAL LEGISLATION AND SIMILAR MATTERS. READERS OF THIS REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO INFLUENCE BY THE NAMED RISK FACTORS AND UNANTICIPATED FUTURE EVENTS. ACTUAL RESULTS, ACCORDINGLY, MAY DIFFER MATERIALLY FROM MANAGEMENT EXPECTATIONS.

RIGGS NATIONAL CORPORATION
EXHIBITS AND SIGNATURES

                           PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (A)    EXHIBITS
               --------
                  The following exhibit is furnished to this Form 10-Q:

                  (27)     Financial Data Schedule


        (B)    REPORTS ON FORM 8-K
               -------------------
                  On March 31, 1998, the Corporation filed a Form 8-K regarding its Form 10-K for the fiscal year ended December 31, 1997, filed March 20, 1998, to include the Consent of Independent Accountants, Exhibit 23.






                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of
      1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


 Date:       May 8, 1998                           /s/ TIMOTHY C. COUGHLIN
      --------------------------               --------------------------------
                                                      Timothy C. Coughlin
                                                            President






Date:       May 8, 1998                                /s/ JOHN L. DAVIS
     ---------------------------               --------------------------------
                                                          John L. Davis
                                                     Chief Financial Officer
                                                    (Principal Financial and
                                                        Accounting Officer)

                                INDEX TO EXHIBITS


    EXHIBIT
      NO.                            DESCRIPTION
=============== ===============================================================

     (27)       Financial Data Schedule

Exhibits omitted are not required or not applicable.