Form 10-Q
period 1998-06-30
RIGGS NATIONAL CORP
filed 1998-08-06
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 0-9756

                           RIGGS NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  52-1217953
         -------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

             1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C. 20005
             -------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $2.50 PAR VALUE                          30,643,547  SHARES
  -----------------------------                  -------------------------------
       (Title of Class)                          (Outstanding at August 4, 1998)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          PAGE NO.


Item 1.  Financial Statements-Unaudited

           Consolidated Statements of Income
           Three and six months ended June 30, 1998 and 1997                  3

           Consolidated Statements of Condition
           June 30, 1998 and 1997, and December 31, 1997                      4

           Consolidated Statements of Changes in Stockholders' Equity
           Six months ended June 30, 1998 and 1997                            5

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1998 and 1997                            6

           Notes to the Consolidated Financial Statements                   7-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-15


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16-17


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                 None

Item 2.  Change in Securities                                              None

Item 3.  Defaults Upon Senior Securities                                   None

Item 4.  Submission of Matters to a Vote of Security Holders              18-19

Item 5.  Other Information                                                 None

Item 6.  Exhibits and Reports on Form 8-K                                    19


Signatures                                                                   19

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            JUNE 30,                      JUNE 30,
                                                                       -----------------------------------------------------------

                                                                               1998           1997           1998          1997
==================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                $ 57,136       $ 51,148      $112,396       $101,352
  Interest on Securities Available for Sale                                   17,926         22,102        38,811         40,162
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                           8,648          2,094        14,616          4,112
      Federal Funds Sold and Reverse Repurchase Agreements                     3,358          7,776         8,177         14,563
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                       12,006          9,870        22,793         18,675
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Income                                                       87,068         83,120       174,000        160,189

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                 1,361          1,625         2,735          3,344
      Money Market Deposit Accounts                                           10,179         12,887        22,090         25,145
      Time Deposits in Domestic Offices                                       10,213          8,662        19,211         17,539
      Time Deposits in Foreign Offices                                         8,479          6,608        15,982         12,133
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  30,232         29,782        60,018         58,161
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                        4,845          3,122         9,721          5,817
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                 261            255           478            465
      Long-Term Debt                                                           4,368          4,368         8,736          8,736
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                   9,474          7,745        18,935         15,018
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                      39,706         37,527        78,953         73,179
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                         47,362         45,593        95,047         87,010
  Less:  Provision for Loan Losses                                                 -              -             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         47,362         45,593        95,047         87,010

NONINTEREST INCOME
  Trust and Investment Advisory Income                                        11,904          8,788        23,024         17,434
  Service Charges and Fees                                                     9,663          9,329        18,757         18,017
  Other Noninterest Income                                                     2,203          2,815         4,802          5,120
  Securities Gains, Net                                                        1,457            157         6,781            159
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    25,227         21,089        53,364         40,730

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                              21,076         18,673        41,715         37,450
  Occupancy, Net                                                               4,361          5,002         8,878          9,418
  Data Processing Services                                                     3,891          4,710         9,157          9,338
  Furniture and Equipment                                                      2,462          2,328         5,024          4,489
  Other Real Estate Owned Expense (Income), Net                                   13            107           (38)           (40)
  Other Noninterest Expense                                                   15,267         14,840        29,742         28,817
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   47,070         45,660        94,478         89,472
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                   25,519         21,022        53,933         38,268
  Applicable Income Tax Expense                                                5,987          5,454        13,779          9,523
  Minority Interest in Income of Subsidiaries, Net of Taxes                    4,986          4,932         9,973          7,643
==================================================================================================================================
  NET INCOME                                                                  14,546         10,636        30,181         21,102

  Dividends on Preferred Stock                                                (2,687)        (2,687)       (5,375)        (5,375)
==================================================================================================================================
  Net Income Available for Common Stock                                     $ 11,859       $  7,949      $ 24,806       $ 15,727

EARNINGS PER COMMON SHARE-Basic                                             $    .39       $    .26      $    .81       $    .52
                          Diluted                                           $    .37            .25           .78            .50

DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                $    .05       $    .05      $    .10       $    .10

                                      -3-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                        JUNE 30,          JUNE 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                 1998             1997              1997
===================================================================================================================================

ASSETS
  Cash and Due from Banks                                                         $  151,348        $  168,989       $  186,091
  Money Market Assets:
      Time Deposits with Other Banks                                                 745,385           182,797          241,813
      Federal Funds Sold and Reverse Repurchase Agreements                           265,000           620,000          549,000
---------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                        1,010,385           802,797          790,813

  Securities Available for Sale (at Market Value)                                  1,163,627         1,439,878        1,672,550

  Loans                                                                            3,149,932         2,650,965        2,884,373
  Reserve for Loan Losses                                                            (52,235)          (63,856)         (52,381)
---------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                        3,097,697         2,587,109        2,831,992

  Premises and Equipment, Net                                                        183,878           166,358          165,377
  Accrued Interest Receivable                                                         39,239            37,631           38,209
  Other Real Estate Owned, Net                                                         2,569            23,504            5,076
  Other Assets                                                                       143,520           139,744          156,318
==================================================================================================================================
  Total                                                                           $5,792,263        $5,366,010       $5,846,426

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                             $  943,011        $  912,304       $  982,865
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                       339,385           391,193          436,337
      Money Market Deposit Accounts                                                1,331,041         1,471,785        1,492,842
      Time Deposits in Domestic Offices                                            1,050,904           809,258          867,772
      Time Deposits in Foreign Offices                                               599,340           478,123          518,102
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  3,320,670         3,150,359        3,315,053
---------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   4,263,681         4,062,663        4,297,918

  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                              423,678           253,520          327,579
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                      27,014            26,522           24,929
---------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                        450,692           280,042          352,508

  Other Liabilities                                                                   49,916            46,136          191,293
  Long-Term Debt                                                                     191,525           191,525          191,525
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                4,955,814         4,580,366        5,033,244

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                        350,000           350,000          350,000
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at June 30, 1998 and 1997, and
          December 31, 1997;  Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - 4,000,000 shares
          at June 30, 1998 and 1997, and December 31, 1997                             4,000             4,000            4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 1998 and 1997, and
          December 31, 1997
      Shares Issued - 31,523,544 at June 30, 1998, 31,316,811 at
          June 30, 1997 and 31,461,786 at December 31, 1997                           78,809            78,292           78,654
  Surplus - Preferred Stock                                                           91,192            91,192           91,192
  Surplus - Common Stock                                                             159,956           157,382          159,160
  Undivided Profits                                                                  174,481           131,372          152,732
  Accumulated Other Comprehensive Income (Loss)                                        1,734            (2,871)           1,167
  Treasury Stock - 900,798 shares at June 30, 1998 and 1997, and
         December 31, 1997                                                           (23,723)          (23,723)         (23,723)
---------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                         486,449           435,644          463,182
===================================================================================================================================
  Total                                                                           $5,792,263        $5,366,010       $5,846,426

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED     COMMON                             ACCUMULATED
                                         STOCK       STOCK                                 OTHER                         TOTAL
                                         $1.00       $2.50                 UNDIVIDED   COMPREHENSIVE     TREASURY    STOCKHOLDERS'
                                          PAR         PAR       SURPLUS     PROFITS    INCOME (LOSS)      STOCK          EQUITY
------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1996               $  4,000   $ 78,183    $248,252   $118,682        $     382     $(23,723)        $425,776

Comprehensive Income:
   Net Income                                                                21,102                                       $ 21,102
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Loss on Securities
      Available for Sale, Net of
      Reclassification Adjustments                                                            (1,909)                       (1,909)
    Foreign Exchange
      Translation Adjustments                                                                 (1,344)                       (1,344)
                                                                                                                   -----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          (3,253)
                                                                                                                   =================
Total Comprehensive Income                                                                                                $ 17,849

Issuance of Common Stock for
  Stock Option Plans, 43,467 Shares                      109         322                                                       431

Cash Dividends -
  Series B Preferred Stock,
   $1.34375 per Share                                                        (5,375)                                        (5,375)
  Common Stock, $.10 per Share                                               (3,037)                                        (3,037)
===================================================================================================================================

Balance, June 30, 1997                   $  4,000   $ 78,292    $248,574   $131,372        $  (2,871)    $(23,723)        $435,644



Balance, December 31, 1997               $  4,000   $ 78,654    $250,352   $152,732        $   1,167     $(23,723)        $463,182

Comprehensive Income:
   Net Income                                                                30,181                                       $ 30,181
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain on Securities
      Available for Sale, Net of
      Reclassification Adjustments                                                               581                           581
    Foreign Exchange
      Translation Adjustments                                                                    (14)                          (14)
                                                                                                                   -----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                             567
                                                                                                                   =================
Total Comprehensive Income                                                                                               $  30,748

Issuance of Common Stock for
  Stock Option Plans, 61,758 Shares                      155         796                                                       951

Cash Dividends -
  Series B Preferred Stock,
   $1.34375 per Share                                                        (5,375)                                        (5,375)
  Common Stock, $.10 per Share                                               (3,057)                                        (3,057)
===================================================================================================================================

Balance, June 30, 1998                   $  4,000   $ 78,809    $251,148   $174,481        $   1,734     $(23,723)        $486,449

[FN]

(1) - See Note 3, "New Financial Accounting Standards," for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)                                                                                        SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                -----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      1998          1997
=============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                       $    30,181    $    21,102
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                             -              -
     Provision for Other Real Estate Owned Writedowns                                                    500            282
     Depreciation Expense and Amortization of Leasehold Improvements                                   5,684          5,751
     Gains on Sale of Securities Available for Sale                                                   (6,781)          (159)
     Gains on Sale of Other Real Estate Owned                                                           (434)          (199)
     Increase in Accrued Interest Receivable                                                          (1,030)        (7,589)
     Decrease in Other Assets                                                                         12,485          4,042
     Decrease in Other Liabilities                                                                  (141,377)       (15,746)
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                 (130,953)       (13,618)
-----------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided By Operating Activities                                               (100,772)         7,484
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits with Other Banks                                         (503,572)        98,329
  Principal Collections and Maturities of Securities Available for Sale                            2,567,232      3,299,265
  Proceeds from Sales of Securities Available for Sale                                               937,074         99,898
  Purchases of Securities Available for Sale                                                      (2,987,708)    (3,679,332)
  Net Increase in Loans                                                                             (265,858)       (13,431)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                     2,442          4,600
  Net Increase in Premises and Equipment                                                             (24,185)        (6,035)
  Other, Net                                                                                             152           (396)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                               (274,423)      (197,102)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                          (298,607)       (78,667)
    Time Deposits                                                                                    264,370         90,647
    Federal Funds Purchased and Repurchase Agreements                                                 96,099         16,354
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                         2,085          8,454
  Proceeds from the Issuance of Common Stock                                                             951            431
  Proceeds from Preferred Stock of Subsidiaries                                                            -        200,000
  Dividend Payments - Preferred                                                                       (5,375)        (5,375)
                    - Common                                                                          (3,057)        (3,037)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                             56,466        228,807
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                          (14)        (1,344)
-----------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                                (318,743)        37,845
Cash and Cash Equivalents at Beginning of Period                                                     735,091        751,144
=============================================================================================================================
Cash and Cash Equivalents at End of Period                                                       $   416,348    $   788,989


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                   $         -    $        82

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                      $    77,249    $    72,517
  Income Tax Payments                                                                                  8,067          3,790

                                      -6-

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first six months of 1998 are not necessarily indicative of the results to be expected for the full 1998 year.

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


                                                              SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30, 1998                      JUNE 30, 1997
                                                     ---------------------------------- ----------------------------------
                                                          BASIC            DILUTED           BASIC            DILUTED
                                                           EPS               EPS              EPS               EPS
                                                     ----------------- ---------------- ----------------- ----------------

Net Income                                                   $30,181          $30,181           $21,102          $21,102
Dividends on Preferred Stock                                  (5,375)          (5,375)           (5,375)          (5,375)
                                                     ----------------- ---------------- ----------------- ----------------
Income Available to Common Shareholders                      $24,806          $24,806           $15,727          $15,727

Weighted-Average Shares Outstanding                       30,581,020       30,581,020        30,376,884       30,376,884
Weighted-Average Dilutive Effect
   of Stock Option Plans                                         n/a        1,111,997               n/a        1,080,191
                                                     ----------------- ---------------- ----------------- ----------------
Adjusted Weighted-Average Shares Outstanding              30,581,020       31,693,017        30,376,884       31,457,075

BASIC EPS                                                    $   .81                            $   .52
DILUTED EPS                                                                   $   .78                            $   .50


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

NOTE 3. NEW FINANCIAL ACCOUNTING STANDARDS, CONTINUED

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                  BEFORE-TAX       TAX
                                                                                     AMOUNT     (EXPENSE)/    NET-OF-TAX
                                                                                                  BENEFIT        AMOUNT
================================================================================ ============== ============= =============
SIX MONTHS ENDED JUNE 30, 1998:
Foreign Currency Translation Adjustments                                              $   (22)      $     8      $    (14)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                               7,675        (2,686)        4,989
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                (6,781)        2,373        (4,408)
--------------------------------------------------------------------------------- ------------- ------------- -------------
  Net Unrealized Gains (Losses)                                                           894          (313)          581
================================================================================= ============= ============= =============
Other Comprehensive Income (Loss)                                                     $   872       $  (305)     $    567

SIX MONTHS ENDED JUNE 30, 1997:
Foreign Currency Translation Adjustments                                              $(2,068)      $   724      $ (1,344)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                              (2,778)          972        (1,806)
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                  (159)           56          (103)
--------------------------------------------------------------------------------- ------------- ------------- -------------
  Net Unrealized Gains (Losses)                                                        (2,937)        1,028        (1,909)
================================================================================= ============= ============= =============
Other Comprehensive Income (Loss)                                                     $(5,005)      $ 1,752      $ (3,253)


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                             FOREIGN        UNREALIZED      ACCUMULATED
                                                                            CURRENCY        GAIN/(LOSS)        OTHER
                                                                           TRANSLATION         ON          COMPREHENSIVE
                                                                           ADJUSTMENTS      SECURITIES      INCOME (LOSS)
======================================================================== ================ ============== ==================
SIX MONTHS ENDED JUNE 30, 1998:
Balance, December 31, 1997                                                      $  (872)       $ 2,039            $ 1,167
Current-Period Change                                                               (14)           581                567
======================================================================== ================ ============== ==================
Balance, June 30, 1998                                                          $  (886)       $ 2,620            $ 1,734

SIX MONTHS ENDED JUNE 30, 1997:
Balance, December 31, 1996                                                      $ 1,111        $  (729)           $   382
Current-Period Change                                                            (1,344)        (1,909)            (3,253)
======================================================================= ================ =============== =================
Balance, June 30, 1997                                                          $  (233)       $(2,638)           $(2,871)



SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Corporation's management to allocate resources and measure performance. The Corporation is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Corporation is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Corporation for the year ended December 31, 1998, and quarterly beginning in 1999, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Corporation does not anticipate any material impact from the implementation of SFAS No. 131.
                                      -8-

NOTE 3. NEW FINANCIAL ACCOUNTING STANDARDS, CONTINUED

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 will require the Corporation to record derivative instruments, such as interest-rate swap agreements on the Consolidated Statement of Condition as assets or liabilities, measured at fair value. Currently the Corporation treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Corporation on January 1, 2000. The impact to the Corporation's financial position of implementing SFAS No. 133 has yet to be determined.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the second quarter of 1998 was $14.5 million compared with the prior year's second quarter net income of $10.6 million, an increase of $3.9 million. Earnings per diluted share increased by $.12 to $.37 from $.25 for the same period. Second quarter results in 1998 were favorably impacted by $1.5 million of nonrecurring securities gains.

For the first half of 1998, the Corporation had net income of $30.2 million, or $.78 per diluted share, compared with net income of $21.1 million, or $.50 per diluted share, for the first half of 1997. The increase was due to $8.0 million of increased net interest income in the first half of 1998 from increased loan volume, a $5.6 million increase in trust and investment advisory income, and $6.8 million of nonrecurring securities gains realized in 1998. These increases were partially offset by $5.0 million of increased noninterest expense and a $4.3 million increase in income tax expense.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $48.1 million in the second quarter of 1998, increasing $1.5 million from the second quarter of 1997. Net interest income on a tax-equivalent basis was $96.6 million for the first half of 1998, compared with $88.9 million for the same period in 1997. The increases from the prior year's quarter and the year-to-date period were primarily the result of favorable increases in average earning assets over increases in average interest-bearing funds between the periods. The increase in average loans outstanding for the second quarter of 1998 versus the same period in 1997 was the primary factor for the increase in average earning assets in the second quarter of 1998 over the prior year's second quarter. The increase in average earning assets over increases in average interest-bearing funds between the six months ended June 30, 1998 and 1997 was enhanced by the $200 million in proceeds received from Trust Preferred Securities issued and sold in March 1997.


NET INTEREST INCOME CHANGES (1)

                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              JUNE 30, 1998 VS 1997                      JUNE 30, 1998 VS 1997
                                        ----------------------------------         ----------------------------------
                                          DUE TO     DUE TO      TOTAL               DUE TO     DUE TO      TOTAL
(IN THOUSANDS)                             RATE      VOLUME      CHANGE               RATE      VOLUME      CHANGE
=====================================================================================================================

Interest Income:
   Loans, Including Fees                  $(1,347)    $ 7,313    $ 5,966             $  (661)    $11,677    $11,016
   Securities Available for Sale             (286)     (4,169)    (4,455)                591      (2,235)    (1,644)
   Time Deposits with Other Banks             258       6,296      6,554                 453      10,051     10,504
   Federal Funds Sold and Reverse
    Repurchase Agreements                      14      (4,432)    (4,418)                296      (6,682)    (6,386)
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                      (1,361)      5,008      3,647                 679      12,811     13,490

Interest Expense:
   Interest-Bearing Deposits                  551        (101)       450               1,385         472      1,857
   Federal Funds Purchased and
      Repurchase Agreements                  (119)      1,842      1,723                 (44)      3,948      3,904
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                     3           3          6                   9           4         13
   Long-Term Debt                               -           -          -                   -           -          -
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                        435       1,744      2,179               1,350       4,424      5,774
=====================================================================================================================

Net Interest Income                       $(1,796)    $ 3,264    $ 1,468             $  (671)    $ 8,387    $ 7,716

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                JUNE 30, 1998                        JUNE 30, 1997
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                            $2,972,175     $57,397      7.75 %    $2,595,627    $51,431       7.95 %
  Securities Available for Sale (3)                     1,208,352      18,412      6.11       1,480,941     22,867       6.19
  Time Deposits with Other Banks                          621,730       8,648      5.58         167,154      2,094       5.02
  Federal Funds Sold and Reverse Repurchase Agreements    240,512       3,358      5.60         557,822      7,776       5.59
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned        5,042,769      87,815      6.98       4,801,544     84,168       7.03

  Reserve for Loan Losses                                 (52,295)                              (63,675)
  Cash and Due from Banks                                 148,046                               158,559
  Other Assets                                            354,789                               362,296

==============================================================================================================================
  Total Assets                                         $5,493,309                            $5,258,724

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                            $3,151,605     $30,232      3.85 %    $3,162,643    $29,782       3.78 %
  Federal Funds Purchased and Repurchase Agreements       396,418       4,845      4.90         246,040      3,122       5.09
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                            20,054         261      5.22          19,826        255       5.16
  Long-Term Debt                                          191,525       4,368      9.15         191,525      4,368       9.15
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid  3,759,602      39,706      4.24       3,620,034     37,527       4.16

  Demand Deposits                                         835,962                               807,381
  Other Liabilities                                        71,328                                55,339
  Minority Interest in Preferred Stock of Subsidiaries    350,000                               350,000
  Stockholders' Equity                                    476,417                               425,970

===============================================================================================================================
  Total Liabilities, Minority Interest and
     Stockholders' Equity                              $5,493,309                            $5,258,724

===============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                      $48,109      2.74 %                  $46,641       2.87 %

===============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.83 %                                3.90 %

[FN]

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST INCOME

Noninterest income for the second quarter of 1998 totaled $25.2 million, a 19% increase of $4.1 million from $21.1 for the same period a year earlier. Excluding the $1.5 million of securities gains, noninterest income during the second quarter of 1998 was $23.7 million, up $2.8 million or 14% from a year ago, due primarily to continued growth in income related to trust and investment advisory services.

Noninterest income for the first six months of 1998 totaled $53.4 million, a 31% increase of $12.7 million above $40.7 million for the same period a year earlier. Excluding $6.8 million of nonrecurring securities gains, noninterest income for the six months ended June 30, 1998 was $46.6 million, up $6.0 million or 15% from a year ago, due primarily to the aforementioned growth in income from trust and investment advisory services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                              SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30, 1998                        JUNE 30, 1997
                                                      ----------------------------------   -----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                AVERAGE       INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE       BALANCE       EXPENSE      RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                            $2,904,744    $112,921      7.84 %    $2,602,923   $101,905       7.89 %
  Securities Available for Sale (3)                     1,301,705      39,874      6.18       1,375,174     41,518       6.09
  Time Deposits with Other Banks                          541,023      14,616      5.45         167,455      4,112       4.95
  Federal Funds Sold and Reverse Repurchase Agreements    294,819       8,177      5.59         536,306     14,563       5.48
-------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned        5,042,291     175,588      7.02       4,681,858    162,098       6.98

  Reserve for Loan Losses                                 (52,370)                              (63,679)
  Cash and Due from Banks                                 151,817                               161,242
  Other Assets                                            355,066                               361,692

===============================================================================================================================
  Total Assets                                         $5,496,804                            $5,141,113

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                            $3,163,472    $ 60,018      3.83 %    $3,138,935   $ 58,161       3.74 %
  Federal Funds Purchased and Repurchase Agreements       391,117       9,721      5.01         232,289      5,817       5.05
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                            18,506         478      5.21          18,357        465       5.11
  Long-Term Debt                                          191,525       8,736      9.20         191,525      8,736       9.20
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid  3,764,620      78,953      4.23       3,581,106     73,179       4.12

  Demand Deposits                                         843,254                               809,355
  Other Liabilities                                        67,362                                52,768
  Minority Interest in Preferred Stock of Subsidiaries    350,000                               272,652
  Stockholders' Equity                                    471,568                               425,232

===============================================================================================================================
  Total Liabilities, Minority Interest and
     Stockholders' Equity                              $5,496,804                            $5,141,113

===============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                     $ 96,635      2.79 %                 $ 88,919       2.86 %

===============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.86 %                                3.83 %

[FN]

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1998 was $47.1 million, up 3% from the $45.7 million reported in the second quarter of 1997. The increase was due primarily to an increase in performance-based compensation expense. Noninterest expense for the six months ended June 30, 1998 was $94.5 million compared to $89.5 million reported in the first six months of 1997, a $5.0 million increase due primarily to additional salary and performance-based compensation expense and costs associated with improvements in the Corporation's information technologies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.16 billion at June 30, 1998, compared to $1.67 billion at year-end 1997, and $1.44 billion at June 30, 1997. The activity for the first six months included purchases of securities available for sale totaling $2.99 billion, which were more than offset by maturities and sales of securities available for sale totaling $2.57 billion and $937.1 million, respectively. The weighted-average maturities and yields for the portfolio, adjusted for anticipated prepayments, were approximately 2.1 years and 5.86%, respectively, at June 30, 1998.


                                        JUNE 30, 1998                    JUNE 30, 1997                 DECEMBER 31, 1997
                               --------------------------------  ------------------------------ --------------------------------
                                 AMORTIZED        MARKET/          AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE            COST         BOOK VALUE           COST        BOOK VALUE         COST         BOOK VALUE
================================================================================================================================
(In thousands)

U.S. Treasury Securities           $  403,306       $  404,736       $  685,010     $  681,779       $  504,990      $  506,721
Government Agencies Securities        705,483          705,454          724,408        723,590          966,277         966,456
Mortgage-Backed Securities              7,514            7,566            1,891          1,882          156,997         157,026
Other Securities                       43,294           45,871           32,627         32,627           41,150          42,347
=============================================================== ============================== =================================

Total                              $1,159,597       $1,163,627       $1,443,936     $1,439,878       $1,669,414      $1,672,550


LOANS

At June 30, 1998, total loans outstanding amounted to $3.15 billion, increasing $265.6 million from the December 31, 1997 total of $2.88 billion. The increase in loans from December 31, 1997, was primarily attributed to increases in commercial and financial loans of $63.1 million, residential mortgage loans of $160.2 million, and foreign loans of $47.3 million, partially offset by a decrease of $11.8 million in consumer loans. The increase in residential mortgage loans was due primarily to the purchase of $202.8 million of mortgage loans, partially offset by principal repayments.


                                                         JUNE 30,             JUNE 30,           DECEMBER 31,
(IN THOUSANDS)                                             1998                 1997                 1997
================================================================================================================

Commercial and Financial                                  $  593,024           $  423,249            $  529,894
Real Estate - Commercial/Construction                        412,141              353,102               410,011
Residential Mortgage                                       1,316,741            1,200,297             1,156,493
Home Equity                                                  324,973              301,552               317,669
Consumer                                                      67,114               74,611                78,932
Foreign                                                      436,941              295,800               389,632
----------------------------------------------------------------------------------------------------------------

Loans                                                      3,150,934            2,648,611             2,882,631

(Unearned Discount/Net Deferred Fees)
        Unamortized Premium                                   (1,002)               2,354                 1,742
================================================================================================================

Total Loans                                               $3,149,932           $2,650,965            $2,884,373

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $15.1 million at June 30, 1998, a $6.1 million (68%) increase from the year-end 1997 total of $9.0 million and a $14.9 million (50%) decrease from the June 30, 1997 total. The increase from year-end 1997 was primarily due to additions of $10.3 million, partially offset by paydowns and sales of $3.5 million and charge-offs of $583 thousand. The increase in nonaccrual loans from year-end was due to the addition of a commercial real estate loan for $9.8 million, along with other additions of $455 thousand, partially offset by paydowns of $1.5 million. The decrease in other real estate owned, net of reserves, during the first six months of 1998 was the result of paydowns and sales of $2.0 million and charge-offs of $500 thousand.

PAST-DUE LOANS

Past-due loans consist of residential real estate loans, consumer loans and foreign overdrafts that are in the process of collection and are accruing interest. Past-due loans increased $11.9 million during the first six months of 1998 to $19.2 million, and increased $12.8 million from June 30, 1997. These increases were mainly due to foreign overdrafts totaling $9.8 million, $8.8 million of which became current in July.


NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                        JUNE 30,         JUNE 30,        DECEMBER 31,
(IN THOUSANDS)                                                            1998             1997              1997
=================================================================================== ================ =================

NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                                       $12,477          $ 6,388           $ 3,793
Renegotiated Loans (2)                                                          90              115               101
Other Real Estate Owned, Net                                                 2,569           23,504             5,076
=================================================================================== ================ =================

Total Nonperforming Assets                                                 $15,136          $30,007           $ 8,970

PAST-DUE LOANS (3)                                                         $19,166          $ 6,355           $ 7,279

[FN]

(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans do not include $9.6 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $4.26 billion at June 30, 1998, decreasing $34.2 million from the December 31, 1997 deposit total. The decrease from the year-end balance was due to decreases in money market deposit accounts of $161.8 million, savings and NOW accounts of $97.0 million, and demand deposit accounts of $39.9 million, mostly offset by increases in domestic and foreign time deposits of $264.4 million in the aggregate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $98.2 million, or 28%, from the year-end 1997 balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The increase in short-term borrowings from year-end was primarily due to increases in repurchase agreements, which are a funding vehicle for the Corporation. Short-term borrowings are used to help the Corporation generate cash and maintain adequate levels of liquidity.


                                                                 JUNE 30,            JUNE 30,          DECEMBER 31,
(IN THOUSANDS)                                                     1998                1997                1997
============================================================ ============= ==== =============== === ================
Federal Funds Purchased and Repurchase Agreements                $423,678             $253,520             $327,579
U.S. Treasury Demand Notes and Other Borrowed Funds                27,014               26,522               24,929
------------------------------------------------------------ ------------- ---- --------------- --- ----------------
Total Short-Term Borrowings                                       450,692              280,042              352,508

Subordinated Debentures due 2009                                   66,525               66,525               66,525
Subordinated Notes due 2006                                       125,000              125,000              125,000
------------------------------------------------------------ ------------- ---- --------------- --- ----------------
Total Long-Term Debt                                              191,525              191,525              191,525
============================================================ ============= ==== =============== === ================

Total Short-Term Borrowings and Long-Term Debt                   $642,217             $471,567             $544,033


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At June 30, 1998, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, U.S. Treasury securities, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.33 billion (40% of total assets). This compares with $2.65 billion (45%) at December 31, 1997, and $2.41 billion (45%) at June 30, 1997. This consistent liquidity position is maintained by a stable source of funds from the Corporation's core deposit relationships. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at June 30, 1998 was $486.4 million, an increase of $23.3 million from the year-end 1997 total and up $50.8 million from June 30, 1997. The increase from year-end 1997 was the result of net earnings of $30.2 million, partially offset by dividends on preferred and common stock of $8.4 million in the aggregate. Book value per common share was $12.78 as of June 30, 1998 compared to $12.04 at year-end 1997 and $11.19 at June 30, 1997. Below are the capital ratios of the Corporation and its banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at June 30, 1998 and 1997, and December 31, 1997.


                                                       JUNE 30,        JUNE 30,      DECEMBER 31,      REQUIRED
                                                         1998            1997            1997          MINIMUMS
==================================================================================================================

RIGGS NATIONAL CORPORATION:
     Tier I                                             17.82%          19.82%          18.45%          4.00%
     Combined Tier I and Tier II                        29.73           34.75           31.52           8.00
     Leverage                                           11.60           10.96           11.15           4.00

RIGGS BANK N.A.:
     Tier I                                             12.50           15.08           14.35           4.00
     Combined Tier I and Tier II                        13.76           16.34           15.60           8.00
     Leverage                                            8.78            8.30            8.64           4.00

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

The Corporation manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of June 30, 1998 are shown in the table below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 36-month time period.

At June 30, 1998, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 5%. The results of the simulation for June 30, 1998 indicated that the Corporation maintained an asset sensitive position, and was well insulated against interest rates moving significantly in either direction.

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

INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                                MOVEMENTS IN INTEREST RATES FROM JUNE 30, 1998
==========================================================================================================================
                                                        SIMULATED IMPACT OVER NEXT         SIMULATED IMPACT OVER NEXT
                                                               TWELVE MONTHS                    THIRTY-SIX MONTHS
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                            +100BP           -100BP            +300BP           -300BP
--------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:


  Net Interest Income Increase/(Decrease)                       1.3 %           (0.4)%             4.3 %            0.5 %

  Net Interest Income Increase/(Decrease)                  $  2,425           $ (763)         $ 24,835          $ 2,799

[FN]

(1)-Key Assumptions:
Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:
1. Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2. Interest rate scenarios which are generated by ALCO for the "most likely" scenario and are dictated by policy for the alternative scenarios.
3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4. Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5. Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment,calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6. Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

                                      -16-

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED

SENSITIVITY TO MARKET RISK, CONTINUED

Management finds that the methodologies discussed on the previous page provide a meaningful representation of the Corporation's interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect net interest income. Management believes its current interest-rate sensitivity level is appropriate, considering the Corporation's economic outlook and conservative approach taken in the review and monitoring of the Corporation's sensitivity position. No material changes have taken place since December 31, 1997.

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at June 30, 1998 and 1997, and December 31, 1997 are detailed in the table below. At December 31, 1997, the Corporation's financial derivative instruments included a $200 million (notional principal balance) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates that entailed the receipt of a fixed rate and payment of a floating rate. This swap agreement, which was due to mature in July 1998, was terminated by the Corporation in March 1998 with an aggregate net interest expense of $368 thousand recognized in 1998.


                                                                   CONTRACTUAL OR NOTIONAL VALUE
                                                           ----------------------------------------------
                                                              JUNE 30,       JUNE 30,      DECEMBER 31,
                                                                1998           1997            1997
=========================================================================================================

Commitments to Extend Credit                                   $1,152,470        $792,252        $873,794

Letters of Credit                                                 142,776         123,156         132,770

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                               $   88,117        $ 96,684        $111,215
         Commitments to Sell                                      169,390         196,844         190,324
    Interest-Rate Swap Agreements                                  89,609         326,441         351,489
    Interest-Rate Option Contracts                                    651             649             642

The Corporation's interest-rate swap and options contract activity for the six months ended June 30, 1998, is as follows:

                                               BALANCE                                                      BALANCE
                                            DECEMBER 31,                                                    JUNE 30,
                                                1997         ADDITIONS     MATURITIES     TERMINATIONS        1998
================================= ==== === ================ ============= ============= ================= =============

Interest-Rate Swaps:
     Receive fixed/pay variable                   $250,000      $     --      $     --          $250,000      $     --
     Receive variable/pay fixed                     50,000            --        25,000                --        25,000
     For Customers                                  52,131        13,129            --                --        65,260
================================= ===== === =============== ============= ============= ================= =============

Total                                             $352,131      $ 13,129      $ 25,000          $250,000      $ 90,260


             ------------------------------------------------------

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


                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


               The Annual Meeting of the shareholders of the Corporation was held on April 15, 1998, in Washington, D.C. Chairman of the Board Joe L. Allbritton presided and 27,610,925 of the 30,575,788 shares outstanding as of the record date of February 27, 1998, were represented at the meeting in person or by proxy.

               1-Elections of Directors
                 ----------------------
               Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:


                                                                            Total                          Total
                                                                          Votes For                    Votes Withheld
                                                                ------------------------------ -------------------------------
                                 Joe. L. Allbritton                      25,661,384                      1,691,919
                                 Robert L. Allbritton                    25,653,201                      1,691,919
                                 Timothy C. Coughlin                     25,790,377                      1,691,919
                                 John M. Fahey, Jr.                      25,781,925                      1,691,919
                                 Lawrence I. Hebert                      25,699,282                      1,691,919
                                 Steven B. Pfeiffer                      25,789,240                      1,691,919
                                 Robert L. Sloan                         24,894,246                      1,691,919
                                 Jack Valenti                            25,549,714                      1,691,919
                                 Eddie N. Williams                       25,774,166                      1,691,919

               2-Amendments to the 1993, 1994, and 1996 Stock Option Plans
                 ---------------------------------------------------------

               By a vote of 25,422,520 For, to 2,003,924 Against, with 184,281
               Abstaining, the Corporation's shareholders approved a management proposal to amend certain administrative provisions in all three Plans.

               3-Amendments to the 1996 Stock Option Plan and Ratification of
                 ------------------------------------------------------------
                 the Waiver of Associated Preemptive Rights
                 ------------------------------------------

               By a vote of 21,945,460 For, to 5,495,841 Against, with 169,417
               Abstaining, the Corporation's shareholders approved a management proposal to amend the 1996 Stock Option Plan to expand the definition of "Key Employees" eligible for grants under the plan, increase the number of shares of the Corporation's common stock available for stock option awards from two million to four million shares, and ratify the waiver by the Board of Directors of the shareholders' preemptive rights to any stock issuances by the Corporation.

               4-Approval of the 1997 Non-Employee Directors Stock Option Plan
                 -------------------------------------------------------------
                 and Ratification of the Waiver of the Associated Preemptive
                 -----------------------------------------------------------
                 Rights
                 ------

               By a vote of 24,084,362 For, to 3,365,057 Against, with 161,306
               Abstaining, the Corporation's shareholders approved a management proposal to adopt the 1997 Non-Employee Directors Stock Option Plan to authorize the grant of an aggregate maximum of 350,000 shares of the Corporation's common stock to eligible members of the Board of Directors, and to ratify the waiver by the Board of Directors of the shareholders' preemptive rights to any stock issuances by the Corporation.

               5-Amendment to Article Ninth of the Corporation's Certificate of
                 --------------------------------------------------------------
                 Incorporation
                 -------------

               By a vote of 26,447,177 For, to 1,000,854 Against, with 162,693
               Abstaining, the Corporation's shareholders approved a management proposal to amend the language regarding the waiver by the Board of Directors of the shareholders' preemptive rights in the Corporation's Certificate of Incorporation that requires "at least ten Directors voting" and replace it with "at least a majority of the Directors voting," which will conform the Certificate of Incorporation to a change in the number of directors.

RIGGS NATIONAL CORPORATION

               6-Shareholder Proposal to Elect the Corporation's Independent
                 -----------------------------------------------------------
                 Accountants Each Year
                 ---------------------

               By a vote of 4,142,899 For, to 17,777,513 Against, with 407,613
               Abstaining, the Corporation's shareholders rejected a shareholder proposal to implement procedures to have the shareholders elect the Corporation's independent accountants each year.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (A)    EXHIBITS
               --------

                  The following exhibit is furnished to this Form 10-Q:

                  (27)     Financial Data Schedule


        (B)    REPORTS ON FORM 8-K
               -------------------

                  None.






                                   SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


 Date:      August 6, 1998                           /s/ TIMOTHY C. COUGHLIN
           -----------------                     ------------------------------
                                                        Timothy C. Coughlin
                                                             President






 Date:      August 6, 1998                           /s/ JOHN L. DAVIS
          ------------------                     ------------------------------
                                                        John L. Davis
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)

                                INDEX TO EXHIBITS


 EXHIBIT
    NO.                         DESCRIPTION
==============================================================================

     (27)       Financial Data Schedule

Exhibits omitted are not required or not applicable.