Form 10-Q
period 1998-09-30
RIGGS NATIONAL CORP
filed 1998-11-10
CIK 350847

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

    (Mark One)
       [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


      [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ________ TO _________

                           COMMISSION FILE NUMBER 0-9756

                             RIGGS NATIONAL CORPORATION
                  -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

               Delaware                                         52-1217953
            ------------------------------------------------------------------
            State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                 Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $2.50 PAR VALUE                30,653,547  SHARES
      -----------------------------            --------------------------------
             (Title of Class)                 (Outstanding at November 2, 1998)

                           RIGGS NATIONAL CORPORATION

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                         PAGE NO.


Item 1. Financial Statements-Unaudited

          Consolidated Statements of Income
          Three and nine months ended September 30, 1998 and 1997           3

          Consolidated Statements of Condition
          September 30, 1998 and 1997, and December 31, 1997                4

          Consolidated Statements of Changes in Stockholders' Equity
          Nine months ended September 30, 1998 and 1997                     5

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1998 and 1997                     6

          Notes to the Consolidated Financial Statements                  7-9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10-17


Item 3. Quantitative and Qualitative Disclosures About Market Risk      18-19


PART II.OTHER INFORMATION


Item 1. Legal Proceedings                                                None

Item 2. Change in Securities                                             None

Item 3. Defaults Upon Senior Securities                                  None

Item 4. Submission of Matters to a Vote of Security Holders              None

Item 5. Other Information                                                None

Item 6. Exhibits and Reports on Form 8-K                                   20


Signatures                                                                 20

                                           PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                        ----------------------------------------------------------

                                                                               1998          1997           1998          1997
==================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                $ 64,312       $ 52,420      $176,708       $153,772
  Interest on Securities Available for Sale                                   16,960         22,103        55,771         62,265
  Interest on Money Market Assets:
      Time Deposits with Other Banks                                          10,305          2,038        24,921          6,150
      Federal Funds Sold and Reverse Repurchase Agreements                     2,195          7,156        10,372         21,719
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Money Market Assets                                       12,500          9,194        35,293         27,869
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Income                                                       93,772         83,717       267,772        243,906

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                 1,340          1,543         4,075          4,887
      Money Market Deposit Accounts                                           10,297         13,070        32,387         38,215
      Time Deposits in Domestic Offices                                       13,961          8,717        33,172         26,256
      Time Deposits in Foreign Offices                                         9,312          6,951        25,294         19,084
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  34,910         30,281        94,928         88,442
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Federal Funds Purchased and Repurchase Agreements                        5,504          3,650        15,225          9,467
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                 238            230           716            695
      Long-Term Debt                                                           4,368          4,368        13,104         13,104
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                  10,110          8,248        29,045         23,266
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                      45,020         38,529       123,973        111,708
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                         48,752         45,188       143,799        132,198
  Less:  Provision for Loan Losses                                                 -              -             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         48,752         45,188       143,799        132,198

NONINTEREST INCOME
  Trust and Investment Advisory Income                                        11,280          9,543        34,304         26,977
  Service Charges and Fees                                                     9,682          9,366        28,439         27,383
  Other Noninterest Income                                                     3,706          1,998         8,508          7,118
  Securities Gains, Net                                                        8,222          3,335        15,003          3,494
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    32,890         24,242        86,254         64,972

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                              22,313         19,476        64,028         56,926
  Occupancy, Net                                                               4,889          4,812        13,767         14,230
  Data Processing Services                                                     4,118          4,862        13,275         14,200
  Furniture and Equipment                                                      2,494          2,476         7,518          6,965
  Other Real Estate Owned Expense (Income), Net                                  338           (775)          300           (815)
  Other Noninterest Expense                                                   15,982         14,147        45,724         42,964
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   50,134         44,998       144,612        134,470
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                   31,508         24,432        85,441         62,700
  Applicable Income Tax Expense                                                9,206          6,625        22,985         16,148
  Minority Interest in Income of Subsidiaries, Net of Taxes                    4,987          4,986        14,960         12,629
==================================================================================================================================
  Net Income                                                                  17,315         12,821        47,496         33,923

  Dividends on Preferred Stock                                                (2,688)        (2,688)       (8,063)        (8,063)
==================================================================================================================================
  Net Income Available for Common Stock                                     $ 14,627       $ 10,133      $ 39,433       $ 25,860

EARNINGS PER COMMON SHARE-Basic                                             $    .48       $    .33      $   1.29       $    .85
                          Diluted                                                .46            .32          1.24            .82

DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                $    .05       $    .05      $    .15       $    .15

                                      -3-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                    SEPTEMBER 30,     SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                               1998              1997             1997
==================================================================================================================================
ASSETS
  Cash and Due from Banks                                                          $  143,124       $  178,661        $  186,091
  Money Market Assets:
      Time Deposits with Other Banks                                                  754,680          175,380           241,813
      Federal Funds Sold and Reverse Repurchase Agreements                            165,000          646,474           549,000
----------------------------------------------------------------------------------------------------------------------------------
  Total Money Market Assets                                                           919,680          821,854           790,813

  Securities Available for Sale (at Market Value)                                   1,003,549        1,405,990         1,672,550

  Loans                                                                             3,354,811        2,688,400         2,884,373
  Reserve for Loan Losses                                                             (54,699)         (63,678)          (52,381)
----------------------------------------------------------------------------------------------------------------------------------
  Net Loans                                                                         3,300,112        2,624,722         2,831,992

  Premises and Equipment, Net                                                         184,362          164,746           165,377
  Accrued Interest Receivable                                                          35,264           27,349            38,209
  Other Real Estate Owned, Net                                                          2,070           12,113             5,076
  Other Assets                                                                        146,559          134,207           156,318
==================================================================================================================================
  Total                                                                            $5,734,720       $5,369,642        $5,846,426

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                              $  609,275       $  846,082        $  982,865
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                        359,746          393,753           436,337
      Money Market Deposit Accounts                                                 1,419,580        1,466,694         1,492,842
      Time Deposits in Domestic Offices                                             1,106,577          770,156           867,772
      Time Deposits in Foreign Offices                                                667,933          508,764           518,102
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                   3,553,836        3,139,367         3,315,053
----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                    4,163,111        3,985,449         4,297,918

  Short-Term Borrowings:
      Federal Funds Purchased and Repurchase Agreements                               434,463          313,818           327,579
      U.S. Treasury Demand Notes and Other Short-Term Borrowings                       21,877           26,216            24,929
----------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                         456,340          340,034           352,508

  Other Liabilities                                                                    74,557           54,981           191,293
  Long-Term Debt                                                                      191,525          191,525           191,525
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                 4,885,533        4,571,989         5,033,244

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                         350,000          350,000           350,000
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - 25,000,000 at September 30, 1998 and 1997,
            and December 31, 1997; Liquidation Preference - $25 per share
            Shares
      Issued - Noncumulative Perpetual Series B - 4,000,000
            shares at September 30, 1998 and 1997, and December 31, 1997                4,000            4,000             4,000
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 1998 and 1997,
            and December 31, 1997
      Shares Issued - 31,554,345 at September 30, 1998, 31,322,111 at
            September 30, 1997 and 31,461,786 at December 31, 1997                     78,886           78,305            78,654
  Surplus - Preferred Stock                                                            91,192           91,192            91,192
  Surplus - Common Stock                                                              160,352          157,424           159,160
  Undivided Profits                                                                   187,577          139,985           152,732
  Accumulated Other Comprehensive Income                                                  903              470             1,167
  Treasury Stock - 900,798 shares at September 30, 1998 and 1997,
      and December 31, 1997                                                           (23,723)         (23,723)          (23,723)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                          499,187          447,653           463,182
==================================================================================================================================
  Total                                                                            $5,734,720       $5,369,642        $5,846,426

                                      -4-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED     COMMON                             ACCUMULATED
                                         STOCK       STOCK                                 OTHER                         TOTAL
                                         $1.00       $2.50                UNDIVIDED    COMPREHENSIVE     TREASURY    STOCKHOLDERS'
                                          PAR         PAR      SURPLUS     PROFITS     INCOME (LOSS)      STOCK          EQUITY
===================================================================================================================================

Balance, December 31, 1996                $  4,000   $ 78,183   $248,252    $118,682        $     382     $(23,723)        $425,776

Comprehensive Income:
   Net Income                                                                 33,923                                       $ 33,923
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain on Securities
      Available for Sale, Net of
      Reclassification Adjustments                                                              2,299                         2,299
    Foreign Exchange
      Translation Adjustments                                                                  (2,211)                       (2,211)
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                               88
                                                                                                                    ===============
Total Comprehensive Income                                                                                                 $ 34,011

Issuance of Common Stock for
  Stock Option Plans, 48,767 Shares                       122        364                                                        486

Cash Dividends -
  Series B Preferred Stock,
   $2.015625 per Share                                                        (8,063)                                       (8,063)
  Common Stock, $.15 per Share                                                (4,557)                                       (4,557)
===================================================================================================================================

Balance, September 30, 1997               $  4,000   $ 78,305   $248,616    $139,985          $   470     $(23,723)        $447,653



Balance, December 31, 1997                $  4,000   $ 78,654   $250,352    $152,732          $ 1,167     $(23,723)        $463,182

Comprehensive Income:
   Net Income                                                                 47,496                                       $ 47,496
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Loss on Securities
      Available for Sale, Net of
      Reclassification Adjustments                                                               (710)                        (710)
    Foreign Exchange
      Translation Adjustments                                                                     446                           446
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                            (264)
                                                                                                                    ===============
Total Comprehensive Income                                                                                                  $47,232

Issuance of Common Stock for
  Stock Option Plans, 92,559 Shares                       232      1,192                                                      1,424

Cash Dividends -
  Series B Preferred Stock,
   $2.015625 per Share                                                        (8,063)                                       (8,063)
  Common Stock, $.15 per Share                                                (4,588)                                       (4,588)
===================================================================================================================================

Balance, September 30, 1998               $  4,000   $ 78,886   $251,544    $187,577          $   903     $(23,723)        $499,187


[FN]
(1)- See Note 3, "New Financial Accounting Standards," for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)                                                                                        NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                 -----------------------------
Increase (decrease) in cash and cash equivalents                                                       1998           1997
==============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                         $    47,496   $    33,923
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                               -             -
     Provision for Other Real Estate Owned Writedowns                                                      850         1,237
     Depreciation Expense and Amortization of Leasehold Improvements                                     8,522         8,683
     Gains on Sale of Securities Available for Sale                                                    (15,003)       (3,494)
     Gains on Sale of Other Real Estate Owned                                                             (493)       (1,974)
     Decrease in Accrued Interest Receivable                                                             2,945         2,693
     Decrease in Other Assets                                                                           10,141         7,341
     Decrease in Other Liabilities                                                                    (116,736)       (6,901)
------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                   (109,774)        7,585
------------------------------------------------------------------------------------------------------------------------------
  Net Cash (Used In) Provided By Operating Activities                                                  (62,278)       41,508
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease In Time Deposits with Other Banks                                           (512,867)      105,746
  Principal Collections and Maturities of Securities Available for Sale                              3,814,924     5,239,503
  Proceeds from Sales of Securities Available for Sale                                               1,486,053       398,600
  Purchases of Securities Available for Sale                                                        (4,618,065)   (5,874,603)
  Net Increase in Loans                                                                               (468,454)      (51,360)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                       2,651        17,550
  Net Increase in Premises and Equipment                                                               (27,507)       (7,355)
  Other, Net                                                                                               332          (819)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                                 (322,933)     (172,738)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                            (523,443)     (147,420)
    Time Deposits                                                                                      388,636        82,186
    Federal Funds Purchased and Repurchase Agreements                                                  106,884        76,652
    U.S. Treasury Demand Notes and Other Short-Term Borrowings                                          (3,052)        8,148
  Proceeds from the Issuance of Common Stock                                                             1,424           486
  Proceeds from Preferred Stock of Subsidiaries                                                              -       200,000
  Dividend Payments - Preferred                                                                         (8,063)       (8,063)
                    - Common                                                                            (4,588)       (4,557)
------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities                                                    (42,202)      207,432
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                            446        (2,211)
------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                                  (426,967)       73,991
Cash and Cash Equivalents at Beginning of Period                                                       735,091       751,144
==============================================================================================================================
Cash and Cash Equivalents at End of Period                                                         $   308,124   $   825,135


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                     $         -   $       823

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                        $   120,906   $   112,345
  Income Tax Payments                                                                                    8,067         4,860

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first nine months of 1998 are not necessarily indicative of the results to be expected for the full 1998 year.

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


                                                              NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998                 SEPTEMBER 30, 1997
                                                      ---------------------------------- -----------------------------------
                                                           BASIC            DILUTED           BASIC            DILUTED
                                                            EPS               EPS              EPS               EPS
                                                      ----------------- ---------------- ----------------- -----------------

Net Income                                                    $47,496          $47,496           $33,923           $33,923
Dividends on Preferred Stock                                   (8,063)          (8,063)           (8,063)           (8,063)
                                                      ----------------- ---------------- ----------------- -----------------
Income Available to Common Shareholders                       $39,433          $39,433           $25,860           $25,860

Weighted-Average Shares Outstanding                        30,602,344       30,602,344        30,390,938        30,390,938
Weighted-Average Dilutive Effect
   of Stock Option Plans                                          n/a        1,093,063               n/a         1,133,782
                                                      ----------------- ---------------- ----------------- -----------------
Adjusted Weighted-Average Shares Outstanding               30,602,344       31,695,407        30,390,938        31,524,720

BASIC EPS                                                     $  1.29                            $   .85
DILUTED EPS                                                                    $  1.24                             $   .82


NOTE 3. NEW FINANCIAL ACCOUNTING STANDARDS

In June 1997, SFAS Nos. 130 and 131 were issued--"Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Corporation include activity in foreign exchange translation adjustments and gain/(loss) on securities available for sale. Items identified as comprehensive income are reported in the statement of condition and the statement of changes in stockholders' equity, under separate captions. The table on the following page specifies the tax (provision)/benefit related to each component of comprehensive income along with the unrealized gains/(losses)arising during the period. SFAS No. 130 was effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. The Corporation did not experience any material effect on its financial position or results of operations from the implementation of SFAS No. 130.

NOTE 3. NEW FINANCIAL ACCOUNTING STANDARDS, CONTINUED

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                   Before -Tax       Tax
                                                                                      Amount     (Expense) /    Net-of-Tax
                                                                                                   Benefit        Amount
================================================================================== ============= ============= ==============
NINE MONTHS ENDED SEPTEMBER 30, 1998:
Foreign Currency Translation Adjustments                                               $   686       $  (240)      $    446
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                               13,911        (4,869)         9,042
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                (15,003)        5,251         (9,752)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                         (1,092)          382           (710)
================================================================================== ============= ============= ==============

Other Comprehensive Income (Loss)                                                      $  (406)      $   142       $   (264)

NINE MONTHS ENDED SEPTEMBER 30, 1997:
Foreign Currency Translation Adjustments                                               $(3,402)      $ 1,191       $ (2,211)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                7,031        (2,461)         4,570
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                 (3,494)        1,223         (2,271)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                          3,537        (1,238)         2,299
---------------------------------------------------------------------------------- ------------- ------------- --------------

Other Comprehensive Income (Loss)                                                      $   135       $   (47)       $    88


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                              Foreign       Unrealized       Accumulated
                                                                             Currency       Gain/(Loss)         Other
                                                                            Translation    on Securities    Comprehensive
                                                                            Adjustments                    Income/ (Loss)
========================================================================= ================ ============== ==================
NINE MONTHS ENDED SEPTEMBER 30, 1998:
Balance, December 31, 1997                                                       $  (872)       $ 2,039             $1,167
Current-Period Change                                                                446           (710)              (264)
========================================================================= ================ ============== ==================
Balance, September 30, 1998                                                      $  (426)       $ 1,329             $  903

NINE MONTHS ENDED SEPTEMBER 30, 1997:
Balance, December 31, 1996                                                       $ 1,111        $  (729)            $  382
Current-Period Change                                                             (2,211)         2,299                 88
========================================================================= ================ ============== ==================
Balance, September 30, 1997                                                      $(1,100)       $ 1,570             $  470



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

NOTE 4. SUBSEQUENT EVENT

On October 1, 1998, the Corporation called for redemption all 4 million shares outstanding of its $100 million Noncumulative Perpetual Series B Preferred Stock. The redemption will result in a one-time charge of $.43 to diluted earnings per share in the fourth quarter of 1998. The redemption price was $27.25 per share plus accrued but unpaid dividends. The Series B Preferred Stock was issued on October 21, 1993 with a liquidation preference of $25.00 per share and an annual dividend rate of 10.75%.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the third quarter of 1998 was $17.3 million compared with the prior year's third quarter net income of $12.8 million, an increase of $4.5 million. Earnings per diluted share increased by $.14 to $.46 from $.32 for the same period. Third quarter results in 1998 were favorably impacted by $8.2 million of nonrecurring securities gains.

For the first nine months of 1998, the Corporation had net income of $47.5 million, or $1.24 per diluted share, compared with net income of $33.9 million, or $.82 per diluted share, for the first nine months of 1997. The increase was due to $11.6 million of increased net interest income in the first nine months of 1998 from increased loan volume, a $7.3 million increase in trust and investment advisory income, and $15.0 million of nonrecurring securities gains realized in 1998. These increases were partially offset by $10.1 million of increased noninterest expense and a $6.8 million increase in income tax expense.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $49.5 million in the third quarter of 1998, increasing $3.3 million from the third quarter of 1997. Net interest income on a tax-equivalent basis was $146.1 million for the first nine months of 1998, compared with $135.1 million for the same period in 1997. The increases from the prior year's quarter and the year-to-date period were primarily the result of favorable increases in average earning assets over increases in average interest-bearing funds between the periods. The increase in average loans outstanding for the third quarter of 1998 versus the same period in 1997 was the primary factor for the increase in average earning assets in the third quarter of 1998 over the prior year's third quarter. The increase in average earning assets over increases in average interest-bearing funds between the nine months ended September 30, 1998 and 1997 was also enhanced by an increase in average loans and by $200 million in proceeds received from Trust Preferred Securities issued and sold in March 1997.


NET INTEREST INCOME CHANGES (1)

                                               Three Months Ended                          Nine Months Ended
                                           SEPTEMBER 30, 1998 VS 1997                 SEPTEMBER 30, 1998 VS 1997
                                        --------------------------------           --------------------------------
                                          DUE TO      DUE TO     TOTAL               DUE TO      DUE TO     TOTAL
(IN THOUSANDS)                             RATE       VOLUME     CHANGE               RATE       VOLUME     CHANGE
=====================================================================================================================

Interest Income:
   Loans, Including Fees                   $   985   $ 10,903   $ 11,888              $   275   $ 22,626   $ 22,901
   Securities Available for Sale              (485)    (4,910)    (5,395)                 197     (7,250)    (7,053)
   Time Deposits with Other Banks              164      8,102      8,266                  627     18,144     18,771
   Federal Funds Sold and Reverse
    Repurchase Agreements                        1     (4,961)    (4,960)                 289    (11,636)   (11,347)
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                          665      9,134      9,799                1,388     21,884     23,272

Interest Expense:
   Interest-Bearing Deposits                 2,162      2,466      4,628                3,615      2,870      6,485
   Federal Funds Purchased and
      Repurchase Agreements                    (64)     1,919      1,855                 (116)     5,875      5,759
   U.S. Treasury Demand Notes and Other
      Short-Term Borrowings                      1          7          8                   10         11         21
   Long-Term Debt                                -          -          -                    -          -          -
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                       2,099      4,392      6,491                3,509      8,756     12,265
=====================================================================================================================

Net Interest Income                        $(1,434)  $  4,742   $  3,308              $(2,121)  $ 13,128   $ 11,007

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                                      ----------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                   AVERAGE     INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE          BALANCE     EXPENSE     RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                            $3,217,128     $64,579      7.96 %    $2,672,404     $52,691      7.82 %
  Securities Available for Sale (3)                     1,165,177      17,442      5.94       1,491,501      22,837      6.07
  Time Deposits with Other Banks                          736,915      10,304      5.55         156,846       2,038      5.16
  Federal Funds Sold and Reverse Repurchase Agreements    155,553       2,196      5.60         507,258       7,156      5.60
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned        5,274,773      94,521      7.11       4,828,009      84,722      6.96

  Reserve for Loan Losses                                 (54,692)                              (63,461)
  Cash and Due from Banks                                 137,172                               159,415
  Other Assets                                            366,780                               355,743

==================================================================================================================================
  Total Assets                                         $5,724,033                            $5,279,706

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                            $3,383,321     $34,909      4.09 %    $3,137,141     $30,281      3.83 %
  Federal Funds Purchased and Repurchase Agreements       436,666       5,505      5.00         284,360       3,650      5.09
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                            18,381         238      5.14          17,845         230      5.11
  Long-Term Debt                                          191,525       4,368      9.05         191,525       4,368      9.05
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid  4,029,893      45,020      4.43       3,630,871      38,529      4.21

  Demand Deposits                                         800,060                               809,680
  Other Liabilities                                        55,516                                49,941
  Minority Interest in Preferred Stock of Subsidiaries    350,000                               350,000
  Stockholders' Equity                                    488,564                               439,214

==============================================================================================================================
  Total Liabilities, Minority Interest and
     Stockholders' Equity                              $5,724,033                            $5,279,706

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                      $49,501      2.68 %                   $46,193      2.75 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.72 %                                3.80 %

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST INCOME

Noninterest income for the third quarter of 1998 totaled $32.9 million, a 36% increase of $8.7 million from $24.2 million for the same period a year earlier. Excluding securities gains, noninterest income during the third quarter of 1998 was $24.7 million, up $3.8 million, or 18%, from $20.9 million a year ago.

Noninterest income for the first nine months of 1998 totaled $86.3 million, a 33% increase of $21.3 million from $65.0 million for the same period a year earlier. Excluding securities gains, noninterest income during the first nine months of 1998 was $71.3 million, up $9.8 million, or 16%, from $61.5 million a year ago.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                              NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                                      ----------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                              AVERAGE     INCOME/                   AVERAGE     INCOME/
(IN THOUSANDS)                                          BALANCE     EXPENSE     RATE          BALANCE     EXPENSE     RATE
=================================================================================================================================

ASSETS

  Loans, Including Fees (2)                            $3,010,016    $177,494      7.88 %    $2,626,338    $154,593      7.87 %
  Securities Available for Sale (3)                     1,255,696      57,279      6.10       1,414,376      64,332      6.08
  Time Deposits with Other Banks                          607,038      24,921      5.49         163,880       6,150      5.02
  Federal Funds Sold and Reverse Repurchase Agreements    247,887      10,372      5.59         526,517      21,719      5.52
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned        5,120,637     270,066      7.05       4,731,111     246,794      6.97

  Reserve for Loan Losses                                 (53,152)                              (63,605)
  Cash and Due from Banks                                 146,882                               160,626
  Other Assets                                            359,012                               359,686

==================================================================================================================================
  Total Assets                                         $5,573,379                            $5,187,818

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                            $3,237,560    $ 94,927      3.92 %    $3,138,330    $ 88,442      3.77 %
  Federal Funds Purchased and Repurchase Agreements       406,467      15,226      5.01         249,837       9,467      5.07
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                            18,464         716      5.18          18,185         695      5.11
  Long-Term Debt                                          191,525      13,104      9.15         191,525      13,104      9.15
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid  3,854,016     123,973      4.30       3,597,877     111,708      4.15

  Demand Deposits                                         828,698                               809,465
  Other Liabilities                                        63,369                                51,814
  Minority Interest in Preferred Stock of Subsidiaries    350,000                               298,718
  Stockholders' Equity                                    477,296                               429,944

==================================================================================================================================
  Total Liabilities, Minority Interest and
     Stockholders' Equity                              $5,573,379                            $5,187,818

==================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                     $146,093      2.75 %                  $135,086      2.82 %

==================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.81 %                                3.82 %


(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1998 was $50.1 million, up 11% from the $45.0 million reported in the third quarter of 1997. The increase was due primarily to an increase in performance-based compensation expense. Noninterest expense for the nine months ended June 30, 1998 was $144.6 million compared to $134.5 million reported in the first nine months of 1997, a $10.1 million increase due primarily to additional salary and performance-based compensation expense and costs associated with improvements in the Corporation's information technologies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.00 billion at September 30, 1998, compared to $1.67 billion at year-end 1997, and $1.41 billion at September 30, 1997. The activity for the first nine months included purchases of securities available for sale totaling $2.99 billion, which were more than offset by maturities and sales of securities available for sale totaling $2.57 billion and $937.1 million, respectively. The weighted-average maturities and yields for the portfolio, adjusted for anticipated prepayments, were approximately 1.6 years and 5.81%, respectively, at September 30, 1998.

                                      SEPTEMBER 30, 1998               SEPTEMBER 30, 1997              DECEMBER 31, 1997
                                -------------------------------  ------------------------------  -------------------------------
                                  AMORTIZED        MARKET/         AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE             COST        BOOK VALUE           COST        BOOK VALUE          COST        BOOK VALUE
================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities            $        -     $         -       $  504,851     $  505,477       $  504,990      $  506,721
Government Agencies Securities         808,845         809,428          863,190        863,162          966,277         966,456
Mortgage-Backed Securities             124,383         125,229            2,305          2,360          156,997         157,026
Other Securities                        68,277          68,892           33,257         34,991           41,150          42,347
================================================================================================================================

Total                               $1,001,505      $1,003,549       $1,403,603     $1,405,990       $1,669,414      $1,672,550


LOANS

At September 30, 1998, total loans outstanding amounted to $3.35 billion, increasing $470.4 million from the December 31, 1997 total of $2.88 billion. The increase in loans from December 31, 1997, was primarily attributed to increases in commercial and financial loans of $166.2 million, residential mortgage loans of $177.5 million, and foreign loans of $118.4 million, partially offset by a decrease of $9.1 million in consumer loans. The increase in residential mortgage loans was due primarily to the purchase of $261.7 million of mortgage loans, partially offset by principal repayments.

                                                       SEPTEMBER 30,        SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                             1998                 1997                 1997
================================================================================================================
Commercial and Financial                                  $  696,045           $  428,188            $  529,894
Real Estate - Commercial/Construction                        418,928              366,853               410,011
Residential Mortgage                                       1,333,954            1,174,846             1,156,493
Home Equity                                                  329,275              317,149               317,669
Consumer                                                      69,860               77,881                78,932
Foreign                                                      508,033              320,600               389,632
----------------------------------------------------------------------------------------------------------------

Loans                                                      3,356,095            2,685,517             2,882,631

(Unearned Discount/Net Deferred Fees)
        Unamortized Premium                                   (1,284)               2,883                 1,742
=================================================================================================================

Total Loans                                               $3,354,811           $2,688,400            $2,884,373

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $3.7 million at September 30, 1998, a $5.3 million (59%) decrease from the year-end 1997 total of $9.0 million and a $14.0 million (79%) decrease from the September 30, 1997 total. The decrease from year-end 1997 was primarily due to paydowns and sales of $14.9 million and charge-offs of $1.4 million, partially offset by additions of $11.0 million. The decrease in nonaccrual loans from year-end was due to paydowns and sales of $12.8 million and charge-offs of $538 thousand, partially offset by additions of $11.0 million. The decrease in other real estate owned, net of reserves, during the first nine months of 1998 was the result of paydowns and sales of $2.2 million and charge-offs of $850 thousand.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and are accruing interest. Past-due loans increased $3.2 million during the first nine months of 1998 to $10.5 million, and increased $4.9 million from September 30, 1997. These increases were predominately residential, single-family past-due loans.

At September 30, 1998, the Corporation had identified $25.0 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. One commercial domestic loan comprised this balance.


NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                    SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                           1998             1997              1997
================================================================== ================= ================ =================

NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                                        $ 1,519          $ 5,466           $ 3,793
Renegotiated Loans (2)                                                           84              107               101
Other Real Estate Owned, Net                                                  2,070           12,113             5,076
================================================================== ================= ================ =================

Total Nonperforming Assets                                                  $ 3,673          $17,686           $ 8,970

PAST-DUE LOANS (3)                                                          $10,527          $ 5,639           $ 7,279


(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans do not include $6.6 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms.

(3) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.



DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $4.16 billion at September 30, 1998, decreasing $134.8 million from the December 31, 1997 deposit total. The decrease from the year-end balance was due to decreases in demand deposit accounts of $373.6 million, savings and NOW accounts of $76.6 million, and money market deposit accounts of $73.3 million, partially offset by increases in domestic and foreign time deposits of $388.6 million in the aggregate. The decrease in demand deposit accounts was partially due to the implementation of a program in July of 1998 to sweep certain demand deposit account balances to money market accounts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $103.8 million, or 29%, from the year-end 1997 balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The increase in short-term borrowings from year-end was primarily due to increases in repurchase agreements, which are a funding vehicle for the Corporation. Short-term borrowings are used to help the Corporation generate cash and maintain adequate levels of liquidity.

                                                             SEPTEMBER 30,       SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                                   1998                1997                 1997
=========================================================== ================== ================== ===================
Federal Funds Purchased and Repurchase Agreements                  $434,463            $313,818             $327,579
U.S. Treasury Demand Notes and Other Borrowed Funds                  21,877              26,216               24,929
----------------------------------------------------------- ------------------ ------------------ -------------------
Total Short-Term Borrowings                                         456,340             340,034              352,508

Subordinated Debentures due 2009                                     66,525              66,525               66,525
Subordinated Notes due 2006                                         125,000             125,000              125,000
----------------------------------------------------------- ------------------ ------------------ -------------------
Total Long-Term Debt                                                191,525             191,525              191,525
=========================================================== ================== ================== ===================

Total Short-Term Borrowings and Long-Term Debt                     $647,865            $531,559             $544,033


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At September 30, 1998, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.07 billion (36% of total assets). This compares with $2.65 billion (45%) at December 31, 1997, and $2.41 billion (45%) at September 30, 1997. This consistent liquidity position is maintained by a stable source of funds from the Corporation's core deposit relationships. Additionally, the Corporation has other sources of funds, such as short-term borrowings and advances available through its membership in the Federal Home Loan Bank of Atlanta.


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at September 30, 1998 was $499.2 million, an increase of $36.0 million from the year-end 1997 total and up $51.5 million from September 30, 1997. The increase from year-end 1997 was the result of net earnings of $47.5 million, partially offset by dividends on preferred and common stock of $12.7 million in the aggregate. Book value per common share wa $13.18 as of September 30, 1998 compared to $12.04 at year-end 1997 and $11.59 at September 30, 1997. Below are the capital ratios of the Corporation and its banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at September 30, 1998 and 1997, and December 31, 1997.


                                                    SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,      REQUIRED
                                                         1998            1997            1997          MINIMUMS
=================================================================================================================

RIGGS NATIONAL CORPORATION:
     Tier I                                             17.15%          19.55%          18.45%          4.00%
     Combined Tier I and Tier II                        28.23           33.83           31.52           8.00
     Leverage                                           11.46           11.18           11.15           4.00

RIGGS BANK N.A.:
     Tier I                                             12.23           15.09           14.35           4.00
     Combined Tier I and Tier II                        13.48           16.35           15.60           8.00
     Leverage                                            8.78            8.58            8.64           4.00

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 UPDATE

GENERAL
Advances and changes in technology can have a significant impact on the Corporation's business. Financial institutions are dependent on information systems and also have many external interdependencies with other companies. Many computer programs were designed to recognize calendar years by their last two digits. Calculations performed using these digits may not work properly with dates beginning in the year 2000 and beyond. The "Year 2000" issue creates risk for the Corporation from unforeseen problems in its computer systems and from Year 2000 issues with the Corporation's vendors and customers.

APPROACH AND RISKS
The Corporation began to identify the risks associated with the Year 2000 in 1995. Management established a corporate oversight structure to ensure timely risk assessments, remediation plans, systems testing, conversions, and centralized management of the project. The structure of the effort entails a number of groups, each addressing a different aspect of the project, reporting to the Year 2000 Program Manager. Oversight of the entire project is performed by the Year 2000 Advisory Group. This is a management committee appointed by the Board of Directors that reports to the Board on a quarterly basis.

Management determined that an enterprise wide business risk assessment approach is most appropriate for addressing and remediating Year 2000 problems. This included an assessment of the information technology resources of each of the functional areas in the Corporation, as well as separate assessments of information technology vendors and suppliers, mainframe applications, third party suppliers, alternative platforms, and non-information technology and facilities risks.

In addition to systems related risks, the Corporation undertook a review of risks created by potential business interruptions suffered by the Corporation's major business counterparties, both domestic and foreign. The Corporation divided its business counterparties into three broad categories: Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources) and Capital Markets partners (trading counterparties). For those business partners that would have a significant impact on the Corporation's liquidity, income, or capital markets activities, should they encounter significant business interruption due to the Year 2000, management has worked through the functional areas involved to assess their readiness and to form contingency plans to recover from an abrupt interruption in the business relationship.

After the assessment phase, Year 2000 efforts have focused on remediation and verification. The Corporation has developed detailed action plans to address mainframe systems, third party servicers, embedded technology, and facilities and non-information technology issues. For in-house systems, purchased systems and software, and third party servicers, the Year 2000 efforts have involved contacting the vendors or suppliers and determining the Year 2000 status of the various systems, and of the plans to bring the systems into compliance. It also includes testing each system to verify the remediation efforts. The Program Manager records and tracks information to keep management aware of the status of the Corporation's information technology systems. The Program Manager is working with the functional areas of the Corporation to develop contingency plans for a variety of situations, such as the failure of a vendor to remediate Year 2000 issues by a particular date, or in the event that a system is abruptly not available for processing.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain business operations, in a reasonably likely worst case scenario. There can be no assurance that the Year 2000 issue will not materially adversely impact the Corporation's financial position, results of operations, or relationships with customers, vendors, or others.


STATE OF READINESS
While there is general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the readiness of third party vendors and customers, the Corporation's progress towards completing the enterprise-wide risk assessment and remediating Year 2000 problems is on target. Management expects to substantially complete remediation and verification of all mission critical internal systems by December 31, 1998, and mission critical third party servicers by March 31, 1999. This is in accordance with guidelines established by Bank regulatory authorities. Verification of non-mission critical system changes, including non-information technology issues, will be performed throughout 1999. The Corporation presently believes that the Year 2000 issue will not cause significant operational problems.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


COSTS
The total cost to become Year 2000 compliant is not expected to be material to the Corporation's financial position or results of operations. The Corporation estimates the total cost of the Year 2000 project will be approximately $7.3 million, with funds provided from operating cash flows. As of September 30, 1998 the total amount expended is $2.7 million, with $1.9 million of this expense incurred in the first nine months of 1998. The future cost of completing the Year 2000 project is estimated to be approximately $4.6 million. The most significant components of the total cost will consist of an estimated 64% for personnel costs, including consultants, and 27% for data processing services.

The Year 2000 expense represents approximately 8% of the Corporation's total actual information technology expenditures for the first nine months of 1998. Other significant or critical non-Year 2000 information technology efforts have not been materially delayed or impacted by Year 2000 initiatives.

CONTINGENCY PLANS
To prepare for the possibility that certain information systems or third party vendors and servicers will not be Year 2000 compliant, the Corporation is developing detailed contingency plans. The Corporation has two types of contingency plans, remediation plans and business resumption plans.

The remediation plans address those information systems the Corporation knows are not currently Year 2000 compliant. These plans describe and schedule alternative provisions, including, if necessary, the replacement of vendors or third party servicers to ensure compliance. These remediation plans are complete.

The business resumption plans address how the Corporation will continue operations in the event a Year 2000 related interruption occurs. The Corporation expects to complete the business resumption plans for its mission critical systems and third party servicers by year-end 1998. While implementation of the business resumption plans is not expected to be necessary, it will ensure the Corporation has the ability to process transactions and serve its customers under circumstances where a Year 2000 problem actually occurs.



The discussion of the Corporation's efforts and expectations related to Year 2000 compliance are forward-looking statements which should be read in conjunction with the Corporation's disclosures under the "Safe Harbor" provisions as discussed in this Form 10-Q following Item 3. The Corporation's ability to achieve Year 2000 compliance and the associated costs could be adversely impacted by, among other things, the availability of programming and verification resources, vendors' ability to modify proprietary software, and problems identified in the ongoing project plan.

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

The Corporation manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of September 30, 1998 are shown in the table below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.

At September 30, 1998, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 1%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 5%. The results of the simulation for September 30, 1998 indicated that the Corporation maintained an asset sensitive position, and was within guidelines for interest rates moving significantly in either direction.

In managing the Corporation's interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of the interest-rate risk of the Corporation, and can effectively alter the sensitivity of segments of the statement of condition for specified periods of time. All of these derivative instruments are considered off-balance-sheet, as they do not materially affect the level of assets or liabilities of the Corporation. Along with financial derivative instruments, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings. Interest-rate risk management strategies are discussed and approved by ALCO prior to implementation.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                               MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 1998
===================================================== ================================== ===================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(IN THOUSANDS)                                             +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:
  Net Interest Income Increase/(Decrease)                         .1 %           (0.1)%             1.8 %            (4.6)%

  Net Interest Income Increase/(Decrease)                     $  137           $ (103)         $ 10,476          $(26,853)


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

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at September 30, 1998 and 1997, and December 31, 1997 are detailed in the table below. At December 31, 1997, the Corporation's financial derivative instruments included a $200 million (notional principal balance) interest-rate swap agreement, entered into in July 1993, to hedge money market assets against the possibility of declining interest rates that entailed the receipt of a fixed rate and payment of a floating rate. This swap agreement, which was due to mature in July 1998, was terminated by the Corporation in March 1998 with an aggregate net interest expense of $368 thousand recognized in 1998.


                                                                   CONTRACTUAL OR NOTIONAL VALUE
                                                            -----------------------------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                 1998           1997            1997
===========================================================================================================

Commitments to Extend Credit                                    $1,188,909        $871,096        $873,794

Letters of Credit                                                  135,933         131,494         132,770

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                $  140,135        $ 85,409        $111,215
         Commitments to Sell                                       222,770         182,911         190,324
    Interest-Rate Swap Agreements                                  113,910         381,479         351,489
    Interest-Rate Option Contracts                                     663             630             642

The Corporation's interest-rate swap and options contract activity for the nine months ended September 30, 1998, is as follows:

                                                BALANCE                                                        BALANCE
                                             DECEMBER 31,                                                   SEPTEMBER 30,
                                                 1997         ADDITIONS     MATURITIES     TERMINATIONS          1998
========================================== ================ ============== ============= ================= =================

Interest-Rate Swaps:
     Receive fixed/pay variable                    $250,000     $      --     $      --          $250,000         $      --
     Receive variable/pay fixed                      50,000            --        25,000                --            25,000
     For Customers                                   52,131        37,442            --                --            89,573
========================================== ================= ============= ============= ================= =================

Total                                              $352,131      $ 37,442      $ 25,000          $250,000          $114,573


                  ------------------------------------------------

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


                            RIGGS NATIONAL CORPORATION


    Date:     November 6, 1998                     /s/ TIMOTHY C. COUGHLIN
         ---------------------------           --------------------------------
                                                       Timothy C. Coughlin
                                                            President






    Date:     November 6, 1998                        /s/ JOHN L. DAVIS
         ---------------------------           --------------------------------
                                                           John L. Davis
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                         Accounting Officer)

                                INDEX TO EXHIBITS


  EXHIBIT NO.                      DESCRIPTION
===============================================================================

     (27)        Financial Data Schedule

Exhibits omitted are not required or not applicable.