Form 10-K
period 1998-12-31
RIGGS NATIONAL CORP
filed 1999-03-26
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                          Commission File Number 0-9756

                            RIGGS NATIONAL CORPORATION
                            --------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     52-1217953
              --------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

1503 PENNSYLVANIA AVENUE, N.W., WASHINGTON, D.C.             20005
------------------------------------------------             -----
  (Address of principal executive offices)                 (Zip Code)

                                   (301) 887-6000
                                   --------------
                (Registrant's telephone number, including area code)

            Securities Registered Pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                -----------------------------------------
          None                                          None

            Securities Registered Pursuant to Section 12(g) of the Act:

  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                -----------------------------------------
 Common Stock, par value                   NASDAQ National Market System
       $2.50 per share


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No. __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of February 26, 1999, was $341,684,289.

        The number of shares outstanding of the registrant's common stock, as of March 12, 1999, was 28,255,747.

                         DOCUMENT INCORPORATED BY REFERENCE

        Portions of Riggs National Corporation's definitive Proxy Statement dated March 17, 1999 to Stockholders are incorporated by reference, except for Items 402 (k) and (l) of Regulation S-K, in Parts I and III of this Annual Report.

                           FORM 10-K INDEX

                                    PART I                               PAGE(S)

Item 1--Business                                                            3
Item 2--Properties                                                          6
Item 3--Legal Proceedings                                                   6
Item 4--Submission of Matters to a Vote of Security Holders                 6


                                    PART II

Item 5--Market for Registrant's Common Equity
          and Related Stockholder Matters                                   7
Item 6--Selected Financial Data                                             7
Item 7--Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8
Item 8--Financial Statements and Supplementary Data                        27
Item 9--Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         71


                                    PART III

Item 10--Directors and Executive Officers of the Registrant                71
Item 11--Executive Compensation                                            73
Item 12--Security Ownership of Certain Beneficial Owners and Management    73
Item 13--Certain Relationships and Related Transactions                    73


                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K  73


(A) PORTIONS OF RIGGS NATIONAL CORPORATION'S DEFINITIVE PROXY STATEMENT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE, EXCEPT FOR ITEMS 402 (K) AND (L) OF REGULATION S-K, IN PART III OF THIS ANNUAL REPORT.

                                     PART I

ITEM 1.


BUSINESS

RIGGS NATIONAL CORPORATION

Riggs National Corporation ("the Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. Founded in 1980, the Corporation engages in a variety of banking-related activities through its bank and non-bank subsidiaries. The Corporation currently has banking operations or separate subsidiaries in the Washington, D.C. metropolitan area; New Haven, Connecticut; Miami, Florida; London, England; and Nassau, Bahamas. Additionally, the Corporation provides investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940. A subsidiary located in the Bahamas provides trust and corporate services, as well as traditional banking services. At December 31, 1998, the Corporation and its subsidiaries had 1,598 full-time equivalent employees.

The Corporation's reportable segments are strategic business units providing diverse products and services within the financial services industry. The Corporation's segments include Banking, International Banking, Riggs & Company, and Treasury. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes the Corporation's Washington, D.C. based embassy-banking business and the London based banking subsidiary, Riggs Bank Europe Limited. The Riggs & Company segment is a division of the Corporation providing trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout the Corporation. Financial information about foreign and domestic operations is included in Footnote 15 to the Financial Statements-Foreign Activities and Footnote 17 to the Financial Statements-Segment Profitability (see Item 8).

Key elements of the Corporation's business strategy for its subsidiaries are to continue to focus on: growth opportunities through the additional accumulation of assets under management in its financial services division--Riggs & Company, the orientation of its retail banking branches toward money management relationships, the development and specialization in relationship banking of banking products and services in specific growth industries and the continued preeminence in the embassy banking operations coupled with growth in selected international business lines. Such growth will entail internally developed programs as well as possible alliances or acquisitions in these areas. The Corporation will continue to serve the varied financial needs of the Washington, D.C. metropolitan area and to meet its commitments under the Community Reinvestment Act.

RIGGS BANK NATIONAL ASSOCIATION

The Corporation's principal subsidiary is Riggs Bank National Association (the "Riggs Bank N.A.", formerly The Riggs National Bank of Washington, D.C., and successor to The Riggs National Bank of Virginia and The Riggs National Bank of Maryland, which entities merged on March 28, 1996), a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs Bank N.A. had assets of $5.0 billion, deposits of $4.1 billion, and stockholder's equity of $426.5 million at December 31, 1998.

Riggs Bank N.A. operates 32 branches and an investment advisory subsidiary in Washington, D.C., 15 branches in Virginia, seven branches in Maryland, a second investment advisory subsidiary in New Haven, Connecticut, a commercial bank in London, England, an Edge Act subsidiary in Miami, Florida, branch offices in London, England and Nassau, Bahamas, and a Bahamian bank and trust company.

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

Riggs Bank N.A.'s financial services division, Riggs & Company provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, estate planning and trust administration.

Riggs Bank N.A. provides investment advisory services through Riggs Investment Management Corporation ("RIMCO") and J. Bush & Company Incorporated, both of which are wholly-owned subsidiaries incorporated under the laws of Delaware and registered under the Investment Advisers Act of 1940.

Riggs Bank N.A.'s Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts. Additionally, the Retail Banking Group provides 24-hour banking services through its telebanking operations and a network of Riggs Bank N.A.'s automated teller machines ("ATMs") as well as national and regional ATMnetworks.

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

Additional international operations of Riggs Bank N.A. include:

o Riggs Bank Europe Limited, located in London, England, providing traditional corporate banking services, commercial property financing and trade finance;
o The Riggs Bank and Trust Company (Bahamas)Limited, in Nassau, providing trust services for international private banking customers;
o A London branch located in the U.S. Embassy, serving the Embassy, its employees and official visitors.


RIGGS CAPITAL

Riggs Capital, a wholly-owned subsidiary of the Corporation, issued 150,000 shares of 8.625% Trust Preferred Securities, Series A, with a liquidation preference of $1,000 per share, in December 1996. The Trust Preferred Securities, Series A qualify as Tier I Capital with certain limitations, see "Notes to Consolidated Financial Statements-Note 1 and Note 11" on pages 32 and 48, respectively, of this Form 10-K.

Riggs Capital II, a wholly-owned subsidiary of the Corporation, issued 200,000 shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share, in March 1997. The Trust Preferred Securities, Series C qualify as Tier I Capital with certain limitations, see "Notes to Consolidated Financial Statements-Note 1 and Note 11" on pages 32 and 48, respectively, of this Form 10-K.

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

The  OCCmust  take  "prompt   corrective   action"  in  respect  of   depository
institutions that do not meet minimum capital requirements. The OCChas established levels at which an insured institution would be considered "well capitalized," "adequately capitalized,""undercapitalized,""significantly undercapitalized," and "critically undercapitalized."

The following table details the minimum capital levels for each category:

CAPITAL CATEGORY
----------------

                                  COMBINED                          TANGIBLE
                  TIER I       TIER I AND II         LEVERAGE        EQUITY
---------------------------------------------------------------------------------------------------------------
RATIOS:
Well
Capitalized    6% or above     10% or above         5% or above        N/A
Adequately
Capitalized    4% or above      8% or above         4% or  above       N/A
Under
Capitalized    Less than 4%     Less than 8%        Less than 4%       N/A
Significantly
Under
Capitalized    Less  than 3%    Less than 6%        Less than 3%       N/A
Critically
Under
Capitalized        N/A             N/A                   N/A        2% or less

Beyond the minimum capital levels, well capitalized institutions may not be subject to any order or written directive to meet and maintain a specific capital level.

Riggs Bank N.A. exceeds current minimum regulatory capital requirements, and qualifies as "well capitalized."The applicable federal bank regulator for a depository institution may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification may be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A summary of applicable regulatory capital ratios and the minimums required by the OCCunder its capital guidelines for Riggs Bank N.A., on a historical basis, is shown in the "Notes to Consolidated Financial Statements--Note 10."

A depository institution may not make any capital distribution (including payment of a dividend) or pay any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the Interstate Act authorized a bank to merge with a bank in another state as long as neither of the states had opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

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

ITEM 2.

PROPERTIES

The Corporation owns properties located in Washington, D.C. which house its executive offices, 15 of its branches, and certain operational units of Riggs Bank N.A. The Corporation also owns an office building in Maryland, where additional operational units of Riggs Bank N.A. are located. Further, the Corporation owns an office building in London, England, and leases various properties in Washington, D.C.; London, England; Miami, Florida;
New Haven, Connecticut; Northern Virginia and Maryland.

ITEM 3.

LEGAL PROCEEDINGS

In the normal course of business, the Corporation is involved in various types of litigation, including litigation with borrowers who are in default under their loan agreements. In the opinion of management, litigation which is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation as a whole.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information  concerning the executive officers of the Corporation is included in
Item   10--"Directors  and  Executive  Officers  of  the  Registrant"  which  is incorporated herein by reference.

                                     PART II

ITEM 5.


MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The common stock of Riggs National Corporation is traded on the NASDAQ National Market tier of The Nasdaq Stock Market under the symbol:"RIGS."

A history of the Corporation's stock prices and dividends can be found under "Quarterly Stock Information" on Page 69 of this Form 10-K.

As of February 26, 1999, there were 2,457 stockholders of record.

Other information required by this item is set forth in the "Notes to Consolidated Financial Statements--Notes 10 and 11" on Pages 46 and 48, respectively, of this Form 10-K.

ITEM 6.


SELECTED FINANCIAL DATA



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1998         1997         1996        1995          1994
---------------------------------------------------------------------------------------------------------------

Interest Income                              $  353,802  $  330,792    $  293,198 $  298,799   $  266,005
Interest Expense                                163,450     151,501       139,891    147,821      112,723
---------------------------------------------------------------------------------------------------------------

Net Interest Income                             190,352     179,291       153,307    150,978      153,282

Less:  Provision for Loan Losses                   --       (12,000)         --      (55,000)       6,300
---------------------------------------------------------------------------------------------------------------

Net Interest Income after
  Provision for Loan Losses                     190,352     191,291       153,307    205,978      146,982
Noninterest Income Excluding
  Securities Gains, Net                          99,259      84,424        89,007     73,493       85,298
Securities Gains, Net                            15,023       3,500         7,170        511          226
Noninterest Expense                             193,752     186,030       176,947    191,834      199,020
---------------------------------------------------------------------------------------------------------------

Income before Taxes
  and Minority Interest                         110,882      93,185        72,537     88,148       33,486
Applicable Income Tax Expense (Benefit)          29,088      24,690         6,174        346         (533)
Minority Interest in Income
  of Subsidiaries, Net of Taxes                  19,947      17,616           420       --           --
===============================================================================================================

NET INCOME                                   $   61,847  $   50,879    $   65,943 $   87,802   $   34,019
Less:  Dividends on Preferred Stock               9,854      10,750        10,750     10,750       12,124
Less:  Excess of Call Price over
   Carrying Amount of Preferred Stock            13,808        --           --          --           --
===============================================================================================================

Net Income Available
  for Common Stock                           $   38,185  $   40,129    $   55,193 $   77,052   $   21,895

EARNINGS PER COMMON SHARE
  Basic                                      $     1.25  $     1.32    $     1.82 $     2.55   $      .72
  Diluted                                          1.21        1.27          1.79       2.54          .72
DIVIDENDS DECLARED AND
  PAID PER COMMON SHARE                             .20         .20           .15       --           --
  (See Note 10 to the Financial Statements)

YEAR-END BALANCES
Assets                                       $5,502,331  $5,846,426    $5,135,100 $4,732,533   $4,425,665
Earning Assets                                5,000,044   5,347,736     4,621,463  4,196,339    3,979,588
Loans                                         3,258,135   2,884,373     2,637,834  2,571,959    2,549,924
Deposits                                      4,144,848   4,297,918     4,050,683  3,885,179    3,602,794
Long-Term Debt                                  191,525     191,525       191,525    217,625      217,625
Stockholders' Equity                            392,728     463,182       425,776    376,669      267,663

ITEM 7.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Riggs National Corporation achieved 21% earnings growth in 1998, as net income for the Corporation was $61.8 million compared to $50.9 million in 1997. Income before taxes and minority interest for 1998 reached a record $110.9 million, representing a 19% increase over the 1997 total of $93.2 million.

The growth in earnings was attributable to increases in both of the major components of the Corporation's revenue. Net interest income for 1998 was $190.4 million, an increase of 6% over $179.3 million for 1997. Noninterest income, excluding securities gains, totaled $99.3 million in 1998, an 18% increase from $84.4 in 1997.

Diluted earnings per share for 1998 and 1997 were $1.21 and $1.27, respectively. 1998 diluted earnings per share were reduced by a one-time charge of $.44 from the redemption of $100 million of 10.75% preferred stock.

The Corporation's success in 1998 is reflected in the key measurements of profitability, return on average assets, and return on average stockholders' equity. Return on average assets was 1.11% for 1998, compared to a ratio of 0.97% for 1997, and the return on average stockholders' equity was 13.61% in 1998, compared to 11.69% for 1997.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest income is affected by changes in the level of interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities (see Tables A and B).

Net interest income on a tax-equivalent basis totaled $193.3 million in 1998, an increase of $10.2 million, or 6%, over 1997 and an increase of $36.3 million, or 23%, over 1996. The net interest margin was 3.78% for 1998, a decrease of 3 basis points from the prior year. Average interest-earning assets increased during 1998 by $309.7 million, while the average rate earned was relatively unchanged between the years. This increase in average assets led to a $22.2 million increase in interest income. Average interest-bearing funds increased by $340.3 million during the year with the average rate paid declining six basis points, resulting in an $11.9 million increase in interest expense.

The increase in average earning assets during 1998 was generated by loan growth of $426.9 million and $130.6 million in additions to short-term investments, offset by a $247.8 million decline in the securities portfolio. Loan growth was strong in the commercial, residential and commercial real estate, and foreign loan portfolios and investments were shifted from the available for sale portfolio to shorter term time-deposit placements. The average rates earned on loans and investment securities were down modestly in 1998 due to overall declines in the interest rate environment, while the rate on time deposit placements increased 33 basis points from 1997. The net impact of these changes was minimal on the average rate for earning assets which totaled 6.98% for 1998, relatively unchanged from the prior year.

The increase in average interest-bearing funds during 1998 was due mostly to the growth of $209.4 million in interest-bearing deposits and $129.6 million in federal funds purchased and repurchase agreements which were used by the Corporation to fund loan growth. The average rate paid on interest-bearing funds decreased six basis points over 1997 with a four basis point decrease in total interest-bearing deposits and a 19 basis point drop in federal funds purchased and repurchase agreements.

Noninterest Income

The Corporation's revenue mix shifted in the most recent year, primarily through increased trust and investment advisory income from Riggs & Company. Noninterest revenue, excluding securities gains, accounted for 34% of combined revenue in 1998 compared to 32% in the prior year. Total noninterest income for 1998 was up $26.4 million, or 30%, over 1997 and $18.1 million, or 19%, over 1996. Excluding securities gains of $15.0 million and $3.5 million for 1998 and 1997, noninterest income increased 18% in the current year. Trust and investment advisory income growth was $8.5 million in 1998, an increase of 23% over 1997. Service charges and fees also contributed to the growth in noninterest income, with an increase of $2.3 million during the year, primarily from increases in merchant credit card and debit card fees. The Corporation also recognized a $3.6 million gain in 1998 resulting from the termination of the Riggs Bank Europe Limited pension plan, which was replaced by a defined contribution plan. This gain is reported in other operating income on the Consolidated Statements of Income.

Noninterest Expense

Noninterest expense for the year ended December 31, 1998 was $193.8 million, an increase of $7.7 million or 4% over 1997 and an increase of $16.8 million, or 9%, over 1996. This increase is substantially the result of $7.2 million in added personnel costs during the year, primarily attributable to increased incentive-based compensation and staff costs associated with new business initiatives. The number of employees at December 31, 1998 increased 1% from December 31, 1997, with a year-end total of 1,598.

Income Taxes

The Corporation's provision for income taxes includes federal, state, local and international tax obligations. Income tax expense increased $4.4 million in 1998 to $29.1 million from $24.7 million in 1997. The increased expense is a direct result of increased earnings, as the effective tax rate of 26.2% for 1998 was relatively unchanged from the effective tax rate of 26.5% for 1997. During 1998 and 1997, the Corporation reversed valuation allowances related to deferred tax assets which reduced income tax expense. As substantially all of the valuation allowances have been reversed it is likely that the effective tax rate will increase in 1999.

FINANCIAL POSITION AND LIQUIDITY

Earning Assets

Loans and investments are the primary earning assets of the Corporation. For 1998, earning assets averaged $5.1 billion compared to $4.8 billion for 1997. Average earning assets were over 90% of average total assets in both years. Average loans represented 60% of earning assets in 1998 while average securities and short-term investments were 40% of earning assets. In 1997, the mix was 55% in average loans and 45% in average investments (see Table A).

Loans

Total loans at December 31, 1998 were $3.3 billion, an increase of 13% from year-end 1997. About one-half of the loan portfolio consists of residential mortgage, home equity, and consumer loans which are generated through community banking. Commercial loans generated through both the relationship banking and international banking activities represent the balance of the portfolio (see Tables C, D and E).

Total loan growth was $377.8 million with increases in excess of $100 million in three primary areas: residential mortgage, commercial and financial, and foreign loans. The increase in residential mortgage loans was due primarily to the purchase of $261.7 million of bulk loans offset by prepayments of loans during the year. Commercial and financial growth was 26% year over year and resulted from the Corporation's increased focus on new loan production along with increased demand due to a strong economy in the Washington, D.C. metropolitan area. Foreign lending increased 34% in 1998 with the primary increases noted in Riggs Bank Europe Limited. RBEL's loans are commercial in nature and are made predominantly in the United Kingdom. RBEL experienced growth in 1998 in each of its three lending areas, property finance, trade finance and general corporate lending.

Cross-Border Outstandings

The Corporation extends credit to borrowers domiciled outside of the United States through several of its banking subsidiaries. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments, and other monetary assets that are denominated in U.S. dollars or other currencies. In addition, cross-border outstandings include legally enforceable guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. These assets may be impacted by changing economic conditions in the respective countries. Management routinely reviews these credits and continually monitors the international economic climate and assesses the impact of these changes on foreign domiciled borrowers.

At December 31, 1998, the Corporation had no cross-border outstandings exceeding 1% of its total assets to countries experiencing difficulties in repaying their external debt. At December 31, 1998, the United Kingdom was the only foreign country with cross-border outstandings in excess of 1% of the Corporation's total assets that had loans in either a nonperforming, past-due or potential problem loan status (see Tables F and G).

Short-Term Investments

Short-term investments include time deposits with other banks, federal funds sold and reverse repurchase agreements. These investments are liquid assets with original maturities of less than 90 days. Short-term investments are lower-yielding assets that are highly interest-rate sensitive. Funds available for short-term investments generally are a function of daily movements in the Corporation's securities, loans and deposit portfolios, combined with the Corporation's overall interest-rate risk and asset/liability strategy. Liquidity is also available to the Corporation through credit facilities with Federal Home Loan Banks. The Corporation has secured and unsecured lines of credit that exceed $1 billion which could be drawn upon to meet potential funding requirements.

At December 31, 1998, total short-term investments decreased by $19.6 million, or 3%, when compared to year-end 1997 due to normal daily fluctuations from the Corporation's ongoing liquidity management process. On average short-term investments increased $130.6 million in 1998 partially due to decreases in the securities portfolio.

Securities

Securities of the Corporation consist of securities available for sale that are carried on the Statements of Condition at market value. The unrealized gains and losses on these securities are reported net of tax in stockholders' equity. The securities portfolio totaled $970.7 million at December 31, 1998, with an average duration of 3.7 years and an average yield of 5.75%. These securities consisted primarily of U.S. Treasuries, U.S. government agency and mortgage-backed securities. At December 31, 1998, securities available for sale had $1.8 million of unrealized losses before taxes (see Table H).

At December 31, 1997, the portfolio totaled $1.67 billion with an average life of 2.2 years and an average yield of 6.06%. The securities portfolio decreased $247.8 million on average in 1998. The decrease in average securities was mainly due to repositioning of the balance sheet resulting from loan growth and redemption of preferred stock by the Corporation of $109 million. These decreases were offset by an increase in average short-term investments in 1998.

As part of the Corporation's asset/liability strategy, securities available for sale may be sold in response to changes in interest rates, risk characteristics and other factors. The Corporation realized net gains of $15.0 million in 1998 compared with $3.5 million in 1997. These sales were the result of a repositioning of the securities portfolio as the Corporation replaced U.S. Treasuries with mortgage-backed securities and extended the portfolio duration to 3.7 years. The yield declined approximately 31 basis points due to the declining interest rate environment in 1998.

ASSET QUALITY

Credit Risk Management

A key objective of management is to maintain the quality of the loan portfolio through high underwriting standards and regular evaluation of credit risk in the portfolio. The potential for loss is intrinsic to the lending process and management attempts to minimize these losses. However, the amount of loss will fluctuate depending on the risk characteristics of the loan portfolio.

The Corporation has comprehensive policies and procedures that cover both loan origination and management of risk. The Corporation's Credit Administration group establishes credit policies including approval of underwriting standards, lending limit authorities and concentration limits. Business unit managers throughout the Corporation have primary responsibility to evaluate, monitor and manage credit risk within policy guidelines for each portfolio. Credit Administration reports to the Chief Credit Officer and works with business units to ensure the integrity of the credit process. An independent loan review function monitors compliance with the Corporation's credit policies and further ensures the integrity of the credit process.

Provision and Reserve for Loan Losses

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level adequate to absorb estimated losses inherent in the loan portfolio. The reserve for loan losses is based on management's assessment of existing conditions and of potential losses determined to be probable and subject to reasonable estimation. The Corporation determines the appropriate balance of the reserve for loan losses based upon an analysis of inherent risk and other factors that include: primary sources of repayment on individual loans and groups of similar loans, liquidity and financial condition of the borrowers and guarantors, historical charge-offs/writedowns within loan categories, loan trends and general economic conditions. On a quarterly basis, the Loan Loss Reserve Committee evaluates the adequacy of the reserve for loan losses.

In 1998, no provisions were made to the reserve for loan losses compared to a negative provision of $12.0 million for 1997. The reserve for loan losses was $54.5 million, or 1.67% of total loans, at December 31, 1998, compared to $52.4 million, or 1.82% of total loans, at December 31, 1997 (see Table I).

The reserve for loan losses is reduced by loans charged off during the year and increased by recoveries of loans that were previously charged off. The loan portfolio remained strong in 1998 as evidenced by net recoveries totaling $2.0 million compared with $472 thousand of net recoveries for 1997. Net recoveries for 1998 were mostly attributed to $4.4 million recovered from commercial real estate loans. These recoveries were partially offset by relatively low levels of charge-offs, including $2.2 million related to consumer loans and $937 thousand in foreign loans.

The net recoveries experienced during 1998 contributed to the Corporation's decision to not record a provision for loan losses during the year. Net recoveries were experienced in 1997 and 1996 as well, which contributed to the decision to reverse $12.0 million from the reserve for loan losses in the fourth quarter of 1997.

Foreign exchange translation adjustments in the reserve for loan losses were $94 thousand and $(577) thousand in 1998 and 1997, respectively. These adjustments relate to reserves for the Bank's London branch and Riggs Bank Europe Limited, recorded in British pounds sterling, and are made to account for changes in the Corporation's reserve for loan losses resulting from fluctuating foreign exchange rates.

The estimated allocation of the reserve for loan losses by loan category is detailed in Table J and represents management's assessment of existing conditions and risk factors within these categories. Changes in the risk characteristics and commitment amounts within the loan portfolio impact the overall level of required reserves.

During 1998, the commercial and financial allocation increased substantially because of the increased lending in this area along with the specific reserve assigned to a $25.0 million commercial loan which was placed on nonaccrual status in the fourth quarter. The reserve allocation for real estate-residential and commercial/construction loans decreased while the combined balances in these portfolios remained relatively stable during 1998. The decreased allocation for commercial/construction loans is primarily the result of significant criticized loan balances in one industry concentration being paid down or upgraded in the fourth quarter of the most recent year. Also, additions to the residential real estate portfolio resulted from bulk loan purchases that are well-secured with relatively low risk characteristics. The reduced allocation for home equity and consumer loans is a direct result of continued low charge-off levels, as reserves for this classification are determined based upon the Corporation's historical charge-off experience. The allocation for foreign loans increased in 1998 in proportion to the overall balance increase in this portfolio.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, renegotiated loans, and other real estate owned. Nonaccrual loans are loans for which recognition of interest income has been discontinued. Impaired loans are nonaccrual loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement (see Tables K and L).

Loans are placed on nonaccrual when, in management's opinion, there is doubt as to the ability to collect either interest or principal, or when interest or principal is 90 days or more past due, and the loan is not well-secured and in the process of collection. Nonaccrual loans totaled $26.8 million at December 31, 1998, an increase of $23.0 million from December 31, 1997. This increase during 1998 was primarily attributable to a $25.0 million commercial loan entering nonaccrual status in the fourth quarter of 1998.

A specific reserve was assigned to the $25.0 million commercial loan that entered nonaccrual status in the fourth quarter of 1998; however, this specific reserve did not cause an increase in the total amount of reserve for loan losses as improvements in other factors offset the need for a provision. These factors included the removal of certain commercial loans from the Corporation's criticized loan classification and a reduction in the Corporation's overall qualitative reserves. The reduction in qualitative reserves resulted from the analysis of various factors, the most significant of which were a reduction in industry concentration risk and an improvement in the Corporation's credit process as determined by a series of independent loan reviews in 1998. The low level of nonaccrual loans in 1997 contributed to the decision to reverse $12.0 million from the provision for loan losses in the prior year.

Renegotiated loans are those where there have been extensions of the original repayment period or a reduction of principal or interest because of a deterioration in the borrower's financial position. At December 31, 1998 and 1997, all renegotiated loans were not accruing interest. Renegotiated loans remained at a low level during 1998 and ended the year at $2.9 million, compared with $101 thousand at year-end 1997. The increase of $2.8 million during 1998 is attributable to two foreign loans.

Loans are transferred to other real estate owned when collateral securing the loans is acquired through foreclosure. Other real estate owned decreased to $1.7 million at December 31, 1998, from $5.1 million at December 31, 1997. The remaining balance consists of two tracts of land in the Washington, D.C. metropolitan area.

Past-Due and Potential Problem Loans

Past-due loans generally consist of residential real estate and consumer loans that are well-secured and in the process of collection for which the Corporation is accruing interest. At December 31, 1998 the past-due loan category also included a foreign government overdraft of $15.8 million, on which the Corporation is accruing interest. Past-due loan increases at year-end 1998 were primarily the result of this foreign government loan.

Potential problem loans are defined as loans that are currently performing but which management believes have certain attributes that may lead to nonaccrual or past-due status in the foreseeable future. At December 31, 1998, the Corporation had not identified any such loans compared to $10.0 million in potential problem loans at December 31, 1997. At year-end 1997, the potential problem loans consisted primarily of commercial and financial loans.

DEPOSITS AND FUNDING SOURCES

Deposits, short-term borrowings, long-term debt and trust preferred securities are the primary funding sources of the Corporation. For 1998, interest-bearing funds averaged $4.0 billion compared to $3.6 billion for 1997. Average interest-bearing funds were over 80% of average total liabilities in 1998 and 1997. Noninterest-bearing demand deposits represent an additional 15% of total liabilities (see Table A).

Deposits

Deposits remained the primary source of funding for the Corporation's activities during 1998. On average in 1998 deposits totaled $4.09 billion compared with $3.97 billion in 1997. The average 1998 balance consisted of $3.37 billion in interest-bearing deposits and $723.1 million of noninterest- bearing demand deposits. Demand deposits decreased during 1998 partially due to a new program in which certain noninterest-bearing accounts are transferred to the money market classification, thereby reducing the level of required reserves. Domestic and foreign time deposits increased $293.5 million on average in 1998 with the largest portion of growth occurring in deposits where individual balances are in excess of $100,000. The increase in time deposits was partially offset by an average decrease of $43.6 million in money market accounts. The rates paid on time deposits in domestic offices were 4.55% and 4.34% in 1998 and 1997, respectively, compared to rates of 2.96% and 2.59%, respectively, for time deposits with denominations in excess of $100,000. The lower rate on larger deposits is due primarily to the impact of balances maintained by corporate and government customers for which interest rates are based on an analysis of all banking services provided.

Short-Term Borrowings

Short-term borrowings consist primarily of federal funds purchased, repurchase agreements, and U.S. Treasury demand notes. These short-term obligations are an additional source of funds used to meet certain asset/liability and daily cash management objectives. On average, short-term borrowings increased $130.9 million, or 46%, to $415.3 million at December 31, 1998. The increase in the balances during 1998 was used to fund loan growth during the year (see Table M).

Long-Term Debt

Long-term debt totaled $191.5 million at December 31, 1998 and 1997. Included in long-term debt were subordinated debentures of $66.5 million due in 2009 and subordinated notes of $125.0 million due in 2006. The debentures due in 2009 have a fixed interest rate of 9.65% and are not callable in advance of maturity. The notes due in 2006 have a fixed interest rate of 8.50% and are callable beginning February 1, 1999 at a price 104.25%. The call premium on these Notes is reduced by .85% annually until the Notes are callable at par beginning February 1, 2004.

Trust Preferred Securities

(Guaranteed Preferred Beneficial Interests in Junior
Subordinated Deferrable Interest Debentures)

Trust Preferred Securities totaled $350 million at December 31, 1998 and 1997. Included in these securities are $200 million of 8.875% securities issued in 1997 and $150 million of 8.625% securities issued in 1996. The securities were issued by wholly owned subsidiaries of the Corporation and are classified on the Consolidated Statements of Condition as Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures. The related expense is classified on the Consolidated Statements of Income as Minority Interest in Income of Subsidiaries, Net of Taxes. Dividends are paid semi-annually and the Trust Preferred Securities cannot be redeemed for ten years from the date of issuance. The securities have a final maturity of 30 years from their issuance date. Dividends are cumulative and deferrable for a period not to exceed five years. The Trust Preferred Securities qualify as Tier I Capital, with certain limitations.

Sensitivity to Market Risk

The Corporation is exposed to various market risks. It has determined that interest-rate risk has a material impact on the Corporation's financial performance, and as such has established the Asset/Liability Committee ("ALCO") to manage interest-rate risk and liquidity. Asset/liability management is the process of managing earning assets and funding sources in changing interest rate environments. The primary goal of asset/liability management is to manage the asset/liability mix of the Corporation and maximize net interest income within an acceptable range of risk.

The Corporation manages its interest-rate risk through the use of an income simulation model that forecasts the impact on net interest income of a variety of different interest-rate scenarios. The model evaluates the impact on net interest income of rates moving significantly higher or lower than a "most likely" scenario. The results are compared to risk-tolerance limits set by corporate policy for 12 and 36-month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates (versus the "most likely" scenario) over a 36-month time period. The results of the simulation for year-end 1998 and 1997 indicated that the Corporation was within the established guidelines (see Table N).

In managing the Corporation's interest-rate risk, ALCO uses financial derivative instruments, such as foreign currency and interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of the interest-rate risk and currency risk of the Corporation. All of these instruments are considered off-balance sheet, as they do not materially affect the level of assets or liabilities of the Corporation. At December 31, 1998, the Corporation's use of derivatives was limited. First, the Corporation had an interest rate swap for a notional amount of $25 million on a pool of mortgage loans. This swap diminishes the risk of holding long-term, fixed-rate loans. The Corporation also had foreign currency exchange contracts for a notional amount of $87 million to hedge the equity investment at Riggs Bank Europe Limited. The foreign currency contracts mitigate the risk of changes in exchange rates. In addition, Riggs Bank Europe Limited used interest-rate swaps to convert fixed rate loans into floating rate assets. There were 28 such interest-rate swap agreements outstanding at December 31, 1998 for RBEL totaling $90.3 million in notional principal balance. Also, the Corporation had approximately $33 million in commitments to sell foreign exchange contracts for the purpose of hedging intercompany loans.

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

CAPITAL RESOURCES

A fundamental objective of management is to maintain a level of capitalization that is sufficient to take advantage of favorable investment opportunities and to promote depositor and investor confidence. The Corporation places an emphasis on capital strength and the ability of the Corporation to withstand unfavorable economic and/or business losses. The Corporation continues to maintain a strong capital position at December 31, 1998.

Total stockholders' equity at December 31, 1998 was $392.7 million, down $70.5 million from year-end 1997. The decrease was the result of the Corporation redeeming all outstanding shares of its $100 million Non-cumulative Perpetual Series B Preferred Stock. The preferred stock had an annual dividend rate of 10.75% and a redemption price of $27.25 per share, resulting in a reduction to the Corporation's equity of $109 million. This reduction in equity was offset by earnings for the year totaling $61.8 million, less dividends paid on preferred and common stock.

Regulators have issued risk-based capital guidelines for banks and bank holding companies. These requirements provide minimum Total, Tier I, and Leverage capital ratios that measure capital adequacy. Total capital measures combined Tier I and Tier II capital to risk-weighted assets. Tier I capital measures Tier I capital to risk-weighted assets. The Leverage ratio measures Tier I capital to quarterly average assets. At December 31, 1998, the Corporation's and the Bank's capital ratios exceed the "well-capitalized" levels under each of the regulatory ratios (see Table O).

The Corporation's policy is to ensure that its bank subsidiary is capitalized in accordance with regulatory guidelines. The Corporation's national bank subsidiary is subject to minimum capital ratios as prescribed by the Office of the Comptroller of the Currency, which are the same as those prescribed by the Federal Reserve Board for bank holding companies.

YEAR 2000 READINESS DISCLOSURE

General

Advances and changes in technology can have a significant impact on the Corporation's business. Financial institutions are dependent on information systems and also have many external interdependencies with other companies. Many computer programs were designed to recognize calendar years by their last two digits. Calculations performed using these digits may not work properly with dates beginning in the Year 2000 and beyond. The Year 2000 issue creates risk for the Corporation from unforeseen problems in its computer systems and from Year 2000 issues with the Corporation's vendors, service providers and customers.

Approach and Risk

The Corporation began to identify the risks associated with the Year 2000 in 1995. Management established a corporate oversight structure to ensure timely risk assessments, remediation plans, systems testing, conversions, and centralized management of the project. The structure of the effort entails a number of groups, each addressing a different aspect of the project, and reporting to the Year 2000 Program Manager. Oversight of the entire project is performed by the Year 2000 Advisory Group. This is a management committee appointed by the Board of Directors that reports to the Board on a quarterly basis.

Management determined that an enterprise-wide business risk-assessment approach is most appropriate for addressing and remediating Year 2000 problems. This included an assessment of the information technology resources of each of the functional areas in the Corporation, as well as separate assessments of information technology vendors and suppliers, mainframe applications, third party suppliers, alternative platforms, and non-information technology and facilities risks.

In addition to systems-related risks, the Corporation undertook a review of risks created by potential business interruptions suffered by the Corporation's major business counterparties, both domestic and foreign. The Corporation divided its business counterparties into three broad categories: Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources), and Capital Markets Partners (trading counterparties and fiduciary relationships). For those business partners that would have a significant impact on the Corporation's liquidity, income or capital markets activities, should they encounter significant business interruption due to the Year 2000, management has worked through the functional areas involved to assess readiness and contingency plans for recovering from an abrupt interruption.

After the assessment phase, Year 2000 efforts have focused on remediation and verification. The Corporation has developed detailed action plans to address mainframe systems, third party servicers, embedded technology and facilities and non-information technology issues. For purchased systems and software and third party servicers, the Year 2000 efforts have involved contacting the vendors or suppliers and determining the Year 2000 status of the various systems and of the plans to bring the systems into compliance. For in-house systems, the Year 2000 efforts include correction of the programs to ensure proper data processing. The Corporation's action plans also include testing mission-critical systems to verify the remediation efforts. Riggs records and tracks information to keep management aware of the status of the Corporation's information technology systems. The Program Manager is working with the functional areas of the Corporation to develop contingency plans for a variety of situations, such as the failure of a vendor to remediate Year 2000 issues by a particular date or a system not being available for processing.

Inherent in the Year 2000, the failure to correct a material problem could result in an interruption in or failure of certain business operations. Year 2000 risks and uncertainties include increased credit losses, service delays, funding delays, counterparty failures, inaccurate information processing, ATM failures, and problems with international accounts. There can be no assurance that the Year 2000 issue will not have a material adverse impact on the Corporation's financial position, results of operations, or relationships with customers, vendors, or others.

State of Readiness

While there is general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party vendors and customers, the Corporation's progress toward completing the enterprise-wide risk assessment and remediating Year 2000 problems is on target. Management substantially completed remediation and verification of all mission-critical internal systems by December 31, 1998. Management expects to substantially complete remediation and verification of mission-critical third party servicers by March 31, 1999. This is in accordance with guidelines established by Bank regulatory authorities. Verification of non-mission-critical system changes, including non-information technology issues, will be performed throughout 1999. The Corporation presently believes that the Year 2000 issue will not cause significant operational problems.

Costs

The total cost to become Year 2000 compliant is not expected to be material to the Corporation's financial position. The Corporation estimates the total cost of the Year 2000 project will be approximately $7.6 million, with funds provided from operating cash flows. As of December 31, 1998, the total amount expended was $3.6 million, with $2.8 million of this expense incurred in 1998. The future cost of completing the Year 2000 project is estimated to be $4.0 million. The most significant components of the total estimated cost consist of 66% for personnel related costs, including consultants and special Year 2000 incentives, and 26% for data processing services. The Corporation does not separately track all internal costs incurred for the Year 2000 project. Internal costs are principally the payroll-related costs for the information systems group.

The Year 2000 expense represents approximately 9% of the Corporation's total actual information technology expenditures for 1998. Other significant or critical non-Year 2000 information technology efforts have not been materially delayed or impacted by Year 2000 initiatives.

Contingency Plans

To prepare for the possibility that certain information systems or third-party vendors and servicers will not be Year 2000 compliant, the Corporation is developing detailed contingency plans. The Corporation has two types of contingency plans, remediation plans and business resumption plans.

The remediation plans address those information systems that the Corporation determines are not currently, or may not be, Year 2000 compliant through our testing. These plans describe and schedule alternative provisions, including, if necessary, the replacement of vendors or third party servicers to ensure compliance. These remediation plans are complete.

The  business-resumption   plans  address  how  the  Corporation  will  continue
operations  in  the  event  a  Year  2000  related   interruption   occurs.  The
business-resumption plans for its mission-critical systems and third-party servicers are scheduled to be complete by June 30, 1999. While implementation of the business-resumption plans is not expected to be necessary, it will ensure the Corporation has the ability to process transactions and serve its customers under circumstances in which a Year 2000 problem actually occurs.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from estimates. Such forward-looking statements include, but are not limited to, (1) projections on the Corporation's 1999 tax rate and tax expense in Management's Discussion and Analysis (MD&A), (2) discussions of loans and loan losses in MD&A, (3) comments related to the redemption of Preferred Stock and buyback of Common Stock in MD&A, (4) discussions of Asset/Liability Management and related risk in MD&A, and (5) disclosures related to the Year 2000 in MD&A.

The risks and uncertainties associated with forward-looking statements include, among other things, significant changes in general economic conditions, both domestic and international; the impact of market and economic conditions on debt, equity and assumptions made in the redemption of preferred stock; sharp changes in credit quality or interest rates; changes in the Corporation's tax liability and rates; and the Corporation's ability and resources to execute its business strategies and manage risks associated with potential expansion plans or the Year 2000 issue.

FOURTH QUARTER 1998 VS.
FOURTH QUARTER 1997

For the fourth quarter of 1998, the Corporation reported net income of $14.4 million, or $(.04) per diluted share, compared with $17.0 million, or $.45 per diluted share, for the fourth quarter of 1997. Results for the fourth quarter of 1998 included $13.8 million in costs (and $(.44) per share) for redemption of the Corporation's preferred stock. Results for the fourth quarter of 1997 included a credit of $12.0 million in the provision for loan losses (see the table on page 69).

Net interest income for the fourth quarter of 1998 was $46.6 million, a decrease of $500 thousand, or 1%, year-to-year, reflecting the impact of relatively stable average earning assets combined with a decline in the net interest margin from the loss of funds related to the preferred stock redemption.

Noninterest income for the fourth quarter of 1998 was $28.0 million, an increase of $5.0 million, or 22%, when compared with the same period in 1997. This increase was attributable to a $3.6 million gain from termination of the RBEL pension plan in the fourth quarter of 1998, combined with an increase in trust and investment advisory income of $1.2 million.

Noninterest expense for the fourth quarter of 1998 totaled $49.1 million, compared to $51.6 million a year earlier, a decrease of $2.5 million, or 5%. This decrease was primarily the result of a decrease in data processing expenses.

1997 VS. 1996

In 1997, the Corporation achieved consolidated net earnings of $50.9 million compared with net earnings of $65.9 million in 1996. Earnings per diluted share for 1997 and 1996 were $1.27 and $1.79, respectively. Net income for 1997 benefited from a $12.0 million reduction in the reserve for loan losses, as continued improvement in credit quality resulted in the recording of these reserve adjustments. Return on average assets was 0.97% for 1997 compared with 1.40% for 1996. Return on average stockholders' equity was 11.69% in 1997 compared with 16.48% for 1996.

Net interest income (before the provision for loan losses) totaled $179.3 million, an increase of $26.0 million from 1996's total. This is attributable to an increase of $578.3 million in average earning assets, partially offset by an increase in average interest-bearing liabilities of $188.4 million. The net interest margin was 3.81% for 1997, an increase of nine basis points from 3.72% in 1996.

Noninterest income for 1997, excluding securities gains, totaled $84.4 million, compared to 1996's total of $89.0 million. The decrease from 1996, totaling $4.6 million, was partially due to $5.1 million in interest on tax settlements in the 1996 year, and $3.2 million from the sale of a portion of the corporate trust business in 1996.

Noninterest expense for 1997 rose to $186.0 million, a 5% increase totaling $9.1 million from 1996's total of $176.9 million. The increase in expenses during 1997 was primarily the result of a $6.0 million increase in salaries and wages, which was partially offset by a $2.8 million reduction in pension and benefit expenses.

The Corporation's 1997 provision for income tax expense of $24.7 million increased from a provision of $6.2 million in 1996. This represents an effective tax rate of 26.5% for 1997, compared with an effective tax rate of 8.5% for 1996.

In October 1997, the Corporation acquired J. Bush &Co., a privately-held investment advisor. At acquisition, J. Bush &Co. had approximately $250 million in assets under management. This acquisition was accounted for as a purchase, the impact of which was not material to the Corporation.

The securities portfolio consisted of securities available for sale which increased $510.0 million, or 44%, to a balance of $1.67 billion at year-end 1997. The increase in securities from 1996 was mainly due to fund inflows from the minority interest-trust preferred securities as well as increases in the deposit and borrowing portfolios. Sale of securities in 1997 resulted in securities gains of $3.5 million.

Loans, net of premiums, discounts and deferred fees totaled $2.88 billion at December 31, 1997, an increase of $246.5 million, or 9%, from the prior year.

The commercial loan portfolio increased $86.3 million at year-end 1997 and the real estate-commercial/construction portfolio increased $58.0 million over year-end 1996. These increases were related to improved loan demand and a strong local economy. Residential mortgage loans declined $69.6 million as a result of paydowns and payoffs in excess of new loan production while the home-equity portfolio increased $35.8 million in 1997. Foreign loans increased to $389.6 million at year-end 1997 from the balance at year-end 1996 of $251.8 million due to strengthening of the economy in the United Kingdom, together with the expansion of the recently established Embassy Banking division in London and a regional Trade Finance office in Manchester, England.

Nonperforming assets decreased $29.1 million, or 77%, during the year to $9.0 million at December 31, 1997. This decrease in nonperforming assets during 1997 was primarily attributable to sales and paydowns of $26.8 million. At year-end 1997, the Corporation's reserve for loan losses totaled $52.4 million, a decrease of $12.1 million from year-end 1996's balance, mainly due to a $12.0 million reduction in loan loss provisions as a result of increased credit quality in the loan portfolio. Other real estate owned decreased 82% to $5.1 million at December 31, 1997, from sales and repayments totaling $22.4 million.

Total deposits at December 31, 1997 were $4.30 billion, compared with $4.05 billion at year-end 1996, an increase of $247.2 million, or 6%. The increase in balances was concentrated in two categories, demand and time deposits in foreign offices. The rise in demand deposits of $90.3 million is the result of increased seasonal fluctuations above the prior year. Foreign time deposits increased $142.1 million, due in part to increases in the funding of the Corporation's London operations through inter-bank sources.

Average short-term borrowings for 1997 totaled $284.4 million, up from 1996's average of $241.0 million, primarily due to increases in repurchase agreements, which are a funding vehicle for the Corporation. Long-term debt totaled $191.5 million at December 31, 1997 and 1996, respectively. On March 12, 1997, Riggs Capital II, a newly formed, wholly-owned subsidiary of the Corporation, sold $200 million of preferred equity capital through the private placement of redeemable trust preferred securities. These securities mature in 2027 and have an annual dividend rate of 8.875%. The net proceeds from this sale will be available for general corporate purposes.

Total stockholders' equity at December 31, 1997 was $463.2 million, or 7.9% of total assets, up $37.4 million from year-end 1996. The increase was the result of earnings for the year totaling $50.9 million, partially offset by dividends on preferred stock and common stock.

The  Corporation's  Total and Tier I capital  ratios  were  31.52%  and  18.45%, respectively, at December 31, 1997, compared with 28.47% and 20.04%, respectively, at December 31, 1996. The Corporation's capital ratios were enhanced by the inclusion of the proceeds from the trust preferred securities. The Corporation's leverage ratio was 11.15% at December 31, 1997, compared with a leverage ratio of 11.84% at the prior year-end.

Table A:
THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES1


                                                    1998                           1997                            1996
----------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE   INCOME/   YIELDS/    AVERAGE    INCOME/   YIELDS/    AVERAGE    INCOME/  YIELDS/
(IN THOUSANDS)                         BALANCES   EXPENSE    RATES    BALANCES    EXPENSE    RATES    BALANCES    EXPENSE   RATES
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans:
  Commercial-Taxable                $  551,179   $ 39,830    7.23%   $  388,865  $ 30,458    7.83%   $  359,303 $ 30,483    8.48%
  Commercial-Tax-Exempt                 57,232      4,598    8.03        47,768     4,041    8.46        29,180    2,748    9.42
  Real Estate-
    Commercial/Construction            408,314     35,468    8.69       346,404    30,245    8.73       327,594   28,953    8.84
  Residential Mortgage               1,247,988     89,265    7.15     1,196,090    85,727    7.17     1,258,669   89,674    7.12
  Home Equity                          326,837     25,179    7.70       306,470    24,932    8.14       273,860   22,555    8.24
  Consumer                              69,199      8,685   12.55        75,383     9,177   12.17        76,006    9,285   12.22
  Foreign                              427,062     36,705    8.59       299,892    24,606    8.20       232,800   18,689    8.03
----------------------------------------------------------------------------------------------------------------------------------
Total Loans, Including Fees          3,087,811    239,730    7.76     2,660,872   209,186    7.86     2,557,412  202,387    7.91

Securities Available for Sale 2      1,178,271     71,331    6.05     1,426,082    86,702    6.08     1,115,466   65,739    5.89
Time Deposits with Other Banks         618,964     33,379    5.39       167,235     8,470    5.06       208,108   10,288    4.94
Federal Funds Sold and
  Reverse Repurchase Agreements        225,219     12,351    5.48       546,358    30,283    5.54       341,279   18,487    5.42
----------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS AND
  AVERAGE RATE EARNED                5,110,265    356,791    6.98     4,800,547   334,641    6.97     4,222,265  296,901    7.03

Less:  Reserve for Loan Losses          53,625                           63,768                          59,556
Cash and Due from Banks                144,761                          158,531                         192,024
Premises and Equipment, Net            179,379                          165,710                         160,354
Other Assets                           185,931                          191,094                         201,282
==================================================================================================================================

TOTAL ASSETS                        $5,566,711                       $5,252,114                      $4,716,369
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits:
  Savings and NOW Accounts          $  244,604   $  4,967    2.03%   $  285,068  $  6,359    2.23%   $  645,258 $ 13,944    2.16%
  Money Market Deposit Accounts      1,558,482     41,260    2.65     1,602,131    51,375    3.21     1,173,179   38,363    3.27
  Time Deposits in Domestic Offices    989,658     45,029    4.55       809,133    35,091    4.34       834,759   38,738    4.64
  Time Deposits in Foreign Offices     574,022     34,873    6.08       461,045    26,738    5.80       340,262   18,931    5.56
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits      3,366,766    126,129    3.75     3,157,377   119,563    3.79     2,993,458  109,976    3.67

Short-Term Borrowings:
  Federal Funds Purchased and
    Repurchase Agreements              396,438     19,442    4.90       266,828    13,569    5.09       212,206   10,036    4.73
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings         18,824        406    2.16        17,563        896   5.10        28,747    1,267    4.41
Long-Term Debt                         191,525     17,473    9.12       191,525     17,473   9.12       210,494   18,612    8.84
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING FUNDS
  AND AVERAGE RATE INCURRED          3,973,553    163,450    4.11     3,633,293    151,501   4.17     3,444,905  139,891    4.06

Demand Deposits 3                      723,138                          815,690                         812,515
Other Liabilities                       65,481                           56,358                          51,095
Minority Interest in Preferred
  Stock of Subsidiary                  350,000                          311,644                           7,787
Stockholders' Equity                   454,539                          435,129                         400,067
==================================================================================================================================
TOTAL LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDERS' EQUITY          $5,566,711                       $5,252,114                      $4,716,369

NET INTEREST INCOME AND SPREAD                   $193,341    2.87%                $183,140   2.80%              $157,010    2.97%
==================================================================================================================================
NET INTEREST MARGIN ON
  EARNING ASSETS                                             3.78%                           3.81%                          3.72%
----------------------------------------------------------------------------------------------------------------------------------

     1 INCOME AND RATES ARE COMPUTED ON A TAX-EQUIVALENT BASIS USING A FEDERAL INCOME TAX RATE OF 35% FOR 1998, 1997, AND 1996, IN ADDITION TO LOCAL TAX RATES AS APPLICABLE. AVERAGE FOREIGN ASSETS AND AVERAGE FOREIGN LIABILITIES ARE FOUND ON PAGE 70.

     2 THE AVERAGES AND RATES FOR THE SECURITIES AVAILABLE FOR SALE PORTFOLIO ARE BASED ON AMORTIZED COST.

     3 1998 DEMAND DEPOSIT BALANCES EXCLUDE CERTAIN ACCOUNTS TRANSFERRED TO THE MONEY MARKET CLASSIFICATION TO REDUCE THE LEVEL OF DEPOSIT RESERVES REQUIRED.

Table B: NET INTEREST INCOME CHANGES 1


                                                      1998 VERSUS 1997                   1997 VERSUS 1996
---------------------------------------------------------------------------------------------------------------
                                               DUE TO    DUE TO     TOTAL         DUE TO   DUE TO     TOTAL
(IN THOUSANDS)                                  RATE     VOLUME    CHANGE          RATE    VOLUME    CHANGE
---------------------------------------------------------------------------------------------------------------

Interest Income:
  Loans, Including Fees                      $(2,916) $ 33,460  $ 30,544       $(2,411)   $ 9,210  $ 6,799
  Securities Available for Sale                 (367)  (15,004)  (15,371)        2,173     18,790   20,963
  Time Deposits with Other Banks                 584    24,325    24,909           253     (2,071)  (1,818)
  Federal Funds Sold and Reverse
    Repurchase Agreements                       (318)  (17,614)  (17,932)          429     11,367   11,796
---------------------------------------------------------------------------------------------------------------

Total Interest Income                         (3,017)   25,167    22,150           444     37,296   37,740

Interest Expense:
  Savings and NOWAccounts                       (539)     (853)   (1,392)          442     (8,027)  (7,585)
  Money Market Deposit Accounts               (8,748)   (1,367)  (10,115)         (757)    13,769   13,012
  Time Deposits in Domestic Offices            1,793     8,145     9,938        (2,481)    (1,166)  (3,647)
  Time Deposits in Foreign Offices             1,322     6,813     8,135           845      6,962    7,807
  Federal Funds Purchased and
    Repurchase Agreements                       (499)    6,372     5,873           798      2,735    3,533
  U.S. Treasury Demand Notes and
    Other Short-Term Borrowings                 (550)       60      (490)          177       (548)    (371)
  Long-Term Debt                                 --        --        --            581     (1,720)  (1,139)
---------------------------------------------------------------------------------------------------------------

Total Interest Expense                        (7,221)   19,170    11,949          (395)    12,005   11,610
===============================================================================================================
Net Interest Income                          $ 4,204  $  5,997  $ 10,201       $   839    $25,291  $26,130
---------------------------------------------------------------------------------------------------------------

1 THE DOLLAR AMOUNT OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE ATTRIBUTABLE TO CHANGES IN RATE/VOLUME (CHANGE IN RATE MULTIPLIED BY CHANGE IN VOLUME) HAS BEEN ALLOCATED BETWEEN RATE AND VOLUME VARIANCES BASED ON THE PERCENTAGE RELATIONSHIP OF SUCH VARIANCES TO EACH OTHER. INCOME AND RATES ARE COMPUTED ON A TAX-EQUIVALENT BASIS USING A FEDERAL INCOME TAX RATE OF 35% FOR 1998, 1997 AND 1996, IN ADDITION TO LOCAL TAX RATES AS APPLICABLE.

Table C:
YEAR-END LOANS
DECEMBER 31,

(IN THOUSANDS)                                   1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------------

Domestic:
  Commercial and Financial                  $  668,778   $  529,894   $  443,557   $  400,280   $  400,660
  Real Estate-Commercial/Construction          409,586      410,011      352,015      326,965      323,835
  Residential Mortgage                       1,276,257    1,156,493    1,226,110    1,284,193    1,317,169
  Home Equity                                  314,347      317,669      281,867      251,798      220,910
  Consumer                                      69,419       78,932       78,617       79,867       75,887
---------------------------------------------------------------------------------------------------------------

Total Domestic                               2,738,387    2,492,999    2,382,166    2,343,103    2,338,461

Foreign:
  Governments and Official Institutions         74,676       50,606       17,131       30,849       26,013
  Banks and Other Financial Institutions         9,451        8,506        5,457        6,570       11,517
  Commercial and Industrial                    395,552      293,609      213,236      171,070      146,153
  Other                                         42,353       36,911       15,958       15,761       20,875
---------------------------------------------------------------------------------------------------------------

Total Foreign                                  522,032      389,632      251,782      224,250      204,558

Total Loans                                  3,260,419    2,882,631    2,633,948    2,567,353    2,543,019

Net Deferred Loan Fees,
  Premiums and Discounts                        (2,284)       1,742        3,886        4,606        6,905
---------------------------------------------------------------------------------------------------------------


Loans                                        3,258,135    2,884,373    2,637,834    2,571,959    2,549,924
Reserve for Loan Losses                        (54,455)     (52,381)     (64,486)     (56,546)     (97,039)
===============================================================================================================

Total Net Loans                             $3,203,680   $2,831,992   $2,573,348   $2,515,413   $2,452,885
---------------------------------------------------------------------------------------------------------------

Table D:
YEAR-END MATURITIES AND RATE SENSITIVITY
DECEMBER 31, 1998

                                                      LESS THAN                     OVER
(IN THOUSANDS)                                         1 YEAR 1    1-5 YEARS      5 YEARS       TOTAL
---------------------------------------------------------------------------------------------------------------

Maturities:
  Commercial and Financial                            $146,068      $256,567    $  266,143   $  668,778
  Real Estate-Commercial/Construction                   50,836       179,505       179,245      409,586
  Residential Mortgage                                  28,758       136,608     1,110,891    1,276,257
  Home Equity                                          135,512        23,193       155,642      314,347
  Consumer                                              47,535        20,764         1,120       69,419
  Foreign                                              418,944        82,964        20,124      522,032
===============================================================================================================

Total Loans                                           $827,653      $699,601    $1,733,165   $3,260,419

Rate Sensitivity:
  With Fixed Interest Rates                           $125,761      $413,342    $1,203,082   $1,742,185
  With Floating and Adjustable Interest Rates          701,892       286,259       530,083    1,518,234
---------------------------------------------------------------------------------------------------------------

Total Loans                                           $827,653      $699,601    $1,733,165   $3,260,419
===============================================================================================================

1 INCLUDES DEMAND LOANS, LOANS HAVING NO STATED SCHEDULE OF REPAYMENTS OR MATURITY, AND OVERDRAFTS.


Table E:
REAL ESTATE-COMMERCIAL/CONSTRUCTION LOANS
GEOGRAPHIC DISTRIBUTION BY TYPE
DECEMBER 31, 1998

                                                                       GEOGRAPHIC LOCATION
---------------------------------------------------------------------------------------------------------------
                                                DISTRICT OF                             UNITED
(IN THOUSANDS)                                   COLUMBIA     VIRGINIA    MARYLAND      KINGDOM       TOTAL
---------------------------------------------------------------------------------------------------------------

Land Acquisition and
  Construction Development                       $ 13,500     $ 4,120    $   3,616      $  --      $ 21,236
Multi-Family Residential                           15,189      10,169        2,653         --        28,011

Commercial:
  Office Buildings                                 91,623      38,959       25,514         --       156,096
  Shopping Centers                                 13,015      10,586       48,232         --        71,833
  Hotels                                            1,132        --           --           --         1,132
  Industrial/Warehouse                              2,202      16,263        3,302         --        21,767
  Churches                                         22,117         792       39,986         --        62,895
  Other                                            14,318      17,533       14,765         --        46,616
---------------------------------------------------------------------------------------------------------------

Total Commercial                                 $144,407     $84,133     $131,799      $  --      $360,339

Total Domestic Real Estate-
  Commercial/Construction Loans                   173,096      98,422      138,068         --       409,586
Foreign                                              --          --           --        178,083     178,083
===============================================================================================================

Total Real Estate-
  Commercial/Construction Loans                  $173,096     $98,422     $138,068     $178,083    $587,669
---------------------------------------------------------------------------------------------------------------

Table F:
CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS 1

                                      GOVERNMENTS        BANKS AND      COMMERCIAL
                                     AND OFFICIAL     OTHER FINANCIAL       AND
(IN THOUSANDS)                       INSTITUTIONS      INSTITUTIONS     INDUSTRIAL       OTHER        TOTAL
---------------------------------------------------------------------------------------------------------------

As of December 31, 1998
United Kingdom                           $313         $ (73,380)         $344,081      $ 3,874     $274,888
United States2                            --            378,419              --         21,262      399,681
===============================================================================================================

As of December 31, 1997
United Kingdom                            472          (112,033)          264,549        1,724      154,712
---------------------------------------------------------------------------------------------------------------

As of December 31, 1996
United Kingdom                            419               727           167,701       27,480      196,327
---------------------------------------------------------------------------------------------------------------

1 CROSS-BORDER OUTSTANDINGS INCLUDE LOANS, ACCEPTANCES, INVESTMENTS, ACCRUED INTEREST AND OTHER MONETARY ASSETS, NET OF INTEREST-BEARING DEPOSITS WITH OTHER BANKS THAT ARE DENOMINATED IN U.S. DOLLARS OR OTHER NON-LOCAL CURRENCIES.

2 UNITED STATES CROSS-BORDER OUTSTANDINGS CONSIST OF DEPOSITS PLACED BY THE CORPORATION IN FOREIGN BRANCHES OF UNITED STATES BANKS.

Table G:
CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
WITH NONPERFORMING OR PAST-DUE LOANS


                                                                                       TOTAL
                                                                   NONACCRUAL      NONPERFORMING   PAST-DUE
(IN THOUSANDS)                                                        LOANS            LOANS         LOANS
---------------------------------------------------------------------------------------------------------------

As of December 31, 1998
United Kingdom                                                      $2,843 1          $2,843          $21
===============================================================================================================

As of December 31, 1997
United Kingdom                                                       1,421             1,421          --
---------------------------------------------------------------------------------------------------------------

As of December 31, 1996
United Kingdom                                                         287               287          --
---------------------------------------------------------------------------------------------------------------

1 AS OF DECEMBER 31, 1998, ALL NONACCRUAL LOANS ARE ALSO CLASSIFIED AS RENEGOTIATED LOANS.

Table H:
MATURITIES OF SECURITIES AVAILABLE FOR SALE
DECEMBER 31, 1998

                                                                              GROSS       GROSS       BOOK/
                                                                 AMORTIZED  UNREALIZED  UNREALIZED   MARKET
(IN THOUSANDS)                                                      COST      GAINS      LOSSES       VALUE
---------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities:
    Mature after 10 years                                        $113,677      $ --      $1,927    $111,750
Government Agencies Securities:
    Due within 1 year                                             299,237          1          2     299,236
    Due after 1 year but within 5 years                            49,961         56        --       50,017
    Due after 5 years but within 10 years                          41,967        124        --       42,091
Mortgage Backed Securities:
    Due after 5 years but within 10 years                          13,314        --          25      13,289
    Mature after 10 years                                         410,838        249        873     410,214
Other Securities:
    Mature within 1 year                                           12,603        --         --       12,603
    Mature after 10 years                                          30,974        927        373      31,528
===============================================================================================================

Total Securities Available for Sale                              $972,571     $1,357     $3,200    $970,728
---------------------------------------------------------------------------------------------------------------



Table I:
RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)
DECEMBER 31,

(IN THOUSANDS)                                  1998         1997         1996         1995        1994
---------------------------------------------------------------------------------------------------------------

Balance, January 1                           $ 52,381     $ 64,486      $ 56,546    $ 97,039    $ 86,513
Provision for Loan Losses                        --        (12,000)         --       (55,000)      6,300
Loans Charged Off:
  Commercial and Financial                        579          146           764         243         593
  Real Estate-Commercial/Construction             183         --           1,061         697       6,800
  Residential Mortgage                              5           10            11         --          409
  Home Equity                                     186          448            67         438          98
  Consumer                                      2,232        2,047         1,513         906       1,511
  Foreign                                         937          593           260       6,106       3,219
---------------------------------------------------------------------------------------------------------------

Total Loans Charged Off                         4,122        3,244         3,676       8,390      12,630

Recoveries on Charged-Off Loans:
  Commercial and Financial                         72          220           397       2,084         695
  Real Estate-Commercial/Construction           4,410        2,263         3,802      11,408       8,847
  Residential Mortgage                            --            10           --           84         136
  Home Equity                                      58           47            27         114           4
  Consumer                                        546          510           512         838         942
  Foreign                                       1,016          666         5,513       8,400       5,034
---------------------------------------------------------------------------------------------------------------

Total Recoveries on Charged-Off Loans           6,102        3,716        10,251      22,928      15,658

Net Charge-Offs (Recoveries)                   (1,980)        (472)       (6,575)    (14,538)     (3,028)
Foreign Exchange Translation Adjustments           94         (577)        1,365         (31)      1,198
===============================================================================================================

Balance, December 31                         $ 54,455     $ 52,381      $ 64,486    $ 56,546    $ 97,039
---------------------------------------------------------------------------------------------------------------

Ratio of Net Charge-Offs (Recoveries) to
    Average Loans                                (.06)%       (.02)%        (.26)%      (.57)%      (.12)%
Ratio of Reserve for Loan Losses to Total Loans  1.67 %       1.82 %        2.44 %      2.20 %      3.81 %

Table J:
RESERVE FOR LOAN LOSSES ALLOCATION AND LOAN DISTRIBUTION
DECEMBER 31,

Allocation of the Reserve for Loan Losses

(IN THOUSANDS)                                 1998          1997         1996         1995          1994
---------------------------------------------------------------------------------------------------------------

Commercial and Financial                     $20,990       $ 5,524      $ 6,838      $ 9,334       $11,658
Real Estate-Residential and
   Commercial/Construction                     5,714         9,109        8,191        9,543        11,988
Home Equity and Consumer                       2,612         3,593        4,236        2,717         6,178
Foreign                                        7,845         4,765        4,752        5,030        11,981
Based on Qualitative Factors                  17,294        29,390       40,469       29,922        55,234
===============================================================================================================

Balance, December 31                         $54,455       $52,381      $64,486      $56,546       $97,039
---------------------------------------------------------------------------------------------------------------

Distribution of  Year-End Loans

(IN THOUSANDS)                                 1998          1997         1996         1995          1994
---------------------------------------------------------------------------------------------------------------

Commercial and Financial                       20.5 %        18.4 %       16.8 %       15.6 %        15.8 %
Real Estate-Residential and
   Commercial/Construction                     51.7          54.3         59.9         62.9          64.5
Home Equity and Consumer                       11.8          13.8         13.7         12.8          11.7
Foreign                                        16.0          13.5          9.6          8.7           8.0
===============================================================================================================

Balance, December 31                          100.0 %       100.0 %      100.0 %      100.0 %       100.0 %
---------------------------------------------------------------------------------------------------------------

Table K:
NONPERFORMING ASSETS AND PAST-DUE LOANS
DECEMBER 31,

(IN THOUSANDS)                                   1998        1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS:

Nonaccrual Loans:
  Domestic                                 $    26,831  $    1,916   $    9,133   $    7,542   $   11,518
  Foreign                                         --         1,877          743        1,784       15,865
---------------------------------------------------------------------------------------------------------------

Total Nonaccrual Loans                          26,831       3,793        9,876        9,326       27,383

Renegotiated Loans:1
  Domestic                                          77         101          125        3,410          288
  Foreign                                        2,843        --           --           --            267
---------------------------------------------------------------------------------------------------------------

Total Renegotiated Loans                         2,920         101          125        3,410          555

Other Real Estate Owned, Net:
  Domestic                                       1,638       4,993       27,722       32,627       44,068
  Foreign                                           42          83          399          570        3,695
---------------------------------------------------------------------------------------------------------------

Total Other Real Estate Owned, Net               1,680       5,076       28,121       33,197       47,763
===============================================================================================================
Total Nonperforming Assets, Net            $    31,431  $    8,970   $   38,122   $   45,933   $   75,701
---------------------------------------------------------------------------------------------------------------

PAST-DUE LOANS:
  Domestic                                 $    25,254  $    7,279   $    3,849   $    5,423   $    6,091
  Foreign                                           15        --           --             36           30
===============================================================================================================

Total Past-Due Loans                       $    25,269  $    7,279   $    3,849   $    5,459   $    6,121
---------------------------------------------------------------------------------------------------------------

Total Loans, Net of Deferred
  Loan Fees, Premiums
  and Discounts                             $3,258,135  $2,884,373   $2,637,834   $2,571,959   $2,549,924
Ratio of Nonaccrual Loans to Total Loans           .82%        .13 %        .37%         .36%        1.07%
Ratio of Nonperforming Assets to Total Loans
  and Other Real Estate Owned, Net                 .96%        .31 %       1.43%        1.76%        2.91%
---------------------------------------------------------------------------------------------------------------

1 RENEGOTIATED LOANS DO NOT INCLUDE $6.5 MILLION IN LOANS RENEGOTIATED AT MARKET TERMS THAT HAVE PERFORMED IN ACCORDANCE WITH THEIR RESPECTIVE RENEGOTIATED TERMS.

Table L:
INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS
DECEMBER 31,

(IN THOUSANDS)                                  1998         1997         1996         1995        1994
---------------------------------------------------------------------------------------------------------------

Interest Income at Original Terms:
  Nonaccrual Loans:
    Domestic                               $     751     $    385      $    972     $  1,230    $  3,571
    Foreign                                      --            65           228        1,156       2,476
  Renegotiated Loans                             586           18            68           54         444
===============================================================================================================

Total                                      $   1,337     $    468      $  1,268     $  2,440    $  6,491
---------------------------------------------------------------------------------------------------------------

Actual Interest Income Recognized:
  Nonaccrual Loans:
    Domestic                                $    --      $      5      $    254     $    214    $    458
    Foreign                                      --           --             37          186       1,075
  Renegotiated Loans                             --           --             --           --          --
===============================================================================================================

Total                                       $    --      $      5      $    291     $    400    $  1,533
---------------------------------------------------------------------------------------------------------------




Table M:
SHORT-TERM BORROWINGS

                                           FEDERAL FUNDS PURCHASED           U.S. TREASURY DEMAND NOTES
                                          AND REPURCHASE AGREEMENTS        AND OTHER SHORT-TERM BORROWINGS
(IN THOUSANDS)                          1998        1997       1996         1998        1997         1996
---------------------------------------------------------------------------------------------------------------

Balance, December 31                  $353,303   $327,579    $237,166      $21,077    $24,929    $ 18,068

Average Amount Outstanding1            396,438    266,828     212,206       18,824     17,563      28,747
Weighted-Average Rate Paid1               4.90%      5.09%       4.73%        2.16%      5.10%       4.41%
Maximum Amount Outstanding at any
  Month-End                            547,934    346,086     347,017       27,014     26,522     125,145
---------------------------------------------------------------------------------------------------------------

1 AVERAGE AMOUNTS ARE BASED ON DAILY BALANCES. AVERAGE RATES ARE COMPUTED ON ACTUAL INTEREST EXPENSE DIVIDED BY AVERAGE AMOUNTS OUTSTANDING.

Table N:
INTEREST-RATE SENSITIVITY ANALYSIS 1

                                                   MOVEMENTS IN INTEREST RATES FROM DECEMBER 31, 1998

(IN THOUSANDS)                             SIMULATED IMPACT OVER NEXT           SIMULATED IMPACT OVER NEXT
                                                  TWELVE MONTHS                      THIRTY-SIX MONTHS
---------------------------------------------------------------------------------------------------------------
                                           +100BP           -100BP              +300BP          -300BP
---------------------------------------------------------------------------------------------------------------
Simulated Impact Compared with a
Most Likely Scenario:

 Net Interest Income Increase/(Decrease)   (0.4)%              0.0%                  0.6%          (4.7)%

 Net Interest Income Increase/(Decrease)$  (813)              $ 65               $ 3,622       $(28,401)
---------------------------------------------------------------------------------------------------------------


                                                   MOVEMENTS IN INTEREST RATES FROM DECEMBER 31, 1997

                                           SIMULATED IMPACT OVER NEXT           SIMULATED IMPACT OVER NEXT
                                                  TWELVE MONTHS                      THIRTY-SIX MONTHS
---------------------------------------------------------------------------------------------------------------
                                           +100BP           -100BP              +300BP          -300BP
---------------------------------------------------------------------------------------------------------------
Simulated Impact Compared with a
Most Likely Scenario:

 Net Interest Income Increase/(Decrease)    1.0%               0.1%                  6.3%           0.7%

 Net Interest Income Increase/(Decrease) $1,945               $156               $36,354       $  3,844
---------------------------------------------------------------------------------------------------------------

1 KEY ASSUMPTIONS:
  ASSUMPTIONS WITH RESPECT TO THE MODEL'S PROJECTION OF THE EFFECT OF CHANGES IN INTEREST RATES ON NET INTEREST INCOME INCLUDE:
  1. TARGET BALANCES FOR VARIOUS ASSET AND LIABILITY CLASSES, WHICH ARE SOLICITED FROM THE MANAGEMENT OF THE VARIOUS UNITS OF THE CORPORATION.
  2. INTEREST RATE SCENARIOS WHICH ARE GENERATED BY ALCO FOR THE "MOST LIKELY" SCENARIO AND ARE DICTATED BY POLICY FOR THE ALTERNATIVE SCENARIOS.
  3. SPREAD RELATIONSHIPS BETWEEN VARIOUS INTEREST RATE INDICES, WHICH ARE GENERATED BY THE ANALYSIS OF HISTORICAL RELATIONSHIPS AND ALCO CONSENSUS.
  4. ASSUMPTIONS ABOUT THE EFFECT OF EMBEDDED OPTIONS AND PREPAYMENT SPEEDS:INSTRUMENTS THAT ARE CALLABLE ARE ASSUMED TO BE CALLED AT THE FIRST OPPORTUNITY IF AN INTEREST RATE SCENARIO MAKES IT ADVANTAGEOUS FOR THE OWNER OF THE CALL TO DO SO. PREPAYMENT ASSUMPTIONS FOR MORTGAGE PRODUCTS ARE DERIVED FROM ACCEPTED INDUSTRY SOURCES.
  5. REINVESTMENT RATES FOR FUNDS REPLACING ASSETS OR LIABILITIES THAT ARE ASSUMED (THROUGH EARLY WITHDRAWAL, PREPAYMENT, CALLS, ETC.) TO RUN OFF THE BALANCE SHEET, WHICH ARE GENERATED BY THE SPREAD RELATIONSHIPS.
  6. MATURITY STRATEGIES WITH RESPECT TO ASSETS AND LIABILITIES, WHICH ARE SOLICITED FROM THE MANAGEMENT OF THE VARIOUS UNITS OF THE CORPORATION.



Table O:
CAPITAL RATIOS
DECEMBER 31,

                                                                                  REQUIRED         WELL
                                                         1998          1997       MINIMUMS      CAPITALIZED
---------------------------------------------------------------------------------------------------------------

Riggs National Corporation
  Tier I                                                 14.63 %       18.45 %       4.00 %        6.00 %
  Combined Tier I and Tier II                            27.51         31.52         8.00         10.00
  Leverage                                                9.33         11.15         4.00          5.00
Riggs Bank N.A.
  Tier I                                                 12.17         14.35         4.00          6.00
  Combined Tier I and Tier II                            13.43         15.60         8.00         10.00
  Leverage                                                8.26          8.64         4.00          5.00
---------------------------------------------------------------------------------------------------------------

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The information required by this Item is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Sensitivity to Market Risk and Table N" on Pages 12 and 26, respectively, of this Form 10-K.




ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE(S)

(a) The following consolidated financial statements and related documents are set forth in this Annual
    Report on Form 10-K as follows:

    Riggs National Corporation and Subsidiaries:
      Consolidated Statements of Income                                    28
      Consolidated Statements of Condition                                 29
      Consolidated Statements of Changes in Stockholders' Equity           30
      Consolidated Statements of Cash Flows                                31
      Notes to Consolidated Financial Statements                        32-65
    Management's Report on Financial Statements                            66
    Report of Independent Public Accountants                               67

(b) The following supplementary data is set forth in this Annual Report on Form 10-K as follows:

    Quarterly Financial Information                                        68
    Consolidated Financial Ratios and Other Information                    68
    Quarterly Stock Information                                            69

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                1998           1997           1996
---------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and Fees on Loans                                           $ 238,564      $208,100       $201,414
Interest and Dividends on Securities Available for Sale                 69,508        83,939         63,009
Interest on Money Market Assets:
  Time Deposits with Other Banks                                        33,379         8,470         10,288
  Federal Funds Sold and Reverse Repurchase Agreements                  12,351        30,283         18,487
---------------------------------------------------------------------------------------------------------------
Total Interest on Money Market Assets                                   45,730        38,753         28,775
TOTAL INTEREST INCOME                                                  353,802       330,792        293,198

INTEREST EXPENSE
Interest on Deposits:
  Savings and NOW Accounts                                               4,967         6,359         13,944
  Money Market Deposit Accounts                                         41,260        51,375         38,363
  Time Deposits in Domestic Offices                                     45,029        35,091         38,738
  Time Deposits in Foreign Offices                                      34,873        26,738         18,931
---------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                             126,129       119,563        109,976
Interest on Short-Term Borrowings and Long-Term Debt:
  Federal Funds Purchased and Repurchase Agreements                     19,443        13,569         10,036
  U.S. Treasury Demand Notes and Other Short-Term Borrowings               405           896          1,267
  Long-Term Debt                                                        17,473        17,473         18,612
---------------------------------------------------------------------------------------------------------------
Total Interest on Short-Term Borrowings and Long-Term Debt              37,321        31,938         29,915

TOTAL INTEREST EXPENSE                                                 163,450       151,501        139,891
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                    190,352       179,291        153,307
Less: Provision for Loan Losses                                           --         (12,000)          --
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    190,352       191,291        153,307

NONINTEREST INCOME
  Trust and Investment Advisory Income                                  45,847        37,343         33,303
  Service Charges and Fees                                              39,161        37,590         36,689
  Interest on Tax Receivables                                             --            --            5,135
  Other Noninterest Income                                              14,251         9,491         13,880
  Securities Gains, Net                                                 15,023         3,500          7,170
---------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                               114,282        87,924         96,177

NONINTEREST EXPENSE
  Salaries and Wages                                                    74,185        67,097         61,086
  Pensions and Other Employee Benefits                                  11,109        11,046         13,860
  Occupancy, Net                                                        18,329        19,095         20,917
  Data Processing Services                                              17,663        21,427         17,998
  Furniture and Equipment                                               10,170         9,333          7,779
  Credit Card Processing                                                 6,643         5,857          5,154
  Outsourcing Fees                                                       5,761         5,893          4,995
  Consultants                                                            5,338         3,302          1,851
  Advertising and Public Relations                                       3,992         5,405          4,898
  FDIC Insurance                                                           415           435              4
  Other Real Estate Owned (Income) Expense, Net                            107        (1,392)           431
  Other Noninterest Expense                                             40,040        38,532         37,974
---------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                              193,752       186,030        176,947

Income before Taxes and Minority Interest                              110,882        93,185         72,537
Applicable Income Tax Expense                                           29,088        24,690          6,174
Minority Interest in Income of Subsidiaries, Net of Taxes               19,947        17,616            420
===============================================================================================================
NET INCOME                                                           $  61,847      $ 50,879       $ 65,943
Less:  Dividends on Preferred Stock                                      9,854        10,750         10,750
       Excess of Call Price over Carrying Amount of Preferred Stock     13,808          --             --
---------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                                $  38,185      $ 40,129       $ 55,193

EARNINGS PER COMMON SHARE
  Basic                                                              $    1.25      $   1.32       $   1.82
  Diluted                                                                 1.21          1.27           1.79
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                               1998           1997
---------------------------------------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks                                                          $   155,003    $  186,091
Federal Funds Sold and Reverse Repurchase Agreements                                  75,000       549,000
---------------------------------------------------------------------------------------------------------------
Total Cash and Cash Equivalents                                                      230,003       735,091
Time Deposits with Other Banks                                                       696,181       241,813
Securities Available for Sale (at Market Value)                                      970,728     1,672,550
Loans                                                                              3,258,135     2,884,373
Reserve for Loan Losses                                                              (54,455)      (52,381)
---------------------------------------------------------------------------------------------------------------
Total Net Loans                                                                    3,203,680     2,831,992
Premises and Equipment, Net                                                          203,071       165,377
Other Real Estate Owned, Net                                                           1,680         5,076
Other Assets                                                                         196,988       194,527
===============================================================================================================

TOTAL ASSETS                                                                      $5,502,331    $5,846,426
---------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing Demand Deposits                                             $  732,099    $  982,865
  Interest-Bearing Deposits:
    Savings and NOW Accounts                                                         434,649       436,337
    Money Market Deposit Accounts                                                  1,414,278     1,492,842
    Time Deposits in Domestic Offices                                                917,442       867,772
    Time Deposits in Foreign Offices                                                 646,380       518,102
---------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                  3,412,749     3,315,053
Total Deposits                                                                     4,144,848     4,297,918
Short-Term Borrowings:
  Federal Funds Purchased and Repurchase Agreements                                  353,303       327,579
  U.S. Treasury Demand Notes and Other Short-Term Borrowings                          21,077        24,929
---------------------------------------------------------------------------------------------------------------
Total Short-Term Borrowings                                                          374,380       352,508
Other Liabilities                                                                     48,850       191,293
Long-Term Debt                                                                       191,525       191,525
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  4,759,603     5,033,244
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURES                                                     350,000       350,000
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock - $1.00 Par Value Shares Authorized - None at December 31, 1998,
      and 25,000,000 at December 31, 1997
      Liquidation Preference - $25 per share
  Non-cumulative Perpetual Series B - None issued at December 31, 1998, and
      4,000,000 shares issued at December 31, 1997                                       --          4,000
Common Stock - $2.50 Par Value
  Shares  Authorized - 50,000,000 at December 31, 1998, and 1997 Shares Issued -
  31,555,345 at December 31, 1998, and 31,461,786
      at December 31, 1997                                                            78,888        78,654
Surplus - Preferred Stock                                                                --         91,192
Surplus - Common Stock                                                               160,760       159,160
Undivided Profits                                                                    184,794       152,732
Accumulated Other Comprehensive Income (Loss)                                         (2,548)        1,167
Treasury Stock - 1,175,798 shares at December 31, 1998,
  and 900,798 at December 31, 1997                                                   (29,166)      (23,723)
TOTAL STOCKHOLDERS' EQUITY                                                           392,728       463,182
===============================================================================================================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $5,502,331    $5,846,426
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                  ACCUMULATED
                                          PREFERRED COMMON                           OTHER                    TOTAL
                                            STOCK    STOCK            UNDIVIDED   COMPREHENSIVE   TREASURY  STOCKHOLDERS'
(IN THOUSANDS, EXCEPT                    $1.00 PAR $2.50 PAR SURPLUS   PROFITS    INCOME (LOSS)    STOCK    EQUITY
PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995               $ 4,000   $77,938   $247,512   $ 68,038    $  2,904     $(23,723)  $ 376,669

Comprehensive Income:
Net Income                                                                65,943                            $  65,943
Other Comprehensive Income
 (Loss), Net of Tax:
Unrealized Gain/(Loss) on Securities
 Available for Sale, Net of
  Reclassification Adjustments                                                        (4,506)                  (4,506)
Foreign Exchange Translation Adjustments                                               1,984                    1,984
---------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income (Loss)                                                                        (2,522)
---------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                  $  63,421

Issuance of Common Stock for
 Stock Option Plans - 98,082 shares                    245        740                                             985
Cash Dividends Declared:
 Common Stock, $.15 Per Share                                             (4,549)                              (4,549)
 Series B Preferred Stock, $2.6875 Per Share                             (10,750)                             (10,750)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               $ 4,000   $78,183   $248,252   $118,682     $   382     $(23,723)  $ 425,776
---------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income                                                                50,879                            $  50,879
Other Comprehensive Income
 (Loss), Net of Tax:
Unrealized Gain/(Loss) on Securities
 Available for Sale, Net of
  Reclassification Adjustments                                                         2,768                    2,768
Foreign Exchange Translation Adjustments                                              (1,983)                  (1,983)
---------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income (Loss)                                                                           785
---------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                  $  51,664

Issuance of Common Stock for
 Stock Option Plans - 188,442 shares                   471      2,100                                           2,571
Cash Dividends Declared:
 Common Stock, $.20 Per Share                                             (6,079)                              (6,079)
 Series B Preferred Stock, $2.6875 Per Share                             (10,750)                             (10,750)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $ 4,000   $78,654   $250,352   $152,732     $ 1,167     $(23,723)  $ 463,182
---------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
Net Income                                                                61,847                            $  61,847
Other Comprehensive Income
 (Loss), Net of Tax:
Unrealized Gain/(Loss) on Securities
 Available for Sale, Net of
  Reclassification Adjustments                                                        (3,238)                  (3,238)
Foreign Exchange Translation Adjustments                                                (477)                    (477)
---------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income(Loss)                                                                         (3,715)
---------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                  $  58,132

Issuance of Common Stock for
 Stock Option Plans - 93,559 shares                    234      1,600                                           1,834
Cash Dividends Declared:
 Common Stock, $.20 Per Share                                             (6,123)                              (6,123)
 Series B Preferred Stock, $2.6875 Per Share                              (9,854)                              (9,854)
Redemption of Preferred Stock             (4,000)             (91,192)   (13,808)                            (109,000)
Common Stock Repurchase-275,000 Shares                                                             (5,443)     (5,443)
=====================================================================================================================
BALANCE, DECEMBER 31, 1998                $  --    $78,888   $160,760   $184,794     $(2,548)    $(29,166)  $ 392,728
---------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS)                                                          1998           1997           1996
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $      61,847    $    50,879   $    65,943
Adjustments to Reconcile Net Income to Cash
 (Used in) Provided by Operating Activities:
  Provision for Loan Losses                                              --          (12,000)         --
  Provision for Other Real Estate Owned Losses                          1,036          1,437           906
  Depreciation Expense and Amortization of Leasehold Improvements      11,459         11,659        11,165
  Interest on Tax Receivables                                            --             --          (5,135)
  Gains on Sale of Securities Available for Sale                      (15,023)        (3,500)       (7,170)
  Gains on Sale of Other Real Estate Owned                               (918)        (2,694)         (920)
  Increase in Other Assets                                               (719)       (23,216)      (13,968)
  (Decrease) Increase in Other Liabilities                           (142,443)       129,411        10,297
---------------------------------------------------------------------------------------------------------------
 Total Adjustments                                                   (146,608)       101,097        (4,825)
Net Cash (Used In) Provided by Operating Activities                   (84,761)       151,976        61,118
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Time Deposits with Other Banks          (454,368)        39,313       (49,752)
  Proceeds from Maturities of Securities Available for Sale         5,555,730      7,197,217     1,041,282
  Proceeds from Sale of Securities Available for Sale               1,706,165        475,956       745,247
  Purchase of Securities Available for Sale                        (6,550,030)    (8,175,479)   (1,978,684)
  Net Increase in Loans                                              (371,688)      (247,467)      (59,813)
  Proceeds from Sale and Other Payments of Other Real Estate Owned      3,278         25,109         7,007
  Net Increase in Premises and Equipment                              (49,153)       (10,962)      (22,469)
  Other, Net                                                             --               16           (39)
---------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                (160,066)      (696,297)     (317,221)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in Demand, Savings, NOW and Money
    Market Deposit Accounts                                          (331,018)        58,095       143,703
  Net Increase in Time Deposits                                       177,948        189,140        21,801
  Net Increase in Federal Funds Purchased
    and Repurchase Agreements                                          25,724         90,413        51,157
  Net (Decrease) Increase in U.S. Treasury Demand Notes
    and Other Short-Term Borrowings                                    (3,852)         6,861         2,602
  Proceeds from the Issuance of Common Stock                            1,834          2,571           985
  Repayments of Long-Term Debt                                           --             --         (26,100)
  Proceeds from Preferred Stock of Subsidiaries                          --          200,000       150,000
  Dividend Payments - Preferred                                        (9,854)       (10,750)      (10,750)
                    - Common                                           (6,123)        (6,079)       (4,549)
  Redemption of Preferred Stock                                      (109,000)          --            --
  Repurchase of Common Shares                                          (5,443)          --            --
---------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Financing Activities                  (259,784)       530,251       328,849
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                          (477)        (1,983)        1,984
Net (Decrease) Increase in Cash and Cash Equivalents                 (505,088)       (16,053)       74,730
Cash and Cash Equivalents at Beginning of Year                        735,091        751,144       676,414
===============================================================================================================

Cash and Cash Equivalents at End of Year                         $    230,003    $   735,091   $   751,144

Supplemental Schedule of Non-cash Investing and Financing Activities:
  Loans Transferred to Other Real Estate Owned                   $       --      $       823   $     1,878
Supplemental Disclosures:
  Interest Paid (Net of Amount Capitalized)                      $    161,424    $   150,642   $   141,773
  Income Tax Payments                                                  23,178          7,630        23,131
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS INDICATED)

NOTE 1.  SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The following is a summary of the significant accounting policies of Riggs National Corporation (the "Corporation"), including its principal subsidiaries, Riggs Bank National Association (the "Riggs Bank N.A." or the "Bank") and Riggs Bank Europe Limited ("RBEL").

The Corporation engages in a variety of banking and financial services activities, either directly or through its subsidiaries, serving a broad customer base. These services include community banking, corporate and commercial banking, international banking and trust and investment management services.

Basis of Presentation

The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry. The consolidated financial statements include the accounts of the Corporation and its subsidiaries, after elimination of all intercompany transactions. For purposes of comparability, certain prior period amounts have been reclassified to conform with current year presentation. None of these reclassifications had any effect on net income or earnings per share for the periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold and reverse repurchase agreements. Cash equivalents have original maturities of 30 days or less.

Acquisitions and Additions

In October 1997, the Corporation acquired J. Bush &Co., a privately-held investment advisor. At acquisition, J. Bush &Co. had approximately $250 million in assets under management. J. Bush &Co. is a separate subsidiary of Riggs Bank N.A. This acquisition was accounted for as a purchase, the impact of which was not material to the Corporation.

In November 1996 and March 1997, the Corporation formed two Delaware business trusts, Riggs Capital and Riggs Capital II, respectively, with all of the common securities of each trust owned by the Corporation. Subsequently, in December 1996 and March 1997, respectively, each of the trusts sold preferred securities. The preferred securities represent a minority interest in each trust, which is reflected separately in the Consolidated Statements of Condition under the caption "Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures." Dividends on the trust preferred securities are reflected in the Consolidated Statements of Income as a deduction from income before taxes and minority interest under the caption of "Minority Interest in Income of Subsidiaries, Net of Taxes"(See Note 11, "Common and Preferred Stock").

Securities

All of the Corporation's securities are classified as securities available for sale and are carried at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity. Management has established policies that require the periodic review of the securities portfolio for proper classification of securities (See Note 2, "Securities").

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

Impaired loans are defined as specifically reviewed loans for which it is probable that the Corporation will be unable to collect all amounts due according to the terms of the loan agreement. The Corporation's impaired loans generally are defined as nonaccrual loans. Impaired loans do not include large groups of smaller-balance loans with similar collateral characteristics such as residential mortgages and consumer installment loans, which are evaluated collectively for impairment. Impaired loans are therefore primarily commercial and financial loans and real estate-commercial/ construction loans.

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

The specific reserves for impaired loans are included in the reserves for loan losses. Impaired loans are valued based on the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected future cash flows discounted at each loan's initial effective interest rate.

Other Real Estate Owned

Other real estate owned is property for which the Corporation has foreclosed and taken title. Other real estate owned is recorded at the lower of fair value less estimated costs to sell, or cost. Initial writedowns at the time of foreclosure of other real estate owned are charged to the reserve for loan losses. Revenues and expenses incurred in connection with ownership of the properties, and subsequent writedowns and gains and losses upon sale, are included in other noninterest expense.

Premises and Equipment

Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally computed using the straight-line method over the estimated useful lives of the assets. Ranges of useful lives for computing depreciation and amortization are 25 to 35 years for premises, 5 to 20 years for leasehold improvements and 5 to 15 years for furniture and equipment.

Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of certain fixed assets were capitalized at the Bank's weighted-average cost of liabilities.

Other Assets

Included in other assets are intangible assets, such as goodwill and core deposit intangibles. Goodwill is the excess of cost over net assets of acquired entities and core deposit intangibles represent the net present value of the future income streams related to deposits acquired through mergers or acquisitions. In October 1997, the Corporation acquired J. Bush & Co. and goodwill related to this transaction is being amortized using the straight-line method over a 15-year period. All other goodwill is being amortized using the straight-line method over 25 years. Core deposit intangibles are amortized on an accelerated basis over 10 years. The Corporation had unamortized goodwill of $8.6 million and $9.1 million at December 31, 1998, and 1997, respectively. The unamortized core-deposit intangibles totaled $5.2 million and $8.3 million at December 31, 1998, and 1997.

Income Taxes

The Corporation records a provision for income taxes based upon the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. Using management's judgment and estimates concerning the likelihood of realization in future periods, deferred tax assets are reduced by a valuation allowance as necessary.

Benefit Plans

Riggs Bank N.A. maintains a non-contributory defined benefit pension plan for substantially all employees of the Corporation and its subsidiaries. The net periodic pension expense includes a service cost component and an interest cost component, reflecting the expected return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses, prior service costs, and the unrecognized net transition asset over 12 years. The net periodic pension expense is based on management's estimates and judgment through actuarial assumptions and computations.

The Corporation also provides health care and a portion of the life insurance benefits for retired employees. The estimated cost of retiree health insurance benefits is accrued for active employees. As of January 1, 1998, the Corporation no longer provides life insurance benefits for persons retiring on or after January 1, 1998. The Corporation recognized a transition asset, which is amortized over 20 years, when it adopted the current accounting treatment for postretirement benefits. The accrual of postretirement benefit costs is based on management's judgment and estimates through actuarial assumptions and computations.

Earnings Per Common Share

In March 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. SFAS No. 128 supersedes Accounting Principles Board (the "APB") Opinion No. 15 to conform earnings per share with international standards as well as to modify the computation under APB No. 15. Basic earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock. Diluted earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted-average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive. The weighted-average shares outstanding were 30,603,384, 30,422,822, and 30,317,572 for 1998, 1997, and 1996. The dilutive effect of stock option plans on weighted-average shares outstanding was 1,032,096, 1,164,568, and 547,492 for the same periods, respectively.

Foreign Currency Translation

The functional currency amounts of assets and liabilities of foreign entities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated using appropriate weighted-average exchange rates for the period. Functional currency to U.S. dollar translation gains and losses, net of related hedge transactions, are credited or charged directly to the stockholders' equity account, Foreign Exchange Translation Adjustments.

Foreign Exchange Income

Open foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued monthly, and the resulting profits and losses are recorded in other noninterest income. The amount of net foreign exchange trading gains included in the accompanying Consolidated Statements of Income was $3.2 million for 1998, $2.3 million for 1997 and $2.2 million for 1996.

Financial Derivatives

Gains and losses on futures and forward contracts to hedge certain interest-sensitive assets and liabilities are amortized over the life of the hedged transaction as an adjustment to yield. Fees received or paid when entering certain derivative transactions are deferred and amortized over the lives of the agreements.

Interest rate agreements are entered into as hedges against fluctuations in the interest rates of specifically identified assets or liabilities. The notional amounts of the contracts do not affect total assets or liabilities of the Corporation. Net receivables or payables under agreements designated as hedges are recorded as adjustments to interest income or interest expense related to the hedged asset or liability. Gains or losses resulting from early termination of interest-rate agreements are deferred and amortized over the remaining terms of the agreements.

New Financial Accounting Standards

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFASNo. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Corporation would include activity in foreign exchange translation adjustments and unrealized gain (loss) on securities available for sale. Items identified as comprehensive income are reported in the Consolidated Statements of Condition and the Consolidated Statements of Changes in Stockholders' Equity, under separate captions. SFASNo. 130 was effective for the Corporation on January 1, 1998, including the restatement of prior periods reported, consistent with this pronouncement.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by the Corporation's management to allocate resources and measure performance. The Corporation is required to disclose profit (loss), revenues and assets for each segment identified, including reconciliations of these items to the consolidated results. The Corporation is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 was effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement.

In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106" was issued. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 also eliminates certain disclosures that were required by SFAS Nos. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for
Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 was effective for the Corporation on January 1, 1998. The required disclosures are included in the Notes to the Financial Statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 will require the Corporation to record derivative instruments, such as interest-rate swap agreements on the Consolidated Statements of Condition as assets or liabilities, measured at fair value. Currently the Corporation treats such instruments as off-balance sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Corporation on January 1, 2000. The Corporation does not anticipate any material impact from the implementation of SFAS No. 133.

NOTE 2. SECURITIES

SECURITIES AVAILABLE FOR SALE
DECEMBER 31,

                                                         1998                                      1997
                                                    GROSS     GROSS      BOOK/               GROSS      GROSS     BOOK/
                                        AMORTIZED UNREALIZED UNREALIZED  MARKET  AMORTIZED UNREALIZED UNREALIZED MARKET
                                          COST      GAINS     LOSSES     VALUE     COST      GAINS     LOSSES     VALUE
-----------------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities                $113,677   $  --     $1,927   $111,750 $  504,990   $2,003     $272 $  506,721
Government Agencies Securities           391,165      181         2    391,344    966,277      291      112    966,456
Mortgage-Backed Securities               424,152      249       898    423,503    156,997      126       97    157,026
Other Securities                          43,577      927       373     44,131     41,150    1,197       --     42,347
=======================================================================================================================

Total Securities Available for Sale     $972,571   $1,357    $3,200   $970,728 $1,669,414   $3,617     $481 $1,672,550
-----------------------------------------------------------------------------------------------------------------------


Gross gains from the sale of securities totaled $18.1 million during the year, while gross losses totaled $3.1 million, compared with gross gains of $6.8 million and gross losses of $3.3 million for 1997. At December 31, 1998, a $1.2 million unrealized loss, net of tax, was recorded in stockholders' equity (included in accumulated other comprehensive income (loss)), compared to a $2.0 million unrealized gain, net of tax, in 1997. Securities available for sale pledged to secure deposits and other borrowings amounted to $727.4 million at December 31, 1998, and $810.9 million at December 31, 1997.

The "Other Securities" category consists of $17.4 million of Federal Home Loan Bank of Atlanta ("FHLB-Atlanta") Stock, $9.4 million of Federal Reserve Stock, $12.2 million of U.S. Treasury money market mutual funds and $5.1 million of equity securities at year-end 1998. The FHLB-Atlanta and Federal Reserve Stock have no readily available market value quotation and therefore their year-end book values are an approximation of their market values.

The maturity distribution of securities at December 31, 1998 follows:

SECURITIES AVAILABLE FOR SALE

                                                           GOVERNMENT   MORTGAGE-
                                              U.S.TREASURY  AGENCIES     BACKED        OTHER
                                               SECURITIES  SECURITIES  SECURITIES   SECURITIES       TOTAL
---------------------------------------------------------------------------------------------------------------

Within 1 year
 Amortized Cost                                 $   --     $299,237     $  --       $12,603       $311,840
 Book/Market                                        --      299,236        --        12,603        311,839
 Yield1                                             --         5.04%       --          4.34%          5.01%
After 1 but within 5 years
 Amortized Cost                                     --       49,961        --          --           49,961
 Book/Market                                        --       50,017        --          --           50,017
 Yield1                                             --         6.09%       --          --             6.09%
After 5 but within 10 years
 Amortized Cost                                     --       41,967      13,314        --           55,281
 Book/Market                                        --       42,091      13,289        --           55,380
 Yield1                                             --         6.53%       5.92%       --             6.38%
After 10 years
 Amortized Cost                                  113,677       --       410,838      30,974        555,489
 Book/Market                                     111,750       --       410,214      31,528        553,492
 Yield 1                                            5.24%      --          6.35%       5.40%          6.07%
===============================================================================================================

Total Securities Available for Sale

 Amortized Cost                                 $113,677   $391,165    $424,152     $43,577       $972,571
 Book/Market                                     111,750    391,344     423,503      44,131        970,728
 Yield 1                                            5.24%      5.33%       6.34%       5.09%          5.75%
---------------------------------------------------------------------------------------------------------------

1 WEIGHTED-AVERAGE YIELD TO MATURITY AT DECEMBER 31, 1998.


NOTE 3. LOANS AND RESERVE FOR LOAN LOSSES

The following schedule details the composition of the loan portfolio at year-end:

                                 1998         1997
-------------------------------------------------------------------------------

Commercial and Financial    $  668,778     $  529,894
Real Estate--
  Commercial/Construction      409,586        410,011
Residential Mortgage         1,276,257      1,156,493
Home Equity                    314,347        317,669
Consumer                        69,419         78,932
Foreign                        522,032        389,632
-------------------------------------------------------------------------------

Total Loans                  3,260,419      2,882,631
Net Deferred Loan Fees,
  Premiums and Discounts        (2,284)         1,742
===============================================================================

Loans                       $3,258,135     $2,884,373
-------------------------------------------------------------------------------


A summary of nonperforming and renegotiated loans, loans contractually past-due 90 days or more and potential problem loans at year-end follows:


                                     1998       1997
-------------------------------------------------------------------------------

Nonaccrual Loans                   $26,831    $ 3,793
Renegotiated Loans                   2,920        101
Past-Due Loans                      25,269      7,279
Potential Problem Loans                --      10,000
-------------------------------------------------------------------------------

The nonaccrual loans of $26.8 million and $3.8 million do not include renegotiated loans that are also not accruing interest. At December 31, 1998, nonaccrual loans included no foreign loans, while renegotiated loans included $2.8 million of foreign loans. There were no transfers from nonaccrual loans to foreclosed properties in 1998, while $823 thousand was transferred in 1997.

An analysis of the changes in the reserve for loan losses follows:


                                                                        1998           1997           1996
---------------------------------------------------------------------------------------------------------------

Balance, January 1                                                   $ 52,381       $ 64,486      $ 56,546

Provision for Loan Losses                                                --          (12,000)         --

Loans Charged Off                                                       4,122          3,244         3,676
Less:Recoveries on Charged-Off Loans                                    6,102          3,716        10,251
---------------------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)                                           (1,980)          (472)       (6,575)

Foreign Exchange Translation Adjustments                                   94           (577)        1,365
---------------------------------------------------------------------------------------------------------------

Balance, December 31                                                 $ 54,455       $ 52,381      $ 64,486

Foreign exchange translation adjustments in the reserve for loan losses were $94 thousand and $(577) thousand in 1998 and 1997, respectively. These adjustments relate to reserves for the Bank's London branch and Riggs Bank Europe Limited, recorded in British pounds sterling, and are made to account for changes in the Corporation's reserve for loan losses resulting from fluctuating foreign exchange rates.

Included in the Corporation's nonaccrual and renegotiated loans are certain impaired loans. Impaired loans totaling $28.8 million at December 31, 1998 were comprised of $26.0 million in domestic loans and $2.8 million in foreign loans. At December 31, 1997, domestic and foreign impaired loan balances were $621 thousand and $1.4 million, respectively. The 1998 average investments in impaired loans were $9.5 million in domestic loans and $1.1 million in foreign loans. For 1997, the average investments for domestic and foreign portfolios were $1.2 million and $276 thousand, respectively.

All impaired loans had an allocated reserve for loan losses at December 31, 1998 and 1997. The allocated reserves on impaired loans were $14.1 million for 1998, and $300 thousand for 1997.

Consistent with the Corporation's method for nonaccrual loans, cash payments received on impaired loans are generally applied to principal. The proforma interest income that would have been earned in 1998 and 1997, if such loans had not been classified as impaired, was $817 thousand and $133 thousand, respectively. No interest income was included in net interest income for impaired loans in 1998 and 1997.

The Corporation's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the reserve; impaired loans are charged-off when, in the opinion of management, the impaired loan cannot be fully collected. Collateral dependent impaired loans are measured at the fair value of the collateral. All other impaired loans are measured based on the present value of expected cash flows.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of banking business, loans are made to officers and directors of the Corporation and its affiliates as well as to their associates. In the opinion of management, these loans are consistent with sound banking practices and do not involve more than the normal risk of collectibility. At December 31, 1998 and 1997, loans to executive officers and directors of the Corporation and its affiliates, including loans to their associates, totaled $44.6 million and $75.5 million, respectively. During 1998, loan additions were $20.4 million, and loan repayments were $51.3 million.

In addition to the transactions set forth above, the Corporation's banking subsidiaries had $322 thousand of letters of credit outstanding at December 31, 1998 to related parties. There were no related party loans that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 1998.

During 1998, Allbritton Communications Company ("ACC"), a company indirectly owned by Mr. Allbritton (Chairman of the Board and Chief Executive Officer of the Corporation), paid Riggs Bank N.A. $383 thousand to lease space in an office building owned by Riggs Bank N.A. under a lease that has been extended through 2001. ACC paid $689 thousand and $484 thousand in 1997 and 1996, respectively, to lease space from Riggs Bank N.A. During 1998 the Corporation paid ACC $1.0 million for a sublicense agreement to obtain an equal share of ACC's interest in an entertainment suite at a sports complex. This transaction was at market value based on a recent sale of a similar entertainment suite. In addition, ACC reimbursed the Corporation $80,302 for use of a separate entertainment suite at a sports stadium.

During 1997, the Corporation purchased equipment from Wang Federal, Inc. Ronald Cuneo (a member of the Corporation's Board of Directors in 1997) was President of Wang Federal, Inc. at the time of the purchase. Total expenditures equaled $1.3 million in 1997, and were capitalized by the Corporation.

NOTE 5. OTHER REAL ESTATE OWNED

Other real estate owned at December 31, 1998, and 1997 is summarized as follows:


                                     1998       1997
-------------------------------------------------------------------------------

Foreclosed Property - Domestic      $1,638     $4,993
Foreclosed Property - Foreign           42         83
-------------------------------------------------------------------------------
Total Foreclosed Property            1,680      5,076
Less: Reserve for Other Real
      Estate Owned                      -          -
===============================================================================
Total Other Real Estate Owned, Net  $1,680     $5,076
-------------------------------------------------------------------------------


An analysis of the changes in the reserves for other real estate owned follows:


                               1998    1997     1996
-------------------------------------------------------------------------------

Balance, January 1            $ --   $2,154    $2,349

Additions:
  Provision for Other
   Real Estate Owned Losses   1,036   1,437       906
-------------------------------------------------------------------------------

Total Additions               1,036   1,437       906

Deductions:
Loss on Sales/Selling Expenses  --    1,111       199
Writedowns                    1,036   2,478       906
-------------------------------------------------------------------------------
Total Deductions              1,036   3,589     1,105

Foreign Exchange Translation
  Adjustments                   --       (2)        4
===============================================================================
Balance, December 31          $ --    $  --    $2,154
-------------------------------------------------------------------------------

NOTE 6. PREMISES AND EQUIPMENT

Investments in premises and equipment at year-end were as follows:


                                  1998         1997
-------------------------------------------------------------------------------

Premises and Land            $ 175,377     $ 170,369
Furniture and Equipment        113,738        73,440
Leasehold Improvements          45,231        43,350
Accumulated Depreciation
  and Amortization            (131,275)     (121,782)
===============================================================================

Total Premises and
  Equipment, Net             $ 203,071     $ 165,377
-------------------------------------------------------------------------------

Depreciation and amortization expense amounted to $11.5 million in 1998, $11.7 million in 1997 and $11.2 million in 1996.

At December 31, 1998, the Corporation is committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2018 in varying amounts.


                                     OPERATING
                                       LEASES
-------------------------------------------------------------------------------

1999                                  $ 6,980
2000                                    5,647
2001                                    4,946
2002                                    3,382
2003                                    2,521
2004 and thereafter                     8,915
===============================================================================

Total Minimum Lease Payments          $32,391
-------------------------------------------------------------------------------

Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 2000. Minimum sublease rental income for 1999 is expected to be approximately $44 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income for leased properties, consisted of the following:

                             1998     1997     1996
-------------------------------------------------------------------------------

Rental Expense             $8,947   $9,037   $10,926
Rental Income                 (96)    (102)      (15)
===============================================================================

Net Rental Expense         $8,851   $8,935   $10,911
-------------------------------------------------------------------------------

In the normal course of business, the Corporation also leases space in buildings it owns. This rental income amounted to $2.3 million in 1998, $2.0 million in 1997 and $1.9 million in 1996. Minimum lease commitments from buildings owned for 1999 total approximately $2.2 million, compared with $2.1 million in 1998.

NOTE 7. TIME DEPOSITS, $100 THOUSAND OR MORE

The aggregate amount of time deposits, each with a minimum denomination of $100 thousand, was $522,746 and $439,948 at December 31, 1998 and 1997, respectively. The average rate paid on time deposits of $100 thousand or more for 1998 was 2.96% compared with the average rate of 2.59% paid during 1997. A majority of time deposits in foreign offices were in denominations of $100 thousand or more.

Total  time  deposits  at  December  31,  1998,  had  the  following   scheduled
maturities:


1999                               $1,488,580
2000                                   45,588
2001                                   14,870
2002                                    6,310
2003                                    3,089
2004 and thereafter                     5,385
===============================================================================

Total                              $1,563,822
-------------------------------------------------------------------------------

NOTE 8. BORROWINGS

Short-Term Borrowings

Short-term borrowings outstanding at year-end and other related information follow:


                                           FEDERAL FUNDS PURCHASED           U.S. TREASURY DEMAND NOTES
                                          AND REPURCHASE AGREEMENTS        AND OTHER SHORT-TERM BORROWINGS
                                        1998       1997        1996         1998        1997       1996
---------------------------------------------------------------------------------------------------------------

Balance, December 31                  $353,303   $327,579    $237,166      $21,077    $24,929    $ 18,068

Average Amount Outstanding 1           396,438    266,828     212,206       18,824     17,563      28,747
Weighted-Average Rate Paid 1              4.90%      5.09%       4.73%        2.16%      5.10%       4.41%
Maximum Amount Outstanding at any
  Month-End                            547,934    346,086     347,017       27,014     26,522     125,145
===============================================================================================================

1 AVERAGE AMOUNTS ARE BASED ON DAILY BALANCES. AVERAGE RATES ARE COMPUTED ON ACTUAL INTEREST EXPENSE DIVIDED BY AVERAGE AMOUNTS OUTSTANDING.

Federal funds purchased consisted of borrowings from other financial institutions that have maturities ranging from 1 to 180 days. Repurchase agreements are transactions with customers and brokers secured by investment securities. At December 31, 1998, the Corporation had one repurchase agreement with a customer that individually exceeded 10% of total stockholders' equity. This repurchase agreement was for $62.4 million, and matured overnight. U.S. Treasury demand notes consisted of Treasury tax and loan funds transferred to interest-bearing demand notes with no fixed maturity, subject to call by the Federal Reserve. Other short-term borrowings were primarily borrowings from other financial institutions. At December 31, 1998, unused lines of credit totaled approximately $1.5 billion. Of this total, $800 million is secured by a blanket lien agreement with the Federal Home Loan Bank of Atlanta. Another portion of these unused lines of credit is secured by residential mortgage loans totaling $31.2 million. Long-Term Debt

Long-term debt outstanding at year-end and other related information follow:


                                                                                    BALANCE OUTSTANDING
                                                                 INTEREST RATE          DECEMBER 31,
                                                               DECEMBER 31, 1998     1998          1997
---------------------------------------------------------------------------------------------------------------

Parent Corporation:
 Fixed-Rate Subordinated Debentures due 2009                         9.65%        $ 66,525       $ 66,525
 Fixed-Rate Subordinated Notes due 2006                              8.50%         125,000        125,000
===============================================================================================================

Total Long-Term Debt                                                              $191,525       $191,525
---------------------------------------------------------------------------------------------------------------

Fixed-Rate Subordinated Debentures Due 2009

On June 6, 1989, the Corporation issued $100 million of 9.65% Subordinated Debentures due June 15, 2009. These unsecured subordinated obligations may not be redeemed prior to maturity. These debentures qualify as Tier II capital for regulatory purposes. Expenses relating to the issuance of the debentures are being amortized to maturity on a straight-line basis.

Fixed-Rate Subordinated Notes Due 2006

On February 1, 1994, the Corporation sold $125 million of 8.5% Subordinated Notes due 2006. The notes were priced at par. The first call date is scheduled for February 1, 1999, at a call price of 104.25%. The call price is reduced annually thereafter. These notes qualify as Tier II capital for regulatory purposes. Expenses relating to the issuance of the notes are being amortized to maturity on a straight-line basis.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risk

In the normal course of business, the Corporation enters into various transactions that, in accordance with generally accepted accounting principles, are not included on the consolidated statements of condition. These transactions are referred to as "off-balance sheet" commitments and differ from the Corporation's balance sheet activities in that they do not give rise to funded assets or liabilities. The Corporation enters into derivative transactions to manage its own risks arising from movements in interest and currency rates. The Corporation also offers such currency products to its customers to meet their financing objectives and to manage their currency rate risk.

Off-balance sheet activities involve varying degrees of credit, interest-rate or liquidity risk in excess of amounts recognized on the consolidated statements of condition. The Corporation's management believes that financial derivatives, such as interest-rate agreements, can be an important element of prudent balance sheet and interest-rate risk management. The Corporation seeks to minimize its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at December 31, 1998 and 1997, are as follows:


                                  1998         1997
-------------------------------------------------------------------------------

Commitments to Extend Credit:
  Commercial                   $  821,776    $526,061

  Real Estate:
    Commercial/Construction        46,670      59,113
    Mortgage                       14,595       6,719
    Home Equity                   189,544     192,230
-------------------------------------------------------------------------------

  Total Real Estate               250,809     258,062

  Consumer                         97,085      89,671
===============================================================================

Total Commitments to
  Extend Credit                $1,169,670    $873,794

Letters of Credit:
  Commercial                   $   74,729    $ 72,731
  Standby - Performance            11,386      10,208
  Standby - Financial              30,619      49,831
===============================================================================

Total Letters of Credit        $  116,734    $132,770

Derivative Instruments:
 Foreign Currency Contracts -
   Commitments to Purchase     $  138,727    $111,215
   Commitments to Sell            225,846     190,324

 Interest-Rate Swap Agreements -
   Notional Principal Amount      115,343     352,131
-------------------------------------------------------------------------------

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments to extend credit normally have fixed expiration dates or termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if it is deemed necessary, is based upon management's credit evaluation of the customer. Of the $1.2 billion of commitments at December 31, 1998, $663.1 million are scheduled to expire in 1999.

Concentration of Credit Risk

The Corporation regularly assesses the quality of its commercial credit exposures and assigns risk ratings to substantially all extensions of credit in its commercial, real estate and international portfolios. The Corporation seeks to identify, as early as possible, problems that may result from economic downturns or deteriorating conditions in certain markets or with respect to specific credits. Lending officers have the primary responsibility of monitoring credit quality, identifying problem credits and recommending changes in risk ratings. When signs of credit deterioration are detected, credit or other specialists may become involved to minimize the Corporation's exposure to future credit losses. The Corporation's independent loan review function provides an assessment of credit ratings, credit quality and the credit management process. This assessment is achieved through regular reviews of loan documentation, collateral, risk ratings and problem loan classifications.

Credit risk is reduced by maintaining a loan portfolio that is diverse in terms of type of loan, as well as industry and borrower concentration, thus minimizing the adverse impact of any single event or set of occurrences.

Geographically, the Corporation's domestic loans are concentrated in the Washington, D.C. metropolitan area. Loans originated by the Corporation's United Kingdom subsidiary represent 77% of foreign loans and are predominantly to borrowers located in the United Kingdom.

At  December  31,  1998,   approximately   $587.7  million,  or  18.0%,  of  the
Corporation's loan portfolio consisted of loans secured by real estate, excluding single-family residential loans, of which approximately 70% and 30% were secured by properties located in the Washington, D.C. area and in the United Kingdom, respectively. In addition, the Corporation had $1.7 million in other real estate owned at December 31, 1998.

Approximately 49% of the Corporation's loan portfolio is secured by the primary residence of the borrower. At December 31, 1998, residential mortgage loans were $1.28 billion and home equity loans were $314.3 million.

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

Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate the Corporation to disburse funds to a third party if the Corporation's customer fails to repay an outstanding loan or debt instrument. Performance standby letters of credit obligate the Corporation to disburse funds if the customer fails to perform some contractual or non-financial obligation. The Corporation's policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Foreign Currency Contracts

Foreign currency contracts include commitments to purchase and sell foreign currencies in the spot and forward markets. The Corporation utilizes these products to manage its exposure to movements in currency rates and to generate revenue by assisting customers in managing their foreign currency exposure. These products normally include the exchange of currency at an agreed upon rate at some time in the future. Risks associated with these contracts include credit risk and currency risk. Credit risk relates to the ability of the counterparty to meet its obligation under the contract and is limited to the costs of replacing the contract at prevailing rates. Currency risk arises from changes in the market value of the positions.

The Corporation enters foreign currency contracts to hedge foreign currency risk. Hedges ensure that the Corporation will have a specific currency at a specific rate at the maturity of the contract. Additional contracts are entered to serve customer needs. The Corporation has established limits on the aggregate amounts of contracts used for non-hedging purposes, as well as trading gaps, counterparty limits and country limits.

At December 31, 1998, commitments to purchase and sell foreign exchange were $138.7 million and $225.8 million, respectively. At year-end 1998, the Corporation had approximately $87 million in commitments to sell foreign exchange contracts, for the purpose of hedging the Corporation's Sterling equity investment (Riggs Bank Europe Limited) and French Franc equity investment(Riggs National Bank (Europe) S.A.). Also, the Corporation had approximately $33 million in commitments to sell foreign exchange contracts for the purpose of hedging intercompany loans between Riggs Bank N.A. and the Corporation's United Kingdom operations. The remaining foreign exchange contracts are related to customer transactions.

Interest-Rate Agreements and Contracts

Financial derivatives, such as interest rate swaps, provide the Corporation with the tools to effectively manage the balance sheet and interest rate risk. These financial derivatives are entered into as hedges against fluctuations in the interest rate of specifically identified assets or liabilities.

At December 31, 1998, the Corporation had an open interest rate swap with a notional amount of $25 million. This agreement was contracted in January 1996 and effectively converted a portion of the fixed rate real estate mortgage loan portfolio into a floating rate asset. The swap agreement entails the payment of a 5.36% fixed rate and the receipt of a floating rate equal to the three-month LIBOR. The swap resets quarterly and matures in January of 1999. At December 31, 1997 an additional swap was open for $25 million to convert another portion of the fixed rate real estate mortgage loan portfolio into a floating rate asset. This swap matured in January 1998.

In 1997 new derivative activity for the Corporation included callable swaps with notional amounts of $175 million. These swaps were designed to convert a portion of the floating rate home equity loan portfolio into fixed rate loans. The $175 million of swaps consisted of seven separate agreements, each with a $25 million notional amount. Five of these swaps were terminated during 1997 and two remained open at December 31, 1997. One of the $25 million swaps open at year-end 1997 was called in January 1998 and the second was called in February 1998.

In March 1998, the Corporation closed its $200 million interest rate swap position that was to mature in July 1998 and incurred a loss of $219 thousand.

Derivatives are also used by Riggs Bank Europe Limited to manage its interest rate risk. Interest rate swaps are used to convert fixed rate loan assets into floating rate assets. There were 28 different interest rate swap agreements outstanding at December 31, 1998 for RBEL, totaling $90.3 million. The RBEL swaps had notional amounts ranging from $1.7 million to $12.9 million, with an average notional amount of $3.2 million. The maturity dates range from March 2000 to October 2004. The swap agreements entail the payment of a fixed rate and the receipt of a floating rate. The fixed rate payments averaged 6.96% and the variable rates received averaged 7.15% at December 31, 1998.

INTEREST-RATE SWAP AGREEMENTS
DECEMBER 31, 1998

                                                                                                    1998
                                                                 WEIGHTED-     ACCRUED   ACCRUED     NET
                                          NOTIONAL UNREALIZED  AVERAGE RATE   INTEREST  INTEREST   INTEREST
                                           AMOUNT GAIN(LOSS) 1 RECEIVE PAY   RECEIVABLE  PAYABLE  INC./(EXP)
---------------------------------------------------------------------------------------------------------------


Receive variable/pay fixed
 Matures January 1999                    $ 25,000  $   --      5.20%     5.36%  $  239   $  242    $  78
Receive variable/pay fixed
 Riggs Bank Europe Limited                 90,343   (3,600)    7.15      6.96    2,002    1,929      (64)
Receive fixed/pay variable
 Terminated March 1998                       --        --       --        --       --       --      (219)
================================================================================================================

Total Interest-Rate Swap
 Agreements                              $115,343  $(3,600)     -         -     $2,241   $2,171    $(205)
---------------------------------------------------------------------------------------------------------------

1 UNREALIZED GAIN (LOSS)OBTAINED FROM THIRD-PARTY MARKET QUOTES FOR REPLACEMENT OF DERIVATIVE POSITIONS.

The Corporation's notional amount of interest-rate swap activity for the year ended December 31, 1998 is as follows:


                                          DECEMBER 31,                          TERMINATIONS/  DECEMBER 31,
                                              1997         ADDITIONS  MATURITIES    CALLS          1998
---------------------------------------------------------------------------------------------------------------

Interest-Rate Swaps:
  Receive fixed/pay variable               $250,000         $ --         $ --     $250,000        $  --
  Receive variable/pay fixed                 50,000           --         25,000       --           25,000
  Riggs Bank Europe Limited                  52,131         40,868        2,656       --           90,343
===============================================================================================================

Total                                      $352,131        $40,868      $27,656   $250,000       $115,343

Other Commitments

During the first quarter of 1998, the Corporation renegotiated its contract for the management of operations directly associated with its computer and telecommunications functions. Payments for the remaining five years of the contract are approximately $52.3 million, with $13.3 million of expense expected in 1999. Total expense under this new contract was $11.8 million in 1998. Total expense under the previous contract was $17.7 million in 1997 and $15.1 million in 1996.

Litigation

In the normal course of business, the Corporation is involved in various types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, litigation that is currently pending against the Corporation will not have a material impact on the financial condition or future operations of the Corporation, as a whole.

NOTE 10. RESERVE BALANCES, FUNDS RESTRICTIONS
         AND CAPITAL REQUIREMENTS

Reserve Balances

Riggs Bank N.A. must maintain reserves against deposits and Eurocurrency liabilities in accordance with Regulation D of the Federal Reserve Act (the "Act"). The total average balances maintained with the Federal Reserve amounted to $22.6 million in 1998 and $23.8 million in 1997.

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

The National Bank Act limits dividends payable by national banks without approval of the OCC to net profits retained in the current and preceding two calendar years, plus additional amounts for dividends in excess of a given year's earnings. The payment of dividends by the Corporation's national bank subsidiaries may also be affected by other factors, such as requirements for the maintenance of adequate capital.

Cash dividends paid by national bank subsidiaries to Riggs National Corporation in 1998, 1997, and 1996 were $129.0 million, $112.0 million and $481 thousand, respectively. Riggs Bank N.A. had combined net income of $210.7 million for 1998, 1997, and 1996.

Capital Requirements

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and the Bank must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories. The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.



(DOLLAR AMOUNTS IN MILLIONS)                                        MINIMUM              TO BE WELL
                                                                 REQUIREMENTS         CAPITALIZED UNDER
                                                                  FOR CAPITAL         PROMPT CORRECTIVE
                                           ACTUAL              ADEQUACY PURPOSES      ACTION PROVISIONS
---------------------------------------------------------------------------------------------------------------

                                      AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT       RATIO
---------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998

  Total Capital (to Risk-Weighted
  Assets):
   Consolidated                       $  972      27.51%        $283        8.0%        $353       10.0%
   Riggs Bank N.A.                       457      13.43          272        8.0          340       10.0

  Tier I Capital (to Risk-Weighted
  Assets):
   Consolidated                          517      14.63          141        4.0          212        6.0
   Riggs Bank N.A.                       414      12.17          136        4.0          204        6.0

  Tier I Leverage (to Average
  Assets):
   Consolidated                          517       9.33          222        4.0          277        5.0
   Riggs Bank N.A.                       414       8.26          200        4.0          251        5.0

AS OF DECEMBER 31, 1997

  Total Capital (to Risk-Weighted
  Assets):
   Consolidated                       $1,035      31.52%        $263        8.0%        $328       10.0%
   Riggs Bank N.A.                       507      15.60          260        8.0          325       10.0

  Tier I Capital (to Risk-Weighted
  Assets):
   Consolidated                          606      18.45          131        4.0          197        6.0
   Riggs Bank N.A.                       466      14.35          130        4.0          195        6.0

  Tier I Leverage (to Average
  Assets):
   Consolidated                          606      11.15          217        4.0          272        5.0
   Riggs Bank N.A.                       466       8.64          216        4.0          270        5.0

NOTE 11.  COMMON AND PREFERRED STOCK

Common Stock

The Corporation is authorized to issue 50 million shares of Common Stock, par value $2.50 (the "Common Stock"). At December 31, 1998, the Corporation had 31,555,345 shares issued and 30,379,547 shares outstanding. On October 14, 1998, the Board of Directors approved a plan authorizing the purchase of up to three million shares of its Common Stock in the open market, subject to market conditions. During 1998, the Corporation purchased 275,000 shares of its Common Stock at an average price of $19.79. The shares purchased are recorded as an addition to Treasury Stock at December 31, 1998.

Preferred Stock

The Corporation is authorized to issue 25 million shares of Preferred Stock, the conditions of which are set at the time of issuance. On October 21, 1993, the Corporation issued four million shares of 10.75% Non-cumulative Perpetual Preferred Stock, Series B ("Series B Preferred"), in transactions exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred shares had a liquidation preference of $25 per share, no preemptive rights, limited public market and were non-voting (subject to certain limited exceptions).

On October 1, 1998, the Corporation called for the redemption of all four million shares outstanding of the Series B Preferred Stock. The redemption price was $27.25 per share plus accrued but unpaid dividends. This resulted in a one-time charge of $13.8 million to undivided profits.

Minority Interest in Preferred Stock of Subsidiaries

On December 13, 1996, Riggs Capital, a wholly owned subsidiary of the Corporation, issued 150 thousand shares of its 8.625% Trust Preferred Securities, Series A. The Trust Preferred Securities, Series A, have a liquidation preference of $1,000 per share and are not redeemable until December 31, 2006, with a final maturity on December 31, 2026. Dividends are payable semi-annually on June 30 and December 31 of each year and are cumulative and deferrable for a period not to exceed five years. Riggs Capital invested all of the proceeds of the sale of the Trust Preferred Securities, Series A, in Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Corporation on December 13, 1996. The Trust Preferred Securities also qualify as Tier I Capital, with certain limitations, and are accounted for as minority interest (see Note 1, "Summary of Significant Accounting Policies").

On March 12, 1997, Riggs Capital II, a wholly owned subsidiary of the Corporation, issued 200 thousand shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share. Dividends are payable semi-annually on June 30 and December 31 of each year. The Trust Preferred Securities, Series C, cannot be redeemed until March 15, 2007, and have a maturity of March 15, 2027. Riggs Capital II invested all of the proceeds from its common and preferred stock sales in Junior Subordinated Deferrable Interest Debentures, Series C, issued by the Corporation on March 12, 1997, at a rate of 8.875%, with comparable interest payment dates and maturity to the Trust Preferred Securities, Series C. Interest is cumulative and deferrable on the Junior Subordinated Deferrable Interest Debentures for a period not to exceed five years and thus is also cumulative and deferrable for the same periods for the Trust Preferred Securities, Series C. The Trust Preferred Securities qualify as Tier I Capital for regulatory purposes with certain limitations, and are accounted for as a minority interest (see Note 1, "Summary of Significant Accounting Policies").

NOTE 12. DISCLOSURE ABOUT FAIR VALUE OF
        FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each major class of financial instrument for which it is practicable to estimate that value:

Cash and Money Market Assets

For short-term investments that reprice or mature in 90 days or less, the carrying amounts are a reasonable estimate of fair value. Money market assets include federal funds sold, reverse repurchase agreements and time deposits with other banks.

Securities

Fair values are based on quoted market prices or dealer quotes. Quoted market prices were not available for $26.8 million of securities at year-end 1998 and $24.8 million at year-end 1997. These securities were comprised of Federal Reserve and Federal Home Loan Bank-Atlanta stock and management believes that these assets' carrying values approximate their fair value.

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

Deposit Liabilities

The fair values of demand deposit, savings and NOW accounts and money market deposit accounts are the amounts payable on demand at the reporting date. The fair values of investment and negotiable certificates of deposit, and foreign time deposits with a repricing or maturity date extending beyond 90 days, are estimated using discounted cash flows at the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

For short-term liabilities, defined as those repricing or maturing in 90 days or less, the carrying amounts are a reasonable estimate of fair value.

Long-Term Debt

For the Corporation's long-term debt, fair values are based on dealer quotes.

Commitments to Extend Credit and Other
Off-Balance Sheet Financial Instruments

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

Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, the Corporation's ability to actually realize these derived values cannot be assured. Reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates that must be made, given the absence of active secondary markets for many of the financial instruments. In addition, the estimated fair values exclude non-financial assets, such as premises and equipment, and certain intangibles. Thus, the aggregate fair values presented do not represent the underlying market value or entity value of the Corporation.

Estimated Fair Values of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

                                                        DECEMBER 31, 1998               DECEMBER 31, 1997
                                                     CARRYING        FAIR           CARRYING       FAIR
                                                      AMOUNT         VALUE           AMOUNT        VALUE
---------------------------------------------------------------------------------------------------------------

Financial Assets:
Cash and Due from Banks                             $  155,003  $  155,003       $  186,091    $  186,091
Money Market Assets                                    771,181     771,181          790,813       790,813
Securities Available for Sale                          970,728     970,728        1,672,550     1,672,550
Total Net Loans                                      3,203,680   3,313,479        2,831,992     2,887,201

Financial Liabilities:
Deposits                                             4,144,848   4,148,140        4,297,918     4,298,831
Short-Term Borrowings                                  374,380     374,380          352,508       352,508
Long-Term Debt                                         191,525     206,176          191,525       209,062

Off-BalanceSheetCommitments-
 Asset (Liability):
Foreign Exchange Contracts                                 502         502              217           217
Interest-Rate Swaps                                         70      (3,530)            (116)         (764)
===============================================================================================================

NOTE 13.  INCOME TAXES

The Corporation accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in accounting for income taxes.

Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized for tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not.

Income, before income taxes and minority interest, relating to the operations of domestic offices and foreign offices was as follows:


                         1998       1997        1996
-------------------------------------------------------------------------------
Domestic Offices       $ 99,651    $89,289   $66,629
Foreign Offices          11,231      3,896     5,908
===============================================================================

Total                  $110,882    $93,185   $72,537
-------------------------------------------------------------------------------

The current and deferred portions of the income tax provision were as follows:


                         1998      1997        1996
-------------------------------------------------------------------------------
Current Provision
 (Benefit):
  Federal              $25,299    $17,921   $ 17,527
  State                  4,671      1,868       (225)
  Foreign                   64        (79)       (56)
-------------------------------------------------------------------------------
Total Current
 Provision (Benefit)    30,034     19,710     17,246

Deferred Provision
 (Benefit):
  Federal                1,488      6,801     (8,863)
  State                   (352)    (1,821)    (2,209)
  Foreign               (2,082)      --         --
-------------------------------------------------------------------------------
Total Deferred
 Provision (Benefit)      (946)     4,980    (11,072)
===============================================================================
Provision for Income
 Tax Expense           $29,088    $24,690   $  6,174
-------------------------------------------------------------------------------

At December 31, 1998, and 1997, the Corporation maintained a valuation allowance of approximately $1.0 million and $6.9 million, respectively, to reduce the net deferred tax asset to $25.4 million and $21.4 million, respectively. The net change in the valuation allowance for deferred tax assets during 1998 was a decrease of $5.9 million. Substantially all of the decrease related to the reversal of foreign and state valuation allowances.

The net deferred tax asset is included in other assets in the Consolidated Statements of Condition. Management believes that it is more likely than not that the net deferred tax asset will be realized. The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 1998, and 1997 are detailed in the table below:

Reconciliation of Statutory Tax Rates to Effective
Tax Rates:


                         1998      1997        1996
-------------------------------------------------------------------------------

Income Tax Computed at
Federal Statutory Rate
of 35% for 1998, 1997
and 1996                    $38,809   $32,615   $ 25,388

Add (Deduct):
State Tax, Net of
  Federal Tax Benefit         2,661     2,766        256
Tax-Exempt Loan
  Interest                   (1,201)     (975)      (638)
Amortization of Fair Value
  Adjustments                   123       (63)        37
ESOP Loans                      --        --        (495)
Amortization of
  Core Deposits                 231       231        231
Reversal of Valuation
  Allowance                  (5,869)   (9,316)   (17,524)
Other, Net                   (5,666)     (568)    (1,081)
===============================================================================
Provision for Income
  Tax Expense               $29,088   $24,690   $  6,174
Effective Tax Rate             26.2 %    26.5 %      8.5 %


Sources of Temporary Differences Resulting in Deferred Tax Liabilities (Assets):


                                   1998        1997
-------------------------------------------------------------------------------

Excess Tax Over Book
  Depreciation                $    (763)    $    482
Pension Plan and Post-Retirement  5,959        3,610
Discount Accretion, Net
  of Securities Gains               275        1,193
Other, Net                        2,777        3,712
-------------------------------------------------------------------------------
Total Deferred Tax Liabilities    8,248        8,997

Accrual to Cash Basis
  Conversion                        588         (165)
Allowance for Loan Losses       (22,364)     (21,968)
Other Real Estate Owned          (1,736)      (2,228)
Other Tax Credit Carryforward    (2,106)      (1,660)
Net Operating Loss Carryforward  (4,296)      (5,783)
Capitalized Costs                  (769)      (3,535)
Other, Net                       (3,957)      (1,964)
-------------------------------------------------------------------------------
Total Deferred Tax Assets       (34,640)     (37,303)

Valuation Allowance                 991        6,860
===============================================================================
Net Deferred Tax Asset         $(25,401)    $(21,446)

NOTE 14. BENEFIT PLANS

Pension Plans

RIGGS NATIONAL CORPORATION

Under the Corporation's non-contributory defined benefit pension plan, available to substantially all employees who qualify with respect to age and length of service, benefits are normally based on years of service and the average of the highest base annual salary for a consecutive five-year period prior to retirement.

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

RIGGS BANK EUROPE LIMITED

Prior to October 1, 1998 Riggs Bank Europe Limited operated a defined benefit pension plan. Effective October 1, 1998, future service benefits are being provided on a defined contribution basis. The majority of active members and a number of deferred eligible retirees opted to convert their past service rights to the defined contribution plan elective under the plan. The assets of the plan are held separately from the Bank in trustee-administered funds.

As a result of the settlement of the liabilities for those retirees who elected to convert their past service rights to the new defined contribution plan, the Corporation recognized a gain of $3.6 million in 1998. Any unamortized gains, together with any future gains or losses, will be amortized over a period of 12 years. No further pension benefits accrue under the prior plan effective October 1, 1998.

Postretirement Benefits

The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Three benefit plans are provided: medical and hospitalization insurance, dental insurance and life insurance. As of January 1, 1998, the Corporation no longer provides life insurance benefits for persons retiring on or after January 1, 1998. Substantially all active employees may become eligible for benefits if they reach normal retirement age or if they retire earlier with at least 10 years' service. Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Corporation recognizes the cost of providing those benefits by expensing the annual insurance premiums, which were $3.8 million in 1998, $2.7 million in 1997 and $3.2 million in 1996.

The Corporation accounts for postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 required a significant change in the Corporation's historical practice of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of benefits during the years that the employee renders the necessary service. Adoption of SFAS No. 106 in 1993 resulted in an accumulated transition obligation of $13.0 million, which the Corporation elected to recognize over a 20-year period. The Corporation incurred $1.4 million in 1998 for postretirement health and life insurance expenses, which included $357 thousand relating to the amortization of the transition obligation. This compares to $1.6 million in health and life insurance expenses for 1997 and $2.7 million for 1996, with transition obligation amortization of $453 thousand and $651 thousand, respectively.

CHANGE IN PENSION BENEFIT OBLIGATION


                                                     RIGGS NATIONAL CORPORATION      RIGGS BANK EUROPE LIMITED
---------------------------------------------------------------------------------------------------------------
                                                         1998         1997              1998         1997
---------------------------------------------------------------------------------------------------------------

Benefit Obligation at Beginning of Year                $76,167      $68,708          $ 13,106      $12,545
Service (Benefit) Cost                                    (403)       1,017               481          562
Interest Cost                                            4,996        5,131               748          932
Actuarial Gain                                          (2,210)         --                --           --
Actuarial Loss Due to Discount Rate                      7,317        6,959             3,151          288
Benefits Paid                                           (6,199)      (5,648)             (549)        (722)
Settlements                                                --           --            (12,161)         --
Other 1                                                    --           --                114         (499)
---------------------------------------------------------------------------------------------------------------
Benefit Obligation at End of Year                      $79,668      $76,167          $  4,890      $13,106
===============================================================================================================

1 REPRESENTS FOREIGN EXCHANGE TRANSLATION ADJUSTMENTS





CHANGE IN PLAN ASSETS


                                                     RIGGS NATIONAL CORPORATION      RIGGS BANK EUROPE LIMITED
---------------------------------------------------------------------------------------------------------------
                                                         1998         1997              1998         1997
---------------------------------------------------------------------------------------------------------------

Fair Value of Plan Assets at
  Beginning of Year                                    $88,278      $80,143          $ 17,771      $16,311
Actual Return on Plan Assets                             6,105       13,783             2,994        2,829
Settlements                                                --           --            (12,161)         --
Plan Participants' Contribution                            --           --               (125)         --
Benefits Paid                                           (6,199)      (5,648)             (549)        (722)
Other 1                                                    --           --                153         (647)
---------------------------------------------------------------------------------------------------------------
Fair Value of Plan Assets at End of Year               $88,184      $88,278          $  8,083      $17,771
---------------------------------------------------------------------------------------------------------------

Funded Status                                          $ 8,516      $12,111          $  3,193      $ 4,665
Unrecognized Net Actuarial Gain/(Loss)                  10,159        3,437            (1,275)      (5,581)
Unrecognized Net Transition Asset                          --           --               (149)        (762)
Unrecognized Prior Service Cost                           (718)        (830)              --           --
---------------------------------------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost                         $17,957      $14,718          $  1,769      $(1,678)
===============================================================================================================

1 REPRESENTS FOREIGN EXCHANGE TRANSLATION ADJUSTMENTS

WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31,


                                                     RIGGS NATIONAL CORPORATION      RIGGS BANK EUROPE LIMITED
---------------------------------------------------------------------------------------------------------------
                                                         1998         1997              1998         1997
---------------------------------------------------------------------------------------------------------------

Discount Rate                                            6.75%        7.25%             5.00%         8.08%
Expected Return on Plan Assets                           9.00         9.00              5.00          8.50
Rate of Compensation Increase                            4.00         4.00                N/A         6.00

COMPONENTS OF NET PERIODIC PENSION COST

                                                         1998         1997              1998         1997
---------------------------------------------------------------------------------------------------------------

Service (Benefit) Cost                               $  (403)     $ 1,017           $   606       $   562
Interest Cost                                          4,996        5,131               748           932
Expected Return on Plan Assets                        (7,720)      (6,988)             (941)       (1,145)
Amortization of Transition Amount                        --          (727)             (220)         (224)
Amortization of Prior Service Cost                      (112)        (112)              --            --
Recognized Net Actuarial Loss                            --           --               (173)          (90)
Settlements                                              --           --             (3,609)          --
Other 1                                                  --           --                119           --
---------------------------------------------------------------------------------------------------------------
Net Periodic (Benefit) Cost                          $(3,239)     $(1,679)          $(3,470)      $    35
===============================================================================================================

1 REPRESENTS FOREIGN EXCHANGE TRANSLATION ADJUSTMENTS

The funded status of the postretirement projected benefit obligation is as follows:


                             RIGGS NATIONAL CORPORATION
-------------------------------------------------------------------------------
                                  1998       1997
-------------------------------------------------------------------------------

Benefit Obligation at Beginning
  of Year                          $14,463    $18,750
Service Cost                           434        305
Interest Cost                          903      1,003
Actuarial (Gain) Loss due
  to Discount Rate                   2,562     (1,061)
Benefits Paid                         (972)    (1,363)
Plan Amendments                     (1,447)    (3,171)
-------------------------------------------------------------------------------
Benefit Obligation at
  End of Year                      $15,943    $14,463
-------------------------------------------------------------------------------

Unrecognized Net Actuarial Loss    $ 4,883)   $(3,868)
Unrecognized Prior Service Cost      1,043      1,391
Unrecognized Transition
  Obligation                        (6,442)    (6,799)
-------------------------------------------------------------------------------
Accrued Postretirement
  Benefit Cost                     $ 5,661    $ 5,187
===============================================================================

The net periodic costs for postretirement health and life insurance benefits are as follows:


                             RIGGS NATIONAL CORPORATION
-------------------------------------------------------------------------------
                                  1998       1997
-------------------------------------------------------------------------------

Service Cost                    $  434     $  305
Interest Cost                      903      1,003
Amortization of Transition
  Amount                           357        453
Amortization of Prior Service
  Costs                           (348)      (348)
Recognized Net Actuarial Loss      100        175
-------------------------------------------------------------------------------
Net Periodic Benefit Cost       $1,446     $1,588
===============================================================================

The assumed health care cost trend rate averaged 8.0% for 1998, gradually decreasing to 6.0% by the year 2002 and remaining constant thereafter. A range of 6.0% to 8.0% was used in 1997. A discount rate of 6.75% was used at December 31, 1998 and a rate of 7.25% was used at December 31, 1997 to determine the projected postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the net periodic postretirement benefit cost for 1998 by $272 thousand and increase the accumulated postretirement benefit obligation at December 31, 1998 by $2.3 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the net periodic postretirement benefit cost for 1998 by $257 thousand and decrease the accumulated postretirement benefit obligation at December 31, 1998 by $2.2 million.

Stock Option Plans

The Board of Directors and stockholders of the Corporation approved stock option plans in 1993, 1994, and 1996 under which options to purchase shares of common stock of the Corporation may be granted to key employees. The exercise price cannot be less than the fair market value of the common stock at the date of grant. For options under these plans, the vesting periods have ranged from zero to three years. The total number of shares of common stock reserved for issuance upon exercise of options granted is 1,250,000, 1,250,000 and 4,000,000 for the 1993, 1994 and 1996 Plans, respectively. Unless previously terminated by the Board of Directors, the 1993, 1994 and 1996 Plans will terminate on March 10, 2003, February 9, 2004 and March 26, 2006, respectively.

A summary of the stock option activity under the 1993, 1994 and 1996 Plans follows:

                                               WEIGHTED-
                                    STOCK      AVERAGE
                                   OPTIONS  EXERCISE PRICE
-------------------------------------------------------------------------------

Outstanding at December 31, 1995 1,296,500    $ 9.90
Granted                          1,519,500     12.25
Exercised                           98,082     10.04
Terminated                          67,668     10.80
-------------------------------------------------------------------------------
Outstanding at December 31, 1996 2,650,250    $11.22
Granted                            771,000     20.29
Exercised                          188,442      9.60
Terminated                          10,000     17.43
-------------------------------------------------------------------------------
Outstanding at December 31, 1997 3,222,808    $13.46
Granted                          1,708,000     30.00
Exercised                           48,559     10.58
Terminated                          23,949     18.70
===============================================================================
Outstanding at December 31, 1998 4,858,300    $19.28
-------------------------------------------------------------------------------

Members of the Board of Directors of the Corporation are eligible to participate in the 1997 Non-employee Directors Stock Option Plan ("the 1997 Plan"). Under the 1997 Plan, options to purchase up to 350,000 shares of common stock may be granted to non-employee directors of the Corporation or a subsidiary. The exercise price cannot be less than the fair market value of the common stock at the date of grant, with vesting occurring at the date of grant. Unless previously terminated by the Board of Directors, the 1997 Plan will terminate on July 8, 2007.

A summary of the stock option activity under the 1997 Plan follows:


                                              WEIGHTED-
                                    STOCK     AVERAGE
                                   OPTIONS  EXERCISE PRICE
-------------------------------------------------------------------------------

Outstanding at December 31, 1996      --        $ --
Granted                            307,500       20.50
Exercised                             --          --
Terminated                            --          --
-------------------------------------------------------------------------------
Outstanding at December 31, 1997   307,500      $20.50
Granted                              2,500       21.00
Exercised                           45,000       20.50
Terminated                            --          --
===============================================================================
Outstanding at December 31, 1998   265,000      $20.50
-------------------------------------------------------------------------------

The Corporation accounts for its stock option plans under Accounting Principles Board Opinion No. 25, and is providing the fair value-based disclosures required on a proforma basis (see Note 1, Summary of Significant Accounting Policies). Accordingly, the stated net income and earnings per share in the Consolidated Statements of Income, in addition to the proforma net income and earnings per share reflecting the compensation costs for stock options granted in 1998, 1997 and 1996, are disclosed in the following table.



                         1998       1997      1996
-------------------------------------------------------------------------------

NET INCOME:
  As Reported           $61,847   $50,879  $ 65,943
  Proforma               48,182    42,039    55,687
EARNINGS PER SHARE:
  As Reported - Basic   $  1.25   $  1.32  $   1.82
              - Diluted    1.21      1.27      1.79

  Proforma   - Basic    $   .80   $  1.03  $   1.48
             - Diluted      .78      0.99      1.46
WEIGHTED-AVERAGE FAIR
  VALUE OF OPTIONS
  GRANTED               $ 15.68   $ 10.24  $   6.62
WEIGHTED-AVERAGE
  ASSUMPTIONS:
  Expected Lives (Years)   9.99      9.87      9.89
  Risk-Free Interest Rate  4.72%     5.80%     6.44%
  Expected Volatility     37.28%    35.43%    46.27%
  Expected Dividends
    (Annual Per Share)  $  0.20  $   0.20  $   0.20
===============================================================================

The Corporation did not record any compensation costs in 1998, 1997 or 1996 relating to its stock option plans. In addition, no significant modifications to the plans were made during the periods. The fair values of the stock options outstanding are used to determine the proforma impact of the options to compensation expense. Net income and earnings per share were based on the Black-Scholes option pricing model for each grant made, using the key assumptions detailed above.

At December 31, 1998, additional weighted-average details for all stock options outstanding follow:


                                                                                        VESTED OPTIONS
---------------------------------------------------------------------------------------------------------------
    RANGE OF          STOCK OPTIONS     WEIGHTED-AVERAGE                      STOCK OPTIONS
    EXERCISE          OUTSTANDING   REMAINING CONTRACTUAL  WEIGHTED-AVERAGE    OUTSTANDING       WEIGHTED-AVERAGE
      PRICE       AT DECEMBER 31, 1998  LIFE (YEARS)       EXERCISE PRICE    AT DECEMBER 31, 1998  EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------

$ 9.00 to $12.15      1,397,700           6.19                $10.63            1,397,700            $10.63
$12.16 to $18.22      1,007,100           7.50                 12.38            1,007,100             12.38
$18.23 to $21.26      1,013,000           8.50                 20.35              847,691             20.44
$21.27 to $27.33         70,000           9.35                 24.94               45,000             25.88
$27.34 to $30.38      1,635,500           9.30                 30.22            1,150,000             30.38
---------------------------------------------------------------------------------------------------------------

Total                 5,123,300           7.94                $19.35            4,447,491            $18.16
---------------------------------------------------------------------------------------------------------------

Other Benefit Plans

The Corporation has a Supplemental Executive Retirement plan to provide supplemental retirement income and preretirement death benefits to certain key employees. The amount of benefits is based on the participant's corporate title, functional responsibility and service as a member of the Board of Directors. Upon the later of a participant's termination of employment or attainment of age 62, the participant will receive the vested portion of the supplemental retirement benefit, payable for the life of the participant, but for no more than 15 years. At December 31, 1998, the Corporation had a $3.3 million pension benefit obligation for this supplemental plan, compared with $2.5 million at year-end 1997. Accrued pension costs were $2.0 million at year-end 1998 and $1.6 million at year-end 1997. This supplemental plan has no assets and incurred $413 thousand in net periodic costs in 1998, compared with $369 thousand and $339 thousand for 1997 and 1996, respectively.

The Corporation sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, that is available to substantially all employees (the "401(k) Plan"). The Board of Directors also approved a matching program for the 401(k) Plan in 1996, equating to 100% of the first one-hundred dollars contributed and 50% on the balance of contributions made thereafter, up to 6% of the employees' eligible earnings. The Board of Directors also approved a discretionary profit sharing contribution into the 401(k) Plan of up to 2% of the employees' eligible earnings in 1998 and 1997, based on the Corporation's financial performance during those years. Expenses relating to both of these programs totaled $2.1 million and $1.8 million for 1998 and 1997, respectively.

The Corporation has a deferred compensation plan to allow non-employee directors to defer directors' fees. Under the plan, non-employee directors may elect to defer fees and have the deferred amounts treated as having been invested in cash, shares of the Corporation's Common Stock, or a combination of cash and stock.

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

FOREIGN CONSOLIDATED STATEMENTS OF CONDITION DECEMBER 31,


                                                                        1998           1997           1996
---------------------------------------------------------------------------------------------------------------

Assets
Deposits with Banks in Foreign Countries:
  Interest-Bearing                                                 $   555,081    $   173,963    $  161,982
  Other                                                                  8,538          6,633         5,257
---------------------------------------------------------------------------------------------------------------

Total Deposits with Banks in Foreign Countries                         563,619        180,596       167,239

Loans to Foreign Customers:
  Governments and Official Institutions                                 74,676         50,606        17,095
  Banks and Financial Institutions                                       9,451          8,506         5,445
  Commercial and Industrial and Commercial Property                    390,217        291,077       211,928
  Other                                                                 42,353         36,911        15,924
---------------------------------------------------------------------------------------------------------------

Total Loans, Net of Unearned Discount                                  516,697        387,100       250,392
Less:  Reserve for Loan Losses                                          10,617         15,219        15,218
---------------------------------------------------------------------------------------------------------------

Total Net Loans                                                        506,080        371,881       235,174
Pool Funds Provided, Net 1                                             274,625        831,292       704,957
Other Assets                                                            50,568         44,334        45,934
===============================================================================================================

Total Assets                                                       $ 1,394,892   $  1,428,103    $1,153,304
---------------------------------------------------------------------------------------------------------------

Liabilities
Foreign Deposits:
  Banks in Foreign Countries                                       $   218,183   $    164,160    $   99,941
  Governments and Official Institutions                                272,573        254,215       255,818
  Other                                                                615,746        723,768       570,236
---------------------------------------------------------------------------------------------------------------

Total Deposits 2                                                     1,106,502      1,142,143       925,995
Short-Term Borrowings                                                  141,876        161,805        99,337
Other Liabilities                                                      146,514        124,155       127,972
===============================================================================================================

Total Liabilities                                                  $ 1,394,892   $  1,428,103    $1,153,304
---------------------------------------------------------------------------------------------------------------

Supplemental Data on Foreign Deposits
Demand                                                             $   125,695   $    149,287    $  158,725
Savings, NOW and Money Market                                          243,511        468,821       382,409
Time 3                                                                 737,296        524,035       384,861
===============================================================================================================

Total Foreign Deposits                                             $ 1,106,502   $  1,142,143    $  925,995
---------------------------------------------------------------------------------------------------------------

1 POOL FUNDS PROVIDED, NET ARE AMOUNTS CONTRIBUTED BY FOREIGN ACTIVITIES TO FUND DOMESTIC ACTIVITIES.

2 FOREIGN DEPOSITS IN DOMESTIC OFFICES TOTALED $494.4 MILLION, $656.9 MILLION AND $553.2 MILLION AT DECEMBER 31, 1998, 1997 AND 1996, RESPECTIVELY.

3 A MAJORITY OF TIME  DEPOSITS ARE IN AMOUNTS OF $100  THOUSAND OR MORE.

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

FOREIGN RESERVE FOR LOAN LOSSES


                             1998     1997     1996
-------------------------------------------------------------------------------

Balance, January 1        $15,219  $15,218   $11,968

Provision for Loan Losses  (4,776)     221    (3,368)

Loans Charged Off             937      593       260
Less: Recoveries on
  Charged-Off Loans         1,016      666     5,513
-------------------------------------------------------------------------------

Net (Recoveries)Charge-Offs   (79)     (73)   (5,253)

Foreign Exchange
  Translation Adjustments      95     (293)    1,365
===============================================================================

Balance, December 31      $10,617  $15,219   $15,218
-------------------------------------------------------------------------------

GEOGRAPHICAL PERFORMANCE


                                                                                          INCOME
                                                    TOTAL ASSETS   TOTAL   TOTAL     BEFORE TAXES AND   NET
                                                    DECEMBER 31,  REVENUE EXPENSES  MINORITY INTEREST  INCOME
---------------------------------------------------------------------------------------------------------------
Middle East and Africa                        1998  $   73,417    $ 5,102    $ 4,227    $   875      $   645
                                              1997      45,895      6,188      5,276        912          670
                                              1996      33,747      9,404      7,480      1,924        1,760
---------------------------------------------------------------------------------------------------------------
Europe                                        1998  $  643,835    $51,766    $42,890    $ 8,876      $ 6,548
                                              1997     454,233     65,880     56,181      9,699        7,129
                                              1996     376,890     44,803     35,637      9,166        8,387
---------------------------------------------------------------------------------------------------------------
Asia/Pacific                                  1998  $    8,435    $ 1,491    $ 1,235    $   256      $   189
                                              1997       7,129      1,056        900        156          115
                                              1996       7,696      3,057      2,431        626          572
---------------------------------------------------------------------------------------------------------------
South and Central America                     1998  $   58,462    $ 5,340    $ 4,423    $   917      $   676
                                              1997      48,285      6,575      5,607        968          711
                                              1996       5,067        926        736        190          174
---------------------------------------------------------------------------------------------------------------
Caribbean                                     1998  $  332,362    $28,746    $23,816    $ 4,930      $ 3,637
                                              1997      32,369      1,496      1,276        220          162
                                              1996      13,042      3,721      2,960        761          696
---------------------------------------------------------------------------------------------------------------
Other                                         1998  $    3,756    $   461    $   381    $    80      $    59
                                              1997       8,900      2,686      2,290        396          291
                                              1996      11,905      2,012      1,600        412          377
---------------------------------------------------------------------------------------------------------------
Total Foreign1                                1998  $1,120,267    $92,906    $76,972    $15,934      $11,754
                                              1997     596,811     83,881     71,530     12,351        9,078
                                              1996     448,347     63,923     50,844     13,079       11,966
===============================================================================================================
Percentage of Foreign                         1998          20%        20%        22%        14%          19%
  to Consolidated                             1997          10         20         22         13           18
                                              1996           9         16         16         18           18
---------------------------------------------------------------------------------------------------------------

1 FOREIGN ASSETS AT DECEMBER 31, 1998, 1997 AND 1996, EXCLUDE NET POOL FUNDS CONTRIBUTED BY FOREIGN ACTIVITIES TO FUND DOMESTIC ACTIVITIES.

NOTE 16.  PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,
                                                                         1998          1997           1996
---------------------------------------------------------------------------------------------------------------

REVENUES
Distributed Earnings from Subsidiaries 1                            $  74,878        $63,819      $    481
Interest on Time Deposit Placements                                    23,911           --            --
Interest on Reverse Repurchase Agreements                               2,685         26,187         5,228
Interest and Dividends on Securities Available for Sale                 3,772           --             233
Other Operating Income                                                  1,598          1,065         2,989
---------------------------------------------------------------------------------------------------------------

Total Revenues                                                        106,844         91,071         8,931

OPERATING EXPENSES
Interest Expense                                                       49,108         45,411        19,280
Other Operating Expenses                                                2,594          1,334         2,556
---------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                               51,702         46,745        21,836

Income (Loss) before Taxes                                             55,142         44,326       (12,905)
Applicable Income Tax Benefit 2                                        (6,705)        (6,553)       (5,501)
---------------------------------------------------------------------------------------------------------------

Income (Loss) before Undistributed Earnings of Subsidiaries            61,847         50,879        (7,404)
Undistributed Earnings of Subsidiaries 1                                 --             --          73,347
===============================================================================================================

Net Income                                                          $  61,847        $50,879      $ 65,943
---------------------------------------------------------------------------------------------------------------

1 FOR THE  PURPOSE  OF PARENT  COMPANY  ONLY  FINANCIAL  ACTIVITY,  "DISTRIBUTED
EARNINGS FROM SUBSIDIARIES" ARE INCLUDED IN THE REVENUES OF THE PARENT CORPORATION.

2 APPLICABLE INCOME TAXES ARE PROVIDED FOR BASED ON PARENT CORPORATION INCOME ONLY, AND DO NOT REFLECT THE TAX EXPENSE OR BENEFIT OF THE SUBSIDIARIES' OPERATIONS.


STATEMENTS OF CONDITION


DECEMBER 31,
                                                                                       1998           1997
---------------------------------------------------------------------------------------------------------------

ASSETS
Cash                                                                              $      231    $      977
Time Deposits with Other Banks                                                       469,000          --
Intercompany Reverse Repurchase Agreements                                             7,700       497,375
Securities Available for Sale (at Market Value)                                        4,671         5,197
Investment in Subsidiaries                                                           439,113       496,522
Other Assets                                                                          29,909        21,129
===============================================================================================================

TOTAL ASSETS                                                                      $  950,624    $1,021,200
---------------------------------------------------------------------------------------------------------------

LIABILITIES
Other Liabilities                                                                 $    5,563    $    5,685
Long-Term Debt:
  Subordinated Debentures due 2009                                                    66,525        66,525
  Subordinated Notes due 2006                                                        125,000       125,000
  Junior Subordinated Deferrable Interest Debentures, Series A, due 2026             154,640       154,640
  Junior Subordinated Deferrable Interest Debentures, Series C, due 2027             206,168       206,168
---------------------------------------------------------------------------------------------------------------

Total Long-Term Debt                                                                 552,333       552,333

TOTAL LIABILITIES                                                                    557,896       558,018
---------------------------------------------------------------------------------------------------------------

Stockholders' Equity                                                                 392,728       463,182
===============================================================================================================

Total                                                                             $  950,624    $1,021,200
---------------------------------------------------------------------------------------------------------------

PARENT CORPORATION FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,
                                                                       1998           1997           1996
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $  61,847        $ 50,879       $ 65,943
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used In) Operating Activities:
  Depreciation and Purchase Accounting Adjustments                     --              --              592
  Gain on Securities Available for Sale                                --              --           (1,200)
  (Increase) Decrease in Other Assets                                (8,549)         (5,512)           961
  (Decrease) Increase in Other Liabilities                             (122)         (1,419)         1,784
  (Undistributed) Excess Earnings of Subsidiaries                    54,122            --          (73,347)
---------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                 45,451          (6,931)       (71,210)
---------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                 107,298          43,948         (5,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Securities Available for Sale                            (133)         (4,000)          --
  Proceeds from Maturities of Securities Available for Sale            --              --            5,000
  Dividends from Subsidiaries in Excess of Earnings                    --            48,181           --
  Net Decrease (Increase) in Premises                                  --             4,457            (10)
  Net Increase in Investment in Subsidiaries                           --            (6,168)        (4,640)
---------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                    (133)         42,470            350
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from the Issuance of Long-Term Debt
   and Trust Preferred Securities                                      --           206,168        154,640
  Repayments of Long-Term Debt                                         --              --          (26,100)
  Net Proceeds from Issuance of Common Stock                          1,834           2,571            985
  Dividend Payments - Preferred Shares                               (9,854)        (10,750)       (10,750)
                    - Common Shares                                  (6,123)         (6,079)        (4,549)
  Redemption of Preferred Stock                                    (109,000)           --             --
  Repurchase of Common Stock                                         (5,443)           --             --
---------------------------------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Financing Activities                (128,586)        191,910        114,226
---------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (21,421)        278,328        109,309

Cash and Cash Equivalents at Beginning of  Year                     498,352         220,024        110,715
===============================================================================================================

Cash and Cash Equivalents at End of  Year                          $476,931        $498,352       $220,024

Supplemental Disclosures:
  Interest Paid                                                    $ 48,815        $ 46,334       $ 18,295
  Income Tax Refunds                                                   --            (4,842)        (5,042)
---------------------------------------------------------------------------------------------------------------

NOTE 17. SEGMENT PROFITABILITY

DECEMBER 31, 1998


                                           INTERNATIONAL    RIGGS &                                      RIGGS NATIONAL
(IN THOUSANDS)                      BANKING   BANKING      COMPANY     TREASURY    OTHER  RECONCILIATION  CORPORATION
----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Interest Income                  $  192,335  $ 53,195    $ 12,750   $  106,536  $   61,871
Interest Expense                     72,381    66,004      14,724       31,653      48,584
Funds Transfer Income (Expense)      15,382    41,734      14,309      (77,814)      6,389
----------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                    135,336    28,925      12,335       (2,931)     19,676
Tax-Equivalent Adjustment            (1,209)     --          --         (1,780)       --
----------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss)       $  134,127  $ 28,925    $ 12,335   $   (4,711) $   19,676 $       --    $  190,352
----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income - External
  Customers                      $   39,442  $  7,116    $ 48,386   $   17,586  $    1,752
Intersegment Noninterest Income          -      4,426         442            2       1,766
----------------------------------------------------------------------------------------------------------------------
Total Noninterest Income         $   39,442  $ 11,542    $ 48,828   $   17,588  $    3,518 $    (6,636)  $  114,282
----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization    $    7,006  $    624    $  1,614   $       14  $    6,921
Direct Expense                       55,217    20,671      29,215        1,483      77,623
Overhead and Support                 63,850     9,387      10,309        1,434     (84,980)
---------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense        $  126,073  $ 30,682    $ 41,138   $    2,931  $     (436)$    (6,636) $  193,752
---------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes
  and Minority Interest          $   47,496  $  9,785    $ 20,025   $    9,946  $   23,630 $       --   $  110,882


=====================================================================================================================
Total Average Assets             $2,656,497  $723,158    $204,269   $1,850,848  $1,184,302 $(1,052,363) $5,566,711

The Corporation's reportable segments are strategic business units that provide diverse products and services within the financial services industry. The Corporation has five reportable segments: Banking, International Banking, Riggs & Company, Treasury and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes the Corporation's Washington, D.C. based embassy-banking business and the London-based banking subsidiary, Riggs Bank Europe Limited. The Riggs & Company segment is a division of the Corporation providing trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout the Corporation. "Other" consists of the Corporation's unallocated parent company income and expense, net interest income from unallocated equity and foreclosed real estate activities.

The Corporation evaluates segment performance based on net income before taxes and minority interest. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. The Corporation accounts for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Geographic financial information is provided in a separate footnote entitled Foreign Activities.

Reconciliations are provided from the segment totals to the Corporation's consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset as these items result from intercompany transactions. The reconciliation of net income before taxes and minority interest includes a $12 million addition in 1997 from the Corporation reducing the reserve for loan losses. For years in which the Corporation has either no provision for loan losses or a reduction to the reserve for loan losses, an allocation of loan loss is not provided to the segments. The reconciliation of total average assets represents the elimination of intercompany transactions.

DECEMBER 31, 1997


                                           INTERNATIONAL    RIGGS &                                       RIGGS NATIONAL
(IN THOUSANDS)                      BANKING   BANKING      COMPANY      TREASURY     OTHER  RECONCILIATION  CORPORATION
--------------------------------------------------------------------------------------------------------------------

NETINTEREST INCOME:
Interest Income                  $  174,564 $ 37,085     $ 12,062    $  140,397 $   54,239
Interest Expense                     72,304   57,507       12,500        47,458     45,437
Funds Transfer Income (Expense)      23,754   47,447       11,798       (93,822)    10,822
--------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                    126,014   27,025       11,360          (883)    19,624
Tax-Equivalent Adjustment            (1,121)    --           --          (2,728)      --
--------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss)       $  124,893 $ 27,025     $ 11,360   $    (3,611)$   19,624   $       --   $  179,291
--------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
Noninterest Income - External
  Customers                      $   38,952 $  3,891     $ 39,921    $    4,857 $      303
Intersegment Noninterest Income         -      3,491        3,753             6      1,486
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Income         $   38,952 $  7,382     $ 43,674    $    4,863 $    1,789   $    (8,736) $   87,924
--------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Depreciation and Amortization    $    7,104 $    524     $  1,254    $       18 $    7,214
Direct Expense                       54,332   18,491       29,145         1,729     74,955
Overhead and Support                 63,006    9,120       11,199         1,024    (84,349)
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense        $  124,442 $ 28,135     $ 41,598    $    2,771 $   (2,180)  $    (8,736) $  186,030
--------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes
  and Minority Interest          $   39,403 $  6,272     $ 13,436    $   (1,519)$   23,593   $    12,000  $   93,185

====================================================================================================================

Total Average Assets             $2,393,464 $525,684     $192,653    $2,418,662 $1,057,786   $(1,336,135) $5,252,114

DECEMBER 31, 1996


                                             INTERNATIONAL    RIGGS &                                      RIGGS NATIONAL
(IN THOUSANDS)                      BANKING     BANKING       COMPANY     TREASURY     OTHER  RECONCILIATION CORPORATION
--------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME:
Interest Income                  $  175,658 $ 27,392       $ 13,696   $  103,319     $  6,214
Interest Expense                     75,786   37,497         11,320       25,547       19,120
Funds Transfer Income (Expense)      24,778   34,476          9,881      (79,488)      10,354
--------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                    124,650   24,371         12,257       (1,716)      (2,552)
Tax-Equivalent Adjustment              (966)    --             --         (2,737)        --
--------------------------------------------------------------------------------------------------------------------
Net Interest Income (Loss)       $  123,684 $ 24,371       $ 12,257   $   (4,453)    $ (2,552)  $    --    $  153,307
--------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
Noninterest Income - External
  Customers                      $   37,684 $  5,618       $ 37,851   $    7,559     $  7,465
Intersegment Noninterest Income         --     3,629          5,666           16        1,709
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Income         $   37,684 $  9,247       $ 43,517   $    7,575     $  9,174   $ (11,020) $   96,177
--------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Depreciation and Amortization    $    6,769 $    618       $  1,145   $       13     $  6,117
Direct Expense                       50,418   16,097         28,550        1,681       76,559
Overhead and Support                 57,900    6,657          9,174        1,063      (74,794)
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense        $  115,087 $ 23,372       $ 38,869   $    2,757     $  7,882   $ (11,020) $  176,947
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Before Taxes
  and Minority Interest          $   46,281 $ 10,246       $ 16,905   $      365     $ (1,260)  $    --    $   72,537

====================================================================================================================

Total Average Assets             $2,403,813 $416,412       $260,951   $1,858,161     $366,098   $(589,066) $4,716,369

NOTE 18. COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                   BEFORE          TAX
                                                                    TAX         (EXPENSE)/     NET OF TAX
                                                                   AMOUNT        BENEFIT         AMOUNT
---------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1998:
Foreign Currency Translation Adjustments                        $   (734)       $   257         $  (477)
Unrealized Gain (Loss) on Securities:
  Unrealized Holding Gain (Loss) Arising During Period            10,042         (3,515)          6,527
  Less: Reclassification Adjustment for (Gains)
    Losses Included in Net Income                                (15,023)         5,258          (9,765)
---------------------------------------------------------------------------------------------------------------

Net Unrealized Gain (Loss)                                        (4,981)         1,743          (3,238)

Other Comprehensive Income                                      $ (5,715)       $ 2,000         $(3,715)
---------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1997:
Foreign Currency Translation Adjustments                        $ (3,051)       $ 1,068         $(1,983)
Unrealized Gain (Loss) on Securities:
  Unrealized Holding Gain (Loss) Arising During Period               758           (265)            493
  Less: Reclassification Adjustment for (Gains)
    Losses Included in Net Income                                  3,500         (1,225)          2,275
---------------------------------------------------------------------------------------------------------------

Net Unrealized Gain (Loss)                                         4,258         (1,490)          2,768

Other Comprehensive Income                                      $  1,207        $  (422)        $   785
---------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1996:
Foreign Currency Translation Adjustments                        $  3,052        $(1,068)        $ 1,984
Unrealized Gain (Loss) on Securities:
  Unrealized Holding Gain (Loss) Arising During Period           (14,102)         4,936          (9,166)
  Less: Reclassification Adjustment for (Gains)
    Losses Included in Net Income                                  7,170         (2,510)          4,660
---------------------------------------------------------------------------------------------------------------

Net Unrealized Gain (Loss)                                        (6,932)         2,426          (4,506)

Other Comprehensive Income (Loss)                               $ (3,880)       $ 1,358         $(2,522)
---------------------------------------------------------------------------------------------------------------



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES


                                                                   FOREIGN      UNREALIZED      ACCUMULATED
                                                                  CURRENCY      GAIN/(LOSS)        OTHER
                                                                 TRANSLATION        ON         COMPREHENSIVE
                                                                 ADJUSTMENT     SECURITIES     INCOME/(LOSS)
---------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1998
Balance, December 31, 1997                                      $   (872)       $ 2,039         $ 1,167
Current Period Change                                               (477)        (3,238)         (3,715)
===============================================================================================================

Balance, December 31, 1998                                      $ (1,349)       $(1,199)        $(2,548)
---------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1997
Balance, December 31, 1996                                      $  1,111        $  (729)        $   382
Current Period Change                                             (1,983)         2,768             785
===============================================================================================================

Balance, December 31, 1997                                      $   (872)       $ 2,039         $ 1,167
---------------------------------------------------------------------------------------------------------------

Twelve Months Ended December 31, 1996
Balance, December 31, 1995                                      $   (873)       $ 3,777         $ 2,904
Current Period Change                                              1,984         (4,506)         (2,522)
===============================================================================================================

Balance, December 31, 1996                                      $  1,111        $  (729)        $   382
---------------------------------------------------------------------------------------------------------------

MANAGEMENT'S REPORT ON  FINANCIAL STATEMENTS

TO OUR STOCKHOLDERS:

Management is responsible for the integrity of all financial data included in this Annual Report. The consolidated financial statements and related notes are prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgment. Financial information beyond the consolidated financial statements is presented in a manner consistent with the Corporation's financial statements.

Management maintains a system of accounting internal controls that includes an internal audit program. The internal control system provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and accounting records are reliable for the timely preparation of financial statements. The foundation of the internal control system is the Corporation's Code of Ethics, which provides a guide to all employees consistent with the highest standards of business conduct. The internal control system is further supported by management's policies and established accounting procedures. The internal control system is monitored and modified continually to improve the system and respond to changes in business environment and operations.

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








/S/ JOE L. ALLBRITTON      /S/ TIMOTHY C. COUGHLIN     /S/ JOHN L. DAVIS

    Joe L. Allbritton         Timothy C. Coughlin         John L. Davis
 Chairman of the Board and         President          Chief Financial Officer
  Chief Executive Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO RIGGS NATIONAL CORPORATION:

We have audited the accompanying consolidated statements of condition of RIGGS NATIONAL CORPORATION (a Delaware corporation) and its subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of Riggs National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/S/ ARTHUR ANDERSEN LLP


Washington, D.C.,
January 20, 1999

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION

                                                                                   1998
UNAUDITED FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996     FIRST      SECOND     THIRD       FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          QUARTER    QUARTER    QUARTER     QUARTER
---------------------------------------------------------------------------------------------------------------

Interest Income                                                   $86,932     $87,068     $93,772   $86,030
Interest Expense                                                   39,247      39,706      45,020    39,477
---------------------------------------------------------------------------------------------------------------

Net Interest Income                                                47,685      47,362      48,752    46,553
Less:  Provision for Loan Losses                                      -           -           -         -
---------------------------------------------------------------------------------------------------------------

Net Interest Income after Provision for Loan Losses                47,685      47,362      48,752    46,553
Noninterest Income                                                 28,137      25,227      32,890    28,028
Noninterest Expense                                                47,408      47,070      50,134    49,140

Income before Taxes and Minority Interest                          28,414      25,519      31,508    25,441
Applicable Income Tax Expense (Benefit)                             7,792       5,987       9,206     6,103
Minority Interest in Income of Subsidiaries, Net of Taxes           4,987       4,986       4,987     4,987
===============================================================================================================

Net Income                                                         15,635      14,546      17,315    14,351
Less: Dividends on Preferred Stock                                  2,688       2,687       2,688     1,791
      Excess of Call Price over Carrying Amount of Preferred Stock-   -           -           -      13,808
---------------------------------------------------------------------------------------------------------------

Net Income (Loss) Available for Common Stock                      $12,947     $11,859     $14,627   $(1,248)

EARNINGS (LOSS) PER COMMON SHARE - BASIC                          $   .42     $   .39     $   .48   $  (.04)
                                 - DILUTED                            .41         .37         .46      (.04)
---------------------------------------------------------------------------------------------------------------





CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION


                                        1998          1997         1996           1995           1994
---------------------------------------------------------------------------------------------------------------

NET INCOME TO AVERAGE:
Earning Assets                            1.21%         1.06%         1.56%          2.13%           .84%
Total Assets                              1.11           .97          1.40           1.92            .76
Stockholders' Equity                     13.61         11.69         16.48          28.25          12.01
---------------------------------------------------------------------------------------------------------------

AVERAGE:
Loans to Deposits                        75.50%        66.97%        67.19%         67.91%         69.80%
Stockholders' Equity to Loans            14.72         16.35         15.64          12.22          10.89
Stockholders' Equity to Deposits         11.11         10.95         10.51           8.30           7.60
Stockholders' Equity to Assets            8.17          8.28          8.48           6.80           6.29

AT DECEMBER 31:
Reserve for Loan Losses to Total Loans    1.67%         1.82%         2.44%          2.20%          3.81%
Common Stockholders                      2,466         2,754         3,058          3,236          3,712
Employees                                1,598         1,580         1,519          1,576          1,624
Banking Offices                             60            62            63             65             68
---------------------------------------------------------------------------------------------------------------

PER SHARE DATA:
Dividend Payout Ratio                    16.53%        15.75%         8.38%         n/a            n/a
Average Common Shares Outstanding   30,603,384    30,422,822    30,317,572     30,257,585     30,230,213
Book Value per Common Share             $12.93        $12.04        $10.88          $9.30          $5.70
---------------------------------------------------------------------------------------------------------------



                      1997                                                        1996
    FIRST      SECOND      THIRD      FOURTH                     FIRST     SECOND      THIRD      FOURTH
   QUARTER     QUARTER    QUARTER     QUARTER                   QUARTER    QUARTER    QUARTER     QUARTER
---------------------------------------------------------------------------------------------------------------

   $77,069    $83,120     $83,717  $ 86,886                    $74,570    $71,740      $72,811    $74,077
    35,652     37,527      38,529    39,793                     35,638     34,467       35,059     34,727
---------------------------------------------------------------------------------------------------------------

    41,417     45,593      45,188    47,093                     38,932     37,273       37,752     39,350
      --         --          --     (12,000)                      --          --          --         --
---------------------------------------------------------------------------------------------------------------

    41,417     45,593      45,188    59,093                     38,932     37,273       37,752     39,350
    19,641     21,089      24,242    22,952                     25,575     25,742       21,174     23,686
    43,812     45,660      44,998    51,560                     43,004     43,931       44,047     45,965

    17,246     21,022      24,432    30,485                     21,503     19,084       14,879     17,071
     4,069      5,454       6,625     8,542                         52     (2,370)       3,062      5,430
     2,711      4,932       4,986     4,987                       --          --          --          420
---------------------------------------------------------------------------------------------------------------

    10,466     10,636      12,821    16,956                     21,451     21,454       11,817     11,221
     2,688      2,687       2,688     2,687                      2,688      2,687        2,688      2,687
      --         --          --         --                        --          --          --         --
---------------------------------------------------------------------------------------------------------------

   $ 7,778    $ 7,949     $10,133  $ 14,269                    $18,763    $18,767      $ 9,129    $ 8,534

   $   .26    $   .26     $   .33  $    .47                    $   .62    $   .62      $   .30    $   .28
       .25        .25         .32       .45                        .61        .62          .29        .27
---------------------------------------------------------------------------------------------------------------







QUARTERLY STOCK INFORMATION 1


                                                                                            DIVIDENDS
                                                                         PRICE RANGE        DECLARED
                                                                        HIGH     LOW        AND PAID 2
---------------------------------------------------------------------------------------------------------------

1998  Fourth Quarter                                                 $26.25    $19.00        $.05
      Third Quarter                                                   30.25     22.00         .05
      Second Quarter                                                  30.625    26.688        .05
      First Quarter                                                   28.25     23.25         .05
---------------------------------------------------------------------------------------------------------------

1997  Fourth Quarter                                                 $28.50    $21.625       $.05
      Third Quarter                                                   24.00     19.75         .05
      Second Quarter                                                  20.625    17.375        .05
      First Quarter                                                   22.00     17.25         .05
---------------------------------------------------------------------------------------------------------------

1996  Fourth Quarter                                                 $18.00    $15.625       $.05
      Third Quarter                                                   17.125    11.50         .05
      Second Quarter                                                  12.75     11.875        .05
      First Quarter                                                   14.25     11.75          --
---------------------------------------------------------------------------------------------------------------

1 THE STOCK INFORMATION LISTED ABOVE REPRESENTS HIGH AND LOW SALES PRICES AS REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM, BASED ON DAILY CLOSING PRICES.

2 SEE NOTE 10 TO THE FINANCIAL STATEMENTS.

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES


                                                 1998                        1997                       1996
                                       AVERAGE  INCOME/  YIELDS/   AVERAGE  INCOME/  YIELDS/  AVERAGE  INCOME/  YIELDS/
(IN THOUSANDS)                        BALANCES  EXPENSE  RATES    BALANCES  EXPENSE  RATES   BALANCES  EXPENSE  RATES
------------------------------------------------------------------------------------------------------------------

ASSETS
Loans, Net of Unearned Discounts   $  425,938  $35,609   8.36%  $  299,367  $23,574  7.87%   $232,716 $18,064  7.76%
Time Deposits with Other Banks        485,477   27,136   5.59      124,979    7,350  5.88     153,717   8,623  5.61
Pool Funds Provided, Net 1            364,692   20,130   5.52      822,831   47,065  5.72     536,683  29,517  5.50
------------------------------------------------------------------------------------------------------------------
Total Earning Assets and
  Average Rate Earned               1,276,107   82,875   6.49    1,247,177   77,989  6.25     923,116  56,204  6.09
Less:  Reserve for Loan Losses         11,635                       15,197                     13,162
Cash and Due from Banks                25,178                       24,526                     26,946
Premises and Equipment, Net            16,544                       15,587                     15,025
Other Assets                           12,814                        9,231                      8,121
==================================================================================================================

Total Assets                       $1,319,008                   $1,281,324                   $960,046

LIABILITIES AND
STOCKHOLDERS' EQUITY
 Interest-Bearing Deposits:
  Savings, NOW and Money Market    $  278,519  $ 9,426   3.38%  $  445,874  $18,186  4.08%   $302,031 $10,189  3.37%
  Other Time                          626,153   37,336   5.96      451,864   25,927  5.74     340,215  19,728  5.80
------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits       904,672   46,762   5.17      897,738   44,113  4.91     642,246  29,917  4.66
Short-Term Borrowings                 142,218    6,973   4.90      111,558    5,631  5.05      52,492   2,525  4.81
------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Funds and
  Average Rate Incurred             1,046,890   53,735   5.13    1,009,296   49,744  4.93     694,738  32,442  4.67
Demand Deposits                       134,358                      152,382                    155,205
Other Liabilities and
  Stockholders' Equity                137,760                      119,646                    110,103
==================================================================================================================

Total Liabilities and
  Stockholders' Equity             $1,319,008                   $1,281,324                   $960,046
==================================================================================================================

Net Interest Income and Spread                 $29,140   1.36%              $28,245  1.32%            $23,762  1.42%

Net Interest Margin on Earning Assets                    2.28%                       2.26%                     2.57%
------------------------------------------------------------------------------------------------------------------

1 POOL FUNDS PROVIDED, NET, ARE AMOUNTS CONTRIBUTED BY FOREIGN ACTIVITIES TO FUND DOMESTIC ACTIVITIES.

ITEM 9.


CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.







PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item pertaining to directors of the Corporation is included in the Corporation's proxy statement for its 1999 Annual Meeting of Stockholders, which is incorporated by reference. The information required by this Item pertaining to executive officers of the Corporation is as follows:


EXECUTIVE OFFICER*                      POSITION                                                     AGE

Joe L. Allbritton       Chairman of the Board and Chief Executive Officer of the Corporation
                         and Chairman of the Board and Chief Executive Officer of Riggs Bank N.A.     74
Robert L. Sloan         Vice Chairman of the Board                                                    52
Timothy C. Coughlin     President of the Corporation                                                  56
John L. Davis           Chief Financial Officer and Treasurer of the Corporation and Executive Vice
                         President and Chief Financial Officer of Riggs Bank N.A.                     57
Joseph W. Barr          Executive Vice President of Riggs Bank N.A. Community Banking                 49
Joseph M. Cahill        Executive Director of Legal Affairs, Riggs Bank N.A.                          45
Henry A. Dudley, Jr.    Executive Vice President and Chief Trust Officer of Riggs Bank N.A.           52
J. David Hoffman        Executive Vice President and Chief Infomation Officer of Riggs Bank N.A.      36
Timothy A. Lex          Executive Vice President and Chief Operating Officer of Riggs Bank N.A.       41
Raymond M. Lund         Executive Vice President of Riggs Bank N.A.International Banking Group        37
W. E. Tige Savage       Executive Vice President of Riggs Bank N.A.                                   30
David W. Scott          Executive Vice President and Chief Credit Officer of Riggs Bank N.A.          37
Alfred J. Serafino      Executive Vice President of Riggs Bank N.A. Relationship Banking              50

* EXECUTIVE OFFICERS OF RIGGS NATIONAL CORPORATION, INCLUDING CERTAIN EXECUTIVE OFFICERS OF RIGGS BANK N.A., AS OF MARCH 1, 1999.

EXPERIENCE OF MANAGEMENT

Joe L. Allbritton has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs Bank N.A. since 1983 and has served as Chief Executive Officer of Riggs Bank N.A. since 1997. He also served as Chief Executive Officer of Riggs Bank N.A.from 1982 to June 1993. Mr. Allbritton is the beneficial owner of approximately 40% of the Common Stock of the Corporation as of February 26, 1999. He also serves as Chairman of the Board of, and is the owner of, Perpetual Corporation, Allbritton Communications Company, and Westfield News Advertiser, Inc.

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

Joseph W. Barr has served as  Executive  Vice  President  in charge of Community
Banking since July 1993. He served as Executive Vice President in charge of Retail Banking at First American Metro Corp. from 1992 to June 1993 and as
Executive Vice President in charge of Community Banking at Perpetual Savings Bank, F.S.B.from 1989 to 1992.

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

W. E. Tige Savage has served as Executive Vice President of Riggs Bank N.A. since 1998, supporting the activities of Riggs Capital Partners, the Corporation's venture capital operation, and the Office of the Chairman. He has also served at Riggs Bank N.A. as Vice President and Executive Assistant to the Chairman and as a commercial lender. In addition, Mr. Savage has served as an associate at Dillon Read & Co. Inc, a New York investment bank.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since the filing of the Corporation's definitive Proxy Statement to Stockholders, which is incorporated by reference, it has come to the attention of the Corporation that Eddie N. Williams, a director of the Corporation, filed a Form-4 report late with respect to three transactions effected through the Corporation's Buy Direct program administered in connection with the dividend reinvestment plan by the Corporation's transfer agent.

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





PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

14(A) FINANCIAL STATEMENTS                                               PAGE(S)

The following are submitted under Item 8:
      Consolidated Statements of Income--
       Years Ended December 31, 1998, 1997 and 1996.                        28
      Consolidated Statements of Condition--
       At December 31, 1998 and 1997.                                       29
      Consolidated Statements of Changes in Stockholders' Equity--
       Years Ended December 31, 1998, 1997 and 1996.                        30
      Consolidated Statements of Cash Flows--
       Years Ended December 31, 1998, 1997 and 1996.                        31
      Notes to Consolidated Financial Statements as of
       December 31, 1998, 1997 and 1996.                                 32-65
      Management's Report on Financial Statements                           66
      Report of Independent Public Accountants                              67

14(B) REPORTS ON FORM 8-K

None.

14(C) EXHIBITS

The exhibits listed on the Index to Exhibits on Pages 75 through 76 hereof are incorporated by reference or filed herewith in response to this item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGGS NATIONAL CORPORATION                JOE L. ALLBRITTON*
                                          -----------------
                                          Joe L. Allbritton
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





TIMOTHY C. COUGHLIN*                        President
-------------------
Timothy C. Coughlin


/s/ JOHN L. DAVIS                           Chief Financial Officer
----------------                            (Principal Financial Officer)
John L. Davis

/s/ ELEANOR L. RUTLAND                      Comptroller
----------------------                      (Principal Accounting Officer)
Eleanor L. Rutland

ROBERT L. ALLBRITTON*                       Director
---------------------
(Robert L. Allbritton)

JOHN M. FAHEY, JR.*                         Director
-------------------
(John M. Fahey, Jr.)

LAWRENCE I. HEBERT*                         Director
-------------------
(Lawrence I. Hebert)

STEVEN B.PFEIFFER*                          Director
-------------------
(Steven B. Pfeiffer)

JOHN E.V. ROSE*                             Director
--------------
(John E.V. Rose)

ROBERT L. SLOAN*                            Vice Chairman
----------------                             of the Board
(Robert L. Sloan)

JACK VALENTI*                               Director
-------------
(Jack Valenti)

EDDIE N. WILLIAMS*                          Director
------------------
(Eddie N. Williams)





*By: /s/ JOSEPH M. CAHILL
     --------------------
     Joseph M. Cahill, Attorney-in-fact
     March 26, 1999

INDEX TO EXHIBITS


 EXHIBIT
   NO.                                     DESCRIPTION                                             PAGES
====================================================================================================================

(3.1)  Certificate of Incorporation  as Amended  (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1989, SECFile No.
       0-9756.)and Certificate of Amendment of Certificate of Incorporation of Riggs
       National Corporation.                                                                         Exhibit 3.1

(3.2)  By-laws of the Registrant with amendments through April 10, 1996.                             Exhibit 3.2

(4.1)  Indenture  dated  June 1,  1989  with  respect  to $100  million  9.65%
       Subordinated  Debentures due 2009 (Incorporated by reference to the Registrant's
       Form 8-K dated June 20, 1989, SECFile No. 0-9756.)

(4.2)  Indenture  dated  January 1, 1994 with  respect to $125  million,  8.5%
       Subordinated Debentures due 2006. (Incorporated by reference to the Registrant's
       Form 10-Q for the quarter ended March 31, 1994, SECFile No. 0-9756.)

4.3)   Indenture  dated December 13, 1996 with respect to $150 million,  8.625%
       Trust Preferred Securities,  Series A due 2026 (Incorporated by reference to the
       Registrant's S-3 dated February 6, 1997, SECFile No. 333-21297.)

(4.4)  Indenture  dated March 12, 1997,  with respect to $200 million,  8.875%
       Trust Preferred Securities,  Series C due 2027 (Incorporated by reference to the
       Registrant's S-3 dated May 2, 1997, SECFile No. 333-26447.)

(10.1) Split Dollar Life Insurance Plan Agreements.                                                  Exhibit 10.1

(10.2) The 1993 Stock  Option Plan,  the 1994 Stock  Option Plan,  and the 1996
       Stock  Option  Plan,  as  amended  April  15,  1998,  and the 1997  Non-Employee
       Directors  Stock Option Plan  (Incorporated  by  reference  to the  Registrant's
       Annual Meeting Proxy Statement filed March 18, 1998.)

(10.3) Deferred Compensation Plan for Directors.                                                     Exhibit 10.3

(10.4) Description of 1998 General Incentive Plan.                                                   Exhibit 10.4

(10.5) Description of 1999 General Incentive Plan.                                                   Exhibit 10.5


 EXHIBIT
   NO.                                     DESCRIPTION                                             PAGES
====================================================================================================================

(10.6) Supplemental Executive Retirement Plan, as amended and restated July 12, 1995.                Exhibit 10.6

(10.7) Trust Agreement, dated July 12, 1995, for the Supplemental Executive Retirement Plan
       and the Split Dollar Life Insurance and Supplemental Death Benefit Plans.                     Exhibit 10.7

(11)   Computation of Per Share Earnings                                                             Exhibit 11

(21)   Subsidiaries  of  the  Registrant:The Corporation's  only  significant subsidiaries, as defined in Regulation S-X, are Riggs Bank N.A., organized under the national  banking laws of the United  States and Riggs Capital and Riggs Capital II,
       organized under the state laws of Delaware.

(23)   Consent of Independent Public Accountants                                                     Exhibit 23

(24)   Power of Attorney                                                                             Exhibit 24

(27)   Financial Data Schedule                                                                       Exhibit 27

Exhibits omitted are not required or not applicable.

PORTIONS  OF  RIGGS  NATIONAL   CORPORATION'S   DEFINITIVE  PROXY  STATEMENT  TO
STOCKHOLDERS,   EXCEPT  FOR  ITEMS  402  (K)  AND  (L)  OF  REGULATION  S-K  ARE
INCORPORATED BY REFERENCE IN PARTS I AND III OF THIS ANNUAL REPORT.