Form 10-Q
period 1999-03-31
RIGGS NATIONAL CORP
filed 1999-05-10
CIK 350847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (MARK ONE)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                          COMMISSION FILE NUMBER 0-9756

                           RIGGS NATIONAL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              52-1217953
                ------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)    Identification No.)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $2.50 PAR VALUE                          28,256,747 SHARES
  -----------------------------                          -----------------
        (Title of Class)                           (Outstanding at May 4, 1999)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                          PAGE NO.


Item 1.   Financial Statements-Unaudited

            Consolidated Statements of Income
            Three months ended March 31, 1999 and 1998                     3

            Consolidated Statements of Condition
            March 31, 1999 and 1998, and December 31, 1998                 4

            Consolidated Statements of Changes in Stockholders' Equity
            Three months ended March 31, 1999 and 1998                     5

            Consolidated Statements of Cash Flows
            Three months ended March 31, 1999 and 1998                     6

            Notes to the Consolidated Financial Statements              7-10


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11-17


Item 3.   Quantitative and Qualitative Disclosures About Market Risk   18-20


PART II.OTHER INFORMATION


Item 1.   Legal Proceedings                                             None

Item 2.   Change in Securities                                          None

Item 3.   Defaults Upon Senior Securities                               None

Item 4.   Submission of Matters to a Vote of Security Holders           None

Item 5.   Other Information                                             None

Item 6.   Exhibits and Reports on Form 8-K                                21


Signatures                                                                21

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                                               THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                                      MARCH 31,
                                                                                                     -----------------------------

                                                                                                           1999           1998
==================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                                              $57,874        $55,260
  Interest and Dividends on Securities Available for Sale                                                  14,313         20,885
  Interest on Time Deposits with Other Banks                                                                7,234          5,968
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                                          2,106          4,819
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                                    81,527         86,932

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                                687          1,374
      Money Market Deposit Accounts                                                                         8,356         11,911
      Time Deposits in Domestic Offices                                                                    10,013          8,998
      Time Deposits in Foreign Offices                                                                      8,299          7,503
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                                               27,355         29,786
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                                                 3,978          5,093
      Long-Term Debt                                                                                        4,368          4,368
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                                8,346          9,461
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                                                   35,701         39,247
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                                                      45,826         47,685
  Less:  Provision for Loan Losses                                                                              -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                                      45,826         47,685

NONINTEREST INCOME
  Trust and Investment Advisory Income                                                                     12,605         11,120
  Service Charges and Fees                                                                                  9,451          9,094
  Other Noninterest Income                                                                                  2,188          2,599
  Securities Gains, Net                                                                                        86          5,324
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                                                 24,330         28,137

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                                           22,258         20,639
  Occupancy, Net                                                                                            4,666          4,517
  Data Processing Services                                                                                  4,561          5,266
  Furniture and Equipment                                                                                   2,565          2,562
  Other Real Estate Owned Expense (Income), Net                                                                16            (51)
  Other Noninterest Expense                                                                                16,089         14,475
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                                                50,155         47,408
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                                                20,001         28,414
  Applicable Income Tax Expense                                                                             7,298          7,792
  Minority Interest in Income of Subsidiaries, Net of Taxes                                                 4,987          4,987
==================================================================================================================================
  Net Income                                                                                                7,716         15,635

  Dividends on Preferred Stock                                                                                  -         (2,688)
==================================================================================================================================
  Net Income Available for Common Stock                                                                   $ 7,716        $12,947

EARNINGS PER COMMON SHARE-                Basic                                                           $   .27        $   .42
                                          Diluted                                                             .26            .41

DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                                              $   .05        $   .05

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
                                                                                    MARCH 31,        MARCH 31,        DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                  1999             1998               1998
==================================================================================================================================
ASSETS
  Cash and Due from Banks                                                          $  131,305       $  146,698        $  155,003
  Federal Funds Sold and Reverse Repurchase Agreements                                136,000          360,000            75,000
----------------------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                     267,305          506,698           230,003

  Time Deposits with Other Banks                                                      625,464          545,448           696,181
  Securities Available for Sale (at Market Value)                                   1,290,431        1,420,342           970,728

  Loans                                                                             3,186,352        2,869,245         3,258,135
  Reserve for Loan Losses                                                             (53,004)         (52,180)          (54,455)
----------------------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                   3,133,348        2,817,065         3,203,680

  Premises and Equipment, Net                                                         202,013          166,364           203,071
  Other Real Estate Owned, Net                                                          1,679            4,062             1,680
  Other Assets                                                                        198,201          176,650           196,988
==================================================================================================================================
  Total                                                                            $5,718,441       $5,636,629        $5,502,331

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                              $  685,052       $  861,648        $  732,099
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                        390,046          371,084           434,649
      Money Market Deposit Accounts                                                 1,508,927        1,382,863         1,414,278
      Time Deposits in Domestic Offices                                               965,778          850,858           917,442
      Time Deposits in Foreign Offices                                                625,938          522,697           646,380
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                   3,490,689        3,127,502         3,412,749
----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                    4,175,741        3,989,150         4,144,848

  Repurchase Agreements and Other Short-Term Borrowings                               395,617          453,990           374,380
  Other Liabilities                                                                   257,732          177,450            48,850
  Long-Term Debt                                                                      191,525          191,525           191,525
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                 5,020,615        4,812,115         4,759,603

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                         350,000          350,000           350,000
----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - None at March 31, 1999 and December 31,
          1998, and 25,000,000 at March 31, 1998:
          Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - None at March 31,
          1999 and December 31, 1998, and 4,000,000 at March 31, 1998                      --            4,000                --
   Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at March 31, 1999 and 1998, and
          December 31, 1998
      Shares Issued - 31,556,545 at March 31, 1999, 31,481,086 at
          March 31, 1998 and 31,555,345 at December 31, 1998                           78,891           78,703            78,888
  Surplus - Preferred Stock                                                                --           91,192                --
  Surplus - Common Stock                                                              160,773          159,315           160,760
  Undivided Profits                                                                   191,047          164,151           184,794
  Accumulated Other Comprehensive Income                                              (11,528)             876            (2,548)
  Treasury Stock - 3,300,798 shares at March 31, 1999, 900,798 shares at
          March 31, 1998, and 1,175,798 shares at December 31, 1998                   (71,357)         (23,723)          (29,166)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                          347,826          474,514           392,728
==================================================================================================================================
  Total Liabilities and Stockholders' Equity                                       $5,718,441       $5,636,629        $5,502,331

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED     COMMON                               ACCUMULATED
                                         STOCK       STOCK                                   OTHER                         TOTAL
                                         $1.00       $2.50                UNDIVIDED      COMPREHENSIVE     TREASURY    STOCKHOLDERS'
                                          PAR         PAR      SURPLUS     PROFITS       INCOME (LOSS)      STOCK          EQUITY
===================================================================================================================================

Balance, December 31, 1997                $  4,000   $ 78,654   $250,352    $152,732         $  1,167     $(23,723)        $463,182

Comprehensive Income:
   Net Income                                                                 15,635                                       $ 15,635
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for
      Sale, Net of Reclassification
      Adjustments                                                                                (634)                         (634)
    Foreign Exchange
      Translation Adjustments                                                                     343                           343
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                             (291)
                                                                                                                    ===============
Total Comprehensive Income                                                                                                 $ 15,344

Issuance of Common Stock for
  Stock Option Plans, 19,300 Shares                        49        155                                                        204

Cash Dividends -
  Series B Preferred Stock,
   $.671875 per Share                                                         (2,688)                                        (2,688)
  Common Stock, $.05 per Share                                                (1,528)                                        (1,528)
===================================================================================================================================

Balance, March 31, 1998                   $  4,000   $ 78,703   $250,507    $164,151         $    876     $(23,723)        $474,514



Balance, December 31, 1998                $     --   $ 78,888   $160,760    $184,794         $ (2,548)    $(29,166)        $392,728

Comprehensive Income:
   Net Income                                                                  7,716                                       $  7,716
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for
      Sale, Net of Reclassification
      Adjustments                                                                              (7,881)                       (7,881)
    Foreign Exchange
      Translation Adjustments                                                                  (1,099)                       (1,099)
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                           (8,980)
                                                                                                                    ===============
Total Comprehensive Income                                                                                                 $ (1,264)

Issuance of Common Stock for
  Stock Option Plans, 1,200 Shares                          3         13                                                         16

Cash Dividends -
  Common Stock, $.05 per Share                                                (1,463)                                        (1,463)

Common Stock Repurchase-
  2,125,000 shares                                                                                         (42,191)         (42,191)
===================================================================================================================================

Balance, March 31, 1999                   $     --   $ 78,891   $160,773    $191,047         $(11,528)    $(71,357)        $347,826


(1)-See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)                                                                                        THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 -----------------------------
                                                                                                       1999           1998
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                          $    7,716    $   15,635
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Other Real Estate Owned Writedowns                                                       --           300
     Depreciation Expense and Amortization of Leasehold Improvements                                     2,909         2,841
     Gains on Sale of Securities Available for Sale                                                        (86)       (5,324)
     Gains on Sale of Other Real Estate Owned                                                               --          (276)
     Decrease in Other Assets                                                                            3,031        18,389
     Increase (Decrease) in Other Liabilities                                                          208,882       (13,843)
------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                    214,736         2,087
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                            222,452        17,722
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) In Time Deposits with Other Banks                                             70,717      (303,635)
  Principal Collections and Maturities of Securities Available for Sale                              1,012,799     1,256,512
  Proceeds from Sales of Securities Available for Sale                                                  54,056       652,586
  Purchases of Securities Available for Sale                                                        (1,398,597)   (1,652,712)
  Net Decrease in Loans                                                                                 70,586        14,701
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                          --           991
  Net Increase in Premises and Equipment                                                                (1,851)       (3,828)
  Other, Net                                                                                              (253)          225
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                                 (192,543)      (35,160)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                               2,999      (296,449)
    Time Deposits                                                                                       27,894       (12,319)
    Repurchase Agreements and Other Short-Term Borrowings                                               21,237       101,482
  Proceeds from the Issuance of Common Stock                                                                16           204
  Dividend Payments - Preferred                                                                             --        (2,688)
                    - Common                                                                            (1,463)       (1,528)
  Repurchase of Common Shares                                                                          (42,191)           --
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing Activities                                                      8,492      (211,298)
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                         (1,099)          343
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                    37,302      (228,393)
Cash and Cash Equivalents at Beginning of Period                                                       230,003       735,091
==============================================================================================================================
Cash and Cash Equivalents at End of Period                                                         $   267,305   $   506,698


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                     $        --   $        --

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                        $    37,670   $    40,082
  Income Tax Payments                                                                                       --             5

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior-period amounts to conform with the current year's presentation. The results of operations for the first three months of 1999 are not necessarily indicative of the results to be expected for the full 1999 year.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per share computations are as follows:


                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                MARCH 31, 1999                     MARCH 31, 1998
                                                      ---------------------------------- -----------------------------------
                                                           BASIC            DILUTED           BASIC            DILUTED
                                                            EPS               EPS              EPS               EPS
                                                      ----------------- ---------------- ----------------- -----------------
Net Income                                                     $7,716           $7,716           $15,635           $15,635
Dividends on Preferred Stock                                       --               --            (2,688)           (2,688)
                                                      ----------------- ---------------- ----------------- -----------------
Income Available to Common Shareholders                        $7,716           $7,716           $12,947           $12,947

Weighted-Average Shares Outstanding                        28,994,671       28,994,671        30,571,990        30,571,990
Weighted-Average Dilutive Effect
   of Stock Option Plans                                          n/a          633,945               n/a         1,064,840
                                                      ----------------- ---------------- ----------------- -----------------
Adjusted Weighted-Average Shares Outstanding               28,994,671       29,628,616        30,571,990        31,636,830

Basic EPS                                                      $  .27                            $   .42
Diluted EPS                                                                     $  .26                             $   .41


NOTE 3. RESERVE FOR LOAN LOSS

Changes in the reserve for loan losses are summarized as follows:

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                           -------------------------------------
                                                                                                     1999              1998
================================================================================================================================
Balance, beginning of period                                                                        $ 54,455          $ 52,381
Provision for loan losses                                                                                 --                --
Loan charge-off activity:
   Loans charged-off                                                                                   1,629               824
   Recoveries on charged-off loans                                                                       432               397
--------------------------------------------------------------------------------------------------------------------------------
   Net loan charge-offs (recoveries)                                                                   1,197               427
Foreign exchange translation adjustments                                                                (254)              226

================================================================================================================================
Balance, end of period                                                                              $ 53,004          $ 52,180

NOTE 4. OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                      Before-         Tax
                                                                                       Tax         (Expense)     Net-of-Tax
                                                                                      Amount        Benefit        Amount
================================================================================== ============= ============= ==============
THREE MONTHS ENDED MARCH 31, 1999:
Foreign Currency Translation Adjustments (1)                                          $   (186)      $  (913)      $ (1,099)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                              (12,038)        4,213         (7,825)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income              (86)           30            (56)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                        (12,124)        4,243         (7,881)
================================================================================== ============= ============= ==============

Other Comprehensive Income (Loss)                                                     $(12,310)      $ 3,330       $ (8,980)

THREE MONTHS ENDED MARCH 31, 1998:
Foreign Currency Translation Adjustments (1)                                          $   (274)      $   617       $    343
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                4,349        (1,522)         2,827
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income           (5,324)        1,863         (3,461)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                           (975)          341           (634)
================================================================================== ============= ============= ==============

Other Comprehensive Income (Loss)                                                     $ (1,249)      $   958       $   (291)

(1) Tax (expense) benefit on foreign currency translation adjustments is calculated on the hedge contracts only. Before-tax amounts include activity on hedge contracts and the foreign currency translation adjustment.



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                              Foreign                        Accumulated
                                                                             Currency       Unrealized          Other
                                                                            Translation     Gain(Loss)      Comprehensive
                                                                            Adjustments    on Securities    Income (Loss)
========================================================================= ================ ============== ==================
THREE MONTHS ENDED MARCH  31, 1999:
Balance, December 31, 1998                                                       $(1,349)       $(1,199)          $ (2,548)
Current-Period Change                                                             (1,099)        (7,881)            (8,980)
========================================================================= ================ ============== ==================
Balance, March 31, 1999                                                          $(2,448)       $(9,080)          $(11,528)

THREE MONTHS ENDED MARCH 31, 1998:
Balance, December 31, 1997                                                       $  (872)       $ 2,039           $  1,167
Current-Period Change                                                                343           (634)              (291)
========================================================================= ================ ============== ==================
Balance, March 31, 1998                                                          $  (529)       $ 1,405           $    876

NOTE 5. SEGMENT PROFITABILITY

===================================================================================================================================
                                                 INTERN-
                                                 ATIONAL      RIGGS &                                   RECON-      RIGGS NATIONAL
MARCH 31, 1999                     BANKING       BANKING      COMPANY      TREASURY       OTHER       CILIATION       CORPORATION
------------------------------- -------------- ----------- ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   46,458    $ 13,734      $  2,773   $   22,905    $   13,331
Interest Expense                      15,098      16,049         3,915        5,577        11,907
Funds Transfer Income                    878       9,565         4,235      (15,611)          933
(Expense)
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           32,238       7,250         3,093        1,717         2,357
Tax-Equivalent
Tax Equivalent Adjustment               (485)          --           --         (346)            2
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   31,753    $  7,250      $  3,093   $    1,371    $    2,359    $        --       $   45,826
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $    9,582    $    714      $ 13,228   $      397    $      409
Customers
Intersegment Noninterest                  --         979           173           --           879
Income
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $    9,582    $  1,693      $ 13,401   $      397    $    1,288    $    (2,031)      $   24,330
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    1,866    $    162      $    224   $        3    $    1,802
Direct Expense                        14,045       4,878         8,987          380        19,839
Overhead and Support                  15,331       2,739         2,960          484       (21,514)
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   31,242    $  7,779      $ 12,171   $      867    $      127    $    (2,031)      $   50,155
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $   10,093    $  1,164      $  4,323   $      901    $    3,520    $        --       $   20,001
and Minority Interest
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,723,373    $821,400      $206,263   $1,716,607    $1,132,678    $(1,102,471)      $5,497,850
===================================================================================================================================


The Corporation's reportable segments are strategic business units that provide diverse products and services within the financial services industry. The Corporation has five reportable segments: Banking, International Banking, Riggs & Company, Treasury and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes the Corporation's Washington, D.C. based embassy-banking business and the London-based banking subsidiary, Riggs Bank Europe Limited. The Riggs and Company segment is a division of the Corporation providing trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout the Corporation. "Other" consists of the Corporation's unallocated parent company income and expense, net interest income from unallocated equity and foreclosed real estate activities.

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


===================================================================================================================================
                                                  INTER-                                                                 RIGGS
                                                 NATIONAL      RIGGS &                                   RECON-         NATIONAL
MARCH 31, 1998                     BANKING       BANKING       COMPANY      TREASURY       OTHER       CILIATION      CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ---------------
NET INTEREST INCOME
Interest Income                   $   45,039      $ 11,391     $  3,116   $   31,251    $   15,926
Interest Expense                      18,272        15,662        3,031        8,965        12,284
Funds Transfer Income                  5,975        11,529        2,753      (22,051)        1,794
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------
Net Interest Income (Loss),           32,742         7,258        2,838          235         5,436
Tax-Equivalent
Tax Equivalent Adjustment               (269)           --           --         (555)           --
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------
Net Interest Income (Loss)        $   32,473      $  7,258     $  2,838   $     (320)   $    5,436    $        --       $   47,685
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------

NONINTEREST INCOME
Noninterest Income-External       $    9,647      $  1,081     $ 11,655   $    6,012    $     (258)
Customers
Intersegment Noninterest                  --           982          106           --           423
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------
Total Noninterest Income          $    9,647      $  2,063     $ 11,761   $    6,012    $      165    $    (1,511)      $   28,137
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    1,770      $    148     $    400   $        3    $    1,706
Direct Expense                        13,518         4,786        7,028          375        19,184
Overhead and Support                  16,092         2,415        2,526          376       (21,408)
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------
Total Noninterest Expense         $   31,380      $  7,349     $  9,954   $      754    $     (518)   $    (1,511)      $   47,408
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------

Income (Loss) Before Taxes        $   10,740      $  1,972     $  4,645   $    4,938    $    6,119    $        --       $   28,414
and Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ---------------
Total Average Assets              $2,485,622      $614,894     $206,209   $2,172,662    $1,174,947    $(1,153,996)      $5,500,338
===================================================================================================================================


NOTE 6. NEW FINANCIAL ACCOUNTING STANDARDS

In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" was issued. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits and required additional information on changes in the benefit obligations and fair values of plan assets in the Corporation's 1998 year-end financial statements. SFAS No. 132 also eliminates certain disclosures which were required by SFAS Nos. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 132 was effective for the Corporation on January 1, 1998. The Corporation did not experience any material impact from the implementation of SFAS No. 132.

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

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $7.7 million compared to net income of $15.6 million in the first quarter of 1998, a decrease of $7.9 million primarily due to nonrecurring securities gains and a lower income tax rate in the first quarter of 1998 combined with the impact of the Corporation's Preferred Stock redemption in the fourth quarter of 1998. Earnings per share decreased to $.26 from $.41 in the first quarter of 1998.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $46.7 million in the first quarter of 1999, decreasing $1.8 million from the first quarter of 1998. The decrease from the prior year's quarter was primarily due to funds expended in redeeming Preferred Stock in the fourth quarter of 1998 and Common Stock in both the fourth quarter of 1998 and the first quarter of 1999.


NET INTEREST INCOME CHANGES (1)

                                                                                          Three Months Ended
                                                                                        MARCH 31, 1999 VS 1998
                                                                                   ----------------------------------
                                                                                     DUE TO      DUE TO     TOTAL
(IN THOUSANDS)                                                                        RATE       VOLUME     CHANGE
=====================================================================================================================
Interest Income:
   Loans, Including Fees                                                              $(3,752)   $ 6,582    $ 2,830
   Securities Available for Sale                                                       (1,249)    (5,534)    (6,783)
   Time Deposits with Other Banks                                                        (613)     1,879      1,266
   Federal Funds Sold and Reverse
    Repurchase Agreements                                                                (576)    (2,137)    (2,713)
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                                                                  (6,190)       790     (5,400)

Interest Expense:
   Interest-Bearing Deposits                                                           (6,109)     3,678     (2,431)
   Repurchase Agreements and Other
      Short-Term Borrowings                                                            (1,093)       (22)    (1,115)
   Long-Term Debt                                                                          --         --         --
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                                                 (7,202)     3,656     (3,546)
=====================================================================================================================

Net Interest Income                                                                   $ 1,012    $(2,866)   $(1,854)

(1)-The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 MARCH 31, 1999                      MARCH 31, 1998
                                                         -------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                AVERAGE     INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE        BALANCE     EXPENSE     RATE
==============================================================================================================================

ASSETS
  Loans, Including Fees (2)                               $3,198,165     $58,352   7.40 %    $2,836,563     $55,522      7.94 %
  Securities Available for Sale (3)                        1,016,963      14,664   5.85       1,396,095      21,447      6.23
  Time Deposits with Other Banks                             615,598       7,234   4.77         459,421       5,968      5.27
  Federal Funds Sold and Reverse Repurchase Agreements       176,341       2,106   4.84         349,729       4,819      5.59
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           5,007,067      82,356   6.67       5,041,808      87,756      7.06

  Reserve for Loan Losses                                    (54,213)                           (52,446)
  Cash and Due from Banks                                    144,799                            155,630
  Other Assets                                               400,197                            355,346

==============================================================================================================================
  Total Assets                                            $5,497,850                         $5,500,338

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                               $3,517,378     $27,355   3.15 %    $3,175,472     $29,786      3.80 %
  Repurchase Agreements and Other Short-Term Borrowings      400,953       3,978   4.02         402,697       5,093      5.13
  Long-Term Debt                                             191,525       4,368   9.25         191,525       4,368      9.25
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     4,109,856      35,701   3.52       3,769,694      39,247      4.22

  Demand Deposits                                            621,604                            850,627
  Other Liabilities                                           53,122                             63,351
  Minority Interest in Preferred Stock of Subsidiaries       350,000                            350,000
  Stockholders' Equity                                       363,268                            466,666

==============================================================================================================================
  Total Liabilities, Minority Interest and
     Stockholders' Equity                                 $5,497,850                         $5,500,338

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                         $46,655   3.15 %                   $48,509      2.84 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.78 %                                3.90 %

(1)-Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)-Nonperforming loans are included in average balances used to determine rates.
(3)-The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST INCOME

Noninterest income for 1999, excluding securities gains, totaled $24.2 million, an increase of $1.4 million from the first quarter of 1998. The increase in noninterest income was due to a 13% increase in trust and investment advisory income of Riggs & Company, Riggs' private client services division.


NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1999 was $50.2 million, up 6% from the $47.4 million reported in the first quarter of 1998. The increase was due substantially to added personnel costs during the year, primarily attributable to increased incentive-based compensation and staff costs associated with new business initiatives. In addition, Riggs made a contribution of $500 thousand to a local charitable foundation in the first quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.29 billion at March 31, 1999, compared to $970.7 million at year-end 1998, and $1.42 billion at March 31, 1998. The activity for the first three months included purchases of securities available for sale totaling $1.40 billion, which were partially offset by maturities and sales/calls of securities available for sale totaling $1.01 billion and $54.0 million, respectively. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 3.6 years and 5.63%, respectively, at March 31, 1999.


                                        MARCH 31, 1999                   MARCH 31, 1998                DECEMBER 31, 1998
                                -------------------------------  ------------------------------  -------------------------------
                                    AMORTIZED        MARKET/         AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE               COST        BOOK VALUE           COST        BOOK VALUE          COST        BOOK VALUE
================================================================================================================================
(IN THOUSANDS)
U.S. Treasury Securities            $  188,397      $  179,274       $  404,512     $  404,382       $  113,677      $  111,750
Government Agencies Securities         541,288         541,258          769,245        769,194          391,165         391,344
Mortgage-Backed Securities             532,183         526,516          204,906        204,723          424,152         423,503
Other Securities                        42,532          43,383           39,689         42,043           43,577          44,131
================================================================================================================================

Total                               $1,304,400      $1,290,431       $1,418,352     $1,420,342       $  972,571      $  970,728


LOANS

At March 31, 1999, total loans outstanding amounted to $3.19 billion, decreasing $71.8 million from the December 31, 1998 total of $3.26 billion. The decrease in loans from December 31, 1998, was primarily attributed to decreases in residential mortgage loans of $44.4 million, real estate-commercial/construction loans of $30.0 million, and foreign loans of $16.7 million, partially offset by an increase of $22.3 million in commercial and financial loans.

                                                           MARCH 31,            MARCH 31,          DECEMBER 31,
(IN THOUSANDS)                                               1999                 1998                 1998
================================================================================================================
Commercial and Financial                                  $  691,090           $  583,733           $  668,778
Real Estate - Commercial/Construction                        379,580              395,464              409,586
Residential Mortgage                                       1,231,855            1,133,915            1,276,257
Home Equity                                                  309,879              314,451              314,347
Consumer                                                      71,701               66,602               69,419
Foreign                                                      505,335              374,246              522,032
----------------------------------------------------------------------------------------------------------------

Total Loans                                                3,189,440            2,868,411            3,260,419

Net Deferred Loan Fees,
 Premiums and Discounts                                       (3,088)                 834               (2,284)
================================================================================================================

Loans                                                     $3,186,352           $2,869,245           $3,258,135

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $30.1 million at March 31, 1999, a $1.3 million (4%) decrease from the year-end 1998 total of $31.4 million and a $13.6 million (82%) increase from the March 31, 1998 total. The increase in nonaccrual loans from March 1998 was mainly due to a $25.0 million commercial loan placed on nonaccrual during the fourth quarter of 1998 partially offset by repayment of another large nonperforming loan.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and are accruing interest. Past-due loans decreased $16.3 million during the first three months of 1999 to $9.0 million, mostly due to repayment of a foreign government overdraft of $15.8 million.

At March 31, 1999, the Corporation had identified $1.0 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. This balance consisted entirely of residential real estate and consumer loans. There were no potential problem loans at December 31, 1998.


NONPERFORMING ASSETS AND PAST-DUE LOANS
                                                                        MARCH 31,         MARCH 31,       DECEMBER 31,
(IN THOUSANDS)                                                             1999             1998              1998
=======================================================================================================================

NONPERFORMING ASSETS:
Nonaccrual Loans (1)                                                        $26,681          $12,314           $26,831
Renegotiated Loans (2)                                                        1,772               85             2,920
Other Real Estate Owned, Net                                                  1,679            4,062             1,680
=======================================================================================================================
Total Nonperforming Assets                                                  $30,132          $16,461           $31,431

PAST-DUE LOANS (3)                                                          $ 8,950          $11,412           $25,269

(1)-Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2)-Loans for which terms have been renegotiated to provide a reduction of interest or principal as a result of a deterioration in the financial position of the borrower. Renegotiated loans do not include $6.4 million in loans renegotiated at market terms that have performed in accordance with their respective renegotiated terms.

(3)-Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $4.18 billion at March 31, 1999, increasing $30.9 million from the December 31, 1998 deposit total. The increase from the year-end balance was due primarily to increases in money market deposit accounts and time deposits in domestic offices of $94.6 million and $48.3 million, respectively, partially offset by decreases in demand deposits of $47.0 million and in savings and NOW accounts of $44.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $21.2 million, or 6%, from the year-end 1998 balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives. The increase in short-term borrowings from year-end was primarily due to increases in repurchase agreements, which are a funding vehicle for the Corporation. Short-term borrowings are used to help the Corporation generate cash and maintain adequate levels of liquidity.

                                                                  MARCH 31,           MARCH 31,          DECEMBER 31,
(IN THOUSANDS)                                                      1999                1998                 1998
====================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings              $395,617            $453,990             $374,380

Subordinated Debentures due 2009                                     66,525              66,525               66,525
Subordinated Notes due 2006                                         125,000             125,000              125,000
----------------------------------------------------------- ---------------- -- ---------------- --- ---------------
Total Long-Term Debt                                                191,525             191,525              191,525
====================================================================================================================

Total Short-Term Borrowings and Long-Term Debt                     $587,142            $645,515             $565,905


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At March 31, 1999, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.18 billion (38% of total assets). This compares with $1.90 billion (34%) at December 31, 1998, and $2.47 billion (44%) at March 31, 1998. At March 31, 1999, $807.5 million of the Corporation's assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $727.4 million at December 31, 1998, and $815.8 million at March 31, 1998.

The Corporation's liquidity position is maintained by a stable source of funds from the Corporation's core deposit relationships. The Corporation has other sources of funds, such as short-term credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, the Corporation had a line of credit available through its membership in the Federal Home Loan Bank of Atlanta (FHLB Atlanta). At March 31, 1999 and December 31, 1998, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.50 billion, and $932 million at March 31, 1998. Of this availability, $14.5 million, $19.3 million, and $19.1 million were outstanding at March 31, 1999, December 31, 1998, and March 31, 1998.


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at March 31, 1999 was $347.8 million, a decrease of $44.9 million from the year-end 1998 total and down $126.7 million from March 31, 1998. The decreases from both prior periods were primarily the result of the redemption of Riggs' $100 million 10.75% Noncumulative Perpetual Preferred Stock on October 1, 1998, and repurchases of Common Stock in the fourth quarter of 1998 and first quarter of 1999. These Common Stock repurchases aggregated 2,400,000 shares for a cost of $47.6 million at March 31, 1999. Book value per common share was $12.31 as of March 31, 1999 compared to $12.93 at year-end 1998 and $12.40 at March 31, 1998. On the following page are the capital ratios of the Corporation and its banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at March 31, 1999 and 1998, and December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED



                                                      MARCH 31,       MARCH 31,      DECEMBER 31,      REQUIRED
                                                         1999            1998            1998          MINIMUMS
================================================================================================================

RIGGS NATIONAL CORPORATION:
     Tier I                                             13.30%          18.91%          14.63%          4.00%
     Combined Tier I and Tier II                        26.59           31.84           27.51           8.00
     Leverage                                            8.51           11.33            9.33           4.00

RIGGS BANK N.A.:
     Tier I                                             12.64           13.02           12.17           4.00
     Combined Tier I and Tier II                        13.89           14.28           13.43           8.00
     Leverage                                            8.51            8.08            8.26           4.00



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

In addition to systems-related risks, the Corporation undertook a review of risks created by potential business interruptions suffered by the Corporation's major business counterparties, both domestic and foreign. The Corporation divided its business counterparties into three broad categories: Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources) and Capital Markets partners (trading counterparties and fiduciary relationships). For those business partners that would have a significant impact on the Corporation's liquidity, income, or capital markets activities, should they encounter significant business interruption due to the Year 2000, management has worked through the functional areas involved to assess readiness and contingency plans for recovering from an abrupt interruption.

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

STATE OF READINESS
While there is general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party vendors and customers, the Corporation's progress toward completing the enterprise-wide risk assessment and remediating Year 2000 problems is on target. The Corporation completed remediation and verification of all mission critical internal systems by December 31, 1998. Mission-critical third party service providers completed their remediations by December 31, 1998, and Riggs substantially completed its verification of these systems at March 31, 1999. This is in accordance with guidelines established by Bank regulatory authorities. Verification of non-mission critical system changes, including non-information technology issues, will be performed throughout 1999. The Corporation presently believes that the Year 2000 issue will not cause significant operational problems.

COSTS
The total cost to become Year 2000 compliant is not expected to be material to the Corporation's financial position. The Corporation estimates the total cost of the Year 2000 project will be approximately $7.7 million, with funds provided from operating cash flows. As of March 31, 1999 the total amount expended was $4.4 million, with $759 thousand of this expense incurred in the first three months of 1999. The future cost of completing the Year 2000 project is estimated to be $3.3 million. The most significant components of the total estimated cost consist of 65% for personnel costs, including consultants and special Year 2000 incentives, and 26% for data processing services. The Corporation does not separately track all internal costs incurred for the Year 2000 project. Internal costs are principally the payroll-related costs for the information systems group.

The Year 2000 expense represents approximately 10% of the Corporation's total actual information technology expenditures for the first three months of 1999. Other significant or critical non-Year 2000 information technology efforts have not been materially delayed or impacted by Year 2000 initiatives.

CONTINGENCY PLANS
To prepare for the possibility that certain information systems or third party vendors and servicers will not be Year 2000 compliant, the Corporation developed detailed contingency plans. The Corporation has two types of contingency plans, remediation plans and business resumption plans.

The remediation plans addressed those information systems the Corporation had determined were not Year 2000 compliant through our testing. These plans described and scheduled alternative provisions, including, if necessary, the replacement of vendors or third party servicers to ensure compliance. The remediation plans are complete; however, implementation of these plans is not expected to be necessary because of the Corporation's state of readiness.

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

The Corporation manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of March 31, 1999 and 1998 are shown in the table below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.


INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                                 MOVEMENTS IN INTEREST RATES FROM MARCH 31, 1999
============================================================================================================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                              +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:
  Net Interest Income Increase/(Decrease)                        (.6)%           (0.1)%              .5 %            (1.6)%

  Net Interest Income Increase/(Decrease)                    $(1,177)          $ (173)          $ 3,107           $(9,356)




                                                                 MOVEMENTS IN INTEREST RATES FROM MARCH 31, 1998
============================================================================================================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                              +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:
  Net Interest Income Increase/(Decrease)                        1.8 %           (1.0)%             5.4 %            (1.6)%

  Net Interest Income Increase/(Decrease)                    $ 3,340          $(1,791)          $31,029           $(9,255)

(1)-Key Assumptions:
Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:
1.Target balances for various asset and liability  classes,  which are solicited from the management of the various units of the Corporation. 2.Interest rate scenarios which are generated by ALCO for the "most likely" scenario and are dictated by policy for the alternative scenarios. 3.Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus. 4.Assumptions about the effect of embedded options and prepayment speeds:
  instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5.Reinvestment  rates for funds replacing assets or liabilities that are assumed
  (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6.Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


At March 31, 1999, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 1%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 2%. The results of the simulation for March 31, 1999 indicated that the Corporation maintained a fairly neutral position over the 12-month horizon, and was asset sensitive in the 36-month time horizon. The Corporation was within guidelines for interest rates moving significantly in either direction.

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

Management finds that the methodologies discussed on the previous page provide a meaningful representation of the Corporation's interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect net interest income. Management believes its current interest-rate sensitivity level is appropriate, considering the Corporation's economic outlook and conservative approach taken in the review and monitoring of the Corporation's sensitivity position. No material changes have taken place since December 31, 1998.

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at March 31, 1999 and 1998, and December 31, 1998 are detailed in the table below. At December 31, 1998, the Corporation's financial derivative instruments included a $25 million (notional amount) interest rate swap, which converted a portion of the fixed rate real estate mortgage loan portfolio into a floating rate asset. This swap matured in January 1999.


                                                                    CONTRACTUAL OR NOTIONAL VALUE
                                                            -----------------------------------------------
                                                                MARCH 31,       MARCH 31,     DECEMBER 31,
                                                                   1999           1998            1998
===========================================================================================================
Commitments to Extend Credit                                    $1,196,279        $959,673      $1,169,670

Letters of Credit                                                  122,556         147,977         116,734

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                $  137,281        $130,009      $  138,727
         Commitments to Sell                                       224,439         211,092         225,846
    Interest-Rate Swap Agreements                                  100,002          87,572         115,343

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


The Corporation's interest-rate swap activity for the three months ended March 31, 1999, is as follows:

                                                  BALANCE                                                        BALANCE
                                               DECEMBER 31,                                                     MARCH 31,
                                                   1998         ADDITIONS     MATURITIES     TERMINATIONS          1999
============================================================================================================================

Interest-Rate Swaps:
     Receive fixed/pay variable                    $     --      $     --       $    --         $      --          $     --
     Receive variable/pay fixed                      25,000            --        25,000                --                --
     Riggs Bank Europe Limited                       90,343         9,659            --                --           100,002
============================================================================================================================

Total                                              $115,343      $  9,659       $25,000         $      --          $100,002


      --------------------------------------------------------------

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

RIGGS NATIONAL CORPORATION


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (A)    EXHIBITS
               --------

                  The exhibits listed on pages 22 through 23 are incorporated by reference or filed herewith in response to this item.


        (B)    REPORTS ON FORM 8-K
               -------------------

                  None.






                                   SIGNATURES
                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


  Date:    May 10, 1999                               /s/ TIMOTHY C. COUGHLIN
       -------------------                          --------------------------
                                                         Timothy C. Coughlin
                                                              President






  Date:    May 10, 1999                                  /s/ JOHN L. DAVIS
       --------------------                         --------------------------
                                                           John L. Davis
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)






 Date:     May 10, 1999                                /s/ ELEANOR L. RUTLAND
      ----------------------                        --------------------------
                                                         Eleanor L. Rutland
                                                             Comptroller
                                                  (Principal Accounting Officer)


                                               INDEX TO EXHIBITS

  EXHIBIT NO.                                     DESCRIPTION                                       PAGES
=============================================================================================================

     (3.1)       Certificate  of Amendment of Certificate  of  Incorporation  of
                 Riggs National Corporation (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998,
                 SEC File No.  0-9756.),  and  Certificate of  Incorporation  as
                 Amended  (Incorporated  by reference to the  Registrant's  Form
                 10-Q for the quarter  ended  September  30, 1989,  SEC File No.
                 0-9756.)

     (3.2) By-laws of the Registrant with amendments through April 10, 1996 (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No. 09756.)

     (4.1)       Indenture dated June 1, 1989 with respect to $100 million 9.65%
                 Subordinated Debentures due 2009 (Incorporated by reference to the Registrant's Form 8-K dated June 20, 1989, SEC File No.
                 09756.)

     (4.2)       Indenture  dated  January 1, 1994 with respect to $125 million,
                 8.5%   Subordinated   Debentures  due  2006   (Incorporated  by
                 reference to the  Registrant's  Form 10-Q for the quarter ended
                 March 31, 1994. SEC File No.
                 09756.)

     (4.3)       Indenture dated December 13, 1996 with respect to $150 million,
                 8.625%   Trust   Preferred   Securities,   Series  A  due  2026
                 (Incorporated  by  reference  to  the  Registrant's  S-3  dated
                 February 6, 1997, SEC File No. 333-21297.)

     (4.4)       Indenture  dated March 12, 1997,  with respect to $200 million,
                 8.875%   Trust   Preferred   Securities,   Series  C  due  2027
                 (Incorporated by reference to the Registrant's S-3 dated May 2,
                 1997, SEC File No. 333-26447.)

    (10.1) Split Dollar Life Insurance Plan Agreements (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.2)       The 1993 Stock Option Plan, the 1994 Stock Option Plan, and the
                 1996 Stock Option Plan, as amended April 15, 1998, and the 1997
                 Non-Employee Directors Stock Option Plan (Incorporated by reference to the Registrant's Annual Meeting Proxy Statement filed March 18, 1998.)

    (10.3) Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.4) Description of the 1998 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)




                                         INDEX TO EXHIBITS, CONTINUED

  EXHIBIT NO.                                     DESCRIPTION                                       PAGES
=============================================================================================================

    (10.5) Description of the 1999 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.6)       Supplemental Executive Retirement Plan, as amended and restated
                 July 12, 1995  (Incorporated  by reference to the  Registrant's
                 Form 10-K for the year ended  December 31,  1998,  SEC File No.
                 09756.)

    (10.7)       Trust  Agreement,  dated July 12,  1995,  for the  Supplemental
                 Executive Retirement Plan and the Split Dollar Life Insurance and Supplemental Death Benefit Plans (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No. 09756.)

     (27)        Financial Data Schedule                                                          Exhibit 27

(Exhibits omitted are not required or not applicable.)