Form 10-Q
period 1999-06-30
RIGGS NATIONAL CORP
filed 1999-08-10
CIK 350847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $2.50 par value                          28,312,197 shares
   -----------------------------                   ---------------------------
         (Title of Class)                        (Outstanding at August 6, 1999)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                         PAGE NO.


Item 1. Financial Statements-Unaudited

           Consolidated Statements of Income
           Three and six months ended June 30, 1999 and 1998                3

           Consolidated Statements of Condition
           June 30, 1999 and 1998, and December 31, 1998                    4

           Consolidated Statements of Changes in Stockholders' Equity
           Six months ended June 30, 1999 and 1998                          5

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1999 and 1998                          6

           Notes to the Consolidated Financial Statements                7-11


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12-19


Item 3. Quantitative and Qualitative Disclosures About Market Risk      20-22


PART II.OTHER INFORMATION


Item 1. Legal Proceedings                                                None

Item 2. Change in Securities                                             None

Item 3. Defaults Upon Senior Securities                                  None

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 5. Other Information                                                None

Item 6. Exhibits and Reports on Form 8-K                                   24


Signatures                                                                 24

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          JUNE 30,                     JUNE 30,
                                                                        ----------------------------------------------------------

                                                                               1999          1998           1999          1998
==================================================================================================================================

INTEREST INCOME
  Interest and Fees on Loans                                                  $56,404       $57,136      $114,278       $112,396
  Interest and Dividends on Securities Available for Sale                      17,025        17,926        31,338         38,811
  Interest on Time Deposits with Other Banks                                    6,159         8,648        13,393         14,616
  Interest on Federal Funds Sold and Reverse Repurchase Agreements              1,221         3,358         3,327          8,177
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                        80,809        87,068       162,336        174,000

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                    626         1,361         1,313          2,735
      Money Market Deposit Accounts                                             8,591        10,179        16,947         22,090
      Time Deposits in Domestic Offices                                         9,948        10,213        19,961         19,211
      Time Deposits in Foreign Offices                                          7,620         8,479        15,919         15,982
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                   26,785        30,232        54,140         60,018
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                     3,818         5,106         7,796         10,199
      Long-Term Debt                                                            4,368         4,368         8,736          8,736
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                    8,186         9,474        16,532         18,935
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                       34,971        39,706        70,672         78,953
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                          45,838        47,362        91,664         95,047
  Less:  Provision for Loan Losses                                                  -             -             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                          45,838        47,362        91,664         95,047

NONINTEREST INCOME
  Trust and Investment Advisory Income                                         12,685        11,904        25,290         23,024
  Service Charges and Fees                                                      9,879         9,663        19,330         18,757
  Other Noninterest Income                                                      1,769         2,203         3,957          4,802
  Securities Gains, Net                                                         1,018         1,457         1,104          6,781
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                     25,351        25,227        49,681         53,364

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                               21,811        21,076        44,069         41,715
  Data Processing Services                                                      4,722         3,891         9,283          9,157
  Occupancy, Net                                                                4,555         4,361         9,221          8,878
  Furniture and Equipment                                                       2,658         2,462         5,223          5,024
  Other Real Estate Owned Expense (Income), Net                                    22            13            38            (38)
  Other Noninterest Expense                                                    16,441        15,267        32,530         29,742
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                    50,209        47,070       100,364         94,478
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                    20,980        25,519        40,981         53,933
  Applicable Income Tax Expense                                                 6,420         5,987        13,718         13,779
  Minority Interest in Income of Subsidiaries, Net of Taxes                     4,986         4,986         9,973          9,973
==================================================================================================================================
  Net Income                                                                    9,574        14,546        17,290         30,181

  Dividends on Preferred Stock                                                      -        (2,687)            -         (5,375)
==================================================================================================================================
  Net Income Available for Common Stock                                       $ 9,574       $11,859      $ 17,290       $ 24,806

EARNINGS PER COMMON SHARE-Basic                                               $   .34       $   .39      $    .60       $    .81
                          Diluted                                                 .33           .37           .59            .78

DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                  $   .05       $   .05      $    .10       $    .10

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
                                                                                    JUNE 30,          JUNE 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                   1999             1998             1998
==================================================================================================================================

ASSETS
  Cash and Due from Banks                                                          $  158,225       $  151,348        $  155,003
  Federal Funds Sold and Reverse Repurchase Agreements                                 55,000          265,000            75,000
----------------------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                     213,225          416,348           230,003

  Time Deposits with Other Banks                                                      511,541          745,385           696,181
  Securities Available for Sale (at Market Value)                                   1,167,418        1,163,627           970,728

  Loans                                                                             3,186,045        3,149,932         3,258,135
  Reserve for Loan Losses                                                             (52,174)         (52,235)          (54,455)
----------------------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                   3,133,871        3,097,697         3,203,680

  Premises and Equipment, Net                                                         203,273          183,878           203,071
  Other Real Estate Owned, Net                                                          1,678            2,569             1,680
  Other Assets                                                                        222,874          182,759           196,988
==================================================================================================================================
  Total                                                                            $5,453,880       $5,792,263        $5,502,331

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                              $  674,175       $  943,011        $  732,099
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                        383,054          339,385           434,649
      Money Market Deposit Accounts                                                 1,500,861        1,331,041         1,414,278
      Time Deposits in Domestic Offices                                               976,431        1,050,904           917,442
      Time Deposits in Foreign Offices                                                604,943          599,340           646,380
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                   3,465,289        3,320,670         3,412,749
----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                    4,139,464        4,263,681         4,144,848

  Repurchase Agreements and Other Short-Term Borrowings                               369,291          450,692           374,380
  Other Liabilities                                                                    62,908           49,916            48,850
  Long-Term Debt                                                                      191,525          191,525           191,525
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                 4,763,188        4,955,814         4,759,603

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                         350,000          350,000           350,000
==================================================================================================================================

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
      Shares Authorized - None at June 30, 1999 and December 31, 1998,
          and 25,000,000 at June 30, 1998:
          Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - None at June 30,
          1999 and December 31, 1998, and 4,000,000 at June 30, 1998                       --            4,000                --
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 1999 and 1998, and
          December 31, 1998
      Shares Issued - 31,557,995 at June 30, 1999, 31,523,544 at
          June 30, 1998 and 31,555,345 at December 31, 1998                            78,895           78,809            78,888
  Surplus - Preferred Stock                                                                --           91,192                --
  Surplus - Common Stock                                                              160,789          159,956           160,760
  Undivided Profits                                                                   199,208          174,481           184,794
  Accumulated Other Comprehensive Income                                              (26,843)           1,734            (2,548)
  Treasury Stock - 3,300,798 shares at June 30, 1999, 900,798 shares at
          June 30, 1998, and 1,175,798 shares at December 31, 1998                    (71,357)         (23,723)          (29,166)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                          340,692          486,449           392,728
==================================================================================================================================
  Total Liabilities and Stockholders' Equity                                       $5,453,880       $5,792,263        $5,502,331

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED     COMMON                             ACCUMULATED
                                         STOCK       STOCK                                 OTHER                         TOTAL
                                         $1.00       $2.50                UNDIVIDED    COMPREHENSIVE     TREASURY    STOCKHOLDERS'
                                          PAR         PAR      SURPLUS     PROFITS     INCOME (LOSS)      STOCK          EQUITY
==================================================================================================================================


Balance, December 31, 1997             $  4,000    $ 78,654    $250,352    $152,732       $  1,167       $(23,723)       $463,182

Comprehensive Income:
   Net Income                                                                30,181                                      $ 30,181
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale,
      Net of Reclassification                                                                  581                            581
      Adjustments
    Foreign Exchange
      Translation Adjustments                                                                  (14)                           (14)
                                                                                                                  -----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                            567
                                                                                                                  =================
Total Comprehensive Income                                                                                               $ 30,748

Issuance of Common Stock for
  Stock Option Plans, 61,758 Shares                     155         796                                                       951

Cash Dividends -
  Series B Preferred Stock,
   $1.34375 per Share                                                        (5,375)                                       (5,375)
  Common Stock, $.10 per Share                                               (3,057)                                       (3,057)
===================================================================================================================================

Balance, June 30, 1998                 $  4,000    $ 78,809    $251,148    $174,481       $  1,734       $(23,723)       $486,449



Balance, December 31, 1998             $     --    $ 78,888    $160,760    $184,794       $ (2,548)      $(29,166)       $392,728

Comprehensive Income:
   Net Income                                                                17,290                                      $ 17,290
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale,
      Net of Reclassification                                                              (22,355)                       (22,355)
      Adjustments
    Foreign Exchange
      Translation Adjustments                                                               (1,940)                        (1,940)
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                        (24,295)
                                                                                                                    ===============
Total Comprehensive Income                                                                                                $(7,005)

Issuance of Common Stock for
  Stock Option Plans, 2,650 Shares                        7          29                                                        36

Cash Dividends -
  Common Stock, $.10 per Share                                               (2,876)                                       (2,876)

Common Stock Repurchase-
  2,125,000 shares                                                                                        (42,191)        (42,191)
===================================================================================================================================

Balance, June 30, 1999                 $     --    $ 78,895    $160,789    $199,208       $(26,843)      $(71,357)       $340,692


(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)                                                                                         SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                 -----------------------------
                                                                                                        1999          1998
==============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                          $   17,290    $   30,181
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Other Real Estate Owned Writedowns                                                       --           500
     Depreciation Expense and Amortization of Leasehold Improvements                                     5,839         5,684
     Gains on Sale of Securities Available for Sale                                                     (1,104)       (6,781)
     Gains on Sale of Other Real Estate Owned                                                               --          (434)
     (Increase) Decrease in Other Assets                                                               (13,848)       11,455
     Increase (Decrease) in Other Liabilities                                                           14,058      (141,377)
------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                      4,945      (130,953)
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Operating Activities                                                   22,235      (100,772)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) In Time Deposits with Other Banks                                            184,640      (503,572)
  Principal Collections and Maturities of Securities Available for Sale                              2,080,310     2,567,232
  Proceeds from Sales of Securities Available for Sale                                                  55,985       937,074
  Purchases of Securities Available for Sale                                                        (2,366,274)   (2,987,708)
  Net Decrease (Increase) in Loans                                                                      70,260      (265,858)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                           1         2,442
  Net Increase in Premises and Equipment                                                                (6,041)      (24,185)
  Other, Net                                                                                              (450)          152
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                                                     18,431      (274,423)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                             (22,936)     (298,607)
    Time Deposits                                                                                       17,552       264,370
    Repurchase Agreements and Other Short-Term Borrowings                                               (5,089)       98,184
  Proceeds from the Issuance of Common Stock                                                                36           951
  Dividend Payments - Preferred                                                                             --        (5,375)
                    - Common                                                                            (2,876)       (3,057)
  Repurchase of Common Shares                                                                          (42,191)           --
------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities                                                    (55,504)       56,466
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                         (1,940)          (14)
------------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                              (16,778)     (318,743)
Cash and Cash Equivalents at Beginning of Period                                                       230,003       735,091
==============================================================================================================================
Cash and Cash Equivalents at End of Period                                                         $   213,225   $   416,348


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                     $        --   $        --

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                        $    72,168   $    77,249
  Income Tax Payments                                                                                        1         8,067

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of management estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior-period amounts to conform with the current period's presentation. The results of operations for the first six months of 1999 are not necessarily indicative of the results to be expected for the full 1999 year.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per share computations are as follows:


                                                               SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30, 1999                       JUNE 30, 1998
                                                      ================================== ===================================
                                                              BASIC            DILUTED           BASIC            DILUTED
                                                               EPS               EPS              EPS               EPS
                                                      ----------------- ---------------- ----------------- -----------------

Net Income                                                    $17,290          $17,290           $30,181           $30,181
Dividends on Preferred Stock                                       --               --            (5,375)           (5,375)
                                                      ----------------- ---------------- ----------------- -----------------
Income Available to Common Shareholders                       $17,290          $17,290           $24,806           $24,806

Weighted-Average Shares Outstanding                        28,623,632       28,623,632        30,581,020        30,581,020
Weighted-Average Dilutive Effect
   of Stock Option Plans                                          n/a          587,079               n/a         1,111,997
                                                      ----------------- ---------------- ----------------- -----------------
Adjusted Weighted-Average Shares Outstanding               28,623,632       29,210,711        30,581,020        31,693,017

Basic EPS                                                     $   .60                            $   .81
Diluted EPS                                                                    $   .59                             $   .78


NOTE 3. RESERVE FOR LOAN LOSS

Changes in the reserve for loan losses are summarized as follows:

                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                           -------------------------------------
                                                                                                     1999              1998
================================================================================================================================

Balance, beginning of period                                                                        $ 54,455          $ 52,381
Provision for loan losses                                                                                 --                --
Loan charge-off activity:
   Loans charged-off                                                                                   2,770             1,379
   Recoveries on charged-off loans                                                                       940             1,080
--------------------------------------------------------------------------------------------------------------------------------
   Net loan charge-offs (recoveries)                                                                   1,830               299
Foreign exchange translation adjustments                                                                (451)              153

================================================================================================================================
Balance, end of period                                                                              $ 52,174          $ 52,235


NOTE 4. OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                    Before -Tax       Tax
                                                                                       Amount      (Expense)     Net-of-Tax
                                                                                                    Benefit        Amount
=============================================================================================================================
SIX MONTHS ENDED JUNE 30, 1999:
Foreign Currency Translation Adjustments (1)                                          $   (287)     $ (1,653)      $ (1,940)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                              (33,288)       11,651        (21,637)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income           (1,104)          386           (718)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                        (34,392)       12,037        (22,355)
=============================================================================================================================

Other Comprehensive Income (Loss)                                                     $(34,679)     $ 10,384       $(24,295)

SIX MONTHS ENDED JUNE 30, 1998:
Foreign Currency Translation Adjustments (1)                                          $   (583)     $    569       $    (14)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                7,675        (2,686)         4,989
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income           (6,781)        2,373         (4,408)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                            894          (313)           581
=============================================================================================================================

Other Comprehensive Income (Loss)                                                     $    311       $   256       $    567

(1) Tax (expense) benefit on foreign currency translation adjustments is calculated on the hedge contracts only. Before-tax amounts include activity on hedge contracts and the foreign currency translation adjustment.



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                              Foreign       Unrealized       Accumulated
                                                                             Currency       Gain(Loss)          Other
                                                                            Translation    on Securities    Comprehensive
                                                                            Adjustments                     Income (Loss)
============================================================================================================================
SIX MONTHS ENDED JUNE  30, 1999:
Balance, December 31, 1998                                                      $ (1,349)     $  (1,199)         $  (2,548)
Current-Period Change                                                             (1,940)       (22,355)           (24,295)
============================================================================================================================
Balance, June 30, 1999                                                          $ (3,289)     $ (23,554)         $ (26,843)

SIX MONTHS ENDED JUNE 30, 1998:
Balance, December 31, 1997                                                      $   (872)     $   2,039          $   1,167
Current-Period Change                                                                (14)           581                567
============================================================================================================================
Balance, June 30, 1998                                                          $   (886)     $   2,620          $   1,734


NOTE 5. SEGMENT PROFITABILITY


===================================================================================================================================
                                                 INTERN-                                                                  RIGGS
SIX MONTHS ENDED                                 ATIONAL       RIGGS &                                   RECON-          NATIONAL
JUNE 30, 1999                        BANKING     BANKING       COMPANY      TREASURY        OTHER      CILIATION       CORPORATION
------------------------------- -------------- ----------- ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   92,500    $ 26,803      $  5,509   $   47,220    $   26,587
Interest Expense                      30,170      31,537         7,792       11,897        24,200
Funds Transfer Income                  1,370      19,216         8,520      (31,265)        2,158
(Expense)
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           63,700      14,482         6,237        4,058         4,545
Tax-Equivalent
Tax Equivalent Adjustment             (1,005)         --            --         (353)           --
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   62,695    $ 14,482      $  6,237   $    3,705    $    4,545    $        --       $   91,664
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $   19,483    $  1,400      $ 26,521   $      885    $    1,392
Customers
Intersegment Noninterest                 259       1,968           343            1         1,799
Income
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   19,742    $  3,368      $ 26,864   $      886    $    3,191    $    (4,370)      $   49,681
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    3,723    $    326      $    455   $        6    $    3,627
Direct Expense                        28,725       9,929        17,373          759        39,811
Overhead and Support                  30,279       5,341         5,834          830       (42,284)
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   62,727    $ 15,596      $ 23,662   $    1,595    $    1,154    $    (4,370)      $  100,364
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $   19,710    $  2,254      $  9,439   $    2,996    $    6,582    $        --       $   40,981
and Minority Interest
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,726,574    $828,128      $205,918   $1,758,127    $1,129,354    $(1,159,600)      $5,488,501
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


====================================================================================================================================
                                                  INTER-                                                                 RIGGS
SIX MONTHS ENDED                                 NATIONAL       RIGGS &                                  RECON-         NATIONAL
JUNE 30, 1998                      BANKING       BANKING        COMPANY      TREASURY       OTHER      CILIATION      CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   91,005      $ 24,125     $  6,297   $   58,325    $   31,916
Interest Expense                      36,717        31,003        6,329       16,415        24,569
Funds Transfer Income                 11,191        21,172        5,924      (41,842)        3,555
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           65,479        14,294        5,892           68        10,902
Tax-Equivalent
Tax Equivalent Adjustment               (525)           --           --       (1,063)           --
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   64,954      $ 14,294     $  5,892   $     (995)   $   10,902    $        --       $   95,047
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $   19,649      $  1,832     $ 24,139   $    7,509    $      235
Customers
Intersegment Noninterest                  --         1,901          221            1           845
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   19,649      $  3,733     $ 24,360   $    7,510    $    1,080    $    (2,968)      $   53,364
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    3,511      $    310     $    805   $        7    $    3,412
Direct Expense                        26,999         9,903       14,314          756        37,429
Overhead and Support                  31,390         4,569        5,119          654       (41,732)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   61,900      $ 14,782     $ 20,238   $    1,417    $     (891)   $    (2,968)      $   94,478
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $   22,703      $  3,245     $ 10,014   $    5,098    $   12,873    $        --       $   53,933
and Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,526,922      $647,519     $203,326   $2,013,617    $1,188,627    $(1,083,207)      $5,496,804
====================================================================================================================================


====================================================================================================================================
                                                  INTER-                                                                RIGGS
THREE MONTHS ENDED                               NATIONAL       RIGGS &                                  RECON-        NATIONAL
JUNE 30, 1999                      BANKING       BANKING        COMPANY      TREASURY       OTHER      CILIATION      CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   46,045      $ 13,069     $  2,734   $   24,308    $   13,256
Interest Expense                      15,072        15,488        3,877        6,320        12,293
Funds Transfer Income                    358         9,660        4,250      (15,499)        1,231
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           31,331         7,241        3,107        2,489         2,194
Tax-Equivalent
Tax Equivalent Adjustment               (524)           --           --           --            --
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   30,807      $  7,241     $  3,107   $    2,489    $    2,194    $        --       $   45,838
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $    9,902      $    686     $ 13,291   $      488    $      984
Customers
Intersegment Noninterest                 259           988          172           --           920
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   10,161      $  1,674     $ 13,463   $      488    $    1,904    $    (2,339)      $   25,351
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    1,857      $    164     $    232   $        3    $    1,824
Direct Expense                        14,686         4,971        8,343          383        20,085
Overhead and Support                  14,633         2,635        3,333          367       (20,968)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   31,176      $  7,770     $ 11,908   $      753    $      941    $    (2,339)      $   50,209
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $    9,792      $  1,145     $  4,662   $    2,224    $    3,157    $        --       $   20,980
and Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,731,290      $833,102     $204,356   $1,799,237    $1,127,371    $(1,216,101)      $5,479,255
====================================================================================================================================


====================================================================================================================================
                                                  INTER-                                                                 RIGGS
THREE MONTHS ENDED                               NATIONAL      RIGGS &                                 RECON-           NATIONAL
JUNE 30, 1998                      BANKING       BANKING       COMPANY      TREASURY       OTHER      CILIATION        CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   45,971      $ 12,734     $  3,180   $   27,051    $   15,990
Interest Expense                      18,445        15,341        3,297        7,449        12,285
Funds Transfer Income                  5,216         9,643        3,171      (19,791)        1,761
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           32,742         7,036        3,054         (189)        5,466
Tax-Equivalent
Tax Equivalent Adjustment               (261)           --           --         (486)           --
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   32,481      $  7,036     $  3,054   $     (675)   $    5,466    $        --       $   47,362
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $   10,002      $    751     $ 12,484   $    1,497    $      493
Customers
Intersegment Noninterest                  --           920          115           --           423
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   10,002      $  1,671     $ 12,599   $    1,497    $      916    $    (1,458)      $   25,227
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    1,742      $    162     $    404   $        3    $    1,706
Direct Expense                        13,481         5,118        7,286          381        18,245
Overhead and Support                  15,298         2,154        2,594          278       (20,324)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   30,521      $  7,434     $ 10,284   $      662    $     (373)   $    (1,458)      $   47,070
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $   11,962      $  1,273     $  5,369   $      160    $    6,755    $        --       $   25,519
and Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,567,767      $679,785     $200,474   $1,856,319    $1,202,157    $(1,013,193)      $5,493,309
====================================================================================================================================



NOTE 6. NEW FINANCIAL ACCOUNTING STANDARDS


SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 will require the Corporation to record derivative instruments, such as interest-rate swap agreements on the Consolidated Statement of Condition as assets or liabilities, measured at fair value. Currently the Corporation treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 133 will be effective for the Corporation on January 1, 2001. The Corporation does not anticipate any material impact from the implementation of SFAS No. 133.

NOTE 7. SUBSEQUENT EVENT

On June 16, 1999, the Corporation filed a registration statement with the Securities and Exchange Commission to issue $200 million of variable rate Trust Preferred Securities. On July 22, 1999, because of market volatility, the Corporation announced its decision to postpone the issuance. On that same date, the Corporation completed its redemption of $125 million of 8.5% subordinated notes due in 2006, at the price of 104.25%, using general corporate funds to retire the debt. Subsequently, the Corporation borrowed $200 million from the Federal Home Loan Bank of Atlanta, at a rate of 5.01%. $100 million of the borrowing, callable in one year, has a final maturity of ten years. Another $100 million, also callable in one year, has a final maturity of five years.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

$9.6 million of net income was earned for the second quarter of 1999 compared to $14.5 million for the same period a year ago. Earnings per share were $.33 compared to $.37 for the same period in the prior year. For the first half of 1999, the Corporation had net income of $17.3 million, or $.59 per diluted share, compared with $30.2 million , or $.78 a share, for the first half of 1998. A variety of factors including nonrecurring securities gains and a lower income tax rate in the second half of 1998, together with a reduction in second quarter 1999 net interest income due to the Corporation's redemption of preferred stock and repurchase of common stock, reduced net income for the second quarter and first half of 1999 as compared with the same periods a year earlier.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $46.4 million in the second quarter of 1999, decreasing $1.7 million from the second quarter of 1998. Net interest income on a tax-equivalent basis was $93.0 million for the first half of 1999, compared with $96.6 million for the same period in 1998. The decreases from the prior year's quarter and year-to-date periods were primarily due to funds expended in redeeming Preferred Stock in the fourth quarter of 1998 and Common Stock in both the fourth quarter of 1998 and the first quarter of 1999.


NET INTEREST INCOME CHANGES (1)

                                               Three Months Ended                          Six Months Ended
                                              JUNE 30, 1999 VS 1998                      JUNE 30, 1999 VS 1998
                                        ---------------------------------          ----------------------------------
                                          DUE TO      DUE TO     TOTAL               DUE TO      DUE TO     TOTAL
(IN THOUSANDS)                             RATE       VOLUME     CHANGE               RATE       VOLUME     CHANGE
=====================================================================================================================

Interest Income:
   Loans, Including Fees                   $(4,298)   $ 3,829    $  (469)             $(8,013)   $10,375    $ 2,362
   Securities Available for Sale              (943)      (444)    (1,387)              (2,229)    (5,954)    (8,183)
   Time Deposits with Other Banks           (1,167)    (1,322)    (2,489)              (1,898)       675     (1,223)
   Federal Funds Sold and Reverse
    Repurchase Agreements                     (406)    (1,731)    (2,137)                (977)    (3,873)    (4,850)
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                       (6,814)       332     (6,482)             (13,117)     1,223    (11,894)

Interest Expense:
   Interest-Bearing Deposits                (6,420)     2,973     (3,447)             (12,664)     6,786     (5,878)
   Repurchase Agreements and Other
      Short-Term Borrowings                   (895)      (393)    (1,288)              (1,974)      (429)    (2,403)
   Long-Term Debt                               --         --         --                   --         --         --
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                      (7,315)     2,580     (4,735)             (14,638)     6,357     (8,281)
=====================================================================================================================

Net Interest Income                        $   501    $(2,248)   $(1,747)             $ 1,521    $(5,134)   $(3,613)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 JUNE 30, 1999                        JUNE 30, 1998
                                                         -------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                AVERAGE     INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE        BALANCE     EXPENSE     RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                               $3,173,289     $56,928   7.20 %    $2,972,175     $57,397      7.75 %
  Securities Available for Sale (3)                        1,178,835      17,025   5.79       1,208,352      18,412      6.11
  Time Deposits with Other Banks                             518,610       6,159   4.76         621,730       8,648      5.58
  Federal Funds Sold and Reverse Repurchase Agreements       101,179       1,221   4.84         240,512       3,358      5.60
-------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           4,971,913      81,333   6.56       5,042,769      87,815      6.98

  Reserve for Loan Losses                                    (52,750)                           (52,295)
  Cash and Due from Banks                                    148,266                            148,046
  Other Assets                                               411,826                            354,789

===============================================================================================================================
  Total Assets                                            $5,479,255                         $5,493,309

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                               $3,554,151     $26,785   3.02 %    $3,151,605     $30,232      3.85 %
  Repurchase Agreements and Other Short-Term Borrowings      382,782       3,818   4.00         416,472       5,106      4.92
  Long-Term Debt                                             191,525       4,368   9.15         191,525       4,368      9.15
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     4,128,458      34,971   3.40       3,759,602      39,706      4.24

  Demand Deposits                                            587,393                            835,962
  Other Liabilities                                           67,974                             71,328
  Minority Interest in Preferred Stock of Subsidiaries       350,000                            350,000
  Stockholders' Equity                                       345,430                            476,417

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Stockholders' Equity                                 $5,479,255                         $5,493,309

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                         $46,362   3.16 %                   $48,109      2.74 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.74 %                                3.83 %

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST INCOME

Noninterest income for the three months ended June 30, 1999, excluding securities gains, totaled $24.3 million, an increase of $563 thousand from the same period a year ago. This increase was mostly due to increases in trust and investment advisory income of Riggs & Company, Riggs' private client services division, partially offset by a decrease in other noninterest income. For the first six months of 1999, noninterest income excluding securities gains totaled $48.6 million, an increase of $2.0 million from the first six months of 1998. The increase in noninterest income for the six month period was mostly due to a 10% increase in trust and investment advisory income of Riggs & Company, partially offset by a decrease of $845 thousand in other noninterest income. This decrease was partly the result of lower fee income from ATM and deposit account fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30, 1999                        JUNE 30, 1998
                                                         -------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                AVERAGE      INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE        BALANCE      EXPENSE     RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                               $3,185,659    $115,283   7.30 %    $2,904,744    $112,921      7.84 %
  Securities Available for Sale (3)                        1,098,346      31,691   5.82       1,301,705      39,874      6.18
  Time Deposits with Other Banks                             566,836      13,393   4.76         541,023      14,616      5.45
  Federal Funds Sold and Reverse Repurchase Agreements       138,552       3,327   4.84         294,819       8,177      5.59
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           4,989,393     163,694   6.62       5,042,291     175,588      7.02

  Reserve for Loan Losses                                    (53,478)                           (52,370)
  Cash and Due from Banks                                    146,542                            151,817
  Other Assets                                               406,044                            355,066

==============================================================================================================================
  Total Assets                                            $5,488,501                         $5,496,804

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                               $3,535,864    $ 54,140   3.09 %    $3,163,472    $ 60,018      3.83 %
  Repurchase Agreements and Other Short-Term Borrowings      391,819       7,796   4.01         409,623      10,199      5.02
  Long-Term Debt                                             191,525       8,736   9.20         191,525       8,736      9.20
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     4,119,208      70,672   3.46       3,764,620      78,953      4.23

  Demand Deposits                                            604,404                            843,254
  Other Liabilities                                           60,589                             67,362
  Minority Interest in Preferred Stock of Subsidiaries       350,000                            350,000
  Stockholders' Equity                                       354,300                            471,568

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Stockholders' Equity                                 $5,488,501                         $5,496,804

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                        $ 93,022   3.16 %                  $ 96,635      2.79 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.76 %                                3.86 %

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1999 was $50.2 million, up 7% from the $47.1 million reported for the three months ended June 30, 1998. For the six months ended June 30, 1999, noninterest expense was $100.4 million, an increase of $5.9 million from the same period a year ago. The increases were due to added personnel costs during the year, primarily related to new business initiatives, and increases in other noninterest expense, such as a $500 thousand charitable contribution and increased advertising costs in 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.17 billion at June 30, 1999, compared to $970.7 million at year-end 1998, and $1.16 billion at June 30, 1998. The activity for the first six months included purchases of securities available for sale totaling $2.37 billion, which were partially offset by maturities of securities available for sale totaling $2.08 billion. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 4.2 years and 5.80%, respectively, at June 30, 1999.

                                        JUNE 30, 1999                     JUNE 30, 1998                DECEMBER 31, 1998
                                -------------------------------  ------------------------------  -------------------------------
                                  AMORTIZED        MARKET/         AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE             COST        BOOK VALUE           COST        BOOK VALUE          COST        BOOK VALUE
================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities            $  213,476      $  200,348       $  403,306     $  404,736       $  113,677      $  111,750
Government Agencies Securities         418,326         416,098          705,483        705,454          391,165         391,344
Mortgage-Backed Securities             530,233         509,352            7,514          7,566          424,152         423,503
Other Securities                        41,620          41,620           43,294         45,871           43,577          44,131
================================================================================================================================

Total                               $1,203,655      $1,167,418       $1,159,597     $1,163,627       $  972,571      $  970,728


LOANS

At June 30, 1999, total loans outstanding amounted to $3.19 billion, decreasing $72.1 million from the December 31, 1998 total of $3.26 billion. The decrease in loans from December 31, 1998, was primarily attributed to decreases in residential mortgage loans of $52.0 million and foreign loans of $24.5 million, partially offset by an increase of $8.0 million in commercial and financial loans.

                                                           JUNE 30,             JUNE 30,           DECEMBER 31,
(IN THOUSANDS)                                               1999                 1998                 1998
================================================================================================================

Commercial and Financial                                  $  676,769           $  593,024           $  668,778
Real Estate - Commercial/Construction                        409,707              412,141              409,586
Residential Mortgage                                       1,224,250            1,316,741            1,276,257
Home Equity                                                  312,681              324,973              314,347
Consumer                                                      69,101               67,114               69,419
Foreign                                                      497,540              436,941              522,032
----------------------------------------------------------------------------------------------------------------

Total Loans                                                3,190,048            3,150,934            3,260,419

Net Deferred Loan Fees,
 Premiums and Discounts                                       (4,003)              (1,002)              (2,284)
================================================================================================================

Loans                                                     $3,186,045           $3,149,932           $3,258,135


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $29.5 million at June 30, 1999, a $1.9 million (6%) decrease from the year-end 1998 total of $31.4 million and a $14.4 million (95%) increase from the June 30, 1998 total. The increase in nonaccrual loans from June 1998 was mainly due to a $25.0 million commercial loan placed on nonaccrual during the fourth quarter of 1998 partially offset by repayment of another large nonperforming loan.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and are accruing interest. Past-due loans decreased $16.7 million during the first six months of 1999 to $8.6 million, mostly due to repayment of a foreign government overdraft of $15.8 million.

At June 30, 1999, the Corporation had identified $15.9 million in potential problem loans that are currently performing but that management believes have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. The increase in problem loans from December 31, 1998 was primarily a result of a $13.5 million commercial loan classified as a problem loan during the second quarter. There were no potential problem loans at December 31, 1998.


NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                           JUNE 30,        JUNE  30,      DECEMBER 31,
(IN THOUSANDS)                                                               1999             1998             1998
=======================================================================================================================

NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                                        $26,389          $12,477           $26,831
Renegotiated Loans (2)                                                        1,452               90             2,920
Other Real Estate Owned, Net                                                  1,678            2,569             1,680
=======================================================================================================================

Total Nonperforming Assets                                                  $29,519          $15,136           $31,431


PAST-DUE LOANS (3)                                                          $ 8,574          $19,166           $25,269

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


DEPOSITS

Deposits are the primary and most stable source of funds for the Corporation. Deposits totaled $4.14 billion at June 30, 1999, decreasing $5.4 million from the December 31, 1998 deposit total, and $124.2 million from June 30, 1998. The decreases from the year-end and prior year balances were due primarily to decreases in demand deposit accounts, partially offset by overall increases in interest bearing deposit accounts, particularly money market accounts. Decreases in demand deposit accounts from June 30, 1998 and December 31, 1998, totaled $268.8 and $57.9 million, respectively, while money market deposit account balances increased by $169.8 and $86.6 million for the same periods, respectively. The decrease in demand deposits and increase in money market accounts from June 1998 was partly due to a program introduced in July 1998 in which certain noninterest-bearing accounts are transferred to the money market classification, thereby reducing the level of required reserves.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased by $5.1 million, or 1%, from the year-end 1998 balance, and $81.4 million (18%) from the June 30, 1998 balance. Short-term borrowings are an additional source of funds that the Corporation has utilized to meet certain asset/liability and daily cash management objectives, and are used to help the Corporation generate cash and maintain adequate levels of liquidity.

                                                                   JUNE 30,            JUNE 30,         DECEMBER 31,
(IN THOUSANDS)                                                       1999                1998                1998
======================================================================================================================

Repurchase Agreements and Other Short-Term Borrowings              $369,291            $450,692            $374,380

Subordinated Debentures due 2009                                     66,525              66,525              66,525
Subordinated Notes due 2006                                         125,000             125,000             125,000
----------------------------------------------------------- ---------------- -- ---------------- --- -----------------
Total Long-Term Debt                                                191,525             191,525             191,525
======================================================================================================================

Total Short-Term Borrowings and Long-Term Debt                     $560,816            $642,217            $565,905


LIQUIDITY

The Corporation seeks to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on the operations of the Corporation and its banking subsidiaries. The Corporation's Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At June 30, 1999, the Corporation's liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.89 billion (35% of total assets). This compares with $1.90 billion (34%) at December 31, 1998, and $2.33 billion (40%) at June 30, 1998. At June 30, 1999, $824.5 million of the Corporation's assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $727.4 million at December 31, 1998, and $811.7 million at June 30, 1998.

The Corporation's liquidity position is maintained by a stable source of funds from the Corporation's core deposit relationships. The Corporation has other sources of funds, such as short-term credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, the Corporation had a line of credit available through its membership in the Federal Home Loan Bank of Atlanta (FHLB Atlanta). At June 30, 1999, December 31, 1998, and June 30, 1998, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.69 billion, $1.50 billion, and $690 million, respectively. Of this availability, $31.6 million, $31.7 million, and $34.3 million were outstanding at June 30, 1999, December 31, 1998, and June 30, 1998.


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at June 30, 1999 was $340.7 million, a decrease of $52.0 million from the year-end 1998 total and down $145.8 million from June 30, 1998. The decreases from both prior periods were primarily the result of the redemption of Riggs' $100 million 10.75% Noncumulative Perpetual Preferred Stock on October 1, 1998, and repurchases of Common Stock in the fourth quarter of 1998 and first quarter of 1999. These Common Stock repurchases aggregated 2,400,000 shares for a cost of $47.6 million. Book value per common share was $12.06 as of June 30, 1999 compared to $12.93 at year-end 1998 and $12.78 at June 30, 1998. On the following page are the capital ratios of the Corporation and its banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at June 30, 1999 and 1998, and December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED



                                                       JUNE 30,        JUNE 30,      DECEMBER 31,      REQUIRED
                                                         1999            1998            1998          MINIMUMS
================================================================================================================

RIGGS NATIONAL CORPORATION:
     Tier I                                             13.47%          17.82%          14.63%          4.00%
     Combined Tier I and Tier II                        26.59           29.73           27.51           8.00
     Leverage                                            8.70           11.60            9.33           4.00

RIGGS BANK N.A.:
     Tier I                                             12.89           12.50           12.17           4.00
     Combined Tier I and Tier II                        14.14           13.76           13.43           8.00
     Leverage                                            8.78            8.78            8.26           4.00



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

After the assessment phase, Year 2000 efforts focused on remediation and verification. The Corporation developed detailed action plans to address mainframe systems, third party servicers, embedded technology and facilities and non-information technology issues. For purchased systems and software and third party servicers, the Year 2000 efforts involved contacting the vendors or suppliers and determining the Year 2000 status of the various systems and of the plans to bring the systems into compliance. For in-house systems, the Year 2000 efforts included correction of the programs to ensure proper data processing. The Corporation's action plans also included testing mission-critical systems to verify the remediation efforts. Riggs records and tracks information to keep management aware of the status of the Corporation's information technology systems. The Program Manager worked with the functional areas of the Corporation to develop contingency plans for a variety of situations, such as the failure of a vendor to remediate Year 2000 issues by a particular date or a system not being available for processing.

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

STATE OF READINESS
While there is general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party vendors and customers, the Corporation's progress toward completing the enterprise-wide risk assessment and remediating Year 2000 problems is on target. The Corporation completed remediation and verification of all mission critical internal systems by December 31, 1998. Mission-critical third party service providers completed their remediations by December 31, 1998, and Riggs substantially completed its verification of these systems at March 31, 1999. As of June 30, 1999, all mission-critical systems have been assessed, remediated, and tested, and are now in use serving our clients. This is in accordance with guidelines established by Bank regulatory authorities. Verification of non-mission critical system changes, including non-information technology issues, will be performed throughout 1999. The Corporation presently believes that the Year 2000 issue will not cause significant operational problems.

COSTS
The Corporation estimates the total cost of the Year 2000 project will be approximately $7.7 million, with $5.2 million expended to date as of June 30, 1999. The future cost of completing the Year 2000 project is estimated to be $2.5 million. The total amount expended for the first six months of 1999 was $1.6 million. The most significant components of the $7.7 million total estimated cost consist of 65% for personnel costs, including consultants and special Year 2000 incentives, and 26% for data processing services. The Corporation does not separately track all internal costs incurred for the Year 2000 project. Internal costs are principally the payroll-related costs for the information systems group.

The Year 2000 expense represents approximately 11% of the Corporation's total actual information technology expenditures for the first six months of 1999. Other significant or critical non-Year 2000 information technology efforts have not been materially delayed or impacted by Year 2000 initiatives.

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

The  business  resumption  plans  address  how  the  Corporation  will  continue
operations  in  the  event  a  Year  2000  related   interruption   occurs.  The
business-resumption plans for its mission-critical systems and third-party servicers were substantially completed as of June 30, 1999. While implementation of the business resumption plans is not expected to be necessary, it will ensure the Corporation has the ability to process transactions and serve its customers under circumstances where a Year 2000 problem actually occurs.



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

The Corporation manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of June 30, 1999 and 1998 are shown in the tables below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.


INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                                 MOVEMENTS IN INTEREST RATES FROM JUNE 30, 1999
============================================================================================================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                             +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                        (.9)%            2.2 %            (2.3)%             2.2 %

  Net Interest Income Increase/(Decrease)                    $(1,785)         $ 4,098          $(13,636)          $13,140




                                                                 MOVEMENTS IN INTEREST RATES FROM JUNE 30, 1998
----------------------------------------------------- ----------------------------------------------------------------------
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                             +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                        1.3 %           (0.4)%             4.3 %             0.5 %

  Net Interest Income Increase/(Decrease)                    $ 2,425            $(763)          $24,835            $2,799

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


At June 30, 1999, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 3%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income also did not exceed 3%. The results of the simulation for June 30, 1999 indicated that the Corporation was liability sensitive over the 12 and 36-month time horizons. The Corporation was within guidelines for interest rates moving significantly in either direction.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at June 30, 1999 and 1998, and December 31, 1998 are detailed in the table below. At December 31, 1998, the Corporation's financial derivative instruments included a $25 million (notional amount) interest rate swap, which converted a portion of the fixed rate real estate mortgage loan portfolio into a floating rate asset. This swap matured in January 1999.


                                                                    CONTRACTUAL OR NOTIONAL VALUE
                                                            -----------------------------------------------
                                                                 JUNE 30,       JUNE 30,      DECEMBER 31,
                                                                   1999           1998            1998
===========================================================================================================

Commitments to Extend Credit                                    $1,093,187      $1,152,470      $1,169,670

Letters of Credit                                                  145,382         142,776         116,734

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                $  109,009      $   88,117      $  138,727
         Commitments to Sell                                       193,770         170,150         225,846
    Interest-Rate Swap Agreements                                  100,250          90,260         115,343


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


The Corporation's interest-rate swap activity for the six months ended June 30, 1999, is as follows:

                                                   BALANCE                                                         BALANCE
                                                 DECEMBER 31,                                                      JUNE 30,
                                                    1998         ADDITIONS     MATURITIES     TERMINATIONS          1999
============================================================================================================================

Interest-Rate Swaps:
     Receive fixed/pay variable                    $     --      $     --      $     --         $      --          $     --
     Receive variable/pay fixed                      25,000            --        25,000                --                --
     Riggs Bank Europe Limited                       90,343         9,907            --                --           100,250
============================================================================================================================

Total                                              $115,343      $  9,907       $25,000         $      --          $100,250


                  --------------------------------------------------------

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

RIGGS NATIONAL CORPORATION


                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of the shareholders of the Corporation was held on April 14, 1999, in Washington D.C. Chairman of the Board Joe L. Allbritton presided and 26,409,549 of the 28,328,247 shares outstanding as of the record date of February 26, 1999, were represented in person or by proxy.

               1-Elections of Directors
               ------------------------

               Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:


                                            ==================================================================================
                                                                                   Total                    Total
                                                                                   Votes For                Votes Withheld
                                            ==================================================================================
                                            ----------------------------------------------------------------------------------
                                            Joe L. Allbritton                      24,796,819               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Robert L. Allbritton                   24,786,406               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Timothy C. Coughlin                    24,833,368               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            John M. Fahey, Jr.                     24,829,843               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Lawrence I. Hebert                     24,827,992               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Steven B. Pfeiffer                     24,837,998               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            John E.V. Rose                         24,828,163               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Robert L. Sloan                        24,836,041               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Jack Valenti                           24,802,564               1,259,455
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------
                                            Eddie N. Williams                      24,704,060               1,259,455
                                            ----------------------------------------------------------------------------------


               2-Amendment to the 1996 Stock Option Plan
               -----------------------------------------

               By a vote of 15,079,499 For, to 6,628,370  Against,  with 216,285
               Abstaining, the Corporation's shareholders approved a proposal to amend the 1996 Stock Option Plan to increase the number of shares of the Corporation's common stock available for stock option awards from four million to nine million shares.

               3-Amendment to the 1997 Non-Employee Directors Stock Option Plan
               ----------------------------------------------------------------

               By a vote of 15,657,118 For, to 6,037,450  Against,  with 229,586
               Abstaining, the Corporation's shareholders approved a proposal to amend the 1997 Non-Employee Directors Stock Option Plan to increase the number of shares of the Corporation's common stock available for stock option awards from 350,000 shares to 600,000 shares.

               4-Proposal to Elect the Corporation's Independent Accountants
                 Each Year
               -------------------------------------------------------------

               By a vote of 5,106,784 For, to 16,493,890  Against,  with 323,481
               Abstaining, the Corporation's shareholders rejected a proposal to implement procedures to have the shareholders elect the Corporation's independent accountants each year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits
               --------

               The exhibits listed on pages 25 through 26 are incorporated by reference or filed herewith in response to this item.


        (b)    Reports on Form 8-K
               -------------------

                  On July 14, 1999, the Corporation filed a Form 8-K regarding its second quarter 1999 press release dated July 8, 1999. This press release updated financial information filed in the June 16, 1999 Form S-3, which was in anticipation of the Corporation's issuance of $200 million in variable rate Trust Preferred Securities.







                                   SIGNATURES
            Pursuant to the  requirements of the Securities  Exchange Act of
        1934,  the  registrant  has duly  caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


  Date:     August 10, 1999                       /s/ TIMOTHY C. COUGHLIN
       ---------------------------             --------------------------------
                                                      Timothy C. Coughlin
                                                            President






  Date:     August 10, 1999                           /s/ JOHN L. DAVIS
       ---------------------------             --------------------------------
                                                          John L. Davis
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)






  Date:     August 10, 1999                        /s/ ELEANOR L. RUTLAND
       ---------------------------             --------------------------------
                                                       Eleanor L. Rutland
                                                           Comptroller
                                                 (Principal Accounting Officer)



                                INDEX TO EXHIBITS

  EXHIBIT NO.                                     DESCRIPTION                                       PAGES
============================================================================================================

     (3.1)       Restated Certificate of Incorporation of Riggs National Corporation,            Exhibit 3.1
                 dated April 19, 1999.

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

    (10.2)       The 1993 Stock Option Plan and the 1994 Stock  Option Plan,  as
                 amended  April  15,  1998  (Incorporated  by  reference  to the
                 Registrant's  Annual  Meeting Proxy  Statement  filed March 18,
                 1998), and the 1996 Stock Option Plan and the 1997 Non-Employee
                 Directors   Stock  Option  Plan,  as  amended  April  14,  1999
                 (Incorporated by reference to the  Registrant's  Annual Meeting
                 Proxy Statement filed March 17, 1999.)

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



                          INDEX TO EXHIBITS, CONTINUED

  EXHIBIT NO.                                     DESCRIPTION                                       PAGES
============================================================================================================


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