Form 10-Q
period 1999-09-30
RIGGS NATIONAL CORP
filed 1999-11-12
CIK 350847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $2.50 par value                             28,312,197
 -----------------------------                      ------------------------
      (Title of Class)                         (Outstanding at November 9, 1999)

                           RIGGS NATIONAL CORPORATION


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                         PAGE NO.


Item 1. Financial Statements-Unaudited

         Consolidated Statements of Income
         Three and nine months ended September 30, 1999 and 1998            3

         Consolidated Statements of Condition
         September 30, 1999 and 1998, and December 31, 1998                 4

         Consolidated Statements of Changes in Stockholders' Equity
         Nine months ended September 30, 1999 and 1998                      5

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 1999 and 1998                      6

         Notes to the Consolidated Financial Statements                  7-11


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12-20


Item 3. Quantitative and Qualitative Disclosures About Market Risk      21-23


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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                        ----------------------------------------------------------

                                                                              1999          1998           1999          1998
==================================================================================================================================

INTEREST INCOME
  Interest and Fees on Loans                                                 $57,699        $64,312      $171,977       $176,708
  Interest and Dividends on Securities Available for Sale                     19,031         16,960        50,369         55,771
  Interest on Time Deposits with Other Banks                                   4,954         10,305        18,347         24,921
  Interest on Federal Funds Sold and Reverse Repurchase Agreements             2,965          2,195         6,292         10,372
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                       84,649         93,772       246,985        267,772

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                   631          1,340         1,944          4,075
      Money Market Deposit Accounts                                            8,206         10,297        25,153         32,387
      Time Deposits in Domestic Offices                                       10,876         13,961        30,837         33,172
      Time Deposits in Foreign Offices                                         8,172          9,312        24,091         25,294
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                  27,885         34,910        82,025         94,928
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                    7,165          5,742        14,961         15,941
      Long-Term Debt                                                           2,238          4,368        10,974         13,104
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                   9,403         10,110        25,935         29,045
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                      37,288         45,020       107,960        123,973
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                         47,361         48,752       139,025        143,799
  Less:  Provision for Loan Losses                                                 -              -             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                         47,361         48,752       139,025        143,799

NONINTEREST INCOME
  Trust and Investment Advisory Income                                        13,093         11,280        38,383         34,304
  Service Charges and Fees                                                    10,289          9,682        29,619         28,439
  Gain on Sale of Fixed Assets                                                 3,805            126         3,805            133
  Other Noninterest Income                                                     2,382          3,580         6,339          8,375
  Securities Gains, Net                                                           47          8,222         1,151         15,003
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                    29,616         32,890        79,297         86,254

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                              23,318         22,313        67,387         64,028
  Occupancy, Net                                                               4,625          4,889        13,846         13,767
  Data Processing Services                                                     4,594          4,118        13,877         13,275
  Furniture and Equipment                                                      2,575          2,494         7,798          7,518
  Other Real Estate Owned Expense (Income), Net                                 (116)           338           (78)           300
  Other Noninterest Expense                                                   16,638         15,982        49,168         45,724
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                   51,634         50,134       151,998        144,612
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes, Minority Interest, and Extraordinary Loss              25,343         31,508        66,324         85,441
  Applicable Income Tax Expense                                                8,089          9,206        21,807         22,985
  Minority Interest in Income of Subsidiaries, Net of Taxes                    4,987          4,987        14,960         14,960
----------------------------------------------------------------------------------------------------------------------------------
  Income before Extraordinary Loss                                            12,267         17,315        29,557         47,496
  Extraordinary Loss, Net of Taxes                                            (5,061)             -        (5,061)             -
==================================================================================================================================
  Net Income                                                                 $ 7,206        $17,315      $ 24,496       $ 47,496
  Dividends on Preferred Stock                                                     -         (2,688)            -         (8,063)
==================================================================================================================================
  Net Income Available for Common Stockholders                               $ 7,206        $14,627      $ 24,496       $ 39,433

EARNINGS PER COMMON SHARE-              Basic before Extraordinary Loss      $   .43        $   .48      $   1.04       $   1.29
                                        Diluted before Extraordinary             .42            .46          1.01           1.24
                                        Loss

EARNINGS PER COMMON SHARE-              Basic                                $   .25        $   .48      $    .86       $   1.29
                                        Diluted                                  .25            .46           .84           1.24

DIVIDENDS DECLARED AND PAID PER COMMON SHARE                                 $   .05        $   .05      $    .15       $    .15

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)                                                                    SEPTEMBER 30,       SEPTEMBER 30,      DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                               1999                1998               1998
==================================================================================================================================

ASSETS
  Cash and Due from Banks                                                        $  145,518         $  143,124        $  155,003
  Federal Funds Sold and Reverse Repurchase Agreements                              253,000            165,000            75,000
----------------------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                   398,518            308,124           230,003

  Time Deposits with Other Banks                                                    376,554            754,680           696,181
  Securities Available for Sale (at Market Value)                                 1,298,251          1,003,549           970,728

  Loans                                                                           3,250,797          3,354,811         3,258,135
  Reserve for Loan Losses                                                           (51,379)           (54,699)          (54,455)
----------------------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                 3,199,418          3,300,112         3,203,680

  Premises and Equipment, Net                                                       201,841            184,362           203,071
  Other Real Estate Owned, Net                                                          908              2,070             1,680
  Other Assets                                                                      234,365            181,823           196,988
==================================================================================================================================
  Total                                                                          $5,709,855         $5,734,720        $5,502,331

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                            $  641,209         $  609,275        $  732,099
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                      344,315            359,746           434,649
      Money Market Deposit Accounts                                               1,503,612          1,419,580         1,414,278
      Time Deposits in Domestic Offices                                             956,514          1,106,577           917,442
      Time Deposits in Foreign Offices                                              643,352            667,933           646,380
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                 3,447,793          3,553,836         3,412,749
----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                  4,089,002          4,163,111         4,144,848

  Repurchase Agreements and Other Short-Term Borrowings                             786,170            456,340           374,380
  Other Liabilities                                                                  75,036             74,557            48,850
  Long-Term Debt                                                                     66,525            191,525           191,525
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                               5,016,733          4,885,533         4,759,603

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                       350,000            350,000           350,000
==================================================================================================================================

STOCKHOLDERS' EQUITY
  Preferred Stock-$1.00 Par Value
   Shares  Authorized - None at September 30, 1999 and December 31, 1998, and
      25,000,000 at September 30, 1998
      Liquidation Preference - $25 per share
      Shares Issued - Noncumulative Perpetual Series B - None at
       September 30,1999 and December 31, 1998, and 4,000,000 at                        --              4,000                --
        September 30, 1998
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 1999 and 1998,
       and December 31, 1998
      Shares Issued - 31,612,995 at September 30, 1999, 31,554,345 at
         September 30, 1998 and 31,555,345 at December 31, 1998                      79,032             78,886            78,888
  Surplus - Preferred Stock                                                              --             91,192                --
  Surplus - Common Stock                                                            161,418            160,352           160,760
  Undivided Profits                                                                 205,001            187,577           184,794
  Accumulated Other Comprehensive Income                                            (30,972)               903            (2,548)
  Treasury Stock - 3,300,798 shares at September 30, 1999, 900,798
   shares at September 30, 1998, and 1,175,798 at December 1, 1998                  (71,357)           (23,723)          (29,166)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                        343,122            499,187           392,728
==================================================================================================================================
  Total Liabilities and Stockholders' Equity                                     $5,709,855         $5,734,720        $5,502,331


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED     COMMON                             ACCUMULATED
                                         STOCK       STOCK                                 OTHER                         TOTAL
                                         $1.00       $2.50                UNDIVIDED    COMPREHENSIVE     TREASURY    STOCKHOLDERS'
                                          PAR         PAR      SURPLUS     PROFITS     INCOME (LOSS)      STOCK          EQUITY
===================================================================================================================================

Balance, December 31, 1997                $  4,000   $ 78,654   $250,352    $152,732         $  1,167     $(23,723)        $463,182

Comprehensive Income:
   Net Income                                                                 47,496                                       $ 47,496
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for
Sale, Net
      of Reclassification                                                                        (710)                         (710)
Adjustments
    Foreign Exchange
      Translation Adjustments                                                                     446                           446
                                                                                                                    ----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                             (264)
                                                                                                                    ----------------
Total Comprehensive Income (Loss)                                                                                          $ 47,232

Issuance of Common Stock for
  Stock Option Plans, 92,559 Shares                       232      1,192                                                      1,424

Cash Dividends -
  Series B Preferred Stock,
   $2.015625 per Share                                                        (8,063)                                        (8,063)
  Common Stock, $.15 per Share                                                (4,588)                                        (4,588)
====================================================================================================================================

Balance, September 30, 1998               $  4,000   $ 78,886   $251,544    $187,577         $    903     $(23,723)        $499,187


Balance, December 31, 1998                $     --   $ 78,888   $160,760    $184,794         $ (2,548)    $(29,166)        $392,728

Comprehensive Income:
   Net Income                                                                 24,496                                       $ 24,496
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for
Sale, Net
      of Reclassification                                                                     (27,890)                      (27,890)
Adjustments
    Foreign Exchange
      Translation Adjustments                                                                    (534)                         (534)
                                                                                                                    ----------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          (28,424)
                                                                                                                    ----------------
Total Comprehensive Income (Loss)                                                                                           $(3,928)

Issuance of Common Stock for
  Stock Option Plans, 57,650 Shares                       144        658                                                        802

Cash Dividends -
  Common Stock, $.15 per Share                                                (4,289)                                        (4,289)

Common Stock Repurchase -
  2,125,000 shares                                                                                         (42,191)         (42,191)
====================================================================================================================================

Balance, September 30, 1999               $     --   $ 79,032   $161,418    $205,001         $(30,972)    $(71,357)        $343,122

(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(in thousands)                                                                                        NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                 -----------------------------
                                                                                                       1999           1998
==============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                          $   24,496    $   47,496
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Other Real Estate Owned Writedowns                                                       16           850
     Depreciation Expense and Amortization of Leasehold Improvements                                     8,716         8,522
     Gains on Sale of Securities Available for Sale                                                     (1,151)      (15,003)
     Gains on Sale of Other Real Estate Owned                                                              (61)         (493)
     (Increase) Decrease in Other Assets                                                               (22,359)       13,086
     Increase (Decrease) in Other Liabilities                                                           26,186      (116,736)
------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                     11,347      (109,774)
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Operating Activities                                                   35,843       (62,278)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) In Time Deposits with Other Banks                                            319,627      (512,867)
  Principal Collections and Maturities of Securities Available for Sale                              2,898,637     3,814,924
  Proceeds from Sales of Securities Available for Sale                                                  81,337     1,486,053
  Purchases of Securities Available for Sale                                                        (3,349,254)   (4,618,065)
  Net Decrease (Increase) in Loans                                                                       4,356      (468,454)
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                         816         2,651
  Net Increase in Premises and Equipment                                                                (7,486)      (27,507)
  Other, Net                                                                                               (93)          332
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                                  (52,060)     (322,933)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                             (91,890)     (523,443)
    Time Deposits                                                                                       36,044       388,636
    Repurchase Agreements and Other Short-Term Borrowings                                              411,790       103,832
  Repayment of Long-Term Debt                                                                         (125,000)           --
  Proceeds from the Issuance of Common Stock                                                               802         1,424
  Dividend Payments - Preferred                                                                             --        (8,063)
                    - Common                                                                            (4,289)       (4,588)
  Repurchase of Common Shares                                                                          (42,191)           --
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing Activities                                                    185,266       (42,202)
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                           (534)          446
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                   168,515      (426,967)
Cash and Cash Equivalents at Beginning of Period                                                       230,003       735,091
==============================================================================================================================
Cash and Cash Equivalents at End of Period                                                          $  398,518    $  308,124


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                      $       --    $       --

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                         $  109,700   $   120,906
  Income Tax Payments                                                                                      128         8,067

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of our estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior-period amounts to conform with the current period's presentation. The results of operations for the first nine months of 1999 are not necessarily indicative of the results to be expected for the full 1999 year.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per share computations are as follows:

                                                              NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                                      ================================== ===================================
                                                           BASIC            DILUTED           BASIC            DILUTED
                                                            EPS               EPS              EPS               EPS
                                                      ----------------- ---------------- ----------------- -----------------

Income before Extraordinary Loss                              $29,557          $29,557           $47,496           $47,496
Extraordinary Loss, Net of Tax                                 (5,061)          (5,061)               --                --
                                                      ----------------- ---------------- ----------------- -----------------
Net Income                                                     24,496           24,496            47,496            47,496
Dividends on Preferred Stock                                       --               --            (8,063)           (8,063)
                                                      ----------------- ---------------- ----------------- -----------------
Income Available to Common Shareholders                       $24,496          $24,496           $39,433           $39,433

Weighted-Average Shares Outstanding                        28,514,728       28,514,728        30,602,344        30,602,344
Weighted-Average Dilutive Effect
   of Stock Option Plans                                          n/a          607,025               n/a         1,093,063
                                                      ----------------- ---------------- ----------------- -----------------
Adjusted Weighted-Average Shares Outstanding               28,514,728       29,121,753        30,602,344        31,695,407

Basic EPS before Extraordinary Loss                           $  1.04                            $  1.29
Diluted EPS before Extraordinary Loss                                          $  1.01                             $  1.24

Basic EPS                                                     $   .86                            $  1.29
Diluted EPS                                                                    $   .84                             $  1.24


                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                                      ================================== ===================================
                                                           BASIC            DILUTED           BASIC            DILUTED
                                                            EPS               EPS              EPS               EPS
                                                      ----------------- ---------------- ----------------- -----------------

Income before Extraordinary Loss                              $12,267          $12,267           $17,315           $17,315
Extraordinary Loss, Net of Tax                                 (5,061)          (5,061)               --                --
                                                      ----------------- ---------------- ----------------- -----------------
Net Income                                                      7,206            7,206            17,315            17,315
Dividends on Preferred Stock                                       --               --            (2,688)           (2,688)
                                                      ----------------- ---------------- ----------------- -----------------
Income Available to Common Shareholders                       $ 7,206          $ 7,206           $14,627           $14,627

Weighted-Average Shares Outstanding                        28,300,240       28,300,240        30,644,298        30,644,298
Weighted-Average Dilutive Effect
   of Stock Option Plans                                          n/a          632,275               n/a         1,043,950
                                                      ----------------- ---------------- ----------------- -----------------
Adjusted Weighted-Average Shares Outstanding               28,300,240       28,932,515        30,644,298        31,688,248

Basic EPS before Extraordinary Loss                           $   .43                            $   .48
Diluted EPS before Extraordinary Loss                                          $   .42                             $   .46

Basic EPS                                                     $   .25                            $   .48
Diluted EPS                                                                    $   .25                             $   .46

NOTE 3. OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                      Before-        Tax
                                                                                       Tax        (Expense)     Net-of-Tax
                                                                                      Amount       Benefit        Amount
=============================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 1999:
Foreign Currency Translation Adjustments (1)                                          $   (189)     $   (345)      $   (534)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                              (41,757)       14,615        (27,142)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income           (1,151)          403           (748)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                        (42,908)       15,018        (27,890)
==============================================================================================================================

Other Comprehensive Income (Loss)                                                     $(43,097)      $14,673       $(28,424)

NINE MONTHS ENDED SEPTEMBER 30, 1998:
Foreign Currency Translation Adjustments (1)                                          $   (902)      $ 1,348       $    446
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                               13,911        (4,869)         9,042
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income          (15,003)        5,251         (9,752)
---------------------------------------------------------------------------------- ------------- ------------- --------------
  Net Unrealized Gains (Losses)                                                         (1,092)          382           (710)
=============================================================================================================================

Other Comprehensive Income (Loss)                                                     $ (1,994)      $ 1,730       $   (264)

(1) Tax (expense) benefit on foreign currency translation adjustments is calculated on the hedge contracts only. Before-tax amounts include activity on hedge contracts and the foreign currency translation adjustment.



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                              Foreign       Unrealized       Accumulated
                                                                             Currency       Gain (Loss)         Other
                                                                            Translation    on Securities    Comprehensive
                                                                            Adjustments                     Income (Loss)
=============================================================================================================================
NINE MONTHS ENDED SEPTEMBER  30, 1999:
Balance, December 31, 1998                                                       $(1,349)      $ (1,199)          $ (2,548)
Current-Period Change                                                               (534)       (27,890)           (28,424)
------------------------------------------------------------------------- ---------------- -------------- ------------------
Balance, September 30, 1999                                                      $(1,883)      $(29,089)          $(30,972)

NINE MONTHS ENDED SEPTEMBER 30, 1998:
Balance, December 31, 1997                                                       $  (872)      $  2,039           $  1,167
Current-Period Change                                                                446           (710)              (264)
------------------------------------------------------------------------- ---------------- -------------- ------------------
Balance, September 30, 1998                                                      $  (426)      $  1,329           $    903



NOTE 4.  FIXED ASSETS

In the third quarter of 1999, we recorded a gain on sale of the corporate aircraft of $3.8 million. The aircraft was sold to entities directly or indirectly owned by Mr. Allbritton (Chairman of the Board and Chief Executive Officer of the Corporation). The increase in premises and equipment of $18.7 million from September 30, 1998 to December 31, 1998 reflects payments toward a replacement aircraft, which we acquired during the third quarter of 1999. The decrease in premises and equipment from year end 1998 to September 30, 1999 included a reduction for the sale of the older aircraft, which had a book value of $6.5 million. This decrease was partially offset by the addition of an International Financial Center in Washington, D.C., and by final payment on the new aircraft.

NOTE 5. SEGMENT PROFITABILITY

===================================================================================================================================
                                                INTERN-                                                                 RIGGS
NINE MONTHS ENDED                               ATIONAL      RIGGS &                                   RECON-         NATIONAL
SEPTEMBER 30, 1999                 BANKING      BANKING      COMPANY      TREASURY       OTHER        CILIATION      CORPORATION
------------------------------- -------------- ----------- ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $  140,260    $ 40,378      $  8,245   $   75,801    $   38,543
Interest Expense                      43,670      46,797        11,797       22,157        37,405
Funds Transfer Income                 (1,898)     28,258        12,967      (45,123)        5,796
(Expense)
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           94,692      21,839         9,415        8,521         6,934
  Tax-Equivalent
Tax Equivalent Adjustment             (1,948)         --            --         (428)           --
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   92,744    $ 21,839      $  9,415   $    8,093    $    6,934    $        --       $  139,025
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $   29,790    $  2,130      $ 40,218   $    1,843    $    5,316
  Customers
Intersegment Noninterest               1,674       3,150           411            1         2,360
Income
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   31,464    $  5,280      $ 40,629   $    1,844    $    7,676    $    (7,596)      $   79,297
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    5,572    $    495      $    683   $       10    $    5,402
Direct Expense                        43,835      15,539        25,924        2,292        59,842
Overhead and Support                  43,724       8,209         9,569        1,271       (62,773)
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   93,131    $ 24,243      $ 36,176   $    3,573    $    2,471    $    (7,596)      $  151,998
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes and    $   31,077    $  2,876      $ 13,868   $    6,364    $   12,139    $        --       $   66,324
  Minority Interest
                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------

                                -------------- ----------- ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,748,603    $829,817      $204,836   $1,840,020    $1,091,927    $(1,185,333)      $5,529,870
===================================================================================================================================


Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have five reportable segments: Banking, International Banking, Riggs & Company, Treasury and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes the Corporation's Washington, D.C. based embassy-banking business and the London-based banking subsidiary, Riggs Bank Europe Limited. The Riggs & Company segment is a division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our company. "Other" consists of our unallocated parent company income and expense, net interest income from unallocated equity and foreclosed real estate activities.

We evaluate segment performance based on net income before taxes and minority interest. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. We account for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred.

Reconciliations are provided from the segment totals to our consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset as these items result from intercompany transactions. For years in which we have either no provision for loan losses or a reduction to the reserve for loan losses, an allocation of loan loss is not provided to the segments. The reconciliation of total average assets represents the elimination of intercompany transactions.



===================================================================================================================================
                                                  INTER-                                                                RIGGS
NINE MONTHS ENDED                                NATIONAL      RIGGS &                                   RECON-        NATIONAL
SEPTEMBER 30, 1998                 BANKING       BANKING       COMPANY      TREASURY       OTHER        CILIATION     CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $  142,996      $ 38,529     $  9,460   $   84,876    $   47,497
Interest Expense                      56,028        48,262       10,763       25,358        36,854
Funds Transfer Income                 13,194        31,300       10,090      (59,686)        5,102
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),          100,162        21,567        8,787         (168)       15,745
  Tax-Equivalent
Tax Equivalent Adjustment               (786)           --           --       (1,508)           --
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   99,376      $ 21,567     $  8,787   $   (1,676)   $   15,745    $        --       $  143,799
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $   29,606      $  2,667     $ 36,042   $   16,353    $    1,586
  Customers
Intersegment Noninterest                  --         2,840          332            1         1,268
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   29,606      $  5,507     $ 36,374   $   16,354    $    2,854    $    (4,441)      $   86,254
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    5,242      $    464     $  1,207   $       10    $    5,137
Direct Expense                        41,253        14,780       21,564        1,131        58,265
Overhead and Support                  48,434         7,040        7,788        1,118       (64,380)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   94,929      $ 22,284     $ 30,559   $    2,259    $     (978)   $    (4,441)      $  144,612
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $   34,053      $  4,790     $ 14,602   $   12,419    $   19,577    $        --       $   85,441
and  Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,607,006      $686,072     $201,486   $1,946,827    $1,191,931    $(1,059,943)      $5,573,379
===================================================================================================================================


===================================================================================================================================
                                                  INTER-                                                                 RIGGS
THREE MONTHS ENDED                               NATIONAL      RIGGS &                                   RECON-         NATIONAL
SEPTEMBER 30, 1999                 BANKING       BANKING       COMPANY      TREASURY       OTHER        CILIATION      CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   47,616      $ 13,577     $  2,737    $  28,506    $   11,957
Interest Expense                      13,501        15,259        4,006       10,260        13,205
Funds Transfer Income                 (3,268)        9,042        4,348      (13,760)        3,638
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           30,847         7,360        3,079        4,486         2,390
  Tax-Equivalent
Tax Equivalent Adjustment               (801)           --           --           --            --
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   30,046      $  7,360     $  3,079    $   4,486    $    2,390    $        --       $   47,361
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest Income-External       $   10,307      $    730     $ 13,697    $     958    $    3,924
  Customers
Intersegment Noninterest               1,415         1,182           69           --           561
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $   11,722      $  1,912     $ 13,766    $     958    $    4,485    $    (3,227)      $   29,616
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    1,847      $    171     $    228    $       4    $    1,775
Direct Expense                        15,099         5,610        8,521        1,533        20,073
Overhead and Support                  15,005         2,916        3,353          494       (21,768)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   31,951      $  8,697     $ 12,102    $   2,031    $       80    $    (3,227)      $   51,634
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $    9,817      $    575     $  4,743    $   3,413    $    6,795    $        --       $   25,343
and  Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,792,640      $832,585     $202,657   $2,001,130    $1,018,206    $(1,235,959)      $5,611,259
===================================================================================================================================


===================================================================================================================================
                                                  INTER-                                                                 RIGGS
THREE MONTHS ENDED                               NATIONAL      RIGGS &                                  RECON-          NATIONAL
SEPTEMBER 30, 1998                 BANKING       BANKING       COMPANY      TREASURY       OTHER       CILIATION       CORPORATION
------------------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------------
NET INTEREST INCOME
Interest Income                   $   51,998      $ 14,404     $  3,164   $   26,587    $   15,580
Interest Expense                      19,311        17,259        4,434        8,943        12,285
Funds Transfer Income                  2,003        10,128        4,166      (17,844)        1,547
(Expense)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss),           34,690         7,273        2,896         (200)        4,842
  Tax-Equivalent
Tax Equivalent Adjustment               (267)           --           --         (482)           --
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Net Interest Income (Loss)        $   34,423      $  7,273     $  2,896   $     (682)   $    4,842    $        --       $   48,752
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST INCOME
Noninterest                       $    9,957      $    835     $ 11,903   $    8,844    $    1,351
Income-External
  Customers
Intersegment Noninterest                  --           939          111           --           423
Income
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Income          $    9,957      $  1,774     $ 12,014   $    8,844    $    1,774    $    (1,473)      $   32,890
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

NONINTEREST EXPENSE
Depreciation and Amortization     $    1,732      $    155     $    403   $        3    $    1,726
Direct Expense                        14,253         4,876        7,250          374        20,835
Overhead and Support                  17,044         2,471        2,669          464       (22,648)
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Noninterest Expense         $   33,029      $  7,502     $ 10,322   $      841      $    (87)   $    (1,473)      $   50,134
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

Income (Loss) Before Taxes        $   11,351      $  1,545     $  4,588   $     7,321    $   6,703    $        --       $   31,508
and  Minority Interest
                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------

                                -------------- ------------ ------------ ------------- ------------- -------------- ----------------
Total Average Assets              $2,764,563      $761,922     $197,865   $1,815,424    $1,198,431    $(1,014,172)      $5,724,033
===================================================================================================================================




NOTE 6. NEW FINANCIAL ACCOUNTING STANDARDS


SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 will require us to record derivative instruments, such as interest-rate swap agreements on the Consolidated Statement of Condition as assets or liabilities, measured at fair value. Currently we treat such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 137, issued in June 1999, deferred the effective date for implementation of SFAS No. 133 to January 1, 2001. We do not anticipate any material impact from the implementation of SFAS No. 133.

NOTE 7. OTHER EVENTS

On June 16, 1999, we filed a registration statement with the Securities and Exchange Commission to issue $200 million of variable rate Trust Preferred Securities. On July 22, 1999, because of market volatility, we announced our decision to postpone the issuance. On that same date, we completed our redemption of $125 million of 8.5% subordinated notes due in 2006, at the price of 104.25%, using general corporate funds to retire the debt. As a result of the redemption, we recorded an extraordinary expense of $5.1 million, after tax.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


Results of Operations

We earned $7.2 million of net income for the third quarter of 1999 compared to $17.3 million for the same period a year ago. Earnings per share were $.25 compared to $.46 for the same period in the prior year. For the first nine months of 1999, we had net income of $24.5 million, or $.84 per diluted share, compared with $47.5 million, or $1.24 a share, for the first nine months of 1998.

Non-recurring items contributed significantly to the quarterly and year-to-date reductions in net income. During the current quarter we recorded an after tax extraordinary expense of $5.1 million from the redemption of $125 million of 8.5% subordinated notes. Our results in 1998 were improved by $8.2 million of non-recurring securities gains in the third quarter and $15.0 million in securities gains for the first nine months of 1998. The extraordinary expense in 1999 was partially offset by a $3.8 million gain from the sale of the corporate aircraft as the aircraft was replaced in the current quarter of 1999. In addition, a reduction in net interest income due to our redemption of preferred stock and repurchase of common stock, and a higher income tax rate in 1999, reduced net income in the current period.


NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $48.2 million in the third quarter of 1999, decreasing $1.3 million from the third quarter of 1998. Net interest income on a tax-equivalent basis was $141.4 million for the first nine months of 1999, compared with $146.1 million for the same period in 1998. The decreases from the prior year's quarter and year-to-date periods were primarily due to funds expended in redeeming Preferred Stock in the fourth quarter of 1998 and Common Stock in both the fourth quarter of 1998 and the first quarter of 1999, partially offset by a reduction in interest expense due to the redemption of the $125 million in subordinated notes.


NET INTEREST INCOME CHANGES (1)

                                               Three Months Ended                          Nine Months Ended
                                           SEPTEMBER 30, 1999 VS 1998                 SEPTEMBER 30, 1999 VS 1998
                                        ----------------------------------        ----------------------------------
                                          DUE TO      DUE TO     TOTAL               DUE TO      DUE TO     TOTAL
(IN THOUSANDS)                             RATE       VOLUME     CHANGE               RATE       VOLUME     CHANGE
=====================================================================================================================

Interest Income:
   Loans, Including Fees                   $(6,250)      $171   $ (6,079)            $(14,184)   $10,615    $(3,569)
   Securities Available for Sale               216      1,373      1,589               (1,845)    (4,637)    (6,482)
   Time Deposits with Other Banks             (830)    (4,520)    (5,350)              (2,734)    (3,840)    (6,574)
   Federal Funds Sold and Reverse
    Repurchase Agreements                     (149)       918        769                 (974)    (3,106)    (4,080)
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                       (7,013)    (2,058)    (9,071)             (19,737)      (968)   (20,705)

Interest Expense:
   Interest-Bearing Deposits                (6,471)      (553)    (7,024)             (19,165)     6,263    (12,902)
   Repurchase Agreements and Other
      Short-Term Borrowings                   (407)     1,829      1,422               (1,854)       873       (981)
   Long-Term Debt                              197     (2,327)    (2,130)                 147     (2,277)    (2,130)
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                      (6,681)    (1,051)    (7,732)             (20,872)     4,859    (16,013)
=====================================================================================================================

Net Interest Income                        $  (332)   $(1,007)   $(1,339)             $ 1,135    $(5,827)   $(4,692)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                               SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                         -------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                AVERAGE     INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE        BALANCE     EXPENSE     RATE
==============================================================================================================================

ASSETS

  Loans, Including Fees (2)                               $3,213,650     $58,500   7.22 %    $3,217,128     $64,579      7.96 %
  Securities Available for Sale (3)                        1,255,783      19,031   6.01       1,165,177      17,442      5.94
  Time Deposits with Other Banks                             387,892       4,954   5.07         736,915      10,304      5.55
  Federal Funds Sold and Reverse Repurchase Agreements       224,509       2,965   5.24         155,553       2,196      5.60
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           5,081,834      85,450   6.67       5,274,773      94,521      7.11

  Reserve for Loan Losses                                    (52,224)                           (54,692)
  Cash and Due from Banks                                    151,931                            137,172
  Other Assets                                               429,718                            366,780

=================================================================================================================================
  Total Assets                                            $5,611,259                         $5,724,033

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                               $3,564,923     $27,885   3.10 %    $3,570,113     $34,909      3.88 %
  Repurchase Agreements and Other Short-Term Borrowings      624,094       7,165   4.55         455,047       5,743      5.01
  Long-Term Debt                                              93,699       2,238   9.48         191,525       4,368      9.05
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     4,282,716      37,288   3.45       4,216,685      45,020      4.24

  Demand Deposits                                            579,101                            613,268
  Other Liabilities                                           65,965                             55,516
  Minority Interest in Preferred Stock of Subsidiaries       350,000                            350,000
  Stockholders' Equity                                       333,477                            488,564

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Stockholders' Equity                                 $5,611,259                         $5,724,033

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                         $48,162   3.22 %                   $49,501      2.87 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.76 %                                3.72 %

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 1999, excluding securities gains, totaled $29.6 million, an increase of $4.9 million from the same period a year ago. This increase was mostly due to a $3.8 million gain from the sale of the corporate aircraft, which was replaced during the quarter, and increases in trust and investment advisory income of $1.8 at Riggs & Company. Riggs & Company is our private client services division. This increase was partially offset by a decrease in other noninterest income.

For the first nine months of 1999, noninterest income excluding securities gains totaled $78.1 million, an increase of $6.9 million from the first nine months of 1998. The increase in noninterest income for the nine month period was partially due to the $3.8 million gain discussed above and a 12% increase in trust and investment advisory income of Riggs & Company, partially offset by a decrease of $2.0 million in other noninterest income. This decrease was partly the result of lower deposit account and ATM fees, as consumers move towards the use of debit cards and the use of ATMs by non-Riggs customers declined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                                         -------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                AVERAGE     INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE        BALANCE     EXPENSE     RATE
=================================================================================================================================

ASSETS

  Loans, Including Fees (2)                               $3,195,091    $173,925   7.28 %    $3,010,016    $177,494      7.88 %
  Securities Available for Sale (3)                        1,151,402      50,797   5.90       1,255,696      57,279      6.10
  Time Deposits with Other Banks                             506,533      18,347   4.84         607,038      24,921      5.49
  Federal Funds Sold and Reverse Repurchase Agreements       167,519       6,292   5.02         247,887      10,372      5.59
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           5,020,545     249,361   6.64       5,120,637     270,066      7.05

  Reserve for Loan Losses                                    (53,055)                           (53,152)
  Cash and Due from Banks                                    148,358                            146,882
  Other Assets                                               414,022                            359,012

=================================================================================================================================
  Total Assets                                            $5,529,870                         $5,573,379

LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY

  Interest-Bearing Deposits                               $3,545,657    $ 82,025   3.09 %    $3,300,508    $ 94,927      3.85 %
  Repurchase Agreements and Other Short-Term Borrowings      470,094      14,961   4.26         424,931      15,942      5.02
  Long-Term Debt                                             158,558      10,974   9.25         191,525      13,104      9.15
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     4,174,309     107,960   3.46       3,916,964     123,973      4.23

  Demand Deposits                                            595,877                            765,750
  Other Liabilities                                           62,401                             63,369
  Minority Interest in Preferred Stock of Subsidiaries       350,000                            350,000
  Stockholders' Equity                                       347,283                            477,296

------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Stockholders' Equity                                 $5,529,870                         $5,573,379

==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                        $141,401   3.18 %                  $146,093      2.82 %

==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.77 %                                3.81 %

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 1999 was $51.6 million, up 3% from the $50.1 million reported for the three months ended September 30, 1998. For the nine months ended September 30, 1999, noninterest expense was $152.0 million, an increase of $7.4 million from the same period a year ago. The increases were due to added personnel costs during the year, partially related to new business initiatives, and increases in other noninterest expense, such as increased data processing and advertising costs in 1999, and the addition of the International Financial Center in Washington, D.C.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


Financial Condition

SECURITIES

Securities available for sale totaled $1.30 billion at September 30, 1999, compared to $970.7 million at year-end 1998, and $1.00 billion at September 30, 1998. The activity for the first nine months included purchases of securities available for sale totaling $3.35 billion, which were partially offset by maturities and sales of securities available for sale totaling $2.97 billion. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 4.1 years and 5.97%, respectively, at September 30, 1999.

                                      SEPTEMBER 30, 1999               SEPTEMBER 30, 1998              DECEMBER 31, 1998
                                -------------------------------  ------------------------------  -------------------------------
                                  AMORTIZED        MARKET/         AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE             COST        BOOK VALUE           COST        BOOK VALUE          COST        BOOK VALUE
================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities            $  314,267      $  298,605       $        -     $        -       $  113,677      $  111,750
Government Agencies Securities         438,809         435,975          808,845        809,428          391,165         391,344
Mortgage-Backed Securities             526,640         500,384          124,383        125,229          424,152         423,503
Other Securities                        63,287          63,287           68,277         68,892           43,577          44,131
=================================================================================================================================

Total                               $1,343,003      $1,298,251       $1,001,505     $1,003,549       $  972,571      $  970,728


LOANS

At September 30, 1999, total loans outstanding amounted to $3.25 billion, decreasing slightly from the December 31, 1998 total of $3.26 billion. The decrease in loans from December 31, 1998, was primarily attributed to decreases in residential mortgage loans of $38.7 million and real estate/commercial construction loans of $10.1 million, partially offset by an increase of $44.3 million in commercial and financial loans.

                                                       SEPTEMBER 30,        SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                             1999                 1998                 1998
================================================================================================================

Commercial and Financial                                  $  713,081           $  696,045           $  668,778
Real Estate - Commercial/Construction                        399,440              418,928              409,586
Residential Mortgage                                       1,237,522            1,333,954            1,276,257
Home Equity                                                  311,958              329,275              314,347
Consumer                                                      72,090               69,860               69,419
Foreign                                                      522,291              508,033              522,032
----------------------------------------------------------------------------------------------------------------

Total Loans                                                3,256,382            3,356,095            3,260,419

Net Deferred Loan Fees,
 Premiums and Discounts                                       (5,585)              (1,284)              (2,284)
================================================================================================================

Loans                                                     $3,250,797           $3,354,811           $3,258,135

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                     NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                           -------------------------------------
                                                                                                     1999              1998
================================================================================================================================
Balance, January 1                                                                                  $ 54,455          $ 52,381
Provision for loan losses                                                                                 --                --

Loans charged-off                                                                                      4,337             2,548
   Less: Recoveries on charged-off loans                                                               1,355             4,532
--------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                      2,982            (1,984)

Foreign exchange translation adjustments                                                                 (94)              334

=================================================================================================================================
Balance, September 30                                                                               $ 51,379          $ 54,699

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $53.5 million at September 30, 1999, a $22.1 million increase from the year-end 1998 total of $31.4 million and a $49.8 million increase from the September 30, 1998 total. The increase in nonperforming assets from both periods was mainly due to nonperforming loans in which we have participated with other major banks. These credits include a $25.0 million loan to a commercial real estate financing company that was placed on nonaccrual in the fourth quarter of 1998. In addition, a $13.7 million loan to a health care entity and a $12.0 million loan to a computer equipment manufacturing and service company were placed on nonaccrual in the third quarter of 1999. These three credits are considered impaired. Impaired loans including the three credits totaled $52.0 million at September 30, 1999. The assigned reserve for loan losses for impaired loans was $11.4 million at September 30, 1999.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans decreased $16.6 million during the first nine months of 1999 to $8.6 million, mostly due to repayment of a foreign government overdraft of $15.8 million. There were no potential problem loans at September 30, 1999 and December 31, 1998. The $25.0 potential problem loan at September 30, 1998 was reclassified as nonaccrual during the fourth quarter of 1998.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                      SEPTEMBER 30,   SEPTEMBER  30,      DECEMBER 31,
(IN THOUSANDS)                                                               1999              1998           1998
=======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                                        $51,203          $ 1,519           $26,831
Renegotiated Loans                                                            1,409               84             2,920
Other Real Estate Owned, Net                                                    908            2,070             1,680
========================================================================================================================
Total Nonperforming Assets                                                  $53,520          $ 3,673           $31,431

PAST-DUE LOANS (2)                                                          $ 8,647          $10,527           $25,269

POTENTIAL PROBLEM LOANS                                                     $    --          $25,000           $    --

(1) - Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.

(2) - Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.09 billion at September 30, 1999, decreasing $55.8 million from the December 31, 1998 deposit total, and $74.1 million from September 30, 1998. The decrease from the year-end balance was due primarily to decreases in demand, savings and NOW deposit accounts. Demand deposits decreased by $90.9 million, and savings and NOW accounts by $90.3 million from the December 31, 1998 balances. These decreases from year-end were partially due to increases in sweep activity from demand to money market accounts. Money market account balances increased by $89.3 million in total from year-end. The decrease from the September 30, 1998 balance was due primarily to decreases in time deposits in both domestic and foreign offices of $174.6 million, partially offset by increases in money market accounts of $84.0 million. The decrease in time deposits was primarily caused by a decrease in large dollar certificates of deposits.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings increased by $411.8 million from the year-end 1998 balance, and $329.8 million from the September 30, 1998 balance. The increase in short-term borrowings from both periods was primarily because we borrowed $400 million from the Federal Home Loan Bank of Atlanta (FHLB), at an average rate of 4.99%. $300 million, callable by the FHLB in the year 2000, has a final maturity of ten years. Another $100 million, also callable next year, has a final maturity of five years. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives, and are used to generate cash and maintain adequate levels of liquidity.

The decrease in long-term debt was due to our redemption of $125 million of 8.5% subordinated notes due in 2006, at the price of 104.25%. General corporate funds were used to retire the debt. We recorded an extraordinary expense of $5.1 million, after tax, as a result of the redemption.

                                                              SEPTEMBER 30,       SEPTEMBER 30,         DECEMBER 31,
(IN THOUSANDS)                                                      1999                 1998                 1998
======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings              $786,170            $456,340            $374,380

Subordinated Debentures due 2009                                     66,525              66,525              66,525
Subordinated Notes due 2006                                              --             125,000             125,000
----------------------------------------------------------- ---------------- -- ---------------- --- -----------------
Total Long-Term Debt                                                 66,525             191,525             191,525
======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt                     $852,695            $647,865            $565,905


LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations and those of our banking subsidiaries. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At September 30, 1999, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.07 billion (36% of total assets). This compares with $1.90 billion (34%) at December 31, 1998, and $2.07 billion (36%) at September 30, 1998. At September 30, 1999, $887.4 million of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $727.4 million at December 31, 1998, and $865.0 million at September 30, 1998.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, we have a line of credit available through our membership in the Federal Home Loan Bank of Atlanta (FHLB Atlanta). At September 30, 1999, December 31, 1998, and September 30, 1998, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.40 billion, $1.50 billion, and $1.09 billion, respectively. Of this availability, $431.9 million, $31.7 million, and $122.4 million were outstanding at September 30, 1999, December 31, 1998, and September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

Total stockholders' equity at September 30, 1999 was $343.1 million, a decrease of $49.6 million from year-end 1998. The decrease from year-end was primarily the result of repurchases of Common Stock in the first quarter of 1999, totaling 2,125,000 shares at a cost of $42.2 million, and an unrealized loss in our securities portfolio of $29.1 million, after tax. For more information on our securities portfolio, see the discussion under "Securities" in the Management's Discussion and Analysis of this Form 10-Q.

Total stockholders' equity decreased $156.1 million from September 30, 1998. The decrease year to year was primarily the result of the redemption of Riggs' $100 million 10.75% Noncumulative Perpetual Preferred Stock on October 1, 1998, repurchases of Common Stock, and unrealized losses in our securities portfolio. The repurchases of Common Stock totaled 275,000 shares in the fourth quarter of 1998 and 2,125,000 shares in the first quarter of 1999, at a cost of $5.4 and $42.2 million, respectively. The unrealized losses in the securities portfolio totaled $27.9 million, after tax, at September 30, 1999.

Book value per common share was $12.12 as of September 30, 1999 compared to $12.93 at year-end 1998 and $13.18 at September 30, 1998. Following are our capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at September 30, 1999 and 1998, and December 31, 1998.



                                                    SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,      REQUIRED
                                                         1999            1998            1998          MINIMUMS
================================================================================================================
RIGGS NATIONAL CORPORATION:
     Tier I                                             13.76%          17.15%          14.63%          4.00%
     Combined Tier I and Tier II                        23.25           28.23           27.51           8.00
     Leverage                                            8.67           11.46            9.33           4.00

RIGGS BANK N.A.:
     Tier I                                             13.36           12.23           12.17           4.00
     Combined Tier I and Tier II                        14.61           13.48           13.43           8.00
     Leverage                                            8.69            8.78            8.26           4.00

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 READINESS DISCLOSURE

GENERAL
Advances and changes in technology can have a significant impact on our business. Financial institutions are dependent on information systems and also have many external interdependencies with other companies. Many computer programs were designed to recognize calendar years by their last two digits. Calculations performed using these digits may not work properly with dates beginning in the Year 2000 and beyond. The Year 2000 issue creates risk for us from unforeseen problems in our computer systems and from Year 2000 issues with our vendors, service providers and customers.

APPROACH AND RISKS
We began to identify the risks associated with the Year 2000 in 1995. We established a corporate oversight structure to ensure timely risk assessments, remediation plans, systems testing, conversions, and centralized management of the project. The structure of the effort entails a number of groups, each addressing a different aspect of the project, and reporting to the Year 2000 Program Manager. Oversight of the entire project is performed by the Year 2000 Advisory Group. This is a management committee appointed by the Board of Directors that reports to the Board on a quarterly basis.

We determined that an enterprise-wide business risk-assessment approach is most appropriate for addressing and remediating Year 2000 problems. This included an assessment of the information technology resources of each of our functional areas, as well as separate assessments of information technology vendors and suppliers, mainframe applications, third party suppliers, alternative platforms, and non-information technology and facilities risks.

In addition to systems-related risks, we undertook a review of risks created by potential business interruptions suffered by our major business counterparties, both domestic and foreign. We divided our business counterparties into three broad categories: Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources) and Capital Markets partners (trading counterparties and fiduciary relationships). For those business partners that would have a significant impact on our liquidity, income, or capital markets activities, should they encounter significant business interruption due to the Year 2000, we have worked with them to assess their readiness and contingency plans for recovering from an abrupt interruption.

After the assessment phase, Year 2000 efforts focused on remediation and verification. We developed detailed action plans to address mainframe systems, third party servicers, embedded technology and facilities and non-information technology issues. For purchased systems and software and third party servicers, the Year 2000 efforts involved contacting the vendors or suppliers and determining the Year 2000 status of the various systems and of the plans to bring the systems into compliance. For in-house systems, the Year 2000 efforts included correction of the programs to ensure proper data processing. Our action plans also included testing mission-critical systems to verify the remediation efforts. We record and track information to keep ourselves aware of the status of our company's information technology systems. The Program Manager worked with our functional areas to develop contingency plans for a variety of situations, such as the failure of a vendor to remediate Year 2000 issues by a particular date or a system not being available for processing.

Inherent in the Year 2000, the failure to correct a material problem could result in an interruption in or failure of certain business operations. Year 2000 risks and uncertainties include increased credit losses, service delays, funding delays, counterparty failures, inaccurate information processing, ATM failures, and problems with international accounts. There can be no assurance that the Year 2000 issue will not have a material adverse impact on our financial position, results of operations, or relationships with customers, vendors, or others.

STATE OF READINESS
While there is general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of third party vendors and customers, our progress toward completing the enterprise-wide risk assessment and remediating Year 2000 problems is on target. We completed remediation and verification of all mission critical internal systems by December 31, 1998. Mission-critical third party service providers completed their remediations by December 31, 1998, and we substantially completed our verification of these systems at March 31, 1999. As of September 30, 1999, all mission-critical systems have been assessed, remediated, and tested, and are now in use serving our clients. This is in accordance with guidelines established by Bank regulatory authorities. Verification of non-mission critical system changes, including non-information technology issues, will be performed throughout 1999. We presently believe that the Year 2000 issue will not cause significant operational problems.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


COSTS
We estimate the total cost of the Year 2000 project will be approximately $7.0 million, with $5.9 million expended to date as of September 30, 1999. The future cost of completing the Year 2000 project is estimated to be $1.1 million. The total amount expended for the first nine months of 1999 was $2.2 million. The most significant components of the $7.0 million total estimated cost consist of 65% for personnel costs, including consultants and special Year 2000 incentives, and 24% for data processing services. We do not separately track all internal costs incurred for the Year 2000 project. Internal costs are principally the payroll-related costs for the information systems group.

The Year 2000 expense represents approximately 10% of our total actual information technology expenditures for the first nine months of 1999. Other significant or critical non-Year 2000 information technology efforts have not been materially delayed or impacted by Year 2000 initiatives.

CONTINGENCY PLANS
To prepare for the possibility that certain information systems or third party vendors and servicers will not be Year 2000 compliant, we developed detailed contingency plans. We have two types of contingency plans, remediation plans and business resumption plans.

The remediation plans addressed those information systems we have determined were not Year 2000 compliant through our testing. These plans described and scheduled alternative provisions, including, if necessary, the replacement of vendors or third party servicers to ensure compliance. The remediation plans are complete; however, implementation of these plans is not expected to be necessary because of our state of readiness.

The business resumption plans address how we will continue operations in the event a Year 2000 related interruption occurs. The business resumption plans for our mission-critical systems and third-party servicers were substantially completed as of June 30, 1999. These plans in some cases provide for the manual processing of certain normal bank functions. Manual processing would cause delays, which could disrupt the normal business activities of our company and our customers. While implementation of the business resumption plans is not expected to be necessary, it will ensure we have the ability to process transactions and serve our customers under circumstances where a Year 2000 problem actually occurs.



The discussion of our efforts and expectations related to Year 2000 compliance are forward-looking statements which should be read in conjunction with our disclosures under the "Safe Harbor" provisions as discussed in this Form 10-Q following Item 3. Our ability to achieve Year 2000 compliance and the associated costs could be adversely impacted by, among other things, the Year 2000 readiness of third party service providers, the availability of programming and verification resources, vendors' ability to modify proprietary software, and problems identified in the ongoing project plan.

RIGGS NATIONAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. We have determined that interest-rate risk has a material impact on our financial performance, and as such we have established the Asset/Liability Committee ("ALCO") to manage interest-rate risk. The role of this committee is to prudently manage the asset/liability mix of our company to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of the overall risk of the company in conjunction with the acquisition and deployment of funds based upon ALCO's view of both current and prospective market and economic conditions.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of September 30, 1999 and 1998 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.


INTEREST-RATE SENSITIVITY ANALYSIS (1)
                                                               MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 1999
============================================================================================================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                             +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                       (1.1)%            2.2 %            (3.5)%              .9 %

  Net Interest Income Increase/(Decrease)                    $(2,180)         $ 4,294          $(21,642)           $5,586




                                                               MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 1998
============================================================================================================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                             +100BP           -100BP            +300BP            -300BP
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


At September 30, 1999, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 3%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 4%. The results of the simulation for September 30, 1999 indicated that we were liability sensitive over the 12 and 36-month time horizons. We were within guidelines for interest rates moving significantly in either direction.

In managing our interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of our interest-rate risk, and can effectively alter the sensitivity of segments of the statement of condition for specified periods of time. All of these derivative instruments are considered off-balance-sheet, as they do not materially affect the level of our assets or liabilities. Along with financial derivative instruments, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings. Interest-rate risk management strategies are discussed and approved by ALCO prior to implementation.

We find that the methodologies previously discussed provide a meaningful representation of our interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect net interest income. We believe our current interest-rate sensitivity level is appropriate, considering our economic outlook and conservative approach taken in the review and monitoring of our sensitivity position.

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at September 30, 1999 and 1998, and December 31, 1998 are detailed in the table below. At December 31, 1998, our financial derivative instruments included a $25 million (notional amount) interest rate swap, which converted a portion of the fixed rate real estate mortgage loan portfolio into a floating rate asset. This swap matured in January 1999.


                                                                    CONTRACTUAL OR NOTIONAL VALUE
                                                            -----------------------------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                 1999           1998            1998
===========================================================================================================
Commitments to Extend Credit                                      $981,818      $1,188,909      $1,169,670

Letters of Credit                                                  155,207         135,933         116,734

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                   109,944      $  140,135      $  138,727
         Commitments to Sell                                       192,454         223,212         225,846
           Futures                                                   2,621              --              --
    Interest Rate Agreements                                       104,689         114,573         115,343


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


Our interest rate agreement activity for the nine months ended September 30, 1999, is as follows:

                                                BALANCE                                                        BALANCE
                                             DECEMBER 31,                                                   SEPTEMBER 30,
                                                 1998         ADDITIONS     MATURITIES     TERMINATIONS          1999
============================================================================================================================
Interest Rate Agreements:
     Receive fixed/pay variable                    $     --       $    --       $    --           $    --          $     --
     Receive variable/pay fixed                      25,000            --        25,000                --                --
     Riggs Bank Europe Limited                       90,343        14,346            --                --           104,689
============================================================================================================================
Total                                              $115,343       $14,346       $25,000           $    --          $104,689


 ---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements, as defined in section 21E of the Securities Exchange Act of 1934, that involve risk and uncertainty. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business such as, the growth of the economy, interest rate movements, timely development by the company of technology enhancements for its products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters. Readers of this report are cautioned not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

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


 Date:    November 12, 1999                     /s/ TIMOTHY C. COUGHLIN
       ---------------------------        --------------------------------
                                                    Timothy C. Coughlin
                                                         President






 Date:    November 12, 1999                     /s/ JOHN L. DAVIS
       ---------------------------         --------------------------------
                                                    John L. Davis
                                                Chief Financial Officer
                                            (Principal Financial Officer)






 Date:    November 12, 1999                     /s/ ELEANOR L. RUTLAND
       ---------------------------         --------------------------------
                                                    Eleanor L. Rutland
                                                       Comptroller
                                             (Principal Accounting Officer)




                                INDEX TO EXHIBITS

  EXHIBIT NO.                      DESCRIPTION                                               PAGES
==================================================================================================
     (3.1)       Restated   Certificate  of   Incorporation  of  Riggs  National
                 Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999,
                 SEC File No. 09756).

     (3.2) By-laws of the Registrant with amendments through April 10, 1996 (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No. 09756.)

     (4.1)       Indenture  dated June 1,  1989,  with  respect to $100  million
                 9.65%   Subordinated   Debentures  due  2009  (Incorporated  by
                 reference to the Registrant's Form 8-K dated June 20, 1989, SEC
                 File No. 09756.)

     (4.2)       Indenture  dated January 1, 1994, with respect to $125 million,
                 8.5%   Subordinated   Debentures  due  2006   (Incorporated  by
                 reference to the  Registrant's  Form 10-Q for the quarter ended
                 March 31, 1994, SEC File No.
                 09756.)

     (4.3)       Indenture  dated  December  13,  1996,  with  respect  to  $150 million,  8.625% Trust Preferred Securities,  Series A due 2026
                 (Incorporated  by  reference  to  the  Registrant's  S-3  dated
                 February 6, 1997, SEC File No. 333-21297.)

     (4.4)       Indenture  dated March 12, 1997,  with respect to $200 million,
                 8.875%   Trust   Preferred   Securities,   Series  C  due  2027
                 (Incorporated by reference to the Registrant's S-3 dated May 2,
                 1997, SEC File No. 333-26447.)

    (10.1)       Aircraft Purchase Agreement for the Sale of Riggs Bank's
                 Gulfstream III.                                                             Exhibit 10.1

    (10.2)       Outfitted Gulfstream V Sales Agreement, Addendum I, and
                 Amendment for Riggs Bank's Purchase of a new Gulfstream V.                  Exhibit 10.2

    (10.3)       Joe L. Allbritton Employment Agreement, dated July 15, 1999.                Exhibit 10.3

    (10.4)       Riggs National Corporation's Executive Incentive Plan.                      Exhibit 10.4





                          INDEX TO EXHIBITS, CONTINUED

  EXHIBIT NO.                                     DESCRIPTION                                PAGES
==============================================================================================================

    (10.5) Split Dollar Life Insurance Plan Agreements (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.6)       The 1993 Stock Option Plan and the 1994 Stock  Option Plan,  as
                 amended  April  15,  1998  (Incorporated  by  reference  to the
                 Registrant's  Annual  Meeting Proxy  Statement  filed March 18,
                 1998), and the 1996 Stock Option Plan and the 1997 Non-Employee
                 Directors   Stock  Option  Plan,  as  amended  April  14,  1999
                 (Incorporated by reference to the  Registrant's  Annual Meeting
                 Proxy Statement filed March 17, 1999.)

    (10.7) Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.8) Description of the 1998 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.9) Description of the 1999 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
                 December 31, 1998, SEC File No.
                 09756.)

    (10.10)      Supplemental Executive Retirement Plan, as amended and restated
                 July 12, 1995  (Incorporated  by reference to the  Registrant's
                 Form 10-K for the year ended  December 31,  1998,  SEC File No.
                 09756.)

    (10.11)      Trust  Agreement,  dated July 12,  1995,  for the  Supplemental
                 Executive Retirement Plan and the Split Dollar Life Insurance and Supplemental Death Benefit Plans (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No. 09756.)

     (27)        Financial Data Schedule                                                     Exhibit 27

(Exhibits omitted are not required or not applicable.)