Form 10-K
period 1999-12-31
RIGGS NATIONAL CORP
filed 2000-03-24
CIK 350847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 (X)                      SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
 ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               (301) 887-6000
                               --------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of each exchange on which registered
    -------------------              -----------------------------------------
         None                                         None

           Securities Registered Pursuant to Section 12(g) of the Act:

    Title of Each Class              Name of each exchange on which registered
    -------------------              -----------------------------------------
  Common Stock, par value                     The NASDAQ Stock Market
      $2.50 per share


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No. _.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X ]

  The  aggregate  market value of the  Corporation's  voting stock held by
non-affiliates   of  the   registrant   as  of  February  29,  2000,   was
$183,899,130.

  The number of shares outstanding of the registrant's common stock, as of February 29, 2000, was 28,316,197.

                       DOCUMENT INCORPORATED BY REFERENCE

   Portions of Riggs National Corporation's definitive Proxy Statement dated March 10, 2000 to Shareholders are incorporated by reference into Part III of this Form 10-K. Portions of Riggs National Corporation's 1999 Annual Report to Shareholders mailed with such Proxy Statement are incorporated by reference into Parts I and II of this Form 10-K. With the exception of the portions of the Proxy Statement and Annual Report specifically incorporated herein by reference, the Proxy Statement and Annual Report are not deemed to be filed as part of this Form 10-K.

Form
10-K INDEX
                               PART I                                   Page(s)

Item 1--Business                                                          3
Item 2--Properties                                                        4
Item 3--Legal Proceedings                                                 4
Item 4--Submission of Matters to a Vote of Security Holders               4


                               PART II

Item 5--Market for Registrant's Common Equity
            and Related Shareholder Matters                               5
Item 6--Selected Consolidated Financial Data                              5
Item 7--Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     5
Item 7A--Quantitative & Qualitative Disclosures about Market Risk         5
Item 8--Financial  Statements and  Supplementary  Data                    5
Item 9--Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                      5


                                PART III

Item 10--Directors and Executive Officers of the Registrant               6
Item 11--Executive Compensation                                           8
Item 12--Security Ownership of Certain Beneficial Owners and Management   8
Item 13--Certain Relationships and Related Transactions                   8


                                PART IV

Item 14--Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                       8

PART I
ITEM 1.

BUSINESS

Riggs National Corporation
Riggs National Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. Founded in 1980, we engage in a variety of banking-related activities through our bank and non-bank subsidiaries. We currently have banking operations or separate subsidiaries in the Washington, D.C., metropolitan area; New Haven, Connecticut; Miami, Florida; London, England; Berlin, Germany; and Nassau, Bahamas. At December 31, 1999, we had 1,589 full-time equivalent employees.

Additional information concerning our business is incorporated by reference to pages 69-77, 127-128 and 131-133 of our 1999 Annual Report.

Supervision and Regulation
Our company and Riggs Bank N.A. are subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Our national banking subsidiaries and certain of their subsidiaries are subject to the supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). Other federal, state and foreign laws govern many aspects of the businesses of our company and our subsidiaries.

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

We are required to maintain minimum levels of qualifying capital under Federal Reserve Board risk-based capital guidelines. For full discussion of these guidelines, see "Management's Discussion and Analysis--Capital Resources" and "Notes to Consolidated Financial Statements-Note 10."

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

The OCC must take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The OCC has established levels at which an insured institution would be considered "well capitalized,""adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

Riggs Bank N.A. exceeds current minimum regulatory capital requirements and qualifies as "well capitalized." Additional information concerning our capital adequacy can be found on pages 115 and 116 of our 1999 Annual Report, which is incorporated herein by reference.

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

On September 30, 1996, Congress passed and the President signed an omnibus funding bill which included legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. This legislation included a provision requiring the merger in 1999 of the BIF, which was also administered by the FDIC, and SAIF assuming that bank charters and thrift charters were combined by that time. The legislation provided for a new Financing Corporation ("FICO") sharing formula between BIF and SAIF insured institutions, which imposes a surcharge of 1.3 cents per one-hundred dollars of BIF-insured deposits. We were subject to the FICO surcharge and were required to pay one-fifth of the rate that SAIF institutions pay for three years, ending in 1999.

There are legal restrictions on the extent to which we and our non-bank subsidiaries may borrow or otherwise obtain credit from Riggs Bank N.A. Subject to certain limited exceptions, a bank subsidiary may not extend credit to us or to any other affiliate (as defined) in an amount which exceeds 10% of our capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by each bank subsidiary to us or to other affiliates. Finally, extensions of credit and other transactions between a bank subsidiary and our company or other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to such a bank subsidiary as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Our subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, mortgage banking companies, finance companies and other types of financial services providers.

ITEM 2.

PROPERTIES
We own properties located in Washington, D.C. which house our executive offices, 15 of our branches, and certain operational units of Riggs Bank N.A. We also own an office building in Maryland, where additional operational units of Riggs Bank N.A. are located. Further, we own an office building in London, England, and lease various properties in Washington, D.C.; London, England; Berlin, Germany; Miami, Florida; New Haven, Connecticut; northern Virginia and Maryland. Additional information concerning our facilities can be found on pages 70, 74 -75 and 77 of our 1999 Annual Report, which information is incorporated herein by reference.

ITEM 3.

LEGAL PROCEEDINGS
Incorporated by reference to page 114 of our 1999 Annual Report.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
No matters were submitted to security holders for vote during the fourth quarter of 1999.

PART II


ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The common stock of Riggs National Corporation is traded on The Nasdaq Stock Market under the symbol:"RIGS."

A history of the Corporation's stock prices and dividends is incorporated by reference to page 138 of our 1999 Annual Report.

As of February 29, 2000, there were 2,241 shareholders of record.

Other information required by this item is incorporated by reference to pages 115-117 of our 1999 Annual Report.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA
Incoporated by reference to page 77 of our 1999 Annual Report.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to pages 77-96 of our 1999 Annual Report.

ITEM 7 A.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
Incorporated  by reference to pages 82-83 and 96 of our 1999 Annual Report.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to pages 97-139 of our 1999 Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item pertaining to directors of our company is included in our proxy statement for our 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), which is incorporated by reference. The information required by this Item pertaining to executive officers of our company is as follows:

Executive Officer*                                   Position                                                           Age

Joe L. Allbritton           Chairman of the Board and Chief Executive Officer of the Corporation since 1981,
                              Chairman of the Board of Riggs Bank N.A. since 1983 and Chief Executive
                              Officer of Riggs Bank N.A. since 1997                                                     75
Timothy C. Coughlin         President of the Corporation since 1992                                                     57
John L. Davis               Chief Financial Officer, Treasurer and Comptroller of the Corporation and
                              Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 1993        58
Joseph W. Barr              Executive Vice President of Riggs Bank N.A.
                              Community Banking since 1993                                                              50
Joseph M. Cahill            Executive Director of Legal Affairs, Riggs Bank N.A. since 1998                             46
Henry A. Dudley, Jr.        Executive Vice President and Chief Trust Officer of Riggs Bank N.A. since 1994              53
Raymond M. Lund             Executive Vice President of Riggs Bank N.A.
                              International Banking Group since 1996                                                    38
Robert C. Roane             Executive Vice President and Chief Operating Officer of Riggs Bank N.A. since 1999          44
W. E. Tige Savage           Executive Vice President of Riggs Bank N.A. since 1998                                      31
David W. Scott              Executive Vice President and Chief Credit Officer of Riggs Bank N.A. since 1995             38
Alfred J. Serafino          Executive Vice President of Riggs Bank N.A.
                              Relationship Banking since 1993                                                           51

*Executive officers of Riggs National Corporation, including certain executive officers of Riggs Bank N.A., as of March 1, 2000.

EXPERIENCE OF MANAGEMENT

JOE L. ALLBRITTON has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs Bank N.A. since 1983 and has served as Chief Executive Officer of Riggs Bank N.A. since 1997. Mr. Allbritton is the beneficial owner of approximately 42% of the Common Stock of the Corporation as of February 29, 2000. He also serves as Chairman of the Board of, and is the owner of, Westfield News Advertiser, Inc., and Perpetual Corporation, indirect owner of Allbritton Communications Company.

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

RAYMOND M. LUND has served as Executive Vice President-International Banking Group since 1996. Mr. Lund has served in various management positions during the past 10 years, including Head of the International and Domestic Private Banking Divisions.

ROBERT C. ROANE, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A. since May of 1999. Mr. Roane has served in various management positions with Riggs during the past 22 years.

W. E. TIGE SAVAGE has served as Executive Vice President of Riggs Bank N.A. since 1998, supporting the activities of Riggs Capital Partners LLC, the Corporation's venture capital subsidiary, and the Office of the Chairman. He has also served at Riggs Bank N.A. as Vice President and Executive Assistant to the Chairman and as a commercial lender.

DAVID W. SCOTT, Executive Vice President, has served as Chief Credit Officer of Riggs Bank N.A. since 1995. Mr. Scott has served in various management positions with Riggs during the past 11 years.

ALFRED J. SERAFINO has served as Executive Vice President-Relationship Banking since 1993. He also has served as Executive Vice President in Commercial Banking and President and Chief Executive Officer of the subsidiary formerly known as The Riggs National Bank of Maryland.

ITEM 11.

EXECUTIVE COMPENSATION
The   information   required  by  this  Item  is  included  in  Riggs   National
Corporation's 2000 Proxy Statement to Shareholders, which is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The   information   required  by  this  Item  is  included  in  Riggs   National
Corporation's 2000 Proxy Statement to Shareholders, which is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is included in the 2000 Proxy Statement to Shareholders, which is incorporated herein by reference.



PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)  Financial Statements
The financial statements included on pages 97-139 of our 1999 Annual Report are incorporated herein by reference.

The exhibits listed on the Index to Exhibits are incorporated herein by reference.

14(b)  Reports on Form 8-K
None.

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


JOE L. ALLBRITTON*
------------------
Joe L. Allbritton,
Chairman of the Board and Chief Executive Officer
March 24, 2000


TIMOTHY C. COUGHLIN*                President
--------------------
Timothy C. Coughlin


/s/ JOHN L. DAVIS                   Chief Financial Officer and Comptroller
-----------------                   (Principal Financial and Accounting Officer)
    John L. Davis



ROBERT L. ALLBRITTON*                Director
---------------------
(Robert L. Allbritton)

JOHN M. FAHEY, JR.*                  Director
-------------------
(John M. Fahey, Jr.)

LAWRENCE I. HEBERT*                  Director
-------------------
(Lawrence I. Hebert)

STEVEN B. PFEIFFER*                  Director
-------------------
(Steven B. Pfeiffer)

JOHN E. V. ROSE*                     Director
----------------
(John E. V. Rose)

ROBERT L. SLOAN*                     Vice Chairman
-----------------                    of the Board
(Robert L. Sloan)

JACK VALENTI*                        Director
-------------
(Jack Valenti)

WILLIAM L. WALTON*                   Director
------------------
(William L. Walton)

EDDIE N. WILLIAMS*                   Director
------------------
(Eddie N. Williams)


*By:  /s/ JOSEPH M. CAHILL
      --------------------
      Joseph M. Cahill, Attorney-in-fact
      March 24, 2000

Index to
EXHIBITS

Exhibit
   No.                                          Description                                                         Pages
------------------------------------------------------------------------------------------------------------------------------------



  (3.1)       Restated   Certificate   of   Incorporation   of  Riggs   National
              Corporation,  dated April 19, 1999  (Incorporated  by reference to the  Registrant's  Form 10-Q for the quarter  ended June 30, 1999,
              SEC File No. 0-9756)

  (3.2)       By-laws of the Registrant with  amendments  through April 10, 1996
              (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No. 0-9756)

  (4.1)       Indenture  dated June 1, 1989 with respect to $100  million  9.65%
              Subordinated Debentures due 2009 (Incorporated by reference to the
              Registrant's Form 8-K dated June 20, 1989, SEC File No. 0-9756)

  (4.2)       Indenture dated January 1, 1994 with respect to $125 million, 8.5%
              Subordinated Debentures due 2006 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1994,
              SEC File No. 0-9756)

  (4.3)       Indenture  dated  December 13, 1996 with respect to $150  million,
              8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant's S-3 dated February 6, 1997, SEC File No. 333-21297)

  (4.4)       Indenture  dated March 12,  1997,  with  respect to $200  million,
              8.875% Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant's S-3 dated May 2, 1997, SEC
              File No. 333-26447)

 (10.1)       Aircraft   Purchase   Agreement  for  the  Sale  of  Riggs  Bank's
              Gulfstream  III (Incorporated by reference to the Registrant's
              Form 10-Q  for the  quarter  ended  September  30,  1999,  SEC
              File No. 0-9756)

 (10.2) Outfitted Gulfstream V Sales Agreement, Addendum I, and Amendment for Riggs Bank's Purchase of a new Gulfstream V (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1999, SEC File No. 0-9756)

 (10.3)+      Amended Joe L. Allbritton Employment Agreement, dated December 28,
              1999                                                                                                  12

 (10.4)+      Riggs National Corporation's Executive Incentive Plan
              (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1999, SEC File No. 0-9756)

 (10.5)+ Split Dollar Life Insurance Plan Agreements (Incorporated by reference to the Registrant's Form 10-K for the year ended
              December 31, 1998, SEC File No. 0-9756)


Exhibit
   No.                                          Description                                                         Pages
------------------------------------------------------------------------------------------------------------------------------------

 (10.6)+      The 1993 Stock  Option  Plan and the 1994 Stock  Option  Plan,  as
              amended  April  15,  1998   (Incorporated   by  reference  to  the
              Registrant's Annual Meeting Proxy Statement filed March 18, 1998), and the 1996 Stock Option Plan and the 1997 Non-Employee Directors
              Stock  Option Plan,  as amended  April 14, 1999  (Incorporated  by reference to the Registrant's Annual Meeting Proxy Statement filed
              March 17, 1999)

 (10.7)+ Deferred Compensation Plan for Directors (Incorporated by reference to the Registrant's Form 10-K for the year ended
              December 31, 1998, SEC File No. 0-9756)

 (10.8)+ Description of the 1998 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
              December 31, 1998, SEC File No. 0-9756)

 (10.9)+ Description of the 1999 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
              December 31, 1998, SEC File No.0-9756)

(10.10)+      Supplemental Executive Retirement Plan, as amended and restated
              July 12, 1995 (Incorporated by reference to the Registrant's Form
              10-K for the ended December 31, 1998, SEC File No. 0-9756)

(10.11)+      Trust  Agreement,  dated  July  12,  1995,  for  the  Supplemental
              Executive  Retirement Plan and the Split Dollar Life Insurance and
              Supplemental Death Benefit Plans (Incorporated by reference to the
              Registrant's  Form  10-K for the year  ended  December  31,  1998,
              SEC File No. 0-9756)

(10.12)       Operating Agreement of Riggs Capital Partners LLC                                                     35

  (11)        Computation of Per Share Earnings                                                                     68

  (13)        Portions of our 1999 Annual Report to Shareholders                                                    69

  (21)        Subsidiaries of the Registrant                                                                       140

  (23)        Consent of Independent Public Accountants                                                            141

  (24)        Powers of Attorney                                                                                   142

  (27)        Financial Data Schedule                                                                              144



+ Management contract or compensatory plan, contract, or arrangement