Form 10-Q
period 2000-03-31
RIGGS NATIONAL CORP
filed 2000-05-05
CIK 350847

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000


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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $2.50 par value                          28,316,197
 -----------------------------                        ---------------
       (Title of Class)                        (Outstanding at April 30, 2000)

                          RIGGS NATIONAL CORPORATION


                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                         PAGE NO.


Item 1. Financial Statements-Unaudited

          Consolidated Statements of Income
          Three months ended March 31, 2000 and 1999                      3

          Consolidated Statements of Condition
          March 31, 2000 and 1999, and December 31, 1999                  4

          Consolidated Statements of Changes in Shareholders' Equity
          Three months ended March 31, 2000 and 1999                      5

          Consolidated Statements of Cash Flows
          Three months ended March 31, 2000 and 1999                      6

          Notes to the Consolidated Financial Statements                7-9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10-16


Item 3. Quantitative and Qualitative Disclosures about Market Risk    17-19


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

                       PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                                               THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                                      MARCH 31,
                                                                                                     -----------------------------

                                                                                                           2000          1999
==================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                                              $59,348        $57,874
  Interest and Dividends on Securities Available for Sale                                                  20,339         14,313
  Interest on Time Deposits with Other Banks                                                                5,589          7,234
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                                          4,805          2,106
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                                    90,081         81,527

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                                626            687
      Money Market Deposit Accounts                                                                         9,498          8,356
      Time Deposits in Domestic Offices                                                                    12,242         10,013
      Time Deposits in Foreign Offices                                                                      7,899          8,299
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                                               30,265         27,355
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                                                 9,165          3,978
      Long-Term Debt                                                                                        1,618          4,368
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                               10,783          8,346
----------------------------------------------------------------------------------------------------------------------------------

  Total Interest Expense                                                                                   41,048         35,701
----------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income                                                                                      49,033         45,826
  Less:  Provision for Loan Losses                                                                            600             --
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                                      48,433         45,826

NONINTEREST INCOME
  Trust and Investment Advisory Income                                                                     13,598         12,605
  Service Charges and Fees                                                                                  9,608          9,451
  Venture Capital Investment Gains, Net                                                                     7,036             --
  Other Noninterest Income                                                                                  1,989          2,188
  Securities Gains, Net                                                                                       310             86
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                                                 32,541         24,330

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                                           24,528         22,258
  Occupancy, Net                                                                                            4,931          4,666
  Data Processing Services                                                                                  5,200          4,561
  Furniture and Equipment                                                                                   3,059          2,565
  Other Real Estate Owned Expense (Income), Net                                                               (37)            16
  Other Noninterest Expense                                                                                16,163         16,089
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                                                53,844         50,155
----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                                                27,130         20,001
  Applicable Income Tax Expense                                                                             9,640          7,298
  Minority Interest in Income of Subsidiaries, Net of Taxes                                                 5,938          4,987
==================================================================================================================================
  Net Income
                                                                                                          $11,552        $ 7,716

EARNINGS PER SHARE-           Basic                                                                       $   .41        $   .27
                              Diluted                                                                         .41            .26

DIVIDENDS DECLARED AND PAID PER SHARE                                                                     $   .05        $   .05

                                      -3-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)                                                                        MARCH 31,           MARCH 31,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                 2000                1999              1999
==================================================================================================================================
ASSETS
  Cash and Due from Banks                                                        $  167,220         $  131,305        $  149,712
  Federal Funds Sold and Reverse Repurchase Agreements                              287,000            136,000           346,000
----------------------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                   454,220            267,305           495,712

  Time Deposits with Other Banks                                                    362,749            625,464           413,528
  Securities Available for Sale (at Market Value)                                 1,231,628          1,290,431         1,289,884
  Venture Capital Investments                                                        64,789             11,182            39,525

  Loans                                                                           3,130,549          3,186,352         3,201,981
  Reserve for Loan Losses                                                           (38,237)           (53,004)          (41,455)
----------------------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                 3,092,312          3,133,348         3,160,526

  Premises and Equipment, Net                                                       201,264            202,013           202,840
  Other Real Estate Owned                                                               908              1,679               908
  Other Assets                                                                      222,799            187,019           227,226
==================================================================================================================================
  Total Assets                                                                   $5,630,669         $5,718,441        $5,830,149

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                            $  763,424         $  685,052        $  729,030
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                      375,288            390,046           395,024
      Money Market Deposit Accounts                                               1,507,513          1,508,927         1,489,690
      Time Deposits in Domestic Offices                                             901,292            965,778         1,068,920
      Time Deposits in Foreign Offices                                              633,362            625,938           492,669
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                 3,417,455          3,490,689         3,446,303
----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                  4,180,879          4,175,741         4,175,333

  Repurchase Agreements and Other Short-Term Borrowings                             588,173            395,617           832,202
  Other Liabilities                                                                  91,997            257,732            68,376
  Long-Term Debt                                                                     66,525            191,525            66,525
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                               4,927,574          5,020,615         5,142,436

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES                                       350,000            350,000           350,000
----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at March 31, 2000 and 1999, and
         December 31, 1999
      Shares Issued - 31,616,995 at March 31, 2000, 31,556,545 at
         March 31, 1999 and 31,615,495 at December 31, 1999                          79,042             78,891            79,039
  Surplus - Common Stock                                                            161,450            160,773           161,439
  Undivided Profits                                                                 220,819            191,047           210,682
  Accumulated Other Comprehensive Loss                                              (36,859)           (11,528)          (42,090)
  Treasury Stock - 3,300,798 shares at March 31, 2000 and 1999,
  and December 31, 1999                                                             (71,357)           (71,357)          (71,357)
----------------------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                        353,095            347,826           337,713
==================================================================================================================================
  Total Liabilities and Shareholders' Equity                                     $5,630,669         $5,718,441        $5,830,149

                                      -4-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     COMMON                             ACCUMULATED
                                                     STOCK                                 OTHER                         TOTAL
                                                     $2.50                UNDIVIDED    COMPREHENSIVE     TREASURY    SHAREHOLDERS'
                                                      PAR      SURPLUS     PROFITS     INCOME (LOSS)      STOCK          EQUITY
===================================================================================================================================

Balance, December 31, 1998                           $ 78,888   $160,760    $184,794         $ (2,548)    $(29,166)        $392,728

Comprehensive Income:
   Net Income                                                                  7,716                                       $  7,716
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for
Sale, Net
      of Reclassification                                                                      (7,881)                       (7,881)
Adjustments
    Foreign Exchange
      Translation Adjustments                                                                  (1,099)                       (1,099)
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                           (8,980)
                                                                                                                    ===============
Total Comprehensive Income (Loss)                                                                                          $ (1,264)

Issuance of Common Stock for
  Stock Option Plans-1,200 Shares                           3         13                                                         16

Cash Dividends -
  Common Stock, $.05 per Share                                                (1,463)                                        (1,463)

Common Stock Repurchase-
   2,125,000 shares                                                                                        (42,191)         (42,191)
===================================================================================================================================

Balance, March 31, 1999                              $ 78,891   $160,773    $191,047         $(11,528)    $(71,357)        $347,826



Balance, December 31, 1999                           $ 79,039   $161,439    $210,682         $(42,090)    $(71,357)        $337,713

Comprehensive Income:
   Net Income                                                                 11,552                                       $ 11,552
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for
Sale, Net
      of Reclassification                                                                       5,472                         5,472
Adjustments
    Foreign Exchange
      Translation Adjustments                                                                    (241)                         (241)
                                                                                                                    ---------------
   Total Other Comprehensive
     Income (Loss)                                                                                                            5,231
                                                                                                                    ===============
Total Comprehensive Income (Loss)                                                                                          $ 16,783

Issuance of Common Stock for
  Stock Option Plans, 1,500 Shares                          3         11                                                         14

Cash Dividends -
  Common Stock, $.05 per Share                                                (1,415)                                        (1,415)

===================================================================================================================================

Balance, March 31, 2000                              $ 79,042   $161,450    $220,819         $(36,859)    $(71,357)        $353,095

(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.
                                      -5-

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                                        THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 -----------------------------
                                                                                                       2000           1999
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                            $ 11,552    $    7,716
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                             600            --
     Depreciation Expense and Amortization of Leasehold Improvements                                     3,434         2,909
     Gains on Sale of Securities Available for Sale                                                       (310)          (86)
     Decrease in Other Assets                                                                            1,481        11,120
     Increase in Other Liabilities                                                                      23,621       208,882
------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                     28,826       222,825
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                             40,378       230,541
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                        50,779        70,717
  Principal Collections and Maturities of Securities Available for Sale                                361,455     1,012,799
  Proceeds from Sales of Securities Available for Sale                                                 212,280        54,056
  Purchases of Securities Available for Sale                                                          (506,751)   (1,398,597)
  Net Decrease in Loans                                                                                 67,688        70,586
  Net Increase in Venture Capital Investments                                                          (25,264)       (8,089)
  Net Increase in Premises and Equipment                                                                (1,858)       (1,851)
  Other, Net                                                                                               (74)         (253)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                                                    158,255      (200,632)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                              32,481         2,999
    Time Deposits                                                                                      (26,935)       27,894
    Repurchase Agreements and Other Short-Term Borrowings                                             (244,029)       21,237
  Proceeds from the Issuance of Common Stock                                                                14            16
  Dividend Payments - Common                                                                            (1,415)       (1,463)
  Repurchase of Common Shares                                                                               --       (42,191)
------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided By Financing Activities                                                   (239,884)        8,492
------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                           (241)       (1,099)
------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                                   (41,492)       37,302
Cash and Cash Equivalents at Beginning of Period                                                       495,712       230,003
==============================================================================================================================
Cash and Cash Equivalents at End of Period                                                            $454,220   $   267,305


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                        $     --   $        --

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                           $ 40,139   $    37,670
  Income Tax Payments                                                                                       --            --

                                      -6-

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of our estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior-period amounts to conform with the current period's presentation. The results of operations for the first three months of 2000 are not necessarily indicative of the results to be expected for the full 2000 year.

NOTE 2. EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                MARCH 31, 2000                     MARCH 31, 1999
                                                      ---------------------------------- -----------------------------------
                                                           BASIC            DILUTED           BASIC            DILUTED
                                                            EPS               EPS              EPS               EPS
                                                      ----------------- ---------------- ----------------- -----------------
Net Income Available to Common Shareholders                   $11,552          $11,552            $7,716            $7,716

Weighted-Average Shares Outstanding                        28,315,631       28,315,631        28,994,671        28,994,671
Weighted-Average Dilutive Effect
   of Stock Option Plans                                          n/a           47,188               n/a           633,945
                                                      ----------------- ---------------- ----------------- -----------------
Adjusted Weighted-Average Shares Outstanding               28,315,631       28,362,819        28,994,671        29,628,616

Basic EPS                                                     $   .41                             $  .27
Diluted EPS                                                                    $   .41                              $  .26


NOTE 3. OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                   Before-Tax        Tax
                                                                                      Amount      (Expense)     Net-of-Tax
                                                                                                   Benefit        Amount
=============================================================================================================================
THREE MONTHS ENDED MARCH 31, 2000:
Foreign Currency Translation Adjustments                                              $   (371)      $   130        $  (241)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                8,728        (3,055)         5,673
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income             (310)          109           (201)
-----------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                          8,418        (2,946)         5,472
=============================================================================================================================

Other Comprehensive Income (Loss)                                                     $  8,047       $(2,816)       $ 5,231

THREE MONTHS ENDED MARCH 31, 1999:
Foreign Currency Translation Adjustments                                              $ (1,691)      $   592        $(1,099)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                              (12,038)        4,213         (7,825)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income              (86)           30            (56)
----------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                        (12,124)        4,243         (7,881)
============================================================================================================================

Other Comprehensive Income (Loss)                                                     $(13,815)      $ 4,835        $(8,980)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                              Foreign                        Accumulated
                                                                             Currency        Unrealized        Other
                                                                            Translation     Gain (Loss)     Comprehensive
                                                                            Adjustments     on Securities   Income (Loss)
============================================================================================================================
THREE MONTHS ENDED MARCH  31, 2000:
Balance, December 31, 1999                                                       $(2,597)      $(39,493)          $(42,090)
Current-Period Change                                                               (241)         5,472              5,231
============================================================================================================================
Balance, March 31, 2000                                                          $(2,838)      $(34,021)          $(36,859)

THREE MONTHS ENDED MARCH 31, 1999:
Balance, December 31, 1998                                                       $(1,349)      $ (1,199)          $ (2,548)
Current-Period Change                                                             (1,099)        (7,881)            (8,980)
============================================================================================================================
Balance, March 31, 1999                                                          $(2,448)      $ (9,080)          $(11,528)



NOTE 4. SEGMENT PROFITABILITY

===================================================================================================================================
                                         INTER-                                  RIGGS                                     RIGGS
THREE MONTHS ENDED                      NATIONAL    RIGGS &                    CAPITAL                     RECON-        NATIONAL
MARCH 31, 2000             BANKING       BANKING    COMPANY      TREASURY      PARTNERS       OTHER      CILIATION      CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income           $   49,208    $ 16,020      $ 1,454   $   38,156     $     --      $ 11,808
Interest Expense              13,898      19,808        3,085       15,168           --        14,215
Funds Transfer Income         (4,472)     12,882        4,606      (18,058)          52         4,990
(Expense)
                          ---------------------------------------------------------------------------------------------------------
Net Interest Income           30,838       9,094        2,975        4,930           52         2,583
(Loss),
  Tax-Equivalent
Provision for Loan Losses       (300)      (300)           --           --           --            --
Tax Equivalent Adjustment       (824)         --           --         (636)          --            21
                          ---------------------------------------------------------------------------------------------------------
Net Interest Income (Loss)$   29,714    $  8,794      $ 2,975   $    4,294      $    52      $  2,604  $         --      $  48,433
                          ---------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest               $    9,519    $  1,034      $14,035   $      936      $ 6,966      $     51
Income-External Customers
Intersegment Noninterest         887       1,087           88           --           78           723
Income
                         ----------------------------------------------------------------------------------------------------------
Total Noninterest Income  $   10,406    $  2,121       $14,123  $      936      $ 7,044      $    774   $    (2,863)    $   32,541
                         ----------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and          $    1,712    $    241      $   404   $        4      $     5      $  2,205
Amortization
Direct Expense                16,283       7,294        8,850        1,016          522        18,171
Overhead and Support          12,572       3,341        3,199          399           12       (19,523)
                         ----------------------------------------------------------------------------------------------------------
Total Noninterest Expense $   30,567    $ 10,876      $12,453   $    1,419      $   539      $    853   $   (2,863)     $   53,844
                         ----------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes$    9,553    $     39      $ 4,645   $    3,811      $ 6,557      $  2,525   $       --      $   27,130
and Minority Interest
                          ---------------------------------------------------------------------------------------------------------

                          ---------------------------------------------------------------------------------------------------------
Total Average Assets      $2,814,838    $960,909      $98,947   $2,497,173      $50,960      $941,306   $(1,580,087)    $5,784,046
===================================================================================================================================



Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes the Corporation's Washington, D.C.- based embassy banking business and the London-based banking subsidiary, Riggs Bank Europe Limited. Riggs & Company is a division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our company. Riggs Capital Partners LLC is our venture capital subsidiary, and specializes in equity investments in privately-held high-growth companies. "Other" consists of our unallocated parent company income and expense, net interest income from unallocated equity and foreclosed real estate activities of Riggs Bank N.A., our principal banking subsidiary.

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

Reconciliations are provided from the segment totals to our consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset, as these items result from intercompany transactions. For years in which we have either no provision for loan losses or a reduction to the reserve for loan losses, an allocation of loan loss is not provided to the segments. The reconciliation of total average assets represents the elimination of intercompany transactions.

===================================================================================================================================
                                          INTER-                                 RIGGS                                    RIGGS
THREE MONTHS ENDED                       NATIONAL    RIGGS &                    CAPITAL                  RECON-          NATIONAL
MARCH 31, 1999             BANKING       BANKING     COMPANY      TREASURY      PARTNERS       OTHER    CILIATION       CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income           $   46,450    $ 15,060     $  1,446   $   22,912       $   --    $   13,333
Interest Expense              15,098      17,733        2,231        5,577           --        11,907
Funds Transfer Income          1,002      10,539        3,301      (15,779)        (129)        1,066
(Expense)
                        -----------------------------------------------------------------------------------------------------------
Net Interest Income           32,354       7,866        2,516        1,556         (129)        2,492
(Loss),
  Tax-Equivalent
Tax Equivalent Adjustment       (478)         --           --         (353)          --             2
                        -----------------------------------------------------------------------------------------------------------
Net Interest Income (Loss)$   31,876    $  7,866     $  2,516   $    1,203       $ (129)   $    2,494   $        --      $   45,826
                        -----------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest               $    9,584    $  1,030     $ 12,912   $      397       $  172    $      235
Income-External Customers
Intersegment Noninterest          --       1,004          148           --           --           879
Income
                        -----------------------------------------------------------------------------------------------------------
Total Noninterest Income  $    9,584    $  2,034     $ 13,060   $      397       $  172    $    1,114   $    (2,031)     $   24,330
                        -----------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and          $    1,888    $    183     $    203   $        3       $   --    $    1,781
Amortization
Direct Expense                14,881       5,448        8,560          376          497        18,366
Overhead and Support          14,057       2,729        2,650          435            1       (19,872)
                        -----------------------------------------------------------------------------------------------------------
Total Noninterest Expense $   30,826    $  8,360     $ 11,413   $      814       $  498    $      275   $    (2,031)     $   50,155
                        -----------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes$   10,634    $  1,540     $  4,163   $      786       $ (455)   $    3,333   $        --      $   20,001
and Minority Interest
                        -----------------------------------------------------------------------------------------------------------

                        -----------------------------------------------------------------------------------------------------------
Total Average Assets      $2,723,786    $929,655     $100,848   $1,716,562       $9,616    $1,119,855   $(1,102,472)     $5,497,850
===================================================================================================================================

NOTE 5. NEW FINANCIAL ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 will require us to record derivative instruments, such as interest-rate swap agreements, on the Consolidated Statement of Condition as assets or liabilities, measured at fair value. Currently we treat such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. SFAS No. 137, issued in June 1999, deferred the effective date for implementation of SFAS No. 133 to January 1, 2001. We do not anticipate any material impact from the implementation of SFAS No. 133.
                                      -9-

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


Results of Operations

We earned $11.6 million of net income for the first quarter of 2000 compared to $7.7 million for the same period a year ago. Diluted earnings per share were $.41 compared to $.26 for the same period in the prior year.

The increase in net income for the first quarter was mostly due to $7.0 million in venture capital gains from our recently formed venture capital subsidiary, Riggs Capital Partners LLP. Noninterest income increased 8% as a result of an increase in trust and advisory fee income at Riggs & Company, our private client services division, of $1.0 million. These increases in noninterest income were partially offset by a $3.7 increase in noninterest expense.

Return on average assets was .80% for the three months ended March 31, 2000, compared to .57% for the same period a year ago. Return on average stockholder's equity was 13.72% compared to 8.61% in the prior period.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $50.5 million in the first quarter of 2000, increasing $3.8 million from the first quarter of 1999. The increase from the prior year's quarter was primarily due to a reduction in interest expense due to the redemption of $125 million in subordinated notes, and increases in interest income of $6.3 million and $1.8 million, respectively, on the securities and loans portfolio. These items were partially offset by increases in interest expense on our interest-bearing deposits and short-term borrowings.


NET INTEREST INCOME CHANGES (1)

                                                                                          Three Months Ended
                                                                                        MARCH 31, 2000 VS 1999
                                                                                   ----------------------------------
                                                                                     DUE TO      DUE TO     TOTAL
(IN THOUSANDS)                                                                        RATE       VOLUME     CHANGE
=====================================================================================================================
Interest Income:
   Loans, Including Fees                                                               $1,634    $   181     $1,815
   Securities Available for Sale                                                        1,711      4,584      6,295
   Time Deposits with Other Banks                                                       1,436     (3,081)    (1,645)
   Federal Funds Sold and Reverse
    Repurchase Agreements                                                                 488      2,211      2,699
---------------------------------------------------------------------------------------------------------------------

Total Interest Income                                                                   5,269      3,895      9,164

Interest Expense:
   Interest-Bearing Deposits                                                            2,524        386      2,910
   Repurchase Agreements and Other
      Short-Term Borrowings                                                             1,991      3,196      5,187
   Long-Term Debt                                                                         243     (2,993)    (2,750)
---------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                                                  4,758        589      5,347
=====================================================================================================================

Net Interest Income                                                                     $ 511     $3,306     $3,817

(1) - The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
                                      -10-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                               THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 MARCH 31, 2000                      MARCH 31, 1999
                                                         -------------------------------    ----------------------------------
(TAX-EQUIVALENT BASIS) (1)                                 AVERAGE     INCOME/                AVERAGE     INCOME/
(IN THOUSANDS)                                             BALANCE     EXPENSE    RATE        BALANCE     EXPENSE     RATE
==============================================================================================================================
ASSETS

  Loans, Including Fees (2)                               $3,180,822     $60,167   7.61 %    $3,198,165     $58,352      7.40 %
  Securities Available for Sale (3)                        1,303,723      20,959   6.47       1,016,963      14,664      5.85
  Time Deposits with Other Banks                             384,768       5,589   5.84         615,598       7,234      4.77
  Federal Funds Sold and Reverse Repurchase Agreements       333,637       4,805   5.79         176,341       2,106      4.84
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned           5,202,950      91,520   7.07       5,007,067      82,356      6.67

  Reserve for Loan Losses                                    (41,518)                           (54,213)
  Cash and Due from Banks                                    144,671                            144,799
  Other Assets                                               477,943                            400,197
==============================================================================================================================
    Total Assets                                          $5,784,046                         $5,497,850

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                               $3,621,803     $30,265   3.36 %    $3,517,378     $27,355      3.15 %
  Repurchase Agreements and Other Short-Term Borrowings      717,586       9,178   5.14         400,953       3,978      4.02
  Long-Term Debt                                              66,525       1,605   9.70         191,525       4,368      9.25
------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid     4,405,914      41,048   3.75       4,109,856      35,701      3.52

  Demand Deposits                                            613,827                            621,604
  Other Liabilities                                           75,698                             53,122
  Minority Interest in Preferred Stock of Subsidiaries       350,000                            350,000
  Shareholders' Equity                                       338,607                            363,268
------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                 $5,784,046                         $5,497,850
==============================================================================================================================
  NET INTEREST INCOME AND SPREAD                                         $50,472   3.32 %                   $46,655      3.15 %
==============================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                            3.90 %                                3.78 %

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2000, excluding securities gains, totaled $32.2 million, an increase of $8.0 million from the same period a year ago. This increase was mostly due to a $7.0 million venture capital investment gain at Riggs Capital Partners, our venture capital subsidiary. Also contributing to the increase in noninterest income for the current quarter was $13.6 million in trust and investment advisory income at Riggs & Company, an increase of $1.0 million, or 8%, over the same period a year ago. Riggs & Company is our private client services division.


NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2000 was $53.8 million, an increase of 7% from the $50.2 million reported for the three months ended March 31, 1999. This increase was a result of added personnel costs during the year, partially related to new business initiatives, and other noninterest expense, such as data processing costs and legal fees related to these business initiatives.
                                      -11-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.23 billion at March 31, 2000, compared to $1.29 billion at year-end 1999 and March 31, 1999. The activity for the first three months included purchases of securities available for sale totaling $506.8 million, which were more than offset by maturities, curtailments and sales of securities available for sale totaling $573.7 million. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 3.6 years and 5.99%, respectively, at March 31, 2000.

                                        MARCH 31, 2000                   MARCH 31, 1999                DECEMBER 31, 1999
                                -------------------------------  ------------------------------  -------------------------------
                                  AMORTIZED        MARKET/         AMORTIZED       MARKET/         AMORTIZED        MARKET/
      AVAILABLE FOR SALE             COST        BOOK VALUE           COST        BOOK VALUE          COST        BOOK VALUE
================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities            $  289,117      $  274,793       $  188,397     $  179,274       $  289,242      $  268,008
Government Agencies Securities         436,016         431,259          541,288        541,258          479,297         474,457
Mortgage-Backed Securities             512,042         478,783          532,183        526,516          518,418         483,734
Other Securities                        46,793          46,793           42,532         43,383           63,685          63,685
================================================================================================================================
Total                               $1,283,968      $1,231,628       $1,304,400     $1,290,431       $1,350,642      $1,289,884


LOANS

At March 31, 2000, loans outstanding amounted to $3.13 billion, decreasing slightly from the December 31, 1999 total of $3.20 billion. The decrease in loans from December 31, 1999 was primarily attributed to decreases in commercial and financial loans of $45.8 million and foreign loans of $33.8 million, which was partially offset by increases in real estate commercial/construction and home equity loans.

                                                           MARCH 31,            MARCH 31,          DECEMBER 31,
(IN THOUSANDS)                                               2000                 1999                 1999
================================================================================================================
Commercial and Financial                                  $  621,609           $  691,090           $  667,393
Real Estate - Commercial/Construction                        428,746              379,580              415,304
Residential Mortgage                                       1,211,855            1,231,855            1,219,740
Home Equity                                                  322,564              309,879              315,520
Consumer                                                      68,917               71,701               73,158
Foreign                                                      483,219              505,335              517,012
----------------------------------------------------------------------------------------------------------------
Total Loans                                                3,136,910            3,189,440            3,208,127

Net Deferred Loan Fees,
 Premiums and Discounts                                       (6,361)              (3,088)              (6,146)
================================================================================================================
Loans                                                     $3,130,549           $3,186,352           $3,201,981

                                      -12-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                           -------------------------------------
                                                                                                     2000              1999
================================================================================================================================
Balance, January 1                                                                                   $41,455           $54,455
Provision for loan losses                                                                                600                --

Loans charged-off                                                                                      4,659             1,629
   Less: Recoveries on charged-off loans                                                                 915               432
--------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                      3,744             1,197

Foreign exchange translation adjustments                                                                 (74)             (254)
================================================================================================================================
Balance, March 31                                                                                    $38,237           $53,004

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $42.1 million at March 31, 2000, a $1.6 million decrease from the year-end 1999 total of $43.7 million and a $12.0 million increase from the March 31, 1999 total. The increase in nonperforming assets from the first quarter of 1999 was mainly due to two nonperforming loans in which we have participated with other major banks. These credits are an $8.1 million loan to a health care entity and a $4.8 million loan to a computer equipment manufacturing and service company that were both placed on nonaccrual in the third quarter of 1999. These two credits are considered impaired. Impaired loans also include a $25.0 million loan to a commercial real estate financing company that went to nonaccrual in the fourth quarter of 1998. Impaired loans totaled $40.5 million at March 31, 2000. The assigned reserve for loan losses for impaired loans was $8.3 million at March 31, 2000.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans increased $1.1 million during the first three months of 2000 to $8.5 million, with most of the increase in secured, residential real estate loans. Potential problem loans decreased $632 thousand from December 31, 1999.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                                          MARCH 31,       MARCH  31,      DECEMBER 31,
(IN THOUSANDS)                                                                 2000            1999           1999
=======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                                        $40,014          $26,681           $41,534
Renegotiated Loans                                                            1,212            1,772             1,263
Other Real Estate Owned, Net                                                    908            1,679               908
=======================================================================================================================
Total Nonperforming Assets                                                  $42,134          $30,132           $43,705

PAST-DUE LOANS (2)                                                          $ 8,487          $ 8,950           $ 7,429

POTENTIAL PROBLEM LOANS                                                     $ 1,381          $ 1,031           $ 2,013

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.18 billion at March 31, 2000, virtually unchanged from the December 31, 1999 and March 31, 1999 deposit totals. Changes in the composition of total deposits from year-end 1999 included a decrease in time deposits in domestic offices of $167.6 million, partially offset by increases in time deposits in foreign offices of $140.7 million, money market deposits of $17.8 million, and demand deposits of $34.4 million.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased by $244.0 million from the year-end 1999 balance, and increased $192.6 million from the March 31, 1999 balance. These changes reflect borrowings and partial calls of $400 million in advances from the Federal Home Loan Bank of Atlanta (FHLB). During 1999, we borrowed $400 million, all callable during the year 2000, at an average rate of 4.99%. $200 million was called by the FHLB in the first quarter 2000. $100 million of the remaining available credit has a final maturity of ten years, with the other $100 million maturing in five years. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives, and are used to generate cash and maintain adequate levels of liquidity.

The decrease in long-term debt from the March 31, 1999 balance was due to our redemption in July 1999 of $125 million of 8.5% subordinated notes due in 2006, at the price of 104.25%. General corporate funds were used to retire the debt. We recorded an extraordinary expense of $5.1 million, after tax, in the third quarter 1999 as a result of the redemption.

                                                                  MARCH 31,           MARCH 31,         DECEMBER 31,
(IN THOUSANDS)                                                      2000                 1999                 1999
======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings              $588,173            $395,617            $832,202

Subordinated Debentures due 2009                                     66,525              66,525              66,525
Subordinated Notes due 2006                                              --             125,000                  --
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                 66,525             191,525              66,525
======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt                     $654,698            $587,142            $898,727


LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations and those of our banking subsidiaries. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At March 31, 2000, our liquid assets, on a consolidated basis, which include cash and due from banks,
Government  obligations  and  other  securities,  federal  funds  sold,  reverse repurchase agreements and time deposits at other banks, totaled $2.05 billion (36% of total assets). This compares with $2.20 billion (38%) at December 31, 1999, and $2.18 billion (38%) at March 31, 1999. At March 31, 2000, $913.2 million of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $1.02 billion at December 31, 1999, and $807.5 million at March 31, 1999.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, we have a line of credit available through our membership in the Federal Home Loan Bank of Atlanta (FHLB Atlanta). At March 31, 2000, December 31, 1999, and March 31, 1999, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.58 billion, $1.38 billion, and $1.50 billion, respectively. Of this availability, $218.2 million, $423.2 million, and $14.5 million were outstanding at March 31, 2000, December 31, 1999, and March 31, 1999.
                                      -14-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Total shareholders' equity at March 31, 2000 was $353.1 million, an increase of $15.4 million from year-end 1999 and $5.3 million from a year ago. The increase from year-end was primarily the result of net income of $11.6 million and net unrealized securities gains of $5.5 million, after tax. For more information on our securities portfolio, see the discussion under "Securities" in the Management's Discussion and Analysis of this Form 10-Q.

Book value per common share was $12.47 as of March 31, 2000 compared to $11.93 at year-end 1999 and $12.31 at March 31, 1999. The decline in book value during 1999 was primarily the result of a decline in the value of the securities portfolio for the year of $38.3 million, after tax, partially offset by earnings of $31.6 million. Book value since December 31, 1999 improved due to the earnings and unrealized securities gains discussed in the preceding paragraph.

Following are our capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at March 31, 2000 and 1999, and December 31, 1999.

                                                      MARCH 31,       MARCH 31,      DECEMBER 31,      REQUIRED
                                                         2000            1999            1999          MINIMUMS
====================================================================================================================
RIGGS NATIONAL CORPORATION:
     Tier I                                             14.91%          13.30%          14.09%           4.00%
     Combined Tier I and Tier II                        24.46           26.59           23.55            8.00
     Leverage                                            8.74           8.51             8.59            4.00

RIGGS BANK N.A.:
     Tier I                                             13.55           12.64           12.63            4.00
     Combined Tier I and Tier II                        14.72           13.89           13.86            8.00
     Leverage                                            8.06            8.51            7.91            4.00


YEAR 2000 READINESS DISCLOSURE

GENERAL
Advances and changes in technology can have a significant impact on our business. Financial institutions are dependent on information systems and also have many external interdependencies with other companies. Many computer programs were designed to recognize calendar years by their last two digits. Calculations performed using these digits may not have worked properly with dates beginning in the Year 2000 and beyond. The Year 2000 issue created risk for us from unforeseen problems in our computer systems and from Year 2000 issues with our vendors, service providers and customers. For January 1, 2000 and subsequent dates through the date of this report, we experienced no material impact as a result of Year 2000 date changes.

APPROACH AND RISKS
We began to identify the risks associated with the Year 2000 in 1995. We established a corporate oversight structure to ensure timely risk assessments, remediation plans, systems testing, conversions, and centralized management of the project. The structure of the effort entailed a number of groups, each addressing a different aspect of the project, and reporting to the Year 2000 Program Manager. Oversight of the entire project was performed by the Year 2000 Advisory Group. This was a management committee appointed by the Board of Directors that reported to the Board on a quarterly basis.

We determined that an enterprise-wide business risk-assessment approach was most appropriate for addressing and remediating Year 2000 problems. This included an assessment of the information technology resources of each of our functional areas, as well as separate assessments of information technology vendors and suppliers, mainframe applications, third party suppliers, alternative platforms, and non-information technology and facilities risks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, CONTINUED


In addition to systems-related risks, we undertook a review of risks created by potential business interruptions suffered by our major business counterparties, both domestic and foreign. We divided our business counterparties into three broad categories: Funds Takers (primarily borrowers), Funds Providers (depositors and other funding sources) and Capital Markets partners (trading counterparties and fiduciary relationships). For those business partners that would have had a significant impact on our liquidity, income, or capital markets activities, if they had encountered significant business interruption due to the Year 2000, we assessed their readiness and contingency plans for recovering from an abrupt interruption.

After the assessment phase, Year 2000 efforts focused on remediation and verification. We developed detailed action plans to address mainframe systems, third party servicers, embedded technology and facilities and non-information technology issues. For purchased systems and software and third party servicers, the Year 2000 efforts involved contacting the vendors or suppliers and determining the Year 2000 status of the various systems and of the plans to bring the systems into compliance. For in-house systems, the Year 2000 efforts included correction of the programs to ensure proper data processing. Our action plans also included testing mission-critical systems to verify the remediation efforts. We recorded and tracked information to keep ourselves aware of the status of our company's information technology systems. The Program Manager worked with our functional areas to develop contingency plans for a variety of situations, such as the failure of a vendor to remediate Year 2000 issues by a particular date or a system not being available for processing.

The failure to correct a material problem could have resulted in an interruption in or failure of certain business operations. Year 2000 risks and uncertainties included increased credit losses, service delays, funding delays, counterparty failures, inaccurate information processing, ATM failures, and problems with international accounts. There was no assurance that the Year 2000 issue would not have a material adverse impact on our financial position, results of operations, or relationships with customers, vendors, or others.

COSTS
The total cost of the Year 2000 project at March 31, 2000, was $7.3 million. The future cost of completing the Year 2000 project is estimated to be $35 thousand. The total amount expended to date for 2000 was $212 thousand. The most significant components of the $7.3 million total estimated cost consisted of 61% for personnel costs, including consultants and special Year 2000 incentives, and 27% for data processing services. We did not separately track all internal costs incurred for the Year 2000 project. Internal costs were principally the payroll-related costs for the information systems group.

CONTINGENCY PLANS
To prepare for the possibility that certain information systems or third party vendors and servicers were not Year 2000 compliant, we developed detailed contingency plans. We had two types of contingency plans, remediation plans and business resumption plans.

The remediation plans addressed any information systems which, through testing, had been identified as not Year 2000 compliant. These plans described and scheduled alternative provisions, including, if necessary, the replacement of vendors or third party servicers to ensure compliance. The remediation plans were complete; however, implementation of these plans was not necessary because of our state of readiness.

The business resumption plans addressed how we would continue operations in the event a Year 2000 related interruption occurred. The business resumption plans for our mission-critical systems and third-party servicers were substantially completed as of June 30, 1999. In some cases these plans provided for the manual processing of certain normal bank functions. Manual processing would have caused delays, which could have disrupted the normal business activities of our company and our customers. While implementation of the business resumption plans was not expected to be necessary, it ensured that we had the ability to process transactions and serve our customers if a Year 2000 problem actually had occurred.
                                      -16-

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

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of March 31, 2000 and 1999 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.


INTEREST-RATE SENSITIVITY ANALYSIS (1)
                                                                 MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2000
============================================================================================================================
                                                         SIMULATED IMPACT OVER NEXT          SIMULATED IMPACT OVER NEXT
                                                                TWELVE MONTHS                    THIRTY-SIX MONTHS
----------------------------------------------------- ---------------------------------- -----------------------------------
(In Thousands)                                             +100BP           -100BP            +300BP            -300BP
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                       (0.8)%            4.3 %            (3.0)%             4.8 %

  Net Interest Income Increase/(Decrease)                    $(1,523)         $ 7,782          $(16,990)          $27,446


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
----------------------------------------------------- ----------------- ---------------- ----------------- -----------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                        (.6)%           (0.1)%              .5 %            (1.6)%

  Net Interest Income Increase/(Decrease)                    $(1,177)          $ (173)           $3,107           $(9,356)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


At March 31, 2000, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 5%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 5%. The results of the simulation for March 31, 2000 indicated that we were liability sensitive over the 12 and 36-month time horizons. We were within guidelines for interest rates moving significantly in either direction.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at March 31, 2000 and 1999, and December 31, 1999 are detailed in the table below. At March 31, 2000, our financial derivative instruments included four swaps with a total notional amount of $30.0 million. These swaps extend the maturities of certain short-term liabilities at the current funding rates to protect these liabilities against rising interest rates. These agreements were contracted in October 1999, December 1999 and January 2000, and entail the payment of a blended 6.84% fixed rate and the receipt of a floating rate equal to three-month LIBOR. These swaps reset quarterly and mature in 2004.

As a result of Riggs Capital Partners venture capital investment activity, we had venture capital commitments of $22.1 million at March 21, 2000 of which $4.6 million was less than one year.

                                                                    CONTRACTUAL OR NOTIONAL VALUE
                                                            -----------------------------------------------
                                                                MARCH 31,       MARCH 31,     DECEMBER 31,
                                                                   2000           1999            1999
===========================================================================================================
Commitments to Extend Credit                                      $928,800      $1,196,279      $1,035,644

Venture Capital Commitments                                         22,102              --              --

Letters of Credit                                                  130,896         122,556         137,622

Derivative Instruments:
    Foreign Exchange Contracts:
         Commitments to Purchase                                  $100,138      $  137,281      $  112,226
         Commitments to Sell                                       301,350         224,439         317,837
           Futures                                                   1,932              --              --
    Interest Rate Agreements
           Swaps                                                   124,412          99,372         126,786
           Purchased Options                                           623             630             629

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
               CONTINUED


Our interest rate agreement activity for the three months ended March 31, 2000, is as follows:

                                                 BALANCE                                                        BALANCE
                                               DECEMBER 31,                                                     MARCH 31,
                                                  1999         ADDITIONS     MATURITIES     TERMINATIONS          2000
============================================================================================================================
Interest Rate Agreements:
     Receive variable/pay fixed                    $ 25,000        $5,000       $    --           $    --          $ 30,000
     Riggs Bank Europe Limited                      101,786            --         7,374                --            94,412
============================================================================================================================
Total                                              $126,786        $5,000       $ 7,374           $    --          $124,412


     -------------------------------------------------------------------

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements, including the references to earnings from venture capital and our trust and investment advisory fee income. A variety of factors could cause our actual results and experiences to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. These factors also include the growth of the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters.
                                      -19-

RIGGS NATIONAL CORPORATION


                          PART II OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits

                  The exhibits listed on page 21 are incorporated by reference or filed herewith in response to this item.


        (b)    Reports on Form 8-K

                  None.




                                    SIGNATURES
          Pursuant to the  requirements of the Securities  Exchange Act of
      1934,  the  registrant  has duly  caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


Date:       May 5, 2000                           /s/ TIMOTHY C. COUGHLIN
          ----------------                     --------------------------------
                                                      Timothy C. Coughlin
                                                          President






Date:       May 5, 2000                              /s/ JOHN L. DAVIS
          -----------------                    --------------------------------
                                                         John L. Davis
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                       Accounting Officer)

                               INDEX TO EXHIBITS

  EXHIBIT NO.                                     DESCRIPTION                             PAGES
======================================================================================================

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

     (4.2)       Indenture  dated  December  13,  1996,  with  respect  to  $150 million,  8.625% Trust Preferred Securities,  Series A due 2026
                 (Incorporated  by  reference  to  the  Registrant's  S-3  dated
                 February 6, 1997, SEC File No. 333-21297.)

     (4.3)       Indenture  dated March 12, 1997,  with respect to $200 million,
                 8.875%   Trust   Preferred   Securities,   Series  C  due  2027
                 (Incorporated by reference to the Registrant's S-3 dated May 2,
                 1997, SEC File No. 333-26447.)

     (27)        Financial Data Schedule                                               Exhibit 27

(Exhibits omitted are not required or not applicable.)
                                      -21-