Form 10-Q
period 2000-06-30
RIGGS NATIONAL CORP
filed 2000-08-04
CIK 350847

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 2000


         [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (202) 835-4309
                                --------------
               (Registrant's telephone number, including area code)

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $2.50 par value                        28,360,666
     -----------------------------                        ----------
          (Title of Class)                       (Outstanding at July 31, 2000)

                    RIGGS NATIONAL CORPORATION

                       TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                        PAGE NO.

Item 1. Financial Statements-Unaudited

          Consolidated Statements of Income
          Three and six months ended June 30, 2000 and 1999                 3

          Consolidated Statements of Condition
          June 30, 2000 and 1999, and December 31, 1999                     4

          Consolidated Statements of Changes in Shareholders' Equity
          Six months ended June 30, 2000 and 1999                           5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999                           6

          Notes to the Consolidated Financial Statements                 7-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             12-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk      20-22


PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                  23

Item 2. Change in Securities                                               23

Item 3. Defaults Upon Senior Securities                                    23

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 5. Other Information                                                  24

Item 6. Exhibits and Reports on Form 8-K                                   24

Signatures                                                                 24

                   PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                  JUNE 30,                JUNE 30,
                                                                                    -----------------------------------------------
                                                                                       2000        1999        2000        1999
===================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                          $ 59,368    $ 56,404   $ 118,716   $ 114,278
  Interest and Dividends on Securities Available for Sale                               19,578      17,025      39,917      31,338
  Interest on Time Deposits with Other Banks                                             5,507       6,159      11,096      13,393
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                       5,359       1,221      10,164       3,327
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                 89,812      80,809     179,893     162,336

INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                             562         626       1,188       1,313
      Money Market Deposit Accounts                                                      9,969       8,591      19,467      16,947
      Time Deposits in Domestic Offices                                                 10,864       9,948      23,106      19,961
      Time Deposits in Foreign Offices                                                   9,454       7,620      17,353      15,919
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                            30,849      26,785      61,114      54,140
-----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                              8,612       3,818      17,777       7,796
      Long-Term Debt                                                                     1,618       4,368       3,236       8,736
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                            10,230       8,186      21,013      16,532
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                                41,079      34,971      82,127      70,672
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                   48,733      45,838      97,766      91,664
  Less:  Provision for Loan Losses                                                         403           -       1,003           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                   48,330      45,838      96,763      91,664

NONINTEREST INCOME
  Trust and Investment Advisory Income                                                  13,864      12,685      27,462      25,290
  Service Charges and Fees                                                              10,442       9,879      20,050      19,330
  Venture Capital Investment Gains, Net                                                  5,579           -      12,616           -
  Other Noninterest Income                                                               2,377       1,769       4,365       3,957
  Securities Gains, Net                                                                     11       1,018         321       1,104
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                              32,273      25,351      64,814      49,681

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                        24,756      21,811      49,284      44,069
  Occupancy, Net                                                                         4,972       4,555       9,903       9,221
  Data Processing Services                                                               5,237       4,722      10,437       9,283
  Furniture and Equipment                                                                2,974       2,658       6,033       5,223
  Other Real Estate Owned Expense (Income), Net                                             14          22         (23)         38
  Other Noninterest Expense                                                             17,663      16,441      33,826      32,530
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                             55,616      50,209     109,460     100,364
-----------------------------------------------------------------------------------------------------------------------------------

  Income before Taxes and Minority Interest                                             24,987      20,980      52,117      40,981
  Applicable Income Tax Expense                                                          8,915       6,420      18,555      13,718
  Minority Interest in Income of Subsidiaries, Net of Taxes                              5,742       4,986      11,680       9,973
===================================================================================================================================
  Net Income                                                                          $ 10,330     $ 9,574    $ 21,882    $ 17,290

EARNINGS PER SHARE-     Basic                                                         $    .36     $   .34    $    .77    $    .60
                        Diluted                                                            .36         .33         .77         .59

DIVIDENDS DECLARED AND PAID PER SHARE                                                 $    .05     $   .05    $    .10    $    .10

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                          JUNE 30,    JUNE 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                   2000        1999          1999
=======================================================================================================================

ASSETS
  Cash and Due from Banks                                                           $  147,108  $  158,225  $  149,712
  Federal Funds Sold and Reverse Repurchase Agreements                                 398,000      55,000     346,000
-----------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                      545,108     213,225     495,712

  Time Deposits with Other Banks                                                       326,029     511,541     413,528
  Securities Available for Sale (at Market Value)                                    1,310,150   1,167,418   1,289,884
  Venture Capital Investments                                                           76,266      15,219      39,525

  Loans                                                                              3,140,441   3,186,045   3,201,981
  Reserve for Loan Losses                                                              (37,036)    (52,174)    (41,455)
-----------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                    3,103,405   3,133,871   3,160,526

  Premises and Equipment, Net                                                          200,597     203,273     202,840
  Other Real Estate Owned                                                                  908       1,678         908
  Other Assets                                                                         230,308     207,655     227,226
=======================================================================================================================
  Total Assets                                                                      $5,792,771  $5,453,880 $ 5,830,149

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                                $ 653,968   $ 674,175   $ 729,030
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                         326,012     383,054     395,024
      Money Market Deposit Accounts                                                  1,661,356   1,500,861   1,489,690
      Time Deposits in Domestic Offices                                                876,094     976,431   1,068,920
      Time Deposits in Foreign Offices                                                 734,934     604,943     492,669
-----------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                    3,598,396   3,465,289   3,446,303
-----------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                     4,252,364   4,139,464   4,175,333

  Repurchase Agreements and Other Short-Term Borrowings                                636,377     369,291     832,202
  Other Liabilities                                                                    124,430      62,908      68,376
  Long-Term Debt                                                                        66,525     191,525      66,525
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  5,079,696   4,763,188   5,142,436

GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  JUNIOR
  SUBORDINATED  DEFERRABLE  INTEREST  DEBENTURES                                       350,000     350,000     350,000
=======================================================================================================================

SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 2000 and 1999, and
         December 31, 1999
      Shares Issued - 31,651,464 at June 30, 2000, 31,557,995 at
         June 30, 1999 and 31,615,495 at December 31, 1999                              79,129      78,895      79,039
  Surplus - Common Stock                                                               161,744     160,789     161,439
  Undivided Profits                                                                    229,734     199,208     210,682
  Accumulated Other Comprehensive Loss                                                 (36,175)    (26,843)    (42,090)
  Treasury Stock - 3,300,798 shares at June 30, 2000 and 1999, and
         December 31, 1999                                                             (71,357)    (71,357)    (71,357)
-----------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                           363,075     340,692     337,713
=======================================================================================================================
  Total Liabilities and Shareholders' Equity                                        $5,792,771  $5,453,880 $ 5,830,149

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               COMMON                            ACCUMULATED
                                                                STOCK                              OTHER                   TOTAL
                                                                $2.50                UNDIVIDED COMPREHENSIVE  TREASURY SHAREHOLDERS'
                                                                 PAR       SURPLUS    PROFITS   INCOME (LOSS)  STOCK      EQUITY
===================================================================================================================================
Balance, December 31, 1998                                    $ 78,888   $ 160,760   $ 184,794    $ (2,548)  $ (29,166)  $ 392,728

Comprehensive Income:
   Net Income                                                                           17,290                              17,290
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                              (22,355)                (22,355)
    Foreign Exchange
      Translation Adjustments                                                                       (1,940)                 (1,940)

                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                         (24,295)

                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                           (7,005)

Issuance of Common Stock for
  Stock Option Plans-2,650 Shares                                    7          29                                              36

Cash Dividends -
  Common Stock, $.10 per Share                                                          (2,876)                             (2,876)

Common Stock Repurchase-
   2,125,000 shares                                                                                            (42,191)    (42,191)
===================================================================================================================================
Balance, June 30, 1999                                        $ 78,895   $ 160,789   $ 199,208   $ (26,843)  $ (71,357)  $ 340,692

Balance, December 31, 1999                                    $ 79,039   $ 161,439   $ 210,682   $ (42,090)  $ (71,357)  $ 337,713

Comprehensive Income:
   Net Income                                                                           21,882                              21,882
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                                7,684                   7,684
    Foreign Exchange
      Translation Adjustments                                                                       (1,769)                 (1,769)

                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                           5,915

                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                           27,797

Issuance of Common Stock for
  Stock Option Plans, 33,000 Shares                                 90         305                                             395

Cash Dividends -
  Common Stock, $.10 per Share                                                          (2,830)                             (2,830)
===================================================================================================================================
Balance, June 30, 2000                                        $ 79,129   $ 161,744   $ 229,734   $ (36,175)  $ (71,357)  $ 363,075

(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)                                                                                                SIX MONTHS ENDED
                                                                                                                   JUNE 30,
                                                                                                           ------------------------
                                                                                                              2000        1999
===================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                    $ 21,882    $ 17,290
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                                   1,003           -
     Depreciation Expense and Amortization of Leasehold Improvements                                             6,884       5,839
     Gains on Sale of Securities Available for Sale                                                               (321)     (1,104)
     Increase in Other Assets                                                                                   (7,219)    (13,848)
     Increase in Other Liabilities                                                                              56,054      14,058
-----------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                             56,401       4,945
-----------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                                     78,283      22,235
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                                87,499     184,640
  Principal Collections and Maturities of Securities Available for Sale                                        593,201   2,080,310
  Proceeds from Sales of Securities Available for Sale                                                         207,942      55,985
  Purchases of Securities Available for Sale                                                                  (809,267) (2,366,274)
  Net Decrease in Loans                                                                                         56,547      70,260
  Net Increase in Venture Capital Investments                                                                  (36,741)          -
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                                   -           1
  Net Increase in Premises and Equipment                                                                        (4,641)     (6,041)
  Other, Net                                                                                                      (429)       (450)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                                                       94,111      18,431
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                                      27,592     (22,936)
    Time Deposits                                                                                               49,439      17,552
    Repurchase Agreements and Other Short-Term Borrowings                                                     (195,825)     (5,089)
  Proceeds from the Issuance of Common Stock                                                                       395          36
  Dividend Payments - Common                                                                                    (2,830)     (2,876)
  Repurchase of Common Shares                                                                                        -     (42,191)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                                         (121,229)    (55,504)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                                 (1,769)     (1,940)
-----------------------------------------------------------------------------------------------------------------------------------
Net  Increase (Decrease) in Cash and Cash Equivalents                                                           49,396     (16,778)
Cash and Cash Equivalents at Beginning of Period                                                               495,712     230,003
===================================================================================================================================
Cash and Cash Equivalents at End of Period                                                                   $ 545,108   $ 213,225


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                               $       -   $       -

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                                  $  82,378   $  72,168
  Income Tax Payments                                                                                            1,102           1

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.     BASIS OF PRESENTATION

In our opinion, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior-period amounts to conform with the current period's presentation. The results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the full 2000 year.

NOTE 2.     EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                        JUNE 30, 2000           JUNE 30, 1999
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================
Net Income Available to Common Shareholders                                           $ 10,330    $ 10,330     $ 9,574     $ 9,574

Weighted-Average Shares Outstanding                                                 28,331,857  28,331,857  28,256,902  28,256,902
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     219,217         n/a     533,816
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,331,857  28,551,074  28,256,902  28,790,718

Basic EPS                                                                             $    .36                 $   .34
Diluted EPS                                                                                       $    .36                 $   .33

                                                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                                        JUNE 30, 2000           JUNE 30, 1999
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ------------------------------------------------
Net Income Available to Common Shareholders                                           $ 21,882    $ 21,882    $ 17,290    $ 17,290

Weighted-Average Shares Outstanding                                                 28,323,744  28,323,744  28,623,632  28,623,632
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     105,109         n/a     587,079
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,323,744  28,428,853  28,623,632  29,210,711

Basic EPS                                                                             $    .77                $    .60
Diluted EPS                                                                                       $    .77                $    .59

NOTE 3.     OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)                                                                 BEFORE -       TAX
                                                                                                    TAX       (EXPENSE)  NET-OF-TAX
                                                                                                   AMOUNT      BENEFIT     AMOUNT
===================================================================================================================================
SIX MONTHS ENDED JUNE 30, 2000:
Foreign Currency Translation Adjustments                                                          $ (2,722)   $    953    $ (1,769)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           12,142      (4,249)      7,893
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                         (321)        112        (209)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     11,821      (4,137)      7,684
===================================================================================================================================

Other Comprehensive Income (Loss)                                                                 $  9,099    $ (3,184)   $  5,915

SIX MONTHS ENDED JUNE 30, 1999:
Foreign Currency Translation Adjustments                                                          $ (2,985)   $  1,045    $ (1,940)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                          (33,288)     11,651     (21,637)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                       (1,104)        386        (718)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                    (34,392)     12,037     (22,355)
===================================================================================================================================

Other Comprehensive Income (Loss)                                                                 $(37,377)   $ 13,082    $(24,295)



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                                                  FOREIGN   UNREALIZED  ACCUMULATED
                                                                                                 CURRENCY   GAIN (LOSS)    OTHER
                                                                                               TRANSLATION     ON      COMPREHENSIVE
                                                                                               ADJUSTMENTS SECURITIES  INCOME (LOSS)
===================================================================================================================================
SIX MONTHS ENDED JUNE 30, 2000:
Balance, December 31, 1999                                                                        $ (2,597)  $ (39,493)  $ (42,090)
Current-Period Change                                                                               (1,769)      7,684       5,915
===================================================================================================================================
Balance, June 30, 2000                                                                            $ (4,366)  $ (31,809)  $ (36,175)

SIX MONTHS ENDED JUNE 30, 1999:
Balance, December 31, 1998                                                                        $ (1,349)  $  (1,199)  $  (2,548)
Current-Period Change                                                                               (1,940)    (22,355)    (24,295)
===================================================================================================================================
Balance, June 30, 1999                                                                            $ (3,289)  $ (23,554)  $ (26,843)

NOTE 4.     SEGMENT PROFITABILITY

===================================================================================================================================
SIX MONTHS                                                                            RIGGS                                 RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                CAPITAL                              NATIONAL
JUNE 30, 2000                        BANKING      BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   98,749   $  31,958   $   2,947  $   74,799    $      -  $   23,729
Interest Expense                        29,151      41,328       5,854      29,597           -      27,361
Funds Transfer Income (Expense)         (7,520)     27,481       8,751     (38,480)        145       9,623
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        62,078      18,111       5,844       6,722         145       5,991
Provision for Loan Losses                 (300)       (703)          -           -           -           -
Tax Equivalent Adjustment               (1,125)          -           -           -           -           -
                                     -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   60,653   $  17,408   $   5,844  $    6,722    $    145   $   5,991  $        -   $   96,763
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   19,670   $   2,030   $  28,624  $    1,783    $ 12,418       $ 289
Intersegment Noninterest Income          1,778       2,070         132           1         162       1,446
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   21,448   $   4,100   $  28,756  $    1,784    $ 12,580   $   1,735  $   (5,589)  $   64,814
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    3,781       $ 488       $ 444         $ 9        $ 10   $   4,426
Direct Expense                          33,366      14,649      18,276       2,039       1,052      36,509
Overhead and Support                    26,150       6,261       6,241         852          39     (39,543)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   63,297   $  21,398   $  24,961  $    2,900    $  1,101   $   1,392  $   (5,589)  $  109,460
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   18,804   $     110   $   9,639  $    5,606    $ 11,624   $   6,334  $         -  $   52,117
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,804,332   $ 944,652   $ 103,316  $2,438,887    $ 60,854   $ 941,686  $(1,572,515) $5,721,212
===================================================================================================================================

===================================================================================================================================
SIX MONTHS                                                                             RIGGS                                RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                 CAPITAL                             NATIONAL
JUNE 30, 1999                        BANKING     BANKING      COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   92,455  $   29,455   $   2,897  $   47,220    $      -  $   26,591
Interest Expense                        30,170      34,881       4,448      11,897           -      24,200
Funds Transfer Income (Expense)          1,352      21,220       6,591     (31,363)       (332)      2,532
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        63,637      15,794       5,040       3,960        (332)      4,923
Provision for Loan Losses                    -           -           -           -           -           -
Tax Equivalent Adjustment               (1,005)          -           -        (353)          -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   62,632  $   15,794   $   5,040  $    3,607    $   (332) $    4,923 $         -  $   91,664
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   19,486  $    1,978   $  25,942  $      885    $    384  $    1,006
Intersegment Noninterest Income            259       2,017         293           1           -       1,799
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   19,745  $    3,995   $  26,235  $      886    $    384  $    2,805 $    (4,369) $   49,681
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    3,765  $      369   $     411  $        6    $      4  $    3,580
Direct Expense                          30,304      10,982      16,377         759       1,011      37,165
Overhead and Support                    27,104       5,590       5,974         773           2     (39,443)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   61,173  $   16,941   $  22,762  $    1,538    $  1,017  $    1,302 $    (4,369) $  100,364
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   21,204  $    2,848   $   8,513  $    2,955    $   (965) $    6,426 $         -  $   40,981
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,727,600  $  934,159   $ 101,351  $1,758,129    $ 11,702  $1,115,160 $(1,159,600) $5,488,501
===================================================================================================================================

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services, such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes our Washington, D.C.- based embassy banking business and our London-based banking subsidiary, Riggs Bank Europe Limited. Riggs & Company is our private client services division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our operations. Riggs Capital Partners is our venture capital subsidiary, and specializes in equity investments in privately-held high-growth companies. "Other" consists of our unallocated parent-company income and expense, net interest income from unallocated equity and foreclosed real estate activities of Riggs Bank N.A., our principal banking subsidiary.

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


===================================================================================================================================
THREE MONTHS                                                                         RIGGS                                 RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                CAPITAL                              NATIONAL
JUNE 30, 2000                        BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION  CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   49,799   $  15,938    $  1,493  $   37,278    $      -  $   11,901
Interest Expense                        15,253      21,520       2,769      14,429           -      13,146
Funds Transfer Income (Expense)         (3,049)     14,599       4,146     (20,421)         93       4,632
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        31,497       9,017       2,870       2,428          93       3,387
Provision for Loan Losses                    -        (403)          -           -           -           -
Tax Equivalent Adjustment                 (559)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   30,938   $   8,614    $  2,870  $    2,428    $     93  $    3,387 $         -  $    48,330
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,153   $     996   $  14,589  $      846    $  5,451   $     238
Intersegment Noninterest Income            892         983          45           -          85         723
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   11,045   $   1,979   $  14,634  $      846    $  5,536   $     961 $    (2,728) $    32,273
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,889   $     246   $     225  $        4    $      5   $   2,221
Direct Expense                          17,083       7,355       9,427       1,022         530      18,337
Overhead and Support                    13,401       3,128       3,061         455          22     (20,067)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   32,373   $  10,729   $  12,713  $    1,481    $    557   $     491 $    (2,728) $    55,616
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $    9,610   $    (136)  $   4,791  $    1,793    $  5,072   $   3,857 $         -  $    24,987
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,795,051   $ 927,655   $ 107,253  $2,380,600    $ 70,745   $ 942,014 $(1,564,941) $ 5,658,377
===================================================================================================================================


===================================================================================================================================
THREE MONTHS                                                                           RIGGS                               RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                 CAPITAL                            NATIONAL
JUNE 30, 1999                        BANKING     BANKING     COMPANY     TREASURY    PARTNERS     OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   46,000  $   14,394   $   1,451  $   24,308   $       - $    13,259
Interest Expense                        15,072      17,148       2,217       6,320           -      12,293
Funds Transfer Income (Expense)            349      10,681       3,290     (15,584)       (202)      1,466
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        31,277       7,927       2,524       2,404        (202)      2,432
Provision for Loan Losses                    -           -           -           -           -           -
Tax Equivalent Adjustment                 (524)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   30,753  $    7,927   $   2,524  $    2,404    $   (202)$     2,432 $        -   $    45,838
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $    9,903  $      947   $  13,031  $      488    $    211 $       771
Intersegment Noninterest Income            259       1,014         145           -           -         920
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   10,162  $    1,961   $  13,176  $      488    $    211 $     1,691 $    (2,338) $    25,351
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,878  $      186   $     209  $        3    $      4 $     1,799
Direct Expense                          15,422       5,533       7,817         383         514      18,799
Overhead and Support                    13,046       2,861       3,325         338           1     (19,571)
                                     -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   30,346  $    8,580   $  11,351  $      724    $    519 $     1,027 $    (2,338) $    50,209
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   10,569  $    1,308   $   4,349  $    2,168    $   (510)$     3,096 $         -  $    20,980
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,731,372  $  938,613   $ 101,849  $1,799,240    $ 13,766 $ 1,110,517 $(1,216,102) $ 5,479,255
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

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We earned $10.3 million of net income for the second quarter of 2000, an increase of 7% over the $9.6 million for the same period a year ago. Diluted earnings per share for the second quarter of 2000 were $.36 compared to $.33 reported in the second quarter of 1999.

For the first half of 2000, we had net income of $21.9 million, or $.77 per diluted share, compared with net income of $17.3 million, or $.59 per diluted share for the first half of 1999.

The increase in net income for the second quarter and first half of 2000 was primarily due to $5.6 and $12.6 million, respectively, in venture capital gains from our venture capital subsidiary, Riggs Capital Partners. Noninterest income also was enhanced by 9% increases for both periods in trust and advisory fee income at Riggs & Company, our private client services division. These increases in noninterest income were partially offset by increases in noninterest expense of $5.4 and $9.1 million for the second quarter and six months ended June 30, 2000.

Return on average assets was .73% and .77% for the three and six months ended June 30, 2000, compared to .70% and .64% for the same periods a year ago. Return on average stockholder's equity was 11.88% at June 30, 2000, compared to 11.12% at June 30, 1999.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $49.3 million in the first quarter of 2000, and $98.9 million for the first six months of the year, increasing $2.9 and $5.9 million, respectively from the same periods in 1999. The increase from the prior year's first six months was primarily due to a reduction in interest expense due to the redemption of $125 million in subordinated notes, and increases in interest income of $8.2, $4.6, and $6.8 million, respectively, on the securities, loans, and overnight investments portfolios. These items were partially offset by increases in interest expense on our interest-bearing deposits and short-term borrowings. The increase in net interest income for the second quarter year to year was due to the same factors.

NET INTEREST INCOME CHANGES (1)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30, 2000 VS 1999               JUNE 30, 2000 VS 1999
                                                           ------------------------------------------------------------------------
                                                             DUE TO      DUE TO       TOTAL      DUE TO      DUE TO       TOTAL
(IN THOUSANDS)                                                RATE       VOLUME      CHANGE       RATE       VOLUME      CHANGE
===================================================================================================================================

Interest Income:
   Loans, Including Fees                                       $ 3,965     $  (966)    $ 2,999     $ 5,516     $  (958)    $ 4,558
   Securities Available for Sale                                 1,517       1,036       2,553       2,721       5,505       8,226
   Time Deposits with Other Banks                                1,649      (2,301)       (652)      3,108      (5,405)     (2,297)
   Federal Funds Sold and Reverse
       Repurchase Agreements                                       496       3,642       4,138       1,049       5,788       6,837
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Income                                            7,627       1,411       9,038      12,394       4,930      17,324

Interest Expense:
   Interest-Bearing Deposits                                     4,212        (148)      4,064       6,748         226       6,974
   Repurchase Agreements and Other
      Short-Term Borrowings                                      2,480       2,327       4,807       4,470       5,537      10,007
   Long-Term Debt                                                  248      (3,011)     (2,763)        456      (5,982)     (5,526)
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                           6,940        (832)      6,108      11,674        (219)     11,455
===================================================================================================================================

Net Interest Income                                            $   687     $ 2,243     $ 2,930     $   720     $ 5,149     $ 5,869

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                   THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                     JUNE 30, 2000                       JUNE 30, 1999
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                $ 3,121,795    $ 59,927        7.72% $3,173,289    $ 56,928        7.20%
  Securities Available for Sale (3)                          1,249,821      19,578        6.30   1,178,835      17,025        5.79
  Time Deposits with Other Banks                               351,907       5,507        6.29     518,610       6,159        4.76
  Federal Funds Sold and Reverse Repurchase Agreements         337,812       5,359        6.38     101,179       1,221        4.84
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             5,061,335      90,371        7.18   4,971,913      81,333        6.56

  Reserve for Loan Losses                                      (38,102)                            (52,750)
  Cash and Due from Banks                                      140,758                             148,266
  Other Assets                                                 494,386                             411,826
===================================================================================================================================

    Total Assets                                           $ 5,658,377                          $5,479,255

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                $ 3,536,847    $ 30,849        3.51% $3,554,151    $ 26,785        3.02%
  Repurchase Agreements and Other Short-Term Borrowings        625,305       8,625        5.55     382,782       3,818        4.00
  Long-Term Debt                                                66,525       1,605        9.70     191,525       4,368        9.15
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,228,677      41,079        3.91   4,128,458      34,971        3.40

  Demand Deposits                                              632,007                             587,393
  Other Liabilities                                             97,865                              67,974
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         349,828                             345,430
===================================================================================================================================

  Total Liabilities, Minority Interest and
     Shareholders' Equity                                  $ 5,658,377                          $5,479,255
===================================================================================================================================

  NET INTEREST INCOME AND SPREAD                                          $ 49,292        3.27%               $ 46,362        3.16%
===================================================================================================================================

  NET INTEREST MARGIN ON EARNING ASSETS                                                   3.92%                               3.74%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2000, totaled $32.3 million, an increase of $6.9 million from the $25.4 million for the same period a year ago. This increase was primarily due to $5.6 million in venture capital investment gains at Riggs Capital Partners. Also contributing to the increase in noninterest income for the current quarter was $13.9 million in trust and investment advisory income at Riggs & Company, an increase of $1.2 million, or 9%, over the same period a year ago.

Noninterest income for the six months ended June 30, 2000, totaled $64.8 million, an increase of $15.1 million from the $49.7 million earned for the same period in 1999. This increase was primarily due to $12.6 million in venture capital investment gains at Riggs Capital Partners, and an increase of $2.2 million in trust and advisory income from 1999 to 2000 at Riggs & Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

                                                                    SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30, 2000                       JUNE 30, 1999
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                $ 3,151,310   $ 119,841        7.65% $3,185,659   $ 115,283        7.30%
  Securities Available for Sale (3)                          1,276,771      39,917        6.29   1,098,346      31,691        5.82
  Time Deposits with Other Banks                               368,337      11,096        6.06     566,836      13,393        4.76
  Federal Funds Sold and Reverse Repurchase Agreements         335,725      10,164        6.09     138,552       3,327        4.84
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             5,132,143     181,018        7.09   4,989,393     163,694        6.62

  Reserve for Loan Losses                                      (39,810)                            (53,478)
  Cash and Due from Banks                                      142,715                             146,542
  Other Assets                                                 486,164                             406,044
===================================================================================================================================

    Total Assets                                           $ 5,721,212                          $5,488,501

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                $ 3,579,326    $ 61,114        3.43% $3,535,864    $ 54,140        3.09%
  Repurchase Agreements and Other Short-Term Borrowings        671,446      17,803        5.33     391,819       7,796        4.01
  Long-Term Debt                                                66,525       3,210        9.70     191,525       8,736        9.20
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,317,297      82,127        3.83   4,119,208      70,672        3.46

  Demand Deposits                                              622,916                             604,404
  Other Liabilities                                             86,782                              60,589
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         344,217                             354,300
===================================================================================================================================

  Total Liabilities, Minority Interest and
     Shareholders' Equity                                  $ 5,721,212                          $5,488,501
===================================================================================================================================

  NET INTEREST INCOME AND SPREAD                                          $ 98,891        3.26%                $ 93,022       3.16%
===================================================================================================================================

  NET INTEREST MARGIN ON EARNING ASSETS                                                   3.87%                               3.76%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2000, was $55.6 million, an increase of $5.4 million from the $50.2 million reported for the three months ended June 30, 1999. This increase was a result of added personnel costs during the year, partially related to new business initiatives, and other noninterest expense, such as data processing costs and occupancy expense related to these business initiatives.

Noninterest expense for the six months ended June 30, 2000, was $109.5 million compared to $100.4 million for the same period a year ago. The increase for the six month period was mostly due to the new business initiatives discussed in the preceding paragraph.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.31 billion at June 30, 2000, compared to $1.29 billion at year-end 1999 and $1.17 billion at June 30, 1999. The activity for the first six months included purchases of securities available for sale totaling $809.3 million, which were mostly offset by maturities, curtailments and sales of securities available for sale totaling $801.1 million. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 3.4 years and 6.06%, respectively, at June 30, 2000.


                                                                JUNE 30, 2000           JUNE 30, 1999         DECEMBER 31, 1999
                                                           ------------------------------------------------------------------------
                                                            AMORTIZED    MARKET/    AMORTIZED    MARKET/    AMORTIZED    MARKET/
AVAILABLE FOR SALE                                            COST     BOOK VALUE     COST     BOOK VALUE     COST     BOOK VALUE
===================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities                                    $  313,826  $  299,273  $  213,476  $  200,348 $   289,242 $   268,008
Government Agencies Securities                                 475,239     470,976     418,326     416,098     479,297     474,457
Mortgage-Backed Securities                                     511,911     481,790     530,233     509,352     518,418     483,734
Other Securities                                                58,111      58,111      41,620      41,620      63,685      63,685
===================================================================================================================================

Total                                                       $1,359,087  $1,310,150  $1,203,655  $1,167,418 $ 1,350,642 $ 1,289,884

LOANS

At June 30, 2000, loans outstanding totaled $3.14 billion, decreasing slightly from the June 30, 1999 and December 31, 1999 balances of $3.19 and $3.20 billion, respectively. The decreases were primarily in commercial and financial and foreign loans from both prior periods. These decreases were partially offset by increases in home equity and real estate/commercial construction loans.

During the second quarter of 2000, we began originating mortgage loans for sale in the secondary market. At June 30, 2000, residential real estate loans originated and held for sale totaled $7.8 million. There were no such loans at either June 30, 1999, or December 31, 1999.

                                                             JUNE 30,                JUNE 30,               DECEMBER 31,
(IN THOUSANDS)                                                2000                     1999                     1999
=======================================================================================================================
Commercial and Financial                                    $  630,296              $  676,769              $  667,393
Real Estate - Commercial/Construction                          421,885                 409,707                 415,304
Residential Mortgage                                         1,204,924               1,224,250               1,219,740
Loans Available for Sale                                         7,803                       -                       -
Home Equity                                                    339,168                 312,681                 315,520
Consumer                                                        70,686                  69,101                  73,158
Foreign                                                        470,994                 497,540                 517,012
-----------------------------------------------------------------------------------------------------------------------

Total Loans                                                  3,145,756               3,190,048               3,208,127

Net Deferred Loan Fees,
 Premiums and Discounts                                         (5,315)                 (4,003)                 (6,146)
=======================================================================================================================

Loans                                                       $3,140,441              $3,186,045              $3,201,981

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                               SIX MONTHS ENDED
                                                                                                                   JUNE 30,
                                                                                                            -----------------------
                                                                                                              2000        1999
===================================================================================================================================
Balance, January 1                                                                                            $ 41,455    $ 54,455
Provision for loan losses                                                                                        1,003           -

Loans charged-off                                                                                                6,411       2,770
   Less: Recoveries on charged-off loans                                                                         1,418         940
-----------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                                4,993       1,830

Foreign exchange translation adjustments                                                                          (429)       (451)
===================================================================================================================================

Balance, June 30                                                                                              $ 37,036    $ 52,174


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $41.7 million at June 30, 2000, a $2.0 million decrease from the year-end 1999 total of $43.7 million and a $12.2 million increase from the June 30, 1999 total. The increase in nonperforming assets from the second quarter of 1999 was mainly due to two nonperforming loans in which we participated with other major banks. These credits were an $8.1 million loan to a health care entity and a $4.0 million loan to a computer equipment manufacturing and service company that were placed on nonaccrual in the third quarter of 1999. These two credits are considered impaired. Impaired loans also include a $25.0 million loan to a commercial real estate investment trust that went to nonaccrual in the fourth quarter of 1998. Impaired loans totaled $39.7 million at June 30, 2000. The assigned reserve for loan losses for impaired loans was $8.4 million at June 30, 2000.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans increased $3.0 million during the first six months of 2000 to $10.4 million, with most of the increase in secured, residential real estate loans. Potential problem loans increased $3.2 million from December 31, 1999. A decrease in potential problem loans of $10.7 million from June 30, 1999 occurred as the loan to the health care entity discussed in the previous paragraph moved to nonaccrual status.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                              JUNE 30,               JUNE 30,               DECEMBER 31,
(IN THOUSANDS)                                                  2000                    1999                    1999
=======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                          $ 39,751                $ 26,389                $ 41,534
Renegotiated Loans                                               1,055                   1,452                   1,263
Other Real Estate Owned, Net                                       908                   1,678                     908
=======================================================================================================================
Total Nonperforming Assets                                    $ 41,714                $ 29,519                $ 43,705

PAST-DUE LOANS (2)                                            $ 10,419                $  8,574                $  7,429

POTENTIAL PROBLEM LOANS                                       $  5,206                $ 15,861                $  2,013

(1) Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.
(2)       Loans contractually past due 90  days or more in principal or interest
          that  are   well-secured and  in the  process  of collection.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.25 billion at June 30, 2000, an increase of $77 million from the December 31, 1999 total of $4.18 billion, and an increase of $113 million from the June 30, 1999 deposit total of $4.14 billion. For both periods, deposits decreased in demand deposit, savings and NOW, and time deposits in domestic offices accounts, and increased in money market and time deposits in foreign offices accounts.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased by $195.8 million from the year-end 1999 balance, and increased $267.1 million from the June 30, 1999 balance. These changes reflect borrowings and partial calls of $400 million in advances from the Federal Home Loan Bank of Atlanta (FHLB). During 1999, we borrowed $400 million, all callable during the year 2000, at an average rate of 4.99%. $200 million was called by the FHLB in the first quarter 2000. $100 million of the remaining available credit has a final maturity of ten years, with the other $100 million maturing in five years. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

The decrease in long-term debt from the June 30, 1999, balance was due to our redemption in July 1999 of $125 million of 8.5% subordinated notes due in 2006, at the price of 104.25%. General corporate funds were used to retire the debt. We recorded an extraordinary expense of $5.1 million, after tax, in the third quarter 1999 as a result of the redemption.


                                                              JUNE 30,                JUNE 30,              DECEMBER 31,
(IN THOUSANDS)                                                  2000                    1999                    1999
=======================================================================================================================

Repurchase Agreements and Other Short-Term Borrowings        $ 636,377               $ 369,291               $ 832,202

Subordinated Debentures due 2009                                66,525                  66,525                  66,525
Subordinated Notes due 2006                                          -                 125,000                       -
-----------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                            66,525                 191,525                  66,525
=======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt               $ 702,902               $ 560,816               $ 898,727


LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations and those of our banking subsidiaries. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At June 30, 2000, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.18 billion (38% of total assets). This compares with $2.20 billion (38%) at December 31, 1999, and $1.89 billion (35%) at June 30, 1999. At June 30, 2000, $977.6 million of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $1.02 billion at December 31, 1999, and $824.5 million at June 30, 1999.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, we have a line of credit available through our membership in the FHLB. At June 30, 2000, December 31, 1999, and June 30, 1999, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.56 billion, $1.38 billion, and $1.68 billion, respectively. At June 30, 2000, December 31, 1999, and June 30, 1999, the amounts outstanding were $214.3 million, $423.2 million, and $31.9 million, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED


SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Total shareholders' equity at June 30, 2000, was $363.1 million, an increase of $25.4 million from year-end 1999 and $22.4 million from a year ago. The increase from year-end was primarily the result of net income of $21.9 million and unrealized securities losses that were smaller by $7.7 million, after tax. The increase from June 30, 1999 was primarily the result of net income of $36.2 million, which was partially offset by unrealized securities losses of $8.3 million. For more information on our securities portfolio, see the discussion under "Securities" in the Management's Discussion and Analysis of this Form 10-Q.

Book value per common share was $12.81 as of June 30, 2000, compared to $11.93 at year-end 1999 and $12.06 at June 30, 1999. The increases in book value from June 30th and year-end 1999 were primarily the result of the net income and net unrealized securities gains described in the preceding paragraph.

Following are our capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at June 30, 2000 and 1999, and December 31, 1999.

                                                                                      JUNE 30,    JUNE 30,   DECEMBER 31,  REQUIRED
                                                                                        2000        1999        1999       MINIMUMS
===================================================================================================================================

RIGGS NATIONAL CORPORATION:
     Tier I                                                                              15.15%      13.47%      14.09%       4.00%
     Combined Tier I and Tier II                                                         24.55       26.59       23.55        8.00
     Leverage                                                                             9.12        8.70        8.59        4.00

RIGGS BANK N.A.:
     Tier I                                                                              13.87       12.89       12.63        4.00
     Combined Tier I and Tier II                                                         15.01       14.14       13.86        8.00
     Leverage                                                                             8.49        8.78        7.91        4.00


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

COSTS

The total cost of the Year 2000 project at June 30, 2000, was $7.1 million. The future cost of completing the Year 2000 project is estimated to be $21 thousand. The total amount expended to date for 2000 was $86 thousand. The most significant components of the $7.1 million total estimated cost consisted of 60% for personnel costs, including consultants and special Year 2000 incentives, and 28% for data processing services. We did not separately track all internal costs incurred for the Year 2000 project. Internal costs were principally the payroll-related costs for the information systems group.

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

RIGGS NATIONAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. We have determined that interest-rate risk has a material impact on our financial performance, and as such we have established the Asset/Liability Committee ("ALCO") to manage interest-rate risk. The role of this committee is to prudently manage the asset/liability mix of our operations to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO's view of both current and prospective market and economic conditions.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of June 30, 2000 and 1999 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.



INTEREST-RATE SENSITIVITY ANALYSIS (1)
                                                                             MOVEMENTS IN INTEREST RATES FROM JUNE 30, 2000
===================================================================================================================================
                                                                          SIMULATED IMPACT OVER             SIMULATED IMPACT OVER
                                                                            NEXT TWELVE MONTHS             NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     -1.0%        2.3%                  -1.80%        3.4%

  Net Interest Income Increase/(Decrease)                                 $ (1,840)    $ 4,348               $ (10,660)   $ 20,133


                                                                             MOVEMENTS IN INTEREST RATES FROM JUNE 30, 1999
===================================================================================================================================
                                                                          SIMULATED IMPACT OVER             SIMULATED IMPACT OVER
                                                                            NEXT TWELVE MONTHS             NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     -0.9%        2.2%                   -2.3%        2.2%

  Net Interest Income Increase/(Decrease)                                 $ (1,785)    $ 4,098               $ (13,636)   $ 13,140

(1) Key Assumptions:
Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:
1. Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2. Interest rate scenarios which are generated by ALCO for the "most likely" scenario and are dictated by policy for the alternative scenarios.
3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4. Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5. Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6. Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
CONTINUED

At June 30, 2000, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 4%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36- month period, the impact on net interest income did not exceed 4%. The results of the simulation for June 30, 2000, indicated that we were liability sensitive over the 12 and 36-month time horizons. We were within guidelines for interest rates moving significantly in either direction.

In managing our interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of our interest-rate risk and can effectively alter the sensitivity of segments of the statement of condition for specified periods of time. All of these derivative instruments are considered off-balance-sheet, as they do not materially affect the level of our assets or liabilities. Along with financial derivative instruments, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings. Interest-rate risk management strategies are discussed and approved by ALCO prior to implementation.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at June 30, 2000 and 1999, and December 31, 1999 are detailed in the table below. At June 30, 2000, our financial derivative instruments included four swaps with a total notional amount of $30.0 million, which extend the maturities of certain short-term liabilities at the current funding rates to protect these liabilities against rising interest rates. These agreements were contracted in October 1999, December 1999 and January 2000, and entail the payment of a blended 6.84% fixed rate and the receipt of a floating rate equal to three-month LIBOR. These swaps reset quarterly and mature in 2004. We also had 28 swaps at Riggs Bank Europe Limited, our London based banking subsidiary, with a total notional amount of $89.4 million that entail the payment of a blended 6.63% fixed rate and the receipt of a floating rate equal to six-month LIBOR. These swaps have varying maturities extending until 2004 and are entered into for the purpose of converting fixed rate loans to variable.

As a result of Riggs Capital Partners venture capital investment activity, we had venture capital commitments of $15.8 million at June 30, 2000 of which $666 thousand were less than one year.

                                                                                CONTRACTUAL OR NOTIONAL VALUE
                                                            -----------------------------------------------------------
                                                              JUNE 30,                JUNE 30,              DECEMBER 31,
                                                                2000                    1999                    1999
=======================================================================================================================

Commitments to Extend Credit                                 $ 892,238              $1,093,187             $ 1,035,644

Venture Capital Commitments                                     15,818                  21,777                  25,210

Letters of Credit                                              120,546                 145,382                 137,622

Derivative Instruments:
            Foreign Exchange Contracts:
                 Commitments to Purchase                     $  66,969              $  109,009              $  112,226
                 Commitments to Sell                           285,774                 193,770                 317,837
                       Futures                                   1,655                       -                       -
            Interest Rate Agreements
                       Swaps                                   119,385                  99,635                 126,786
                       Purchased Options                             -                     615                     629


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
CONTINUED

Our interest rate agreement activity for the six months ended June 30, 2000, is as follows:

                                                                          BALANCE                                         BALANCE
                                                                        DECEMBER 31,                                      JUNE 30,
                                                                           1999      ADDITIONS  MATURITIES  TERMINATIONS    2000
===================================================================================================================================

Interest Rate Agreements:
     Receive variable/pay fixed                                           $ 25,000     $ 5,000    $      -         $ -   $  30,000
     Riggs Bank Europe Limited                                             101,786           -      12,401           -      89,385
===================================================================================================================================

Total                                                                     $126,786     $ 5,000    $ 12,401         $ -   $ 119,385



This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements, including the references to earnings from venture capital and our trust and investment advisory income. A variety of factors could cause our actual results and experiences to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. These factors also include the growth of the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters.

RIGGS NATIONAL CORPORATION


                          PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of the shareholders of the Corporation was held on April 12, 2000, in Washington D.C. Chairman of the Board Joe L. Allbritton presided and 26,204,181 of the 28,316,197 shares outstanding as of the record date of February 29, 2000, were represented in person or by proxy.

            1-Elections of Directors
              ----------------------

            Nominees   for   membership   on  the  Board  of  Directors  of  the
            Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                        -----------------------------------------------------------------------------------
                                                                          Total                   Total
                                                                         Votes For           Votes Withheld
                        -----------------------------------------------------------------------------------
                        Joe L. Allbritton                               23,990,541               1,019,980
                        -----------------------------------------------------------------------------------
                        Robert L. Allbritton                            25,004,146               1,019,980
                        -----------------------------------------------------------------------------------
                        Timothy C. Coughlin                             24,288,179               1,019,980
                        -----------------------------------------------------------------------------------
                        John M. Fahey, Jr.                              25,159,170               1,019,980
                        -----------------------------------------------------------------------------------
                        Lawrence I. Hebert                              25,154,826               1,019,980
                        -----------------------------------------------------------------------------------
                        Steven B. Pfeiffer                              25,159,240               1,019,980
                        -----------------------------------------------------------------------------------
                        John E.V. Rose                                  25,156,937               1,019,980
                        -----------------------------------------------------------------------------------
                        Robert L. Sloan                                 25,158,019               1,019,980
                        -----------------------------------------------------------------------------------
                        Jack Valenti                                    25,112,174               1,019,980
                        -----------------------------------------------------------------------------------
                        William L. Walton                               25,140,653               1,019,980
                        -----------------------------------------------------------------------------------
                        Eddie N. Williams                               25,148,355               1,019,980
                        -----------------------------------------------------------------------------------


            2-Proposal to Adopt the Executive Incentive Plan
              ----------------------------------------------

            By a vote of  23,899,503  For, to  2,017,514  Against,  with 287,164
            Abstaining, the Corporation's shareholders approved a proposal to adopt the Riggs National Corporation Executive Incentive Plan, which provides an opportunity for executives to earn incentive cash compensation for contributing significantly to the strategic and long-term performance objectives and growth of the Corporation.

            3-Proposal to Elect the Corporation's Independent Accountants Each
              ----------------------------------------------------------------
              Year
              ----

            By a vote of  4,567,142  For, to  16,873,564  Against,  with 360,398
            Abstaining, the Corporation's shareholders rejected a proposal to implement procedures to have the shareholders elect the Corporation's independent accountants each year.

RIGGS NATIONAL CORPORATION


                       PART II OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)         Exhibits

                        The exhibits listed on page 25 are incorporated by reference or filed herewith in response to this item.


            (b)         Reports on Form 8-K

                        None.






                                    SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


Date:  August 4, 2000                     /s/ TIMOTHY C. COUGHLIN
       --------------                     -----------------------
                                              Timothy C. Coughlin
                                                   President






Date:  August 4, 2000                        /s/ JOHN L. DAVIS
       --------------                    ------------------------
                                                 John L. Davis
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 INDEX TO EXHIBITS

       EXHIBIT                       DESCRIPTION                                     PAGES
       NO.
===================================================================================================================================

       (3.1)Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant's
            Form 10-Q for the quarter ended June 30, 1999, SEC File No. 09756).

       (3.2)By-laws of the Registrant with amendments through April 12, 2000      Exhibit 3.2

       (4.1)Indenture  dated June 1, 1989,  with respect to $100  million  9.65%
            Subordinated  Debentures due 2009  (Incorporated by reference to the
            Registrant's Form 8-K dated June 20, 1989, SEC File No. 09756.)

       (4.2)Indenture dated December 13, 1996, with respect to $150 million, 8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant's S-3 dated February 6, 1997, SEC
            File No. 333-21297.)

       (4.3)Indenture dated March 12, 1997, with respect to $200 million, 8.875%
            Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant's S-3 dated May 2, 1997, SEC File No.
            333-26447.)

      (10.1)Riggs National Corporation and Riggs Bank N.A. Deferred Compensation
            Plan for Directors, revised April 12, 2000                            Exhibit 10.1


        (27)Financial Data Schedule                                               Exhibit 27

(Exhibits omitted are not required or not applicable.)