Form 10-Q
period 2000-09-30
RIGGS NATIONAL CORP
filed 2000-11-13
CIK 350847

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2000


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

                             (202) 835-4309
                             --------------
           (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                            28,380,666
-----------------------------                            ----------
     (Title of Class)                         (Outstanding at October 31, 2000)

                    RIGGS NATIONAL CORPORATION

                         TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements-Unaudited

        Consolidated Statements of Income
        Three and nine months ended September 30, 2000 and 1999              3

        Consolidated Statements of Condition
        September 30, 2000 and 1999, and December 31, 1999                   4

        Consolidated Statements of Changes in Shareholders' Equity
        Nine months ended September 30, 2000 and 1999                        5

        Consolidated Statements of Cash Flows
        Nine months ended September 30, 2000 and 1999                        6

        Notes to the Consolidated Financial Statements                    7-12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk       20-22


PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                   23

Item 2. Change in Securities                                                23

Item 3. Defaults Upon Senior Securities                                     23

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 5. Other Information                                                   23

Item 6. Exhibits and Reports on Form 8-K                                    23

Signatures                                                                  23

                           PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
(UNAUDITED)                                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                                                   ------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              2000        1999        2000        1999
===================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                          $ 58,232    $ 57,699   $ 176,948   $ 171,977
  Interest and Dividends on Securities Available for Sale                               19,955      19,031      59,872      50,369
  Interest on Time Deposits with Other Banks                                             5,575       4,954      16,671      18,347
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                       4,603       2,965      14,767       6,292
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                 88,365      84,649     268,258     246,985
INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                             482         631       1,670       1,944
      Money Market Deposit Accounts                                                      9,982       8,206      29,449      25,153
      Time Deposits in Domestic Offices                                                 11,780      10,876      34,886      30,837
      Time Deposits in Foreign Offices                                                   9,401       8,172      26,754      24,091
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                            31,645      27,885      92,759      82,025
-----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                              8,058       7,165      25,861      14,961
      Long-Term Debt                                                                     1,605       2,238       4,815      10,974
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                             9,663       9,403      30,676      25,935
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                                41,308      37,288     123,435     107,960
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                   47,057      47,361     144,823     139,025
  Less:  Provision for Loan Losses                                                      16,491           -      17,494           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                   30,566      47,361     127,329     139,025
NONINTEREST INCOME
  Trust and Investment Advisory Income                                                  13,790      13,093      41,252      38,383
  Service Charges and Fees                                                              10,890      10,289      30,940      29,619
  Venture Capital Investment Gains, Net                                                  2,682           -      15,298           -
  Gain on Sale of Fixed Assets                                                              45       3,805          56       3,805
  Other Noninterest Income                                                               2,667       2,382       7,021       6,339
  Securities Gains, Net                                                                      3          47         324       1,151
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                              30,077      29,616      94,891      79,297
NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                        25,315      23,318      74,599      67,387
  Occupancy, Net                                                                         4,950       4,625      14,853      13,846
  Data Processing Services                                                               4,949       4,594      15,386      13,877
  Furniture and Equipment                                                                3,060       2,575       9,093       7,798
  Other Real Estate Owned Expense (Income), Net                                             27        (116)          4         (78)
  Other Noninterest Expense                                                             17,646      16,638      51,472      49,168
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                             55,947      51,634     165,407     151,998
-----------------------------------------------------------------------------------------------------------------------------------
  Income before Taxes, Minority Interest and Extraordinary Loss                          4,696      25,343      56,813      66,324
  Applicable Income Tax Expense                                                          3,600       8,089      22,155      21,807
  Minority Interest in Income of Subsidiaries, Net of Taxes                              5,348       4,987      17,028      14,960
===================================================================================================================================
  Income (Loss) before Extraordinary Loss                                             $ (4,252)   $ 12,267    $ 17,630    $ 29,557
  Extraordinary Loss, Net of Taxes                                                           -      (5,061)          -      (5,061)
===================================================================================================================================
  Net Income (Loss)                                                                   $ (4,252)    $ 7,206    $ 17,630    $ 24,496

EARNINGS PER SHARE-     Basic before Extraordinary Loss                               $  (0.15)    $   .43    $    .62    $   1.04
                        Diluted before Extraordinary Loss                                (0.15)        .42         .62        1.01
EARNINGS PER SHARE-     Basic                                                         $  (0.15)    $   .25    $    .62    $    .86
                        Diluted                                                          (0.15)        .25         .62         .84

DIVIDENDS DECLARED AND PAID PER SHARE                                                 $    .05     $   .05    $    .15    $    .15

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                      SEPTEMBER 30,  SEPTEMBER 30, DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                   2000         1999         1999
=======================================================================================================================
ASSETS
  Cash and Due from Banks                                                           $  143,373  $  145,518  $  149,712
  Federal Funds Sold and Reverse Repurchase Agreements                                 150,000     253,000     346,000
-----------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                      293,373     398,518     495,712

  Time Deposits with Other Banks                                                       379,052     376,554     413,528
  Securities Available for Sale (at Market Value)                                    1,283,171   1,298,251   1,289,884
  Venture Capital Investments                                                           82,775           -      39,525

  Loans                                                                              3,034,839   3,250,797   3,201,981
  Reserve for Loan Losses                                                              (37,147)    (51,379)    (41,455)
-----------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                    2,997,692   3,199,418   3,160,526

  Premises and Equipment, Net                                                          199,726     201,841     202,840
  Other Real Estate Owned                                                                1,133         908         908
  Other Assets                                                                         236,239     234,365     227,226
=======================================================================================================================
  Total Assets                                                                       $5,473,161  $5,709,855  $5,830,149

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                                $ 610,060   $ 641,209   $ 729,030
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                         272,438     344,315     395,024
      Money Market Deposit Accounts                                                  1,709,724   1,503,612   1,489,690
      Time Deposits in Domestic Offices                                                916,511     956,514   1,068,920
      Time Deposits in Foreign Offices                                                 568,435     643,352     492,669
-----------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                    3,467,108   3,447,793   3,446,303
-----------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                     4,077,168   4,089,002   4,175,333

  Repurchase Agreements and Other Short-Term Borrowings                                492,602     786,170     832,202
  Other Liabilities                                                                    121,682      75,036      68,376
  Long-Term Debt                                                                        66,525      66,525      66,525
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  4,757,977   5,016,733   5,142,436

GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  JUNIOR
  SUBORDINATED  DEFERRABLE  INTEREST  DEBENTURES                                       350,000     350,000     350,000
=======================================================================================================================
SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 2000 and 1999, and
         December 31, 1999
      Shares Issued - 31,681,464 at September 30, 2000, 31,612,995 at
         September 30, 1999 and 31,615,495 at December 31, 1999                         79,204      79,032      79,039
  Surplus - Common Stock                                                               162,004     161,418     161,439
  Undivided Profits                                                                    224,063     205,001     210,682
  Accumulated Other Comprehensive Loss                                                 (28,730)    (30,972)    (42,090)
  Treasury Stock - 3,300,798 shares at September 30, 2000 and 1999, and
         December 31, 1999                                                             (71,357)    (71,357)    (71,357)
-----------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                           365,184     343,122     337,713
=======================================================================================================================
  Total Liabilities and Shareholders' Equity                                        $5,473,161  $5,709,855  $5,830,149

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 COMMON                          ACCUMULATED
                                                                 STOCK                             OTHER                  TOTAL
                                                                 $2.50               UNDIVIDED  COMPREHENSIVE TREASURY SHAREHOLDERS'
                                                                  PAR     SURPLUS     PROFITS   INCOME (LOSS)   STOCK     EQUITY
===================================================================================================================================
Balance, December 31, 1998                                    $ 78,888    $160,760   $ 184,794    $ (2,548)  $ (29,166)  $ 392,728

Comprehensive Income:
   Net Income                                                                           24,496                              24,496
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                              (27,890)                (27,890)
    Foreign Exchange
      Translation Adjustments                                                                         (534)                   (534)
                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                         (28,424)
                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                           (3,928)

Issuance of Common Stock for
  Stock Option Plans-57,650 Shares                                 144         658                                             802

Cash Dividends -
  Common Stock, $.15 per Share                                                          (4,289)                             (4,289)

Common Stock Repurchase-
   2,125,000 shares                                                                                            (42,191)    (42,191)
===================================================================================================================================
Balance, September 30, 1999                                   $ 79,032    $161,418   $ 205,001   $ (30,972)  $ (71,357)  $ 343,122

Balance, December 31, 1999                                    $ 79,039    $161,439   $ 210,682   $ (42,090)  $ (71,357)  $ 337,713

Comprehensive Income:
   Net Income                                                                           17,630                              17,630
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                               15,750                  15,750
    Foreign Exchange
      Translation Adjustments                                                                       (2,390)                 (2,390)
                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          13,360
                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                           30,990

Issuance of Common Stock for
  Stock Option Plans-65,969 Shares                                 165         565                                             730

Cash Dividends -
  Common Stock, $.15 per Share                                                          (4,249)                             (4,249)
===================================================================================================================================
Balance, September 30, 2000                                   $ 79,204    $162,004   $ 224,063   $ (28,730)  $ (71,357)  $ 365,184

(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)                                                                                                NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                           ------------------------
                                                                                                              2000        1999
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                  $   17,630  $   24,496
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                                  17,494           -
     Provision for Other Real Estate Owned Writedowns                                                                -          16
     Depreciation Expense and Amortization of Leasehold Improvements                                            10,427       8,716
     Gains on Sale of Securities Available for Sale                                                               (324)     (1,151)
     Gains on Sale of Other Real Estate Owned                                                                        -         (61)
     Increase in Other Assets                                                                                  (17,493)    (22,359)
     Increase in Other Liabilities                                                                              53,306      26,186
-----------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                             63,410      11,347
-----------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                                     81,040      35,843
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                                34,476     319,627
  Principal Collections and Maturities of Securities Available for Sale                                        899,171   2,898,637
  Proceeds from Sales of Securities Available for Sale                                                         212,046      81,337
  Purchases of Securities Available for Sale                                                                (1,079,950) (3,349,254)
  Net Decrease in Loans                                                                                        145,705       4,356
  Net Increase in Venture Capital Investments                                                                  (43,250)          -
  Proceeds from Sale and Other Payments of Other Real Estate Owned                                                   -         816
  Net Increase in Premises and Equipment                                                                        (7,313)     (7,486)
  Other, Net                                                                                                      (590)        (93)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                                                            160,295     (52,060)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (Decrease) Increase  in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                                     (21,522)    (91,890)
    Time Deposits                                                                                              (76,643)     36,044
    Repurchase Agreements and Other Short-Term Borrowings                                                     (339,600)    411,790
  Repayment of Long-Term Debt                                                                                        -    (125,000)
  Proceeds from the Issuance of Common Stock                                                                       730         802
  Dividend Payments - Common                                                                                    (4,249)     (4,289)
  Repurchase of Common Shares                                                                                        -     (42,191)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Financing Activities                                                           (441,284)    185,266
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                                 (2,390)       (534)
-----------------------------------------------------------------------------------------------------------------------------------
Net  (Decrease) Increase  in Cash and Cash Equivalents                                                        (202,339)    168,515
Cash and Cash Equivalents at Beginning of Period                                                               495,712     230,003
===================================================================================================================================
Cash and Cash Equivalents at End of Period                                                                  $  293,373  $  398,518

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                              $      225  $        -

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                                 $  124,047  $  109,700
  Income Tax Payments                                                                                            7,198         128

 RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.     BASIS OF PRESENTATION

In our opinion, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results, in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior-period amounts to conform with the current period's presentation. The results of operations for the first nine months of 2000 are not necessarily indicative of the results to be expected for the full 2000 year.


NOTE 2.     EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                                                      NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================
Income before Extraordinary Loss                                                      $ 17,630    $ 17,630    $ 29,557    $ 29,557
Extraordinary Loss, Net of Tax                                                               -           -      (5,061)     (5,061)
                                                                                   ------------------------------------------------
Net Income Available to Common Shareholders                                           $ 17,630    $ 17,630    $ 24,496    $ 24,496

Weighted-Average Shares Outstanding                                                 28,337,017  28,337,017  28,514,728  28,514,728
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     112,932         n/a     607,025
                                                                                    ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,337,017  28,449,949  28,514,728  29,121,753

Basic EPS before Extraordinary Loss                                                   $    .62                $   1.04
Diluted EPS before Extraordinary Loss                                                             $    .62                $   1.01

Basic EPS                                                                             $    .62                 $   .86
Diluted EPS                                                                                       $    .62                $    .84

                                                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ------------------------------------------------
Income Before Extraordinary Loss                                                      $ (4,252)   $ (4,252)   $ 12,267    $ 12,267
Extraordinary Loss, Net of Tax                                                               -           -      (5,061)     (5,061)
                                                                                   ------------------------------------------------
Income Available to Common Shareholders                                               $ (4,252)   $ (4,252)   $  7,206    $  7,206

Weighted-Average Shares Outstanding                                                 28,363,275  28,363,275  28,300,240  28,300,240
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     132,279         n/a     632,275
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,363,275  28,495,554  28,300,240  28,932,515

Basic EPS before Extraordinary Loss                                                   $   (.15)               $    .43
Diluted EPS before Extraordinary Loss                                                             $   (.15)               $    .42

Basic EPS                                                                             $   (.15)               $    .25
Diluted EPS                                                                                       $   (.15)               $    .25

NOTE 3.     OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                                  BEFORE -       TAX
                                                                                                    TAX       (EXPENSE)  NET-OF-TAX
                                                                                                   AMOUNT      BENEFIT     AMOUNT
===================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2000:
Foreign Currency Translation Adjustments                                                          $ (3,677)    $ 1,287    $ (2,390)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           24,554      (8,593)     15,961
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                         (324)        113        (211)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     24,230      (8,480)     15,750
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $ 20,553     $(7,193)   $ 13,360

NINE MONTHS ENDED SEPTEMBER 30, 1999:
Foreign Currency Translation Adjustments                                                          $   (822)    $   288    $   (534)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                          (41,757)     14,615     (27,142)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                       (1,151)        403        (748)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                    (42,908)     15,018     (27,890)
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $(43,730)    $15,306    $(28,424)



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES
                                                                                                 FOREIGN   UNREALIZED  ACCUMULATED
                                                                                                CURRENCY   GAIN (LOSS)    OTHER
                                                                                               TRANSLATION     ON      COMPREHENSIVE
                                                                                               ADJUSTMENTS SECURITIES  INCOME (LOSS)
===================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2000:
Balance, December 31, 1999                                                                        $ (2,597)  $ (39,493)  $ (42,090)
Current-Period Change                                                                               (2,390)     15,750      13,360
===================================================================================================================================
Balance, September 30, 2000                                                                       $ (4,987)  $ (23,743)  $ (28,730)

NINE MONTHS ENDED SEPTEMBER 30, 1999:
Balance, December 31, 1998                                                                        $ (1,349)  $  (1,199)  $  (2,548)
Current-Period Change                                                                                 (534)    (27,890)    (28,424)
===================================================================================================================================
Balance, September 30, 1999                                                                       $ (1,883)  $ (29,089)  $ (30,972)

NOTE 4.     SEGMENT PROFITABILITY

===================================================================================================================================
NINE MONTHS                                                                           RIGGS                                 RIGGS
ENDED                                          INTERNATIONAL RIGGS &                 CAPITAL                              NATIONAL
SEPTEMBER 30, 2000                   BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER   RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $  148,441    $ 47,392    $  4,459  $  113,250    $     34    $ 35,337
Interest Expense                        46,549      62,654       9,262      43,284           -      40,693
Funds Transfer Income (Expense)         (8,038)     43,342      13,389     (61,461)     (2,155)     14,923
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        93,854      28,080       8,586       8,505      (2,121)      9,567
Provision for Loan Losses               (4,160)    (13,334)          -           -           -           -
Tax Equivalent Adjustment               (1,648)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   88,046    $ 14,746    $  8,586  $    8,505    $ (2,121)   $  9,567 $         -   $ 127,329
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   29,845    $  3,245    $ 43,589  $    2,536    $ 15,050    $    626
Intersegment Noninterest Income          2,654       4,304         177           1         248       2,167
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   32,499    $  7,549    $ 43,766  $    2,537    $ 15,298    $  2,793 $    (9,551)  $  94,891
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    5,205    $    790    $    660  $       13        $ 15    $  6,680
Direct Expense                          50,376      24,779      27,163       3,050       1,503      54,723
Overhead and Support                    39,291       9,335       9,282       1,279          59     (59,245)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   94,872    $ 34,904    $ 37,105  $    4,342    $  1,577    $  2,158 $    (9,551)  $ 165,407
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   25,673    $(12,609)   $ 15,247  $    6,700    $ 11,600    $ 10,202 $         -   $  56,813
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,806,172    $921,332    $102,080  $2,420,691    $ 68,568    $932,073 $(1,586,485)$ 5,664,431
===================================================================================================================================

===================================================================================================================================
NINE MONTHS                                                                           RIGGS                                RIGGS
ENDED                                          INTERNATIONAL RIGGS &                 CAPITAL                             NATIONAL
SEPTEMBER 30, 1999                   BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $  140,518    $ 44,414    $  4,315  $   75,801    $      2  $   38,547
Interest Expense                        43,670      51,803       6,792      22,157           -      37,774
Funds Transfer Income (Expense)         (1,885)     31,205       9,943     (45,122)       (620)      6,479
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        94,963      23,816       7,466       8,522        (618)      7,252
Provision for Loan Losses                    -           -           -           -           -           -
Tax Equivalent Adjustment               (1,948)          -           -        (428)          -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   93,015    $ 23,816    $  7,466  $    8,094    $   (618) $    7,252 $         -  $  139,025
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   29,793    $  2,957    $ 39,391  $    1,843    $    434  $    4,879
Intersegment Noninterest Income          1,674       3,243         338           1           -       2,342
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   31,467    $  6,200    $ 39,729  $    1,844    $    434  $    7,221 $    (7,598) $   79,297
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    5,636       $ 560       $ 618  $       10         $ 8  $    5,332
Direct Expense                          46,093      17,499      24,113       2,292       1,480      55,955
Overhead and Support                    41,402       8,836       9,155       1,264           9     (60,666)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   93,131    $ 26,895    $ 33,886  $    3,566    $  1,497  $      621 $    (7,598) $  151,998
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   31,351    $  3,121    $ 13,309  $    6,372    $ (1,681) $   13,852 $         -  $   66,324
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,749,055    $935,864    $100,900  $1,840,020    $ 14,190  $1,075,175 $(1,185,334) $5,529,870
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

===================================================================================================================================
THREE MONTHS                                                                          RIGGS                                RIGGS
ENDED                                          INTERNATIONAL RIGGS &                 CAPITAL                             NATIONAL
SEPTEMBER 30, 2000                   BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   49,713    $ 15,293    $  1,512  $   38,451    $     34    $ 11,748
Interest Expense                        17,398      21,326       3,408      13,687           -      13,332
Funds Transfer Income (Expense)           (517)     15,877       4,638     (24,488)       (725)      5,215
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        31,798       9,844       2,742         276        (691)      3,631
Provision for Loan Losses               (3,860)    (12,631)          -           -           -           -
Tax Equivalent Adjustment                 (543)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   27,395    $ (2,787)   $  2,742  $      276    $   (691)   $  3,631 $         -  $   30,566
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,174    $  1,198    $ 14,965  $      753    $  2,597    $    390
Intersegment Noninterest Income            876       2,233          45           -          85         722
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   11,050    $  3,431    $ 15,010  $      753    $  2,682    $  1,112 $    (3,961) $   30,077
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,424       $ 301    $    215  $        4    $      6    $  2,254
Direct Expense                          16,995      10,149       8,870       1,011         450      18,229
Overhead and Support                    12,953       3,219       3,020         424          19     (19,635)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   31,372   $  13,669    $ 12,105  $    1,439    $    475    $    848 $    (3,961) $   55,947
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $    7,073   $ (13,025)   $  5,647  $     (410)   $  1,516    $  3,895 $         -  $    4,696
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,813,902   $ 869,842    $ 99,914  $2,384,700    $ 83,837    $918,936 $(1,619,026) $5,552,105
===================================================================================================================================


===================================================================================================================================
THREE MONTHS                                                                          RIGGS                                RIGGS
ENDED                                          INTERNATIONAL RIGGS &                 CAPITAL                             NATIONAL
SEPTEMBER 30, 1999                   BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   47,616   $  13,577   $   2,737  $   28,506    $      2   $  11,955
Interest Expense                        13,501      15,259       4,006      10,260           -      13,205
Funds Transfer Income (Expense)         (3,270)      9,042       4,348     (13,759)       (288)      3,927
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        30,845       7,360       3,079       4,487        (286)      2,677
Provision for Loan Losses                    -           -           -           -           -           -
Tax Equivalent Adjustment                 (801)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   30,044   $   7,360   $   3,079  $    4,487    $   (286)  $   2,677 $         -  $   47,361
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,307   $     730   $  13,697  $      958    $     50   $   3,874
Intersegment Noninterest Income          1,415       1,182          69           -           -         561
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   11,722   $   1,912   $  13,766  $      958    $     50   $   4,435 $    (3,227) $   29,616
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization          $ 1,849   $     170       $ 228  $        4    $      4   $   1,771
Direct Expense                          15,099       5,609       8,524       1,533         469      19,601
Overhead and Support                    15,024       2,900       3,354         492           7     (21,777)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   31,972   $   8,679   $  12,106  $    2,029    $    480   $    (405)$    (3,227) $   51,634
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $    9,794   $     593   $   4,739  $    3,416    $   (716)  $   7,517 $         -  $   25,343
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,792,640   $ 832,585   $ 202,657  $2,001,130    $ 19,084   $ 999,122 $(1,235,959) $5,611,259
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

NOTE 6.    VALUATION POLICY OF VENTURE CAPITAL INVESTMENTS

Investments in the portfolio of our venture capital subsidiary, Riggs Capital Partners, LLC ("RCP"), are carried at fair value with gains and losses included in the Consolidated Statements of Income. Fair value is based upon quoted market prices when available. If quoted markets prices are not available, information and techniques that estimate the market price determine fair value. Permanently impaired investments are written-down as necessary. We apply discounts to the market values of our investments to reflect various factors.

Direct investments are investments in individual companies with their financial returns exclusively dependent upon the particular companies' performance. Listed securities are discounted as appropriate from their quoted market value to reflect the effects on the fair market value because of a lack of trading history, lock-up provisions, a potential lack of market liquidity, and other factors. The appropriate discount is generally determined by discounting our capital gain on a publicly traded security. Warrants to purchase publicly traded shares in companies are valued using a similar methodology to that described above. In the event that the listed value of an investment is lower than the average cost basis of the fund's investment in the security, the lower valuation will be employed. Alternatives to the above discounting formulas may be necessary to account for extraordinary circumstances concerning particular securities.

For direct investments in securities that do not have readily available market prices, valuations are carried at cost until the occurrence of a material event, such as a follow-on round of financing or a strategic sale. If the price of a security in its most recent financing is higher than RCP's carrying value, RCP will generally use the higher valuation if new, independent, sophisticated investors purchased securities at the higher price. If no new investors participated in the funding, then the previous valuation is generally maintained. If we invest in the follow-on strategic financing round, these new investments are valued at cost. If the most recent financing implies a lower valuation than the previous round, we use the lower valuation regardless of whether new, sophisticated investors participated in the funding. If a company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years, the company's valuation may be increased, in which case we would consider increasing a company's valuation based on financial measures using price/earnings ratios, cash flow multiples, or other financial measures of similar companies, appropriately discounted for a lack of liquidity.

Indirect investments represent investments made in other investment funds in which the investment decisions are made by the funds' management. We generally rely on quarterly values reported by the Investment Manager/General Partner of the partnership as the basis for valuing our ownership interests in private equity limited partnerships. To account for the dilutive effects of management fees, partnership expenses, and General Partners' "carried interest" (i.e., share of profits), once a fund's gains have exceeded its preferred return threshold to its limited partners, we discount the reported value of its limited partnership interests in private equity funds as appropriate.

In the event that a fund holds a publicly traded security in its portfolio that it has not distributed, the security shall be valued at the lower of the closing price of the security on the last trading day of the quarter and the last reported value of the security by the fund.


NOTE 7.    RIGGS CAPITAL PARTNERS II

In the third quarter of 2000, we formed a second venture capital subsidiary-Riggs Capital Partners II in order to maintain new investment flow as proceeds of old investments in Riggs Capital Partners, LLC are distributed to investors. J. Carter Beese, President of Riggs Capital Partners, LLC was appointed President of this second subsidiary. We have committed to providing up to $100 million, over a three-year period, to Riggs Capital Partners II. We may rescind the commitments at any time based upon our review of investment performance of the Fund and/or our determination that other uses of capital are of greater priority.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We recorded a loss of $4.3 million, or $(.15) per diluted share, for the third quarter of 2000, primarily the result of a $16.5 million provision for loan losses. The provision included an amount for the discovery of a fraud in a commercial facility to a borrower at our London operations. The third quarter 2000 loss compares to net income of $7.2 million, or $.25 per diluted share, in the third quarter of 1999.

For the first nine months of 2000, we had net income of $17.6 million, or $.62 per diluted share, compared with net income of $24.5 million, or $.84 per diluted share for the first nine months of 1999. The decrease in net income of 28% resulted primarily from the current quarter's loan loss provision.

The $16.5 million loan loss provision reflected an $11.0 million charge-off representing our total exposure to the London borrower previously mentioned, as well as a loss of $3.9 million incurred in the sale of a domestic loan.

Return on average assets was (.30)% and .42% for the three and nine months ended September 30, 2000, compared to .51% and .59% for the same periods a year ago. Return on average shareholders' equity was 6.69% for the nine months ended
September 30, 2000, compared to 9.43% for the nine months ended September 30, 1999.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $47.6 million in the third quarter of 2000, almost unchanged from the $48.2 million for the same quarter in 1999. Net interest income was $146.5 million for the first nine months of 2000, compared to $141.4 for the same period a year ago. The increase from the prior year's first nine months was primarily due to a reduction in interest expense due to the redemption of $125 million in subordinated notes in July 1999, and increases in interest income of $4.7, $9.1, and $8.5 million, respectively, on the loans, securities, and overnight investments portfolios. These items were partially offset by increases in interest expense on our interest-bearing deposits and short-term borrowings.

NET INTEREST INCOME CHANGES (1)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000 VS 1999          SEPTEMBER 30, 2000 VS 1999
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS)                                       DUE TO      DUE TO       TOTAL      DUE TO      DUE TO       TOTAL
(IN THOUSANDS)                                                RATE       VOLUME      CHANGE       RATE       VOLUME      CHANGE
===================================================================================================================================
Interest Income:
   Loans, Including Fees                                        $3,304     $(3,029)     $  275     $ 8,611     $(3,940)    $ 4,671
   Securities Available for Sale                                   727         197         924       3,390       5,685       9,075
   Time Deposits with Other Banks                                1,464        (843)        621       4,634      (6,310)     (1,676)
   Federal Funds Sold and Reverse
       Repurchase Agreements                                       860         778       1,638       1,823       6,652       8,475
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Income                                            6,355      (2,897)      3,458      18,458       2,087      20,545

Interest Expense:
   Interest-Bearing Deposits                                     5,071      (1,311)      3,760      11,784      (1,050)     10,734
   Repurchase Agreements and Other
      Short-Term Borrowings                                      1,821        (928)        893       5,301       5,599      10,900
   Long-Term Debt                                                   27        (660)       (633)        476      (6,635)     (6,159)
-----------------------------------------------------------------------------------------------------------------------------------

Total Interest Expense                                           6,919      (2,899)      4,020      17,561      (2,086)     15,475
===================================================================================================================================
Net Interest Income                                             $ (564)     $    2      $ (562)    $   897     $ 4,173     $ 5,070

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                             THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                             SEPTEMBER 30, 2000                  SEPTEMBER 30, 1999
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $3,074,941     $58,775        7.60% $3,213,650    $ 58,500        7.22%
  Securities Available for Sale (3)                          1,269,559      19,955        6.25   1,255,783      19,031        6.01
  Time Deposits with Other Banks                               328,265       5,575        6.76     387,892       4,954        5.07
  Federal Funds Sold and Reverse Repurchase Agreements         277,315       4,603        6.60     224,509       2,965        5.24
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             4,950,080      88,908        7.15   5,081,834      85,450        6.67

  Reserve for Loan Losses                                      (36,860)                            (52,224)
  Cash and Due from Banks                                      128,591                             151,931
  Other Assets                                                 510,294                             429,718
===================================================================================================================================
    Total Assets                                            $5,552,105                          $5,611,259

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,474,879     $31,645        3.62% $3,564,923    $ 27,885        3.10%
  Repurchase Agreements and Other Short-Term Borrowings        545,662       8,058        5.87     624,094       7,165        4.55
  Long-Term Debt                                                66,525       1,605        9.60      93,699       2,238        9.48
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,087,066      41,308        4.02   4,282,716      37,288        3.45

  Demand Deposits                                              645,585                             579,101
  Other Liabilities                                            101,457                              65,965
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         367,997                             333,477
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,552,105                          $5,611,259
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                           $47,600       3.13%                $ 48,162       3.22%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                  3.83%                               3.76%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable. (2) - Nonperforming loans are included in average balances used to determine rates. (3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2000, totaled $30.1 million, an increase of $.5 million from the $29.6 million for the same period a year ago. $2.7 million in venture capital investment gains at Riggs Capital Partners contributed significantly to noninterest income for the third quarter of 2000, while in the third quarter of 1999 we recorded $3.8 million in gains from the sale of the corporate aircraft, which was replaced. Noninterest income between the periods was also enhanced by increases in trust and investment advisory income and service charges and fees of $697 thousand and $601 thousand, respectively.

Noninterest income for the nine months ended September 30, 2000, totaled $94.9 million, an increase of $15.6 million from the $79.3 million earned for the same period in 1999. This increase was primarily due to $15.3 million in venture capital investment gains at Riggs Capital Partners, and an increase of $2.9 million in trust and advisory income from 1999 to 2000 at Riggs & Company. Noninterest income for the prior year's nine months ended was enhanced by the $3.8 million gain discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

                                                              NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000                  SEPTEMBER 30, 1999
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $3,125,668    $178,596        7.63% $3,195,091   $ 173,925        7.28%
  Securities Available for Sale (3)                          1,274,350      59,872        6.28   1,151,402      50,797        5.90
  Time Deposits with Other Banks                               354,881      16,671        6.27     506,533      18,347        4.84
  Federal Funds Sold and Reverse Repurchase Agreements         316,113      14,767        6.24     167,519       6,292        5.02
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             5,071,012     269,906        7.11   5,020,545     249,361        6.64

  Reserve for Loan Losses                                      (38,820)                            (53,055)
  Cash and Due from Banks                                      137,973                             148,358
  Other Assets                                                 494,266                             414,022
===================================================================================================================================
    Total Assets                                            $5,664,431                          $5,529,870

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,544,256     $92,759        3.50% $3,545,657    $ 82,025        3.09%
  Repurchase Agreements and Other Short-Term Borrowings        629,212      25,861        5.49     470,094      14,961        4.26
  Long-Term Debt                                                66,525       4,815        9.67     158,558      10,974        9.25
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,239,993     123,435        3.89   4,174,309     107,960        3.46

  Demand Deposits                                              630,528                             595,877
  Other Liabilities                                             91,708                              62,401
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         352,202                             347,283
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,664,431                          $5,529,870
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                          $146,471       3.22%               $ 141,401       3.18%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                  3.86%                               3.77%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable. (2) - Nonperforming loans are included in average balances used to determine rates. (3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2000, was $55.9 million, an increase of $4.3 million from the $51.6 million reported for the three months ended September 30, 1999. This increase was a result of added personnel costs during the year, partially related to new business initiatives, and other noninterest expense, such as data processing costs and occupancy expense related to these business initiatives. In addition, in the third quarter of 2000, we incurred legal fees related to the discovery of fraud in a commercial facility to a borrower at our London operations discussed under "Results of Operations" in the Management's Discussion and Analysis of this Form 10Q.

Noninterest expense for the nine months ended September 30, 2000, was $165.4 million compared to $152.0 million for the same period a year ago. The increase for the nine month period was partially due to the new business initiatives and legal fees discussed in the preceding paragraph.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.28 billion at September 30, 2000, compared to $1.29 billion at year-end 1999 and $1.30 billion at September 30, 1999. The activity for the first nine months included purchases of securities available for sale totaling $1.08 billion, which were more than offset by maturities, curtailments and sales of securities available for sale totaling $1.11 billion. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 3.3 years and 6.14%, respectively, at September 30, 2000.


                                                             SEPTEMBER 30, 2000      SEPTEMBER 30, 1999       DECEMBER 31, 1999
                                                           ------------------------------------------------------------------------
                                                            AMORTIZED    MARKET/    AMORTIZED    MARKET/    AMORTIZED    MARKET/
AVAILABLE FOR SALE                                            COST     BOOK VALUE     COST     BOOK VALUE     COST     BOOK VALUE
===================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities                                    $  313,718  $  301,519  $  314,267  $  298,605  $  289,242  $  268,008
Government Agencies Securities                                 445,211     442,725     438,809     435,975     479,297     474,457
Mortgage-Backed Securities                                     513,285     491,442     526,640     500,384     518,418     483,734
Other Securities                                                47,485      47,485      63,287      63,287      63,685      63,685
===================================================================================================================================
Total                                                       $1,319,699  $1,283,171  $1,343,003  $1,298,251  $1,350,642  $1,289,884

LOANS

At September 30, 2000, loans outstanding totaled $3.03 billion, decreasing from the September 30, 1999 and December 31, 1999 balances of $3.25 and $3.20 billion, respectively. The decreases were primarily in commercial and financial, residential mortgage and foreign loans from both prior periods. The majority of the decrease in commercial and financial loans from both prior periods was in syndicated loans. Syndicated loan commitments decreased $231 million from September 30, 1999 and $171 million from December 31, 1999, respectively. It is part of our strategy generally to no longer participate in these types of loans. These decreases were partially offset by increases in home equity and real estate/commercial construction loans.

During the second quarter of 2000, we began originating mortgage loans for sale in the secondary market. At September 30, 2000, residential real estate loans originated and held for sale totaled $18.6 million. There were no such loans at either September 30, 1999, or December 31, 1999.


                                                            SEPTEMBER 30,         SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                  2000                    1999                    1999
=======================================================================================================================
Commercial and Financial                                    $  538,718              $  713,081              $  667,393
Real Estate - Commercial/Construction                          450,862                 399,440                 415,304
Residential Mortgage                                         1,175,691               1,237,522               1,219,740
Loans Available for Sale                                        18,559                       -                       -
Home Equity                                                    339,557                 311,958                 315,520
Consumer                                                        69,951                  72,090                  73,158
Foreign                                                        446,685                 522,291                 517,012
-----------------------------------------------------------------------------------------------------------------------

Total Loans                                                  3,040,023               3,256,382               3,208,127

Net Deferred Loan Fees,
 Premiums and Discounts                                         (5,184)                 (5,585)                 (6,146)
=======================================================================================================================
Loans                                                       $3,034,839              $3,250,797              $3,201,981

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                              NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                           ------------------------
                                                                                                                2000        1999
===================================================================================================================================
Balance, January 1                                                                                            $ 41,455    $ 54,455
Provision for loan losses                                                                                       17,494           -

Loans charged-off                                                                                               23,403       4,337
   Less: Recoveries on charged-off loans                                                                         2,191       1,355
-----------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                               21,212       2,982

Foreign exchange translation adjustments                                                                          (590)        (94)
===================================================================================================================================
Balance, September 30                                                                                         $ 37,147    $ 51,379

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $39.6 million at September 30, 2000, a $4.1 million decrease from the year-end 1999 total of $43.7 million and a $13.9 million decrease from the September 30, 1999 total. The decrease in nonperforming assets from the third quarter of 1999 was mainly due to charge-offs on two nonaccrual loans, which were placed on non-accrual in the third quarter of that year. These charge-offs included $8.8 million on a computer equipment manufacturing and servicing company and $6.0 million on a health care entity. Another charge-off in the amount of $11.1 million, representing our total exposure to the borrower, was made in September 2000 on a loan which had been placed on nonaccrual in August 2000 at our London operations. This charge-off was made as a result of the discovery of fraud in the facility. We also charged-off $3.9 million to achieve a discounted sale of a loan which, although not a nonperforming asset, made us doubtful about full repayment. These charge-offs were partially offset by additions to the non-accrual portfolio of several loans in London totaling $3.8 million.

The loans to the health care entity and computer equipment manufacturing and servicing company, as well as several smaller loans, are considered impaired. Impaired loans totaled $37.4 million at September 30, 2000. The assigned reserve for loan losses for impaired loans was $8.9 million at September 30, 2000.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans increased $2.1 million during the first nine months of 2000 to $9.6 million, with most of the increase in secured, residential real estate loans. Potential problem loans increased from September 30 and December 31, 1999, mostly due to a loan at our London operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                            SEPTEMBER 30,          SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                2000                    1999                    1999
=======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                          $ 37,547                $ 51,203                $ 41,534
Renegotiated Loans                                                 939                   1,409                   1,263
Other Real Estate Owned, Net                                     1,133                     908                     908
=======================================================================================================================
Total Nonperforming Assets                                    $ 39,619                $ 53,520                $ 43,705

PAST-DUE LOANS (2)                                            $  9,576                $  8,647                $  7,429

POTENTIAL PROBLEM LOANS                                       $  4,926                $      -                $  2,013

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


DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.08 billion at September 30, 2000, a decrease of $98.2 million from the December 31, 1999 total of $4.18 billion, and a decrease of $11.8 million from the September 30, 1999 deposit total of $4.09 billion. For both periods, deposits decreased in savings and NOW and time deposits in domestic offices accounts, and increased in money market accounts. Demand deposits decreased as they were swept into money market accounts in order to reduce reserve requirements.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased by $339.6 million from the year-end 1999 balance, and $293.6 million from the September 30, 1999 balance. These changes reflect borrowings and calls of $400 million in advances from the Federal Home Loan Bank of Atlanta (FHLB). During 1999, we borrowed $400 million, all callable during the year 2000, at an average rate of 4.99%. $200 million was called by the FHLB in the first quarter of 2000, with the remaining $200 million called in July. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

In July 1999 we redeemed $125 million of our 8.5% subordinated notes due in 2006, at the price of 104.25%. General corporate funds were used to retire the debt. We recorded an extraordinary expense of $5.1 million, after tax, in the third quarter of 1999 as a result of the redemption.


                                                           SEPTEMBER 30,           SEPTEMBER 30,          DECEMBER 31,
(IN THOUSANDS)                                                2000                    1999                    1999
=======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings        $ 492,602               $ 786,170               $ 832,202

Subordinated Debentures due 2009                                66,525                  66,525                  66,525
=======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt               $ 559,127               $ 852,695               $ 898,727

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations and those of our banking subsidiaries. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At September 30, 2000, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $1.96 billion (36% of total assets). This compares with $2.20 billion (38%) at December 31, 1999, and $2.07 billion (36%) at September 30, 1999. At September 30, 2000, $998.8 million of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $1.02 billion at December 31, 1999, and $887.4 million at September 30, 1999.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, we have a line of credit available through our membership in the FHLB. At September 30, 2000, December 31, 1999, and September 30, 1999, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.75 billion, $1.38 billion, and $1.41 billion, respectively. At September 30, 2000, December 31, 1999, and September 30, 1999, the amounts outstanding were $15.0 million, $423.2 million, and $431.9 million, respectively.


SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Total shareholders' equity at September 30, 2000, was $365.2 million, an increase of $27.5 million from year-end 1999 and $22.1 million from a year ago. The increase from year-end was primarily the result of net income of $17.6 million and a reduction in unrealized securities losses of $15.8 million, after tax. The increase from September 30, 1999 was primarily the result of net income of $24.7 million, and a reduction in unrealized securities losses of $5.4 million. For more information on our securities portfolio, see the discussion under "Securities" in the Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Book value per common share was $12.87 as of September 30, 2000, compared to $11.93 at year-end 1999 and $12.12 at September 30, 1999. The increases in book value from September 30th and year-end 1999 were primarily the result of the net income and net unrealized securities gains described in the preceding paragraph.

Following are our capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at September 30, 2000 and 1999, and December 31, 1999.

                                                                                   SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31, REQUIRED
                                                                                        2000         1999         1999      MINIMUMS
===================================================================================================================================
RIGGS NATIONAL CORPORATION:
     Tier I                                                                              15.55%      13.76%      14.09%       4.00%
     Combined Tier I and Tier II                                                         25.41       23.25       23.55        8.00
     Leverage                                                                             9.17        8.67        8.59        4.00

RIGGS BANK N.A.:
     Tier I                                                                              13.47       13.36       12.63        4.00
     Combined Tier I and Tier II                                                         14.67       14.61       13.86        8.00
     Leverage                                                                             8.03        8.69        7.91        4.00

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

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of September 30, 2000 and 1999 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.


INTEREST-RATE SENSITIVITY ANALYSIS (1)
                                                                           MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 2000
===================================================================================================================================
                                                                      SIMULATED IMPACT OVER                 SIMULATED IMPACT OVER
                                                                         NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (0.2)%      3.7%                   (0.00)%      4.4%

  Net Interest Income Increase/(Decrease)                                  $  (300)    $ 7,111                $   (203)    $26,797


                                                                           MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 1999
===================================================================================================================================
                                                                       SIMULATED IMPACT OVER                SIMULATED IMPACT OVER
                                                                         NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (1.1)%      2.2%                    (3.5)%      0.9%

  Net Interest Income Increase/(Decrease)                                  $(2,180)    $ 4,294                $(21,642)    $ 5,586

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

At September 30, 2000, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 4%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 5%. The results of the simulation for September 30, 2000, indicated that we were "neutral" to "liability sensitive" over both the 12 and 36-month time horizons. We were within guidelines for interest rates moving significantly in either direction.

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

We find that the methodologies previously discussed provide a meaningful representation of our interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect net interest income. We believe our current interest-rate sensitivity level is appropriate, considering our economic outlook and what we believe is a conservative approach taken in the review and monitoring of our sensitivity position.


COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities that do not appear in the consolidated financial statements at September 30, 2000 and 1999, and December 31, 1999 are detailed in the tables below. At September 30, 2000, our financial derivative instruments included five generic swaps and three basis swaps with a total notional amount of $141.5 million. The generic swaps extend the maturities of certain short-term liabilities at the current funding rates to protect these liabilities against rising interest rates. These agreements were contracted in October 1999, December 1999, January 2000 and July 2000, and entail the payment of a blended 6.87% fixed rate and the receipt of a floating rate equal to three-month LIBOR. These swaps reset quarterly and mature in 2004 and 2005. The basis swaps lock in a spread between the 3-month T-bill and federal funds to protect against a narrowing of spreads for deposits that are tied to the 3-month T-bill. These agreements were contracted in July 2000 and effectively result in the payment of the federal funds rate minus a spread and the receipt of the 3-month T-bill rate. These swaps reset weekly and mature in July 2001.

We had 31 swaps at Riggs Bank Europe Limited, our London-based banking subsidiary, with a total notional amount of $96.2 million that entail the payment of a blended 6.59% fixed rate and the receipt of a floating rate equal to six-month LIBOR. These swaps have varying maturities extending until 2005 and are entered into for the purpose of converting fixed rate loans to variable.

As a result of Riggs Capital Partners venture capital investment activity, we had venture capital commitments of $13.1 million at September 30, 2000 of which $358 thousand were less than one year.


                                                                                     CONTRACTUAL OR NOTIONAL VALUE
                                                           ------------------------------------------------------------------------
                                                             SEPTEMBER 30,           SEPTEMBER 30,           DECEMBER 31,
                                                                 2000                    1999                    1999
===================================================================================================================================
Commitments to Extend Credit                                 $ 944,225               $ 981,818              $1,035,644

Venture Capital Commitments                                     13,102                       -                  25,210

Letters of Credit                                              144,388                 155,207                 137,622

Derivative Instruments:
            Foreign Exchange Contracts:
                 Commitments to Purchase                      $ 69,155               $ 109,944              $  112,226
                 Commitments to Sell                           297,638                 195,075                 317,837
            Interest Rate Agreements
                       Swaps                                   237,668                 104,689                 126,786
                       Purchased Options                             -                       -                     629


Our interest rate agreement activity for the nine months ended September 30, 2000, is as follows:

                                                                          BALANCE                                         BALANCE
                                                                        DECEMBER 31,                                   SEPTEMBER 30,
                                                                           1999      ADDITIONS  MATURITIES  TERMINATIONS   2000
===================================================================================================================================
Interest Rate Agreements:
     Receive variable/pay fixed                                           $ 25,000   $ 116,500    $      -         $ -   $ 141,500
     Riggs Bank Europe Limited                                             101,786      11,836      17,454           -      96,168
===================================================================================================================================
Total                                                                     $126,786   $ 128,336    $ 17,454         $ -   $ 237,668



This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements, including the references to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. A variety of factors could cause our actual results and experiences to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. These factors also include the growth of the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters.

RIGGS NATIONAL CORPORATION


PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)         Exhibits
                        --------

                        The exhibits listed on page 24 are incorporated by reference or filed herewith in response to this item.


            (b)         Reports on Form 8-K
                        -------------------

                        On August 23, 2000, we filed a Form 8-K regarding our press release issued on the same date. This press release announced the discovery of potential fraud in a commercial facility to a borrower at our London operation.


                               SIGNATURES
                  Pursuant to the  requirements  of
                  the  Securities  Exchange  Act of
                  1934,  the  registrant  has  duly
                  caused  this  report to be signed
                  on its behalf by the  undersigned
                       thereunto duly authorized.


                        RIGGS NATIONAL CORPORATION


Date:   November 13, 2000                /s/ TIMOTHY C. COUGHLIN
        -----------------                -----------------------
                                             Timothy C. Coughlin
                                                  President



Date:   November 13, 2000                  /s/ DAVID E. ISNER
        -----------------                  ------------------
                                               David E. Isner
                                            Assistant Treasurer
                                        (Chief Accounting Officer)


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

       (3.2)By-laws of the  Registrant  with  amendments  through April 12, 2000
            (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000, SEC File No. 09756).

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

        (27)Financial Data Schedule                                                                                    Exhibit 27

(Exhibits omitted are not required or not applicable.)
                                       24