Form 10-K
period 2000-12-31
RIGGS NATIONAL CORP
filed 2001-03-27
CIK 350847

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2000
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X ]

        The  aggregate  market value of the  Corporation's  voting stock held by
      non-affiliates   of  the   registrant   as  of  February  28,  2001,   was
      $277,571,625.

        The number of shares outstanding of the registrant's common stock, as of February 28, 2001, was 28,448,466.

                         DOCUMENT INCORPORATED BY REFERENCE

        Portions of Riggs National Corporation's definitive Proxy Statement dated March 9, 2001 to Shareholders are incorporated by reference into
      Part III of this Form 10-K. Portions of Riggs National Corporation's 2000 Annual Report to Shareholders mailed with such Proxy Statement are incorporated by reference into Parts I and II of this Form 10-K. With the exception of the portions of the Proxy Statement and Annual Report specifically incorporated herein by reference, the Proxy Statement and Annual Report are not deemed to be filed as part of this Form 10-K.

Form
10-K INDEX
                               PART I                                   Page(s)

Item 1--Business                                                             3
Item 2--Properties                                                           5
Item 3--Legal Proceedings                                                    5
Item 4--Submission of Matters to a Vote of Security Holders                  5


                               PART II

Item 5--Market for Registrant's Common Equity
            and Related Shareholder Matters                                  6
Item 6--Selected Consolidated Financial Data                                 6
Item 7--Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6
Item 7A--Quantitative & Qualitative Disclosures about Market Risk            6
Item 8--Financial  Statements and  Supplementary  Data                       6
Item 9--Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         6


                               PART III

Item 10--Directors and Executive Officers of the Registrant                  6
Item 11--Executive Compensation                                              8
Item 12--Security Ownership of Certain Beneficial Owners and Management      8
Item 13--Certain Relationships and Related Transactions                      8


                               PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K    8

PART I
ITEM 1.

BUSINESS

Riggs National Corporation
Riggs National Corporation ("our company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and incorporated in the State of Delaware. Founded in 1980, we engage in a variety of banking-related activities through our bank and non-bank subsidiaries. We currently have banking operations or separate subsidiaries in the Washington, D.C. metropolitan area; New Haven, Connecticut; Miami, Florida; London, England; Berlin, Germany; Jersey, Channel Islands and Nassau, Bahamas. Additionally, we provide investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940. A subsidiary located in the Bahamas provides trust and corporate services, as well as traditional banking services. At December 31, 2000, we and our subsidiaries had 1,558 full-time equivalent employees.

We have six reportable segments that are strategic business units providing diverse products and services within the financial services industry. Our segments are Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other, and are described on page 64 of our 2000 Annual Report, which is incorporated herein by reference.

Key elements of our business strategy for our subsidiaries are to continue to focus on growth opportunities through the additional accumulation of assets under management in our financial services division (Riggs & Co.), the
orientation   of  our  retail   banking   branches   toward   money   management
relationships, the development and specialization in relationship banking of banking products and services in specific growth industries, the continued preeminence in the embassy banking operations coupled with growth in the international private banking business lines, and continued venture capital investment in high-tech and other growth companies in the Mid-Atlantic region. As a complement to internally developed programs, we may pursue possible alliances or acquisitions that further our strategic goals. In addition to pursuing our strategic goals, we will continue to serve the varied financial needs of the Washington, D.C. metropolitan area and to meet our commitments under the Community Reinvestment Act.

Riggs Bank National Association
Our principal subsidiary is Riggs Bank N.A., a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs Bank N.A. had assets of $5.2 billion, deposits of $4.1 billion, and stockholder's equity of $425.2 million at December 31, 2000.

Riggs Bank N.A. operates 31 branches and an investment advisory subsidiary in Washington, D.C.; 14 branches in Virginia; six branches in Maryland; a second investment advisory subsidiary in New Haven, Connecticut; a commercial bank in London, England; an Edge Act (federally-chartered corporation allowed to engage only in international banking or other financial transactions related to international business) subsidiary in Miami, Florida; branch offices in London, England, Berlin, Germany, Jersey, Channel Islands and Nassau, Bahamas and a Bahamian bank and trust company.

As a commercial bank, Riggs Bank N.A. provides a wide array of financial services to customers in the Washington, D.C. metropolitan area, throughout the United States and internationally.

Riggs Bank N.A.'s Corporate and Commercial Banking Groups provide services to customers ranging from small regional businesses to major multinational companies and non-profit groups. These services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities, foreign currency transactions, cash management and investment banking.

Riggs Bank N.A.'s financial services division, Riggs & Co., provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, estate planning and trust administration.

Riggs Bank N.A. provides investment advisory services through Riggs Investment Management Corporation ("RIMCO") and J. Bush & Co. Incorporated, both of which are wholly-owned subsidiaries incorporated under the laws of Delaware and registered under the Investment Advisers Act of 1940.

Riggs Bank N.A.'s Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts, and investment sales. Additionally, the Retail Banking Group provides 24-hour banking services through its telebanking operations and a network of Riggs Bank N.A.'s 134 automated teller machines ("ATMs") as well as national and regional ATM networks.

Riggs Bank N.A.'s International Banking Group furnishes a variety of financial services, including issuing letters of credit in connection with trade and other transactions, taking deposits, foreign exchange, private banking and cash management. Customers include embassies and foreign missions in Washington, D.C., foreign governments, central banks, and correspondent banks around the world. These services are provided through both domestic and international offices.

Additional international operations of Riggs Bank N.A. include:

-Riggs Bank Europe Limited ("RBEL"), located in London, England, providing traditional corporate banking services, commercial property financing and trade finance. RBEL has two branches in London and one in Berlin;
-Riggs & Company International, located in London, England and Jersey, Channel Islands, providing private banking services to international customers;
-The Riggs Bank and Trust Company (Bahamas) Limited, in Nassau, providing trust services for international private banking customers;
-A London branch located in the U.S. Embassy, serving the Embassy, its employees and official visitors.

Riggs Capital
Riggs Capital, one of our wholly-owned subsidiaries, issued 150,000 shares of 8.625% Trust Preferred Securities, Series A, with a liquidation preference of $1,000 per share, in December 1996. The Trust Preferred Securities, Series A qualify as Tier I Capital with certain limitations, see "Notes to Consolidated Financial Statements-Note 1 and Note 11" on pages 34 and 50, of our 2000 Annual Report, which is incorporated herein by reference.

Riggs Capital II, one of our wholly-owned subsidiaries, issued 200,000 shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share, in March 1997. The Trust Preferred Securities, Series C qualify as Tier I Capital with certain limitations, see "Notes to Consolidated Financial Statements-Note 1 and Note 11" on pages 34 and 50, of our 2000 Annual Report, which is incorporated herein by reference.

Riggs Capital Partners
Riggs Capital Partners LLC ("RCP"), our venture capital subsidiary, specializes in equity investments typically in privately-held high-tech and growth companies. A second venture capital subsidiary, Riggs Capital Partners II, LLC ("RCP II"), was formed in the fourth quarter of 2000. As of December 31, 2000, combined venture capital investments of RCP and RCP II totaled $83.7 million.

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

Under Federal Deposit Insurance Corporation ("FDIC") regulations, the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is assigned to one of the following "supervisory subgroups": "healthy," "supervisory concern," or "substantial supervisory concern."

The OCC must take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The OCC has established levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

Riggs Bank N.A. exceeds current minimum regulatory capital requirements and qualifies as "well capitalized." Additional information concerning our capital adequacy can be found on pages 48 and 49 of our 2000 Annual Report, which is incorporated herein by reference.

A depository institution may not make any capital distribution (including payment of a dividend) or pay any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the Interstate Act authorized a bank to merge with a bank in another state as long as neither of the states had opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

Effective  June 1995,  coinciding  with the mandatory  1.25% funding of the Bank
Insurance Fund ("BIF") reserve, insurance rates were reduced from a range of $.23 to $.26 per $100 in deposits insured to a range of $.04 to $.07 per $100 in deposits insured. Further, in November 1995, based on the continuing increase in reserves with BIF, the FDIC announced an additional reduction of insurance rates to zero percent; however, banks must pay a mandatory minimum of $2 thousand per year.

In 1996, legislation for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC, became effective. This legislation included a provision requiring the merger in 1999 of the BIF, which was also administered by the FDIC, and SAIF assuming that bank charters and thrift charters were combined by that time. The legislation provided for a new Financing Corporation ("FICO") sharing formula between BIF and SAIF insured institutions, which imposes a surcharge of 1.3 cents per one-hundred dollars of BIF-insured deposits. We were subject to the FICO surcharge and were required to pay one-fifth of the rate that SAIF institutions pay for three years, ending in 1999.

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

The Bank Secrecy Act of 1970 was designed to deter money laundering and the use of secret foreign bank accounts, establish regulatory reporting standards for currency transactions, and improve detection and investigation of criminal, tax, and regulatory violations. It and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems to facilitate the flow of illicit money. Those steps include ensuring effective Board and Management oversight, the establishment of sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training, and establishing a comprehensive internal audit of BSA compliance activities.

In recent years, Federal regulators have increased the attention paid to compliance with the provisions of the Bank Secrecy Act and related laws, with particular attention paid to "Know Your Customer" practices, which are now known as Enhanced Due Diligence. Banks have been encouraged, by both regulators and by various industry groups, to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide their illicit profits.

The Graham-Leach-Bliley Act of 1999 (GLB) requires banks and other broadly defined financial institutions to take certain measures to protect the private financial information of their customers. These measures fall generally into two categories:ensuring the physical and logical safeguards of information housed on bank-owned systems and ensuring that only appropriate information is shared with third parties. GLB makes a distinction between information that is shared to allow a third party servicer to perform its contractually specified duties and information that is shared for other purposes such as marketing.

Banks and other financial institutions must disclose their policies on sharing customer information with third parties, and also disclose the nature of the firms with whom they share this data. Further, banks must allow customers the ability to choose not to have their information disclosed to any third parties other than those that perform services for the bank.

The provisions of the Act are to be implemented by banks and other financial institutions by July 1, 2001.

Our subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, mortgage banking companies, finance companies and other types of financial services providers.

ITEM 2.

PROPERTIES
We own properties located in Washington, D.C., which house our executive offices, 14 of our branches, and certain operational units of Riggs Bank N.A. We also own an office building in Maryland, where additional operational units of
Riggs Bank N.A. are located. Further, we own an office building in London, England, and lease various properties in Washington, D.C.; London, England; Berlin, Germany; Jersey, Channel Islands; Miami, Florida; New Haven, Connecticut; northern Virginia and Maryland. Additional information concerning our facilities can be found on page 10 of our 2000 Annual Report, which information is incorporated herein by reference.

ITEM 3.

LEGAL PROCEEDINGS
Incorporated by reference to page 47 of our 2000 Annual Report.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to security holders for vote during the fourth quarter of 2000.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The common stock of Riggs National Corporation is traded on The Nasdaq Stock Market under the symbol:"RIGS."

A history of the Corporation's stock prices and dividends is incorporated by reference to page 71 of our 2000 Annual Report.

As of February 28, 2001, there were 2,141 shareholders of record.

Other information required by this item is incorporated by reference to page 50 of our 2000 Annual Report.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA
Incorporated by reference to page 10 of our 2000 Annual Report.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to pages 10-29 of our 2000 Annual Report.

ITEM 7A.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
Incorporated  by reference to pages 16 and 29 of our 2000 Annual Report.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to pages 30-72 of our 2000 Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.


PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item pertaining to directors of our company who are standing for reelection this year is included in our proxy statement for our 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), which is incorporated by reference. The information required by this Item pertaining to executive officers of our company and directors who are not standing for reelection is as follows:

Executive Officer*                                   Position                                                           Age

Joe L. Allbritton           Chairman of the Board and Chief Executive Officer of the Corporation since 1981,
                              Chairman of the Board of Riggs Bank N.A. since 1983 and Chief Executive
                              Officer of Riggs Bank N.A. since 1997                                                     76
Timothy C. Coughlin         President of the Corporation since 1992                                                     58
Joseph M. Cahill            General Counsel of the Corporation since 2000 and Executive Director of
                              Legal Affairs, Riggs Bank N.A. since 1998                                                 47
Henry A. Dudley, Jr.        Executive Vice President and Chief Trust Officer of Riggs Bank N.A. since 1994              54
John M. Fahey, Jr.          Director (until 2001 Annual Meeting of Shareholders)                                        48
Jeffrey T. Glynn            Executive Vice President of Riggs Bank N.A.
                             Community Banking since 2000                                                               42
Raymond M. Lund             Executive Vice President of Riggs Bank N.A.
                              International Banking Group since 1996                                                    39
Robert C. Roane             Executive Vice President and Chief Operating Officer of Riggs Bank N.A. since 1999          44
John E. V. Rose             Director (until 2001 Annual Meeting of Shareholders)                                        48
W. E. Tige Savage           Executive Vice President of Riggs Bank N.A. since 1998                                      32
David W. Scott              Executive Vice President and Chief Credit Officer of Riggs Bank N.A. since 1995             39
Steven T. Tamburo           Deputy Chief Financial Officer of the Corporation since 2000
                              Senior Vice President and Deputy Chief Financial Officer of Riggs Bank N.A. since 2000    32

*Executive officers of Riggs National Corporation, including certain executive officers of Riggs Bank N.A., as of December 31, 2000.

EXPERIENCE OF MANAGEMENT

JOE L. ALLBRITTON has been Chairman of the Board and Chief Executive Officer of the Corporation since 1981. He has served as Chairman of the Board of Riggs Bank N.A. since 1983 and has served as Chief Executive Officer of Riggs Bank N.A. since 1997. He also serves as Chairman of the Board of and is the owner of, Westfield News Advertisers, Inc., and Perpetual Corporation, indirect owner of Allbritton Communications Company.

TIMOTHY C. COUGHLIN has served as President of the Corporation since 1992. He has been a Director of the Corporation since 1988 and was a Director of Riggs Bank N.A. from 1983 to 1996.

JOSEPH M. CAHILL was appointed General Counsel of the Corporation in 2000 and has served as Executive Director of Legal Affairs of Riggs Bank N.A. since 1998. Mr. Cahill also served as the Litigation Manager of Riggs Bank N.A. from 1996 to 1997, and Associate Litigation Manager from 1993 to 1995.

HENRY A. DUDLEY, JR., Executive Vice President, has served as Chief Trust Officer in charge of Financial Services, which includes the Trust Division, Riggs Investment Management Corporation (RIMCO), and the Domestic Private Banking Division, since 1994.

JOHN M. FAHEY, JR., Director, is President and Chief Executive Officer of the National Geographic Society. He has also served in other management roles at National Geographic, and from 1989 to 1995 he served as Chairman, President and Chief Executive Officer at Time Life, Inc.

JEFFREY T. GLYNN has served as Executive Vice President-Community Banking since April of 2000. He also has served as Senior Vice President and Manager of RiggsDirect, our telephone banking group.

RAYMOND M. LUND has served as Executive Vice President-International Banking Group since 1996. Mr. Lund has served in various management positions during the past 11 years, including Head of the International and Domestic Private Banking Divisions.

ROBERT C. ROANE, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A. since May of 1999. Mr. Roane has served in various management positions with Riggs during the past 22 years.

JOHN E.V. ROSE, Director, has served as Chief Executive Officer of Rolls-Royce plc since 1996. He also served as Managing Director of Aerospace Group from 1995 to 1996, and as Deputy Managing Director in 1994.

W.E. TIGE SAVAGE has served as Executive Vice President of Riggs Bank N.A. since 1998, supporting the activities of Riggs Capital Partners LLC and Riggs Capital Partners II, LLC, the Corporation's venture capital subsidiaries, and the Office of the Chairman. He also has served at Riggs Bank N.A. as Vice President and Executive Assistant to the Chairman and as a commercial lender.

DAVID W. SCOTT, Executive Vice President, has served as Chief Credit Officer of Riggs Bank N.A. since 1995. Mr. Scott has served in various management positions with Riggs during the past 12 years.

STEVEN T. TAMBURO has served as Deputy Chief Financial Officer of the Corporation and as Senior Vice President and Deputy Chief Financial Officer of Riggs Bank N.A. since October of 2000. Mr. Tamburo also served as Senior Vice President and Controller from 1999 to 2000 and Group Vice President-Management and Regulatory Reporting from 1998 to 1999.

ITEM 11.

EXECUTIVE COMPENSATION
The   information   required  by  this  Item  is  included  in  Riggs   National
Corporation's 2001 Proxy Statement to Shareholders, which is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The   information   required  by  this  Item  is  included  in  Riggs   National
Corporation's 2001 Proxy Statement to Shareholders, which is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is included in the 2001 Proxy Statement to Shareholders, which is incorporated herein by reference.



PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)  Financial Statements
The financial statements included on pages 30-72 of our 2000 Annual Report are incorporated herein by reference.

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


/s/ ROBERT L. ALLBRITTON
    --------------------
    Robert L. Allbritton,
    Chairman of the Board and Chief Executive Officer
    March 23, 2001

    JOE L. ALLBRITTON*              Senior Chairman of the Board
    ------------------
    Joe L. Allbritton


/s/ TIMOTHY C. COUGHLIN             President
    -------------------
    Timothy C. Coughlin


/s/ STEVEN T. TAMBURO               Chief Financial Officer and Treasurer
    -----------------               (Principal Financial and Accounting Officer)
    Steven T. Tamburo


    JOHN M. FAHEY, JR.*             Director
    -------------------
   (John M. Fahey, Jr.)


    LAWRENCEI. HEBERT*              Director
    ------------------
   (Lawrence I. Hebert)


    STEVEN B. PFEIFFER*             Director
    -------------------
   (Steven B. Pfeiffer)


    JOHN E. V. ROSE*                Director
    ----------------
   (John E. V. Rose)


    ROBERT L. SLOAN*                Vice Chairman of the Board
    ----------------
   (Robert L. Sloan)


    JACK VALENTI*                   Director
    -------------
   (Jack Valenti)


    WILLIAML. WALTON*               Director
    -----------------
   (William L. Walton)


    EDDIE N. WILLIAMS*              Director
    ------------------
   (Eddie N. Williams)


*By:  /s/ JOSEPH M. CAHILL
      --------------------
      Joseph M. Cahill, Attorney-in-fact
      March 23, 2001

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

 (3.2)        By-laws of the Registrant with  amendments  through April 12, 2000
              (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000, SEC File No. 0-9756)

 (4.1)        Indenture  dated June 1, 1989 with respect to $100  million  9.65%
              Subordinated Debentures due 2009 (Incorporated by reference to the
              Registrant's Form 8-K dated June 20, 1989, SEC File No. 0-9756)

 (4.2)        Indenture  dated December 13, 1996 with respect to $150 million,
              8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant's S-3 dated February 6, 1997, SEC
              File No. 333-21297)

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

 (10.3)       Time Sharing Agreement for lease of Beechcraft King Air 300 by
              Riggs Bank N.A.                                                                                        12-16

 (10.4)       Time Sharing Agreement for lease of Gulfstream III by Riggs Bank
              N.A.                                                                                                   17-21

 (10.5)+      Amended Joe L. Allbritton Employment Agreement, dated December 28,
              1999 (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, SEC File No. 0-9756)

 (10.6)+      Riggs   National    Corporation's    Executive    Incentive   Plan
              (Incorporated by reference to the  Registrant's  Form 10-Q for the quarter ended September 30, 1999, SEC File No. 0-9756)

 (10.7)+ Split Dollar Life Insurance Plan Agreements (Incorporated by reference to the Registrant's Form 10-K for the year ended
              December 31, 1998, SEC File No. 0-9756)



Exhibit
   No.                                          Description                                                          Pages
------------------------------------------------------------------------------------------------------------------------------------

 (10.8)+      The 1993 Stock  Option  Plan and the 1994 Stock  Option  Plan,  as
              amended  April  15,  1998   (Incorporated   by  reference  to  the
              Registrant's Annual Meeting Proxy Statement filed March 18, 1998), and the 1996 Stock Option Plan and the 1997 Non-Employee Directors
              Stock  Option Plan,  as amended  April 14, 1999  (Incorporated  by reference to the Registrant's Annual Meeting Proxy Statement filed
              March 17, 1999)

 (10.9)+      Riggs   National   Corporation   and  Riggs   Bank  N.A   Deferred
              Compensation   Plan  for   Directors,   revised   April  12,  2000
              (Incorporated by reference to the  Registrant's  Form 10-Q for the quarter ended June 30, 2000, SEC File No. 0-9756)

(10.10)+ Description of the 1999 General Incentive Plan (Incorporated by reference to the Registrant's Form 10-K for the year ended
              December 31, 1998, SEC File No. 0-9756)

(10.11)+      Supplemental Executive Retirement Plan, as amended and restated
              July 12, 1995 (Incorporated by reference to the Registrant's Form
              10-K for the year ended December 31, 1998, SEC File No. 0-9756)

(10.12)+      Trust  Agreement,  dated  July  12,  1995,  for  the  Supplemental
              Executive  Retirement Plan and the Split Dollar Life Insurance and
              Supplemental Death Benefit Plans (Incorporated by reference to the
              Registrant's  Form  10-K for the year  ended  December  31,  1998,
              SEC File No. 0-9756)

 (10.13)      First Amendment to Operating Agreement of Riggs Capital Partners
              LLC                                                                                                    22-23

 (10.14)      Riggs Capital Partners, LLC Investment & Management Agreement with
              RCP Investments, LP                                                                                    24-29

  (11)        Computation of Per Share Earnings                                                                      30

  (13)        Portions of our 2000 Annual Report to Shareholders                                                     31-103

  (21)        Subsidiaries of the Registrant                                                                         104

  (23)        Consent of Independent Public Accountants                                                              105

  (24)        Powers of Attorney                                                                                     106



+Management contract or compensatory plan or arrangement.

Exhibits omitted are not required or not applicable.