Form 10-Q
period 2001-03-31
RIGGS NATIONAL CORP
filed 2001-05-14
CIK 350847

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ==   ==

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $2.50 par value                            28,449,487
  -----------------------------                            ----------
         (Title of Class)                       (Outstanding at April 30, 2001)

                      RIGGS NATIONAL CORPORATION

                         TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Financial Statements-Unaudited

              Consolidated Statements of Income
              Three months ended March 31, 2001 and 2000                     3

              Consolidated Statements of Condition
              March 31, 2001 and 2000, and December 31, 2000                 4

              Consolidated Statements of Changes in Shareholders' Equity
              Three months ended March 31, 2001 and 2000                     5

              Consolidated Statements of Cash Flows
              Three months ended March 31, 2001 and 2000                     6

              Notes to the Consolidated Financial Statements              7-12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13-18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk   19-21


PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings                                           22

Item 2.         Change in Securities                                        22

Item 3.         Defaults Upon Senior Securities                             22

Item 4.         Submission of Matters to a Vote of Security Holders         22

Item 5.         Other Information                                           22

Item 6.         Exhibits and Reports on Form 8-K                            22

Signatures                                                                  22

                            PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                              THREE MONTHS ENDED
                                                                                                                    MARCH 31,

                                                                                                           ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                                      2001        2000
===================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                                                  $ 53,587    $ 59,348
  Interest and Dividends on Securities Available for Sale                                                       18,601      20,339
  Interest on Time Deposits with Other Banks                                                                     5,077       5,589
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                                               4,124       4,805
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                                         81,389      90,081
INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                                     509         626
      Money Market Deposit Accounts                                                                              8,673       9,498
      Time Deposits in Domestic Offices                                                                          8,932      12,242
      Time Deposits in Foreign Offices                                                                           8,343       7,899
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                                                    26,457      30,265
-----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                                                      6,888       9,165
      Long-Term Debt                                                                                             1,618       1,618
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                                     8,506      10,783
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                                                        34,963      41,048
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                                           46,426      49,033
  Less:  Provision for Loan Losses                                                                                 115         600
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                                           46,311      48,433
NONINTEREST INCOME
  Trust and Investment Advisory Income                                                                          12,664      13,598
  Service Charges and Fees                                                                                      10,337       9,608
  Venture Capital Investment Gains, Net                                                                         (7,886)      7,036
  Other Noninterest Income                                                                                       2,218       1,989
  Securities Gains, Net                                                                                         10,388         310
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                                                      27,721      32,541
NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                                                25,909      24,528
  Occupancy, Net                                                                                                 5,235       4,931
  Data Processing Services                                                                                       5,587       5,200
  Furniture and Equipment                                                                                        3,085       3,059
  Other Real Estate Owned Expense (Income), Net                                                                   (150)        (37)
  Other Noninterest Expense                                                                                     16,853      16,163
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                                                     56,519      53,844
-----------------------------------------------------------------------------------------------------------------------------------
  Income before Taxes, Minority Interest and Extraordinary Loss                                                 17,513      27,130
  Applicable Income Tax Expense                                                                                  6,984       9,640
  Minority Interest in Income of Subsidiaries, Net of Taxes                                                      4,923       5,938
===================================================================================================================================
  Net Income                                                                                                  $  5,606    $ 11,552

EARNINGS PER SHARE-     Basic                                                                                 $   0.20    $   0.41
                        Diluted                                                                                   0.19        0.41

DIVIDENDS DECLARED AND PAID PER SHARE                                                                         $   0.05    $   0.05

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                MARCH 31,   MARCH 31,  DECEMBER 31,
                                                                                       2001        2000        2000
=======================================================================================================================
ASSETS
  Cash and Due from Banks                                                           $  130,840  $  167,220  $  156,075
  Federal Funds Sold and Reverse Repurchase Agreements                                 447,000     287,000     395,000
-----------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                      577,840     454,220     551,075

  Time Deposits with Other Banks                                                       345,692     362,749     365,901
  Securities Available for Sale (at Market Value)                                    1,199,431   1,231,628   1,239,973
  Venture Capital Investments                                                           73,608      64,789      83,734

  Loans                                                                              2,866,444   3,130,549   2,940,738
  Reserve for Loan Losses                                                              (34,818)    (38,237)    (36,197)
-----------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                    2,831,626   3,092,312   2,904,541

  Premises and Equipment, Net                                                          197,865     201,264     200,455
  Other Assets                                                                         183,976     223,707     208,793
=======================================================================================================================
  Total Assets                                                                      $5,410,038  $5,630,669  $5,554,472

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                               $  662,284  $  763,424  $  676,405
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                         344,304     375,288     315,375
      Money Market Deposit Accounts                                                  1,686,142   1,507,513   1,694,705
      Time Deposits in Domestic Offices                                                755,903     901,292     785,318
      Time Deposits in Foreign Offices                                                 589,102     633,362     604,174
-----------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                    3,375,451   3,417,455   3,399,572
-----------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                     4,037,735   4,180,879   4,075,977

  Repurchase Agreements and Other Short-Term Borrowings                                444,758     588,173     582,832
  Other Liabilities                                                                    119,201      91,997      96,392
  Long-Term Debt                                                                        66,525      66,525      66,525
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  4,668,219   4,927,574   4,821,726

GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  JUNIOR
  SUBORDINATED  DEFERRABLE  INTEREST  DEBENTURES                                       350,000     350,000     350,000
=======================================================================================================================
SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at March 31, 2001 and 2000, and
         December 31, 2000
      Shares Issued - 31,749,264 at March 31, 2001, 31,616,995 at
         March 31, 2000 and 31,701,464 at December 31, 2000                             79,373      79,042      79,254
  Surplus - Common Stock                                                               162,620     161,450     162,206
  Undivided Profits                                                                    230,800     220,819     226,616
  Accumulated Other Comprehensive Loss                                                  (9,617)    (36,859)    (13,973)
  Treasury Stock - 3,300,798 shares at March 31, 2001 and 2000, and
         December 31, 2000                                                             (71,357)    (71,357)    (71,357)
-----------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                           391,819     353,095     382,746
=======================================================================================================================
  Total Liabilities and Shareholders' Equity                                        $5,410,038  $5,630,669  $5,554,472

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             COMMON                             ACCUMULATED
                                                              STOCK                               OTHER                   TOTAL
                                                              $2.50                 UNDIVIDED  COMPREHENSIVE  TREASURY SHAREHOLDERS'
                                                               PAR       SURPLUS     PROFITS   INCOME (LOSS)    STOCK     EQUITY
===================================================================================================================================
Balance, December 31, 1999                                    $ 79,039    $161,439   $ 210,682   $ (42,090)  $ (71,357)  $ 337,713
Comprehensive Income:
   Net Income                                                                           11,552                              11,552
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                                5,472                   5,472
    Foreign Exchange
      Translation Adjustments                                                                         (241)                   (241)

                                                                                                                      ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                           5,231

                                                                                                                      ============
Total Comprehensive Income (Loss)                                                                                           16,783

Issuance of Common Stock for
  Stock Option Plans-1,500 Shares                                    3          11                                              14

Cash Dividends -
  Common Stock, $.05 per Share                                                          (1,415)                             (1,415)

===================================================================================================================================
Balance, March 31, 2000                                       $ 79,042    $161,450   $ 220,819   $ (36,859)  $ (71,357)  $ 353,095

Balance, December 31, 2000                                    $ 79,254    $162,206   $ 226,616   $ (13,973)  $ (71,357)  $ 382,746
Comprehensive Income:
   Net Income                                                                            5,606                               5,606
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                                6,523                   6,523
    Unrealized Gain (Loss) on Derivatives,
      Net of Reclassification Adjustments                                                           (1,047)                 (1,047)
    Foreign Exchange
      Translation Adjustments                                                                       (1,120)                 (1,120)

                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                           4,356

                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                            9,962

Issuance of Common Stock for
  Stock Option Plans-47,800 Shares                                 119         414                                             533

Cash Dividends -
  Common Stock, $.05 per Share                                                          (1,422)                             (1,422)
===================================================================================================================================
Balance, March 31, 2001                                       $ 79,373    $162,620   $ 230,800    $ (9,617)  $ (71,357)  $ 391,819

(1)- See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                           ------------------------
                                                                                                                 2001        2000
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                   $   5,606   $  11,552
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                                     115         600
     Unrealized Gains (Losses) on Venture Capital Investments                                                   13,352      (5,909)
     Gains on Sale of Venture Capital Investments                                                               (5,466)     (1,127)
     Depreciation Expense and Amortization of Leasehold Improvements                                             3,741       3,434
     Gains on Sale of Securities Available for Sale                                                            (10,388)       (310)
     Decrease in Other Assets                                                                                   21,305       1,481
     Increase in Other Liabilities                                                                              21,762      23,621
-----------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                             44,421      21,790
-----------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                                     50,027      33,342
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                                20,209      50,779
  Principal Collections and Maturities of Securities Available for Sale                                        477,683     361,455
  Proceeds from Sales of Securities Available for Sale                                                          81,342     212,280
  Purchases of Securities Available for Sale                                                                  (498,060)   (506,751)
  Purchases of Venture Capital Investments                                                                      (5,862)    (19,572)
  Proceeds from Sale of Venture Capital Investments                                                              8,102       1,344
  Net Decrease in Loans                                                                                         73,192      67,688
  Net Increase in Premises and Equipment                                                                        (1,151)     (1,858)
  Other, Net                                                                                                      (392)        (74)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                                                      155,063     165,291
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                                       6,245      32,481
    Time Deposits                                                                                              (44,487)    (26,935)
    Repurchase Agreements and Other Short-Term Borrowings                                                     (138,074)   (244,029)
  Proceeds from the Issuance of Common Stock                                                                       533          14
  Dividend Payments - Common                                                                                    (1,422)     (1,415)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                                                         (177,205)   (239,884)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                                 (1,120)       (241)
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                            26,765     (41,492)
Cash and Cash Equivalents at Beginning of Period                                                               551,075     495,712
===================================================================================================================================
Cash and Cash Equivalents at End of Period                                                                   $ 577,840   $ 454,220

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Loans Transferred to Other Real Estate Owned                                                               $       -   $       -

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                                  $  34,592   $  40,139
  Income Tax Payments                                                                                               13           -

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.     BASIS OF PRESENTATION

In our opinion, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the interim period results in conformity with generally accepted accounting principles applied on a consistent basis and which require the use of estimates. These statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period amounts to conform with the current period's presentation. The results of operations for the first three months of 2001 are not necessarily indicative of the results to be expected for the full 2001 year.


NOTE 2.     EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                       MARCH 31, 2001          MARCH 31, 2000
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================

Net Income Available to Common Shareholders                                            $ 5,606     $ 5,606    $ 11,552    $ 11,552

Weighted-Average Shares Outstanding                                                 28,438,357  28,438,357  28,315,631  28,315,631
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     364,043         n/a      47,188
                                                                                   ------------------------------------------------

Adjusted Weighted-Average Shares Outstanding                                        28,438,357  28,802,400  28,315,631  28,362,819


Basic EPS                                                                               $  .20                $    .41
Diluted EPS                                                                                         $  .19                 $   .41

NOTE 3.     OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                                   BEFORE -       TAX
                                                                                                     TAX       (EXPENSE)  NET-OF-TAX
                                                                                                    AMOUNT      BENEFIT     AMOUNT
===================================================================================================================================
THREE MONTHS ENDED MARCH 31, 2001:
Foreign Currency Translation Adjustments                                                           $(1,723)    $   603     $(1,120)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           10,111      (3,539)      6,572
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                          (76)         27         (49)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     10,035      (3,512)      6,523
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                           (1,611)        564      (1,047)
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                            -           -           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     (1,611)        564      (1,047)
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                  $ 6,701     $(2,345)    $ 4,356


THREE MONTHS ENDED MARCH 31, 2000:
Foreign Currency Translation Adjustments                                                           $  (371)    $   130     $  (241)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                            8,728      (3,055)      5,673
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                         (310)        109        (201)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                      8,418      (2,946)      5,472
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                                -           -           -
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                            -           -           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                          -           -           -
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                  $ 8,047     $(2,816)    $ 5,231



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                                     FOREIGN   UNREALIZED  UNREALIZED   ACCUMULATED
                                                                                    CURRENCY   GAIN (LOSS) GAIN (LOSS)    OTHER
                                                                                   TRANSLATION     ON          ON      COMPREHENSIVE
                                                                                   ADJUSTMENTS SECURITIES  DERIVATIVES INCOME (LOSS)
===================================================================================================================================
THREE MONTHS ENDED MARCH 31, 2001:
Balance, December 31, 2000                                                            $ (4,657)   $ (9,316)    $     -   $ (13,973)
Current-Period Change                                                                   (1,120)      6,523      (1,047)      4,356
===================================================================================================================================
Balance, March 31, 2001                                                               $ (5,777)   $ (2,793)    $(1,047)  $  (9,617)

THREE MONTHS ENDED MARCH 31, 2000:
Balance, December 31, 1999                                                            $ (2,597)   $(39,493)    $     -   $ (42,090)
Current-Period Change                                                                     (241)      5,472           -       5,231
===================================================================================================================================
Balance, March 31, 2000                                                               $ (2,838)   $(34,021)    $     -   $ (36,859)

NOTE 4: SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services, such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes our Washington, D.C.- based embassy banking business, our London-based banking subsidiary, Riggs Bank Europe Limited (RBEL), and our Berlin branch (a subsidiary of RBEL). The International Banking segment also includes the part of our private-client services division based in London-Riggs & Company International, Limited. Riggs & Company is our private client services division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our company. Riggs Capital Partners represents our venture capital subsidiaries, which invest in equities in privately-held high-growth companies. "Other" consists of our unallocated parent-company income and expense, net interest income from unallocated equity and foreclosed real estate activities.

We evaluate segment performance based on income before taxes and minority interest. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies disclosed in our December 31, 2000 Form 10-K. We account for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred.

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

===================================================================================================================================
THREE MONTHS                                                                           RIGGS                                RIGGS
ENDED                                          INTERNATIONAL   RIGGS &                CAPITAL                              NATIONAL
MARCH 31, 2001                       BANKING     BANKING       COMPANY   TREASURY    PARTNERS     OTHER   RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   45,720    $ 13,577     $ 1,305  $   34,035    $    106    $ 11,125
Interest Expense                        16,080      17,464       3,094      10,855           -      11,369
Funds Transfer Income (Expense)          2,609      12,878       4,957     (24,627)     (1,002)      5,185
                                    -----------------------------------------------------------------------------------------------

Net Interest Income (Loss),
  Tax-Equivalent                        32,249       8,991       3,168      (1,447)       (896)      4,941
Provision for Loan Losses                3,444      (3,559)          -           -           -           -
Tax Equivalent Adjustment                 (580)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------

Net Interest Income (Loss)          $   35,113    $  5,432     $ 3,168  $   (1,447)   $   (896)   $  4,941 $         -  $   46,311
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,349    $    497     $13,385  $    1,041    $ (7,886)   $ 10,335
Intersegment Noninterest Income            845       1,743         645           -           -         670
                                    -----------------------------------------------------------------------------------------------

Total Noninterest Income            $   11,194    $  2,240     $14,030  $    1,041    $ (7,886)   $ 11,005 $    (3,903) $   27,721
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,068    $    348     $   208  $        4    $      7    $  2,295
Direct Expense                          16,293       9,803       9,824         986       4,004      15,582
Overhead and Support                    13,347       3,274       2,573         586         112     (19,892)
                                    -----------------------------------------------------------------------------------------------

Total Noninterest Expense           $   30,708    $ 13,425     $12,605  $    1,576    $  4,123    $ (2,015)$    (3,903) $   56,519
                                    -----------------------------------------------------------------------------------------------


Income (Loss) Before Taxes and
  Minority Interest                 $   15,599    $ (5,753)    $ 4,593  $   (1,982)   $(12,905)   $ 17,961 $         -  $   17,513

                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,661,525    $862,114     $95,308  $2,338,276    $ 93,356    $867,851 $(1,551,581) $5,366,849
===================================================================================================================================


===================================================================================================================================
THREE MONTHS                                                                          RIGGS                                 RIGGS
ENDED                                          INTERNATIONAL   RIGGS &               CAPITAL                               NATIONAL
MARCH 31, 2000                       BANKING     BANKING       COMPANY   TREASURY   PARTNERS      OTHER   RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   49,207    $ 16,096    $  1,454  $   38,157    $      -   $  11,732
Interest Expense                        13,898      19,808       3,085      15,168           -      14,215
Funds Transfer Income (Expense)         (4,472)     12,854       4,606     (17,286)       (720)      5,018
                                    -----------------------------------------------------------------------------------------------

Net Interest Income (Loss),
  Tax-Equivalent                        30,837       9,142       2,975       5,703        (720)      2,535
Provision for Loan Losses                 (300)       (300)          -           -           -           -
Tax Equivalent Adjustment                 (824)          -           -        (636)          -          21
                                    -----------------------------------------------------------------------------------------------

Net Interest Income (Loss)          $   29,713    $  8,842    $  2,975  $    5,067    $   (720)  $   2,556 $         -  $   48,433
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $    9,518    $  1,044    $ 14,035  $      936    $  7,036   $     (28)
Intersegment Noninterest Income            887       1,087          88           -           -         801
                                    -----------------------------------------------------------------------------------------------

Total Noninterest Income            $   10,405    $  2,131    $ 14,123  $      936    $  7,036   $     773 $    (2,863) $   32,541
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,892    $    245    $    220  $        4    $      5   $   2,205
Direct Expense                          16,320       7,278       8,875       1,014         525      18,123
Overhead and Support                    12,827       3,154       3,171         406          18     (19,575)
                                    -----------------------------------------------------------------------------------------------

Total Noninterest Expense           $   31,039    $ 10,677    $ 12,266  $    1,424    $    548   $     753 $    (2,863) $   53,844
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $    9,079    $    296    $  4,832  $    4,579    $  5,768   $   2,576 $         -  $   27,130
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------

Total Average Assets                $2,813,613    $963,635    $ 99,378  $2,497,173    $ 50,962   $ 939,371 $(1,580,086) $5,784,046
===================================================================================================================================

NOTE 5: ACCOUNTING FOR DERIVATIVES

Adoption of SFAS No. 133

We adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", as amended by SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", as of January 1, 2001. The adoption of SFAS No. 133 resulted in a cumulative charge of $8 thousand, recorded as a component of Other Noninterest Income, to reflect the fair value of derivatives designated as fair-value hedges and fair values of related hedged items. In addition, we recorded a cumulative net of tax charge to Other Comprehensive Income of $751 thousand to recognize at fair value all derivatives that are designated as cash flow hedges and net investment hedges.

Derivative Instruments and Hedging

We maintain a risk management strategy that includes the use of derivative instruments to reduce unplanned earnings and equity fluctuations caused by interest rate volatility and foreign exchange fluctuation. We attempt to minimize our sensitivity to rate volatility by altering the repricing or maturity characteristics of certain assets and liabilities so that income is not materially impacted by unexpected rate movements.

Use of derivative instruments is a component of our overall risk management strategy and is utilized in accordance with a formal policy that is monitored by a committee which has delegated authority over our interest rate risk management function.

The derivative instruments that we utilize include interest rate swaps, futures contracts and options contracts that relate to the pricing of specific assets and liabilities. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Interest rate options represent contracts that allow the owner the option to either receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified time period. Certain of these contracts grant the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.

We also enter into foreign exchange derivative contracts, including foreign currency forward contracts, to manage our exchange risk associated with the translation of foreign currency into U. S. dollars.

We are exposed to credit and market risk as a result of our use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owes us and, hence, a repayment risk exists. If the fair value of the derivative contract is negative, we owe the counterparty and, therefore, there is no repayment risk. We minimize repayment risk by entering into transactions with financially stable counterparties that are specified by our policy and reviewed periodically by our credit committee. We require that derivative contracts be governed by an International Swaps and Derivative Master Agreement and, depending on the nature of the agreement, bilateral collateral arrangements also may be obtained. When we have multiple derivative transactions with the counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with the same counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between us and the counterparty. We use master netting agreements with the majority of our counterparties.

Market risk is the adverse effect that a change in interest rates or comparative currency values has on the fair value of a financial instrument or expected cash flows. We manage the market risk associated with interest rate and foreign exchange hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Our Treasury group monitors compliance with this policy.

Accounting for Derivatives

All derivatives are recognized on the Statement of Condition at fair value. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash-flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge, are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income.

When entering into hedging transactions, we document the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. This process links all derivatives that are designated fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Statement of Condition. We assess, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

We discontinue hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair values or cash flows of a hedged item; (2) the derivative matures or is sold, terminated or exercised; or (3) the derivative is dedesignated as a hedge instrument.

When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the Statement of Condition at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we will continue to carry the derivative on the Statement of Condition at its fair value and any gains or losses accumulated in Other Comprehensive Income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at fair value with changes in fair value recognized in income.

Fair-Value Hedges

We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in LIBOR (the "benchmark rate").

For the quarter ended March 31, 2001, we recognized a net loss of $22 thousand which represented the ineffective portion of all fair value hedges. This amount is included in Other Noninterest Income in the Statement of Income.

Cash-Flow Hedges

We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency.

For the quarter ended March 31, 2001, there was no impact to Other Noninterest Income in the Statement of Income for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line item in the Statement of Income in which the income or expense related to the hedged item is recorded. As of March 31, 2001, $409 thousand of deferred net gains on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as income during the next twelve months. The maximum term over which we are hedging our exposure to the variability of cash flows was 51 months at March 31, 2001.

Hedges of Net Investments in Foreign Operations

We use forward exchange contracts to hedge substantially all of our net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. As of March 31, 2001, $516 thousand of net gains related to these derivatives are included in Accumulated Other Comprehensive Income.

Other

At March 31, 2001, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $1.1 million and they are marked to market through current period earnings.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We recorded net income of $5.6 million, or $.19 per diluted share, for the first quarter of 2001, compared to $11.6 million, or $.41 per diluted share, in the first quarter of 2000. The decrease resulted primarily from losses in our venture capital unit in the first quarter of this year compared to venture capital gains in the first quarter a year ago. Mitigating these losses were $10.3 million in investment gains in the first quarter of 2001 due to the sale of a company in which we have had an equity investment for many years.

Return on average assets was .42% for the three months ended March 31, 2001, compared to .80% for the same period a year ago. Return on average shareholders' equity was 5.81% for the three months ended March 31, 2001, compared to 13.72% for the three months ended March 31, 2000.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $47.0 million in the first quarter of 2001, a decrease of $3.5 million from the $50.5 million for the same quarter in 2000. The decrease was primarily due to a reduction in interest income, which was $9.6 million less than a year ago. Decreases in interest rates contributed to the decline, but decreases in average balances, primarily in the loan portfolio, were the primary reason. The decrease in net interest income was partially offset by a decrease in interest expense of $6.1 million, primarily attributable to decreases in average time deposits and other short-term borrowings.


NET INTEREST INCOME CHANGES (1)

                                                                                                        THREE MONTHS ENDED
                                                                                                     MARCH 31, 2001 VS 2000
                                                                                               ------------------------------------

(TAX-EQUIVALENT BASIS)                                                                             DUE TO      DUE TO       TOTAL
(IN THOUSANDS)                                                                                      RATE       VOLUME      CHANGE
===================================================================================================================================
Interest Income:
   Loans, Including Fees                                                                          $   (493)   $ (5,507)   $ (6,000)
   Securities Available for Sale                                                                    (1,232)     (1,126)     (2,358)
   Time Deposits with Other Banks                                                                      (38)       (474)       (512)
   Federal Funds Sold and Reverse
       Repurchase Agreements                                                                           (86)       (595)       (681)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                               (1,849)     (7,702)     (9,551)

Interest Expense:
   Interest-Bearing Deposits                                                                          (657)     (3,151)     (3,808)
   Repurchase Agreements and Other
      Short-Term Borrowings                                                                            275      (2,552)     (2,277)
   Long-Term Debt                                                                                        -           -           -
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                                (382)     (5,703)     (6,085)
===================================================================================================================================
Net Interest Income                                                                               $ (1,467)   $ (1,999)   $ (3,466)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                  THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                    MARCH 31, 2001                      MARCH 31, 2000
                                                           ------------------------------------------------------------------------

(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $2,908,229     $54,167        7.55% $3,180,822    $ 60,167        7.61%
  Securities Available for Sale (3)                          1,236,091      18,601        6.10   1,303,723      20,959        6.47
  Time Deposits with Other Banks                               354,832       5,077        5.80     384,768       5,589        5.84
  Federal Funds Sold and Reverse Repurchase Agreements         293,927       4,124        5.69     333,637       4,805        5.79
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             4,793,079      81,969        6.94   5,202,950      91,520        7.07

  Reserve for Loan Losses                                      (35,962)                            (41,518)
  Cash and Due from Banks                                      133,640                             144,671
  Other Assets                                                 476,092                             477,943
===================================================================================================================================
    Total Assets                                            $5,366,849                          $5,784,046

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,304,088     $26,457        3.25% $3,621,803    $ 30,265        3.36%
  Repurchase Agreements and Other Short-Term Borrowings        533,666       6,888        5.23     717,586       9,165        5.14
  Long-Term Debt                                                66,525       1,618        9.86      66,525       1,618        9.78
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       3,904,279      34,963        3.63   4,405,914      41,048        3.45

  Demand Deposits                                              634,874                             613,827
  Other Liabilities                                             86,427                              75,698
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         391,269                             338,607
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,366,849                          $5,784,046
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                           $47,006       3.00%                $ 50,472       3.32%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                  3.98%                               3.90%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.


NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2001, totaled $27.7 million, a decrease of $4.8 million from the $32.5 million for the same period a year ago. $7.9 million in venture capital investment losses at Riggs Capital Partners contributed significantly to the decrease, with smaller decreases in trust and investment advisory income. Venture capital gains for the first quarter of 2000 were $7.0 million. The venture capital losses were partially offset by a $10.3 million investment gain recognized as the result of the sale of a company in which we had an equity investment for many years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2001, was $56.5 million, an increase of $2.7 million from the $53.8 million reported for the three months ended March 31, 2000. This increase was due principally to the start-up costs of $1.9 million associated with our international private banking initiative. Start-up costs of $500 thousand associated with the formation of our second venture capital subsidiary, Riggs Capital Partners II, LLC, also contributed to the increase.


FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.20 billion at March 31, 2001, compared to $1.24 billion at year-end 2000 and $1.23 billion at March 31, 2000. The activity for the first three months included purchases of securities available for sale totaling $498.1 million, which were more than offset by maturities and calls, curtailments and sales of securities available for sale totaling $549.1 million. The weighted-average durations and yields for the portfolio, adjusted for anticipated prepayments, were approximately 2.9 years and 6.10%, respectively, at March 31, 2001. At March 31, 2000, the weighted-average durations and yields were 3.6 years and 5.99%, respectively.

Included in available for sale ("Other") securities at March 31, 2001, was 243,849 shares of Concord EFS Inc., at a fair value of $9.9 million. We recognized a gain of $10.3 million during the first quarter as a result of that company's acquisition of STAR Systems, Inc.

                                                               MARCH 31, 2001          MARCH 31, 2000         DECEMBER 31, 2000
                                                           ------------------------------------------------------------------------

                                                            AMORTIZED    MARKET/    AMORTIZED    MARKET/    AMORTIZED    MARKET/
AVAILABLE FOR SALE                                            COST     BOOK VALUE     COST     BOOK VALUE     COST     BOOK VALUE
===================================================================================================================================
(IN THOUSANDS)
U.S. Treasury Securities                                    $  229,731  $  227,537  $  289,117  $  274,793  $  313,609  $  309,117
Government Agencies Securities                                 409,253     410,573     436,016     431,259     375,388     374,836
Mortgage-Backed Securities                                     508,327     505,630     512,042     478,783     511,932     502,642
Other Securities                                                56,423      55,691      46,793      46,793      53,378      53,378
===================================================================================================================================
Total                                                       $1,203,734  $1,199,431  $1,283,968  $1,231,628  $1,254,307  $1,239,973


LOANS

At March 31, 2001, loans outstanding totaled $2.87 billion, decreasing from the March 31, 2000 and December 31, 2000 balances of $3.13 and $2.94 billion, respectively. The decreases were primarily in commercial and financial, residential mortgage and foreign loans from both prior periods. The majority of the decrease in commercial and financial loans from both prior periods was in syndicated loans. Syndicated loan commitments decreased $191.5 million from March 31, 2000 and $46.6 million from December 31, 2000, respectively. It is part of our strategy generally to no longer participate in these types of loans. These decreases were partially offset by increases in real estate-commercial/construction loans.

During the second quarter of 2000, we began originating mortgage loans for sale in the secondary market. At March 31, 2001, residential real estate loans originated and held for sale totaled $17.0 million. At December 31, 2000, these loans totaled $15.4 million, while there were no such loans at March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

                                                              MARCH 31,               MARCH 31,             DECEMBER 31,
(IN THOUSANDS)                                                  2001                    2000                    2000
=======================================================================================================================
Commercial and Financial                                    $  440,988              $  621,609              $  479,443
Real Estate - Commercial/Construction                          449,568                 428,746                 440,900
Residential Mortgage                                         1,153,648               1,211,855               1,168,243
Loans Available for Sale                                        17,027                       -                  15,433
Home Equity                                                    330,340                 322,564                 335,825
Consumer                                                        66,309                  68,917                  68,010
Foreign                                                        413,240                 483,219                 437,825
-----------------------------------------------------------------------------------------------------------------------
Total Loans                                                  2,871,120               3,136,910               2,945,679

Net Deferred Loan Fees,
 Premiums and Discounts                                         (4,676)                 (6,361)                 (4,941)
=======================================================================================================================
Loans                                                       $2,866,444              $3,130,549              $2,940,738


RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                              THREE MONTHS ENDED
                                                                                                                    MARCH 31,
                                                                                                           ------------------------

(IN THOUSANDS)                                                                                                2001        2000
===================================================================================================================================
Balance, January 1                                                                                            $ 36,197    $ 41,455
Provision for loan losses                                                                                          115         600

Loans charged-off                                                                                                1,728       4,659
   Less: Recoveries on charged-off loans                                                                           626         915
-----------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                                1,102       3,744

Foreign exchange translation adjustments                                                                          (392)        (74)
===================================================================================================================================
Balance, March 31                                                                                             $ 34,818    $ 38,237

At March 31, 2001, the reserve for loan losses was $34.8 million, a decrease of $3.4 million from the March 31, 2000 balance. In the first quarter of 2001, our domestic reserve needs were reduced by $3.4 million, primarily due to the sale, at par value, of a $25 million loan previously classified as non-performing. However, we provided approximately $3.5 million for loan losses primarily associated with a single loan at our London operations.


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $14.4 million at March 31, 2001, a $22.7 million decrease from the year-end 2000 total of $37.2 million and a $27.7 million decrease from the March 31, 2000 total of $42.1 million. The decrease in nonperforming assets from both periods was mainly due to the aforementioned sale of a $25.0 million nonaccrual loan. From year-end 2000, the decrease was partially offset by the addition of a $3.3 million nonaccrual loan at our London operation in the first quarter of 2001. From March 31, 2000, additional decreases were due to charge-offs of $3.7 million on two domestic and two London based loans. These additional decreases were partially offset by the addition of two London loans to nonaccrual in the third quarter of 2000. Balances for these loans totaled $843 thousand at March 31, 2001.

As a result of the sale of the $25.0 million loan, the reserve needs for domestic loan losses were reduced by approximately $3.4 million, although it was more than offset by a $3.5 million provision for loan losses associated with the $3.3 million London loan. The assigned reserve for loan losses for impaired loans was $4.4 million at March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans decreased $2.0 million during the first three months of 2001 to $9.1 million, while potential problem loans decreased $6.1 million during the same period. The decrease in potential problem loans resulted from the removal of two loans previously considered potential problems at December 31, 2000 at our London operations. One loan in the amount of $4.0 million was upgraded, while the second, for $4.5 million, was placed on nonaccrual.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                             MARCH 31,               MARCH 31,              DECEMBER 31,
(IN THOUSANDS)                                                2001                     2000                    2000
=======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                          $ 12,535                $ 40,014                $ 35,185
Renegotiated Loans                                                 766                   1,212                     853
Other Real Estate Owned, Net                                     1,133                     908                   1,133
=======================================================================================================================
Total Nonperforming Assets                                    $ 14,434                $ 42,134                $ 37,171

PAST-DUE LOANS (2)                                            $  9,078                $  8,487                $ 11,119

POTENTIAL PROBLEM LOANS                                       $  2,674                $  1,381                $  8,728

(1)Loans (other than consumer) that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.
(2)Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.


DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.04 billion at March 31, 2001, a decrease of $38.2 million from the December 31, 2000 total of $4.08 billion, and a decrease of $143.1 million from the March 31, 2000 deposit total of $4.18 billion. For both periods, deposits decreased in time deposits in domestic and foreign offices accounts. Balances in savings and NOW accounts and money market accounts fluctuated. Demand deposits decreased as balances were swept into money market accounts.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $138.1 million from the year-end 2000 balance, and $143.4 million from the March 31, 2000 balance. The decrease from March 31, 2000 reflects $200 million in advances from the Federal Home Loan Bank of Atlanta (FHLB), which was called in the second quarter of last year. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

                                                             MARCH 31,               MARCH 31,              DECEMBER 31,
(IN THOUSANDS)                                                 2001                    2000                    2000
=======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings        $ 444,758               $ 588,173               $ 582,832

Subordinated Debentures due 2009                                66,525                  66,525                  66,525
=======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt               $ 511,283               $ 654,698               $ 649,357

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). At March 31, 2001, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.12 billion (39% of total assets). This compares with $2.16 billion (39%) at December 31, 2000, and $2.05 billion (36%) at March 31, 2000. At March 31, 2001, $810.7 million of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $971.4 million at December 31, 2000, and $913.2 million at March 31, 2000.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term revolving credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, we have a line of credit available through our membership in the FHLB. At March 31, 2001, December 31, 2000, and March 31, 2000, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.33 billion, $1.34 billion, and $1.58 billion, respectively. At March 31, 2001, December 31, 2000, and March 31, 2000, the amounts outstanding under these lines were $18.9 million, $17.9 million, and $218.2 million, respectively.


SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Total shareholders' equity at March 31, 2001, was $391.8 million, an increase of $9.1 million from year-end 2000 and $38.7 million from a year ago. The increase from year-end was primarily the result of net income of $5.6 million and a reduction in unrealized securities losses of $6.5 million, after tax. The increase from March 31, 2000 was primarily the result of net income of $15.7 million, and a reduction in unrealized securities losses of $31.2 million. For more information on our securities portfolio, see the discussion under "Securities" in the Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Book value per common share was $13.77 as of March 31, 2001, compared to $13.48 at year-end 2000 and $12.47 at March 31, 2000. The increases in book value from March 31st and year-end 2000 were primarily the result of the net income and net unrealized securities gains described in the preceding paragraph.

Following are our capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) at March 31, 2001 and 2000, and December 31, 2000.

                                                                                      MARCH 31,   MARCH 31,  DECEMBER 31,  REQUIRED
                                                                                        2001        2000        2000       MINIMUMS
===================================================================================================================================
RIGGS NATIONAL CORPORATION:
     Tier I                                                                              16.60%      14.91%      15.92%       4.00%
     Combined Tier I and Tier II                                                         26.80       24.46       25.87        8.00
     Leverage                                                                             9.69        8.74        9.47        4.00

RIGGS BANK N.A.:
     Tier I                                                                              14.68       13.55       13.99        4.00
     Combined Tier I and Tier II                                                         15.86       14.72       15.18        8.00
     Leverage                                                                             8.70        8.06        8.44        4.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks, such as credit risk, are discussed in our Annual Report on Form 10-K. We have determined that interest-rate risk has a material impact on our financial performance, and as such we have established the Asset/Liability Committee ("ALCO") to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO's view of both current and prospective market and economic conditions.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of March 31, 2001 and 2000 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                                             MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2001
===================================================================================================================================
                                                                       SIMULATED IMPACT OVER                SIMULATED IMPACT OVER
                                                                         NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (2.2)%       0.1%                   (1.3)%      (2.1)%

  Net Interest Income Increase/(Decrease)                                 $ (4,240)      $ 158                $ (7,496)  $ (12,369)


                                                                             MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2000
===================================================================================================================================
                                                                  SIMULATED IMPACT OVER                    SIMULATED IMPACT OVER
                                                                         NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (0.8)%       4.3%                   (3.0)%      4.8%

  Net Interest Income Increase/(Decrease)                                 $ (1,523)    $ 7,782               $ (16,990)   $ 27,446

(1) Key Assumptions:
Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:
1. Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2. Interest rate scenarios which are generated by ALCO for the "most likely" scenario and are dictated by ALCO's policy for the alternative scenarios.
3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4. Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to
do so.   Prepayment assumptions for mortgage products are derived from accepted industry sources.
5. Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6. Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

At March 31, 2001, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 3%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 3%. The results of the simulation for March 31, 2001, indicated that we were "liability sensitive" over the 12 month time horizon. Over the 36-month time horizon, we were "liability sensitive" in a rising rate environment, and "asset sensitive" in a declining rate environment due to floors on deposit rates. We were within guidelines for interest rates moving significantly in either direction.

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


COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities at March 31, 2001 and 2000, and December 31, 2000 are detailed in the tables below, including the notional amounts of all derivatives whose fair values are included in the consolidated financial statements. At March 31, 2001, our financial derivative instruments included five pay fixed, receive floating swaps and three basis swaps with a total notional amount of $141.5 million. These agreements were contracted in October 1999, December 1999, January 2000 and July 2000.

We had 24 swaps at Riggs Bank Europe Limited, our London-based banking subsidiary, with a total notional amount of $81.3 million that entail the payment of a blended 6.44% fixed rate and the receipt of a floating rate equal to six-month LIBOR. These swaps have varying maturities extending until 2005 and are entered into for the purpose of converting fixed rate loans to variable.

As a result of Riggs Capital Partners venture capital investment activity, we had venture capital commitments of $21.2 million at March 31, 2001 of which $289 thousand were less than one year.

                                                                             CONTRACTUAL OR NOTIONAL VALUE
                                                           ------------------------------------------------------------

                                                              MARCH 31,               MARCH 31,             DECEMBER 31,
                                                                2001                    2000                    2000
=======================================================================================================================
Commitments to Extend Credit                                  $954,129               $ 928,800              $1,009,025

Venture Capital Commitments                                     23,076                  22,102                  22,622

Letters of Credit                                              133,579                 130,896                 153,112

Derivative Instruments:
            Foreign Exchange Contracts:
                 Commitments to Purchase                      $ 28,348               $ 100,138              $   44,740
                 Commitments to Sell                           239,465                 301,350                 231,510
                 Futures                                             -                   1,932                       -
            Interest Rate Agreements
                       Swaps                                   222,776                 104,689                 229,854
                       Purchased Options                             -                     623                       -

Our interest rate agreement activity for the three months ended March 31, 2001, is as follows:

                                                                            BALANCE                                        BALANCE
                                                                          DECEMBER 31,                                     MARCH 31,
                                                                            2000      ADDITIONS  MATURITIES  TERMINATIONS    2001
===================================================================================================================================
Interest Rate Agreements:
     Receive variable/pay fixed                                           $ 41,500     $     -     $     -         $ -    $ 41,500
     Basis swaps                                                           100,000           -           -           -     100,000
     Riggs Bank Europe Limited                                              88,354       2,847       9,925           -      81,276
===================================================================================================================================
Total                                                                     $229,854     $ 2,847     $ 9,925         $ -    $222,776

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)         Exhibits

                        The exhibits listed on page 23 are incorporated by reference or filed herewith in response to this item.


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


                           RIGGS NATIONAL CORPORATION


Date:                May 11, 2001                  /s/ TIMOTHY C. COUGHLIN
                     ------------                  -----------------------
                                                       Timothy C. Coughlin
                                                           President



Date:                May 11, 2001                   /s/ STEVEN T. TAMBURO
                     ------------                   ---------------------
                                                        Steven T. Tamburo
                                                            Treasurer
                                                    (Chief Financial Officer)

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
            333-26447.)

      (10.1)Time Sharing Agreement for lease of Gulfstream V by Perpetual
            Corporation/Lazy Lane Farms, Inc. and Allbritton Communications
            Company                                                                                                       24-29

      (10.2)First Amendment dated March 28, 2001 to Amended Joe L. Allbritton
            Employment Agreement                                                                                            30

      (10.3)Description of the 2001 General Incentive Plan                                                                31-35


(Exhibits omitted are not required or not applicable.)