Form 10-Q
period 2001-06-30
RIGGS NATIONAL CORP
filed 2001-08-10
CIK 350847

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2001


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
                                                         -    -

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                              28,493,321
-----------------------------                              ----------
      (Title of Class)                            (Outstanding at July 31, 2001)

                       RIGGS NATIONAL CORPORATION

                          TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Financial Statements-Unaudited

             Consolidated Statements of Income
             Three and six months ended June 30, 2001 and 2000                 3

             Consolidated Statements of Condition
             June 30, 2001 and 2000, and December 31, 2000                     4

             Consolidated Statements of Changes in Shareholders' Equity
             Six months ended June 30, 2001 and 2000                           5

             Consolidated Statements of Cash Flows
             Six months ended June 30, 2001 and 2000                           6

             Notes to the Consolidated Financial Statements                 7-14

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15-22

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     23-25


PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings                                                26

Item 2.      Change in Securities                                             26

Item 3.      Defaults Upon Senior Securities                                  26

Item 4.      Submission of Matters to a Vote of Security Holders              26

Item 5.      Other Information                                                27

Item 6.      Exhibits and Reports on Form 8-K                                 27

Signatures                                                                    27

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
(UNAUDITED)                                                                                JUNE 30,                JUNE 30,
                                                                                   ------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              2001        2000        2001        2000
===================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                          $ 51,775    $ 59,368   $ 105,362   $ 118,716
  Interest and Dividends on Securities Available for Sale                               16,885      19,578      35,486      39,917
  Interest on Time Deposits with Other Banks                                             3,617       5,507       8,694      11,096
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                       4,626       5,359       8,750      10,164
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                 76,903      89,812     158,292     179,893
INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                             428         562         937       1,188
      Money Market Deposit Accounts                                                      6,864       9,969      15,537      19,467
      Time Deposits in Domestic Offices                                                  7,570      10,864      16,502      23,106
      Time Deposits in Foreign Offices                                                   7,691       9,454      16,034      17,353
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                            22,553      30,849      49,010      61,114
-----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                              4,281       8,612      11,169      17,777
      Long-Term Debt                                                                     1,618       1,618       3,236       3,236
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                             5,899      10,230      14,405      21,013
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                                28,452      41,079      63,415      82,127
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                   48,451      48,733      94,877      97,766
  Less:  Provision for Loan Losses                                                           -         403         115       1,003
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                   48,451      48,330      94,762      96,763

NONINTEREST INCOME
  Trust and Investment Advisory Income                                                  13,349      13,864      26,013      27,462
  Service Charges and Fees                                                              11,022      10,442      21,359      20,050
  Venture Capital Investment Gains (Losses), Net                                        (5,991)      5,579     (13,877)     12,616
  Other Noninterest Income                                                               2,890       2,377       5,108       4,365
  Securities Gains, Net                                                                    997          11      11,385         321
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                              22,267      32,273      49,988      64,814

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                        26,406      24,756      52,315      49,284
  Occupancy, Net                                                                         5,142       4,972      10,377       9,903
  Data Processing Services                                                               5,188       5,237      10,775      10,437
  Furniture and Equipment                                                                2,780       2,974       5,865       6,033
  Other Real Estate Owned (Income) Expense, Net                                            (50)         14        (200)        (23)
  Other Noninterest Expense                                                             17,696      17,663      34,549      33,826
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                             57,162      55,616     113,681     109,460
-----------------------------------------------------------------------------------------------------------------------------------
  Income before Taxes, Minority Interest and Extraordinary Loss                         13,556      24,987      31,069      52,117
  Applicable Income Tax Expense                                                          4,408       8,915      11,392      18,555
  Minority Interest in Income of Subsidiaries, Net of Taxes                              4,960       5,742       9,883      11,680
===================================================================================================================================
  Net Income                                                                          $  4,188    $ 10,330   $   9,794   $  21,882

EARNINGS PER SHARE-     Basic                                                         $   0.15    $   0.36   $    0.34   $    0.77
                        Diluted                                                           0.14        0.36        0.34        0.77

DIVIDENDS DECLARED AND PAID PER SHARE                                                 $   0.05    $   0.05   $    0.10   $    0.10


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)                                                                            JUNE 30,    JUNE 30,  DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                     2001        2000        2000
=======================================================================================================================
ASSETS
  Cash and Due from Banks                                                           $  151,174  $  147,108  $  156,075
  Federal Funds Sold and Reverse Repurchase Agreements                                 429,000     398,000     395,000
-----------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                      580,174     545,108     551,075

  Time Deposits with Other Banks                                                       326,333     326,029     365,901
  Securities Available for Sale (at Market Value)                                    1,131,895   1,310,150   1,239,973
  Venture Capital Investments                                                           68,723      76,266      83,734

  Loans                                                                              2,929,381   3,140,441   2,940,738
  Reserve for Loan Losses                                                              (34,111)    (37,036)    (36,197)
-----------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                    2,895,270   3,103,405   2,904,541

  Premises and Equipment, Net                                                          196,325     200,597     200,455
  Other Assets                                                                         197,402     231,216     208,793
=======================================================================================================================
  Total Assets                                                                      $5,396,122  $5,792,771  $5,554,472

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                               $  594,736  $  653,968  $  676,405
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                         276,093     326,012     315,375
      Money Market Deposit Accounts                                                  1,667,092   1,661,356   1,694,705
      Time Deposits in Domestic Offices                                                721,541     876,094     785,318
      Time Deposits in Foreign Offices                                                 728,492     734,934     604,174
-----------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                    3,393,218   3,598,396   3,399,572
-----------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                     3,987,954   4,252,364   4,075,977

  Repurchase Agreements and Other Short-Term Borrowings                                442,558     636,377     582,832
  Other Liabilities                                                                    160,356     124,430      96,392
  Long-Term Debt                                                                        66,525      66,525      66,525
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  4,657,393   5,079,696   4,821,726

GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  JUNIOR
  SUBORDINATED  DEFERRABLE  INTEREST  DEBENTURES                                       350,000     350,000     350,000
=======================================================================================================================
SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at June 30, 2001 and 2000, and
         December 31, 2000
      Shares Issued - 31,775,785 at June 30, 2001, 31,651,464 at
         June 30, 2000 and 31,701,464 at December 31, 2000                              79,440      79,129      79,254
  Surplus                                                                              162,918     161,744     162,206
  Retained Earnings                                                                    233,565     229,734     226,616
  Accumulated Other Comprehensive Loss                                                 (15,837)    (36,175)    (13,973)
  Treasury Stock - 3,300,798 shares at June 30, 2001 and 2000, and
         December 31, 2000                                                             (71,357)    (71,357)    (71,357)
-----------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                           388,729     363,075     382,746
=======================================================================================================================
  Total Liabilities and Shareholders' Equity                                        $5,396,122  $5,792,771  $5,554,472


RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                             COMMON                              ACCUMULATED
                                                              STOCK                                 OTHER                  TOTAL
                                                              $2.50                 RETAINED   COMPREHENSIVE  TREASURY SHAREHOLDERS'
                                                               PAR       SURPLUS    EARNINGS   INCOME (LOSS)    STOCK      EQUITY
===================================================================================================================================
Balance, December 31, 1999                                    $ 79,039    $161,439   $ 210,682   $ (42,090)  $ (71,357)  $ 337,713
Comprehensive Income:
   Net Income                                                                           21,882                              21,882
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                                7,684                   7,684
    Foreign Exchange
      Translation Adjustments                                                                       (1,769)                 (1,769)
                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                           5,915
                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                           27,797

Issuance of Common Stock for
  Stock Option Plans-33,000 Shares                                  90         305                                             395

Cash Dividends -
  Common Stock, $.10 per Share                                                          (2,830)                             (2,830)
===================================================================================================================================
Balance, June 30, 2000                                        $ 79,129    $161,744   $ 229,734   $ (36,175)  $ (71,357)  $ 363,075

Balance, December 31, 2000                                    $ 79,254    $162,206   $ 226,616   $ (13,973)  $ (71,357)  $ 382,746
Comprehensive Income:
   Net Income                                                                            9,794                               9,794
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                                1,359                   1,359
    Unrealized Gain (Loss) on Derivatives,
      Net of Reclassification Adjustments                                                           (1,731)                 (1,731)
    Foreign Exchange
      Translation Adjustments                                                                       (1,492)                 (1,492)
                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          (1,864)
                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                            7,930

Issuance of Common Stock for
  Stock Option Plans-74,321 Shares                                 186         712                                             898

Cash Dividends -
  Common Stock, $.10 per Share                                                          (2,845)                             (2,845)
===================================================================================================================================
Balance, June 30, 2001                                        $ 79,440    $162,918   $ 233,565   $ (15,837)  $ (71,357)  $ 388,729

(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
                                                                                                                SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                           ------------------------
                                                                                                              2001        2000
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                  $    9,794    $ 21,882
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                                     115       1,003
     Unrealized Losses (Gains) on Venture Capital Investments                                                   19,768     (10,493)
     Gains on Sale of Venture Capital Investments                                                               (5,894)     (2,122)
     Depreciation Expense and Amortization of Leasehold Improvements                                             7,516       6,884
     Gains on Sale of Securities Available for Sale                                                            (11,385)       (321)
     Gains on Sales of OREO Properties                                                                             (57)          -
     Decrease (Increase) in Other Assets                                                                        10,433      (7,219)
     Increase in Other Liabilities                                                                              17,629      30,301
-----------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                             38,125      18,033
-----------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                                     47,919      39,915
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                                39,568      87,499
  Principal Collections and Maturities of Securities Available for Sale                                      1,784,808     593,201
  Proceeds from Sales of Securities Available for Sale                                                          89,430     207,942
  Purchases of Securities Available for Sale                                                                (1,708,079)   (783,514)
  Purchases of Venture Capital Investments                                                                      (8,429)    (27,790)
  Proceeds from Sale of Venture Capital Investments                                                              9,566       3,664
  Net Decrease in Loans                                                                                          9,679      56,547
  Net Increase in Premises and Equipment                                                                        (3,386)     (4,641)
  Other, Net                                                                                                      (241)       (429)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                                                      212,916     132,479
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                                    (148,564)     27,592
    Time Deposits                                                                                               60,541      49,439
    Repurchase Agreements and Other Short-Term Borrowings                                                     (140,274)   (195,825)
  Proceeds from the Issuance of Common Stock                                                                       898         395
  Dividend Payments - Common                                                                                    (2,845)     (2,830)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                                                         (230,244)   (121,229)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                                 (1,492)     (1,769)
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                                       29,099      49,396
Cash and Cash Equivalents at Beginning of Period                                                               551,075     495,712
===================================================================================================================================
Cash and Cash Equivalents at End of Period                                                                  $  580,174    $545,108

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Trade Dated Securities Included in Other Liabilities                                                      $   54,762    $ 25,753

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                                 $   64,894    $ 82,378
  Income Tax Payments                                                                                               57       1,102

 RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.     BASIS OF PRESENTATION

The interim financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States which have been applied on a consistent basis. In our opinion these interim financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for all of 2001. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

NOTE 2.     EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                        JUNE 30, 2001           JUNE 30, 2000
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================
Net Income Available to Common Shareholders                                            $ 4,188     $ 4,188    $ 10,330    $ 10,330

Weighted-Average Shares Outstanding                                                 28,458,875  28,458,875  28,331,857  28,331,857
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     495,904         n/a     219,217
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,458,875  28,954,779  28,331,857  28,551,074


Basic EPS                                                                              $   .15                $    .36
Diluted EPS                                                                                        $   .14                $    .36


                                                                                      SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                                        JUNE 30, 2001           JUNE 30, 2000
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================
Net Income Available to Common Shareholders                                            $ 9,794     $ 9,794    $ 21,882    $ 21,882

Weighted-Average Shares Outstanding                                                 28,448,673  28,448,673  28,323,744  28,323,744
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     423,901         n/a     105,109
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,448,673  28,872,574  28,323,744  28,428,853

Basic EPS                                                                              $   .34                $    .77
Diluted EPS                                                                                        $   .34                $    .77



NOTE 3.     OTHER COMPREHENSIVE INCOME

OTHER COMPREHENSIVE INCOME (LOSS)                                                                  BEFORE -      TAX
                                                                                                     TAX      (EXPENSE)  NET-OF-TAX
                                                                                                   AMOUNT      BENEFIT     AMOUNT
===================================================================================================================================
SIX MONTHS ENDED JUNE 30, 2001:
Foreign Currency Translation Adjustments                                                          $ (2,295)    $   803    $ (1,492)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                            2,168        (759)      1,409
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                          (77)         27         (50)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                      2,091        (732)      1,359
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                           (2,663)        932      (1,731)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     (2,663)        932      (1,731)
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $ (2,867)    $ 1,003    $ (1,864)


SIX MONTHS ENDED JUNE 30, 2000:
Foreign Currency Translation Adjustments                                                          $ (2,722)    $   953    $ (1,769)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           12,142      (4,249)      7,893
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                         (321)        112        (209)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     11,821      (4,137)      7,684
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                                -           -           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                          -           -           -
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $  9,099     $(3,184)   $  5,915




ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                                     FOREIGN   UNREALIZED  UNREALIZED  ACCUMULATED
                                                                                    CURRENCY   GAIN (LOSS) GAIN (LOSS)    OTHER
                                                                                   TRANSLATION     ON          ON      COMPREHENSIVE
                                                                                   ADJUSTMENTS SECURITIES  DERIVATIVES INCOME (LOSS)
===================================================================================================================================
SIX MONTHS ENDED JUNE 30, 2001:
Balance, December 31, 2000                                                            $ (4,657)   $ (9,316)    $     -   $ (13,973)
Current-Period Change                                                                   (1,492)      1,359      (1,731)     (1,864)
===================================================================================================================================
Balance, June 30, 2001                                                                $ (6,149)   $ (7,957)    $(1,731)  $ (15,837)

SIX MONTHS ENDED JUNE 30, 2000:
Balance, December 31, 1999                                                            $ (2,597)   $(39,493)    $     -   $ (42,090)
Current-Period Change                                                                   (1,769)      7,684           -       5,915
===================================================================================================================================
Balance, June 30, 2000                                                                $ (4,366)   $(31,809)    $     -   $ (36,175)

NOTE 4: SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services, such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes our Washington, D.C.- based embassy banking business, our London-based banking subsidiary, Riggs Bank Europe Limited (RBEL), and our Berlin branch (a subsidiary of RBEL). The International Banking segment also includes the part of our private-client services division based in London-Riggs & Company International, Limited. Riggs & Company is our private client services division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our company, and of our investment portfolio. Riggs Capital Partners represents our venture capital subsidiaries, which initially invest in privately-held and hold equities in both privately-held and publicly-owned growth companies. "Other" consists of our unallocated parent-company income and expense, net interest income from unallocated equity and foreclosed real estate activities.

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

===================================================================================================================================
THREE MONTHS                                                                            RIGGS                               RIGGS
ENDED                                           INTERNATIONAL  RIGGS &                 CAPITAL                             NATIONAL
JUNE 30, 2001                         BANKING      BANKING     COMPANY    TREASURY    PARTNERS    OTHER   RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   45,234   $  11,593    $  1,223  $   31,388    $    140   $  10,490
Interest Expense                        13,217      15,294       1,821      10,008           -      10,671
Funds Transfer Income (Expense)           (431)     13,381       3,652     (21,773)        (12)      5,183
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        31,586       9,680       3,054        (393)        128       5,002
Provision for Loan Losses                    -           -           -           -           -           -
Tax Equivalent Adjustment                 (606)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   30,980   $   9,680    $  3,054  $     (393)   $    128   $   5,002 $         -  $   48,451
                                    -----------------------------------------------------------------------------------------------
NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,664   $   1,464    $ 14,112  $      840    $ (5,991)  $   1,178
Intersegment Noninterest Income            837       1,866         607           -           -         612
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   11,501   $   3,330    $ 14,719  $      840    $ (5,991)  $   1,790 $    (3,922) $   22,267
                                    -----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Depreciation and Amortization       $    1,068   $     350    $    216  $        4    $      7   $   2,319
Direct Expense                          17,814       9,809       9,505         989       1,045      17,959
Overhead and Support                    12,856       3,110       2,406         550          76     (18,999)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   31,738   $  13,269    $ 12,127  $    1,543    $  1,128   $   1,279 $    (3,922) $   57,162
                                    -----------------------------------------------------------------------------------------------
Income (Loss) Before Taxes and
  Minority Interest                 $   10,743   $    (259)   $  5,646  $   (1,096)   $ (6,991)  $   5,513 $         -  $   13,556
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,723,818   $ 837,466    $ 94,324  $2,480,263    $ 87,841   $ 878,564 $(1,745,693) $5,356,583
===================================================================================================================================

===================================================================================================================================
THREE MONTHS                                                                          RIGGS                                 RIGGS
ENDED                                          INTERNATIONAL   RIGGS &                CAPITAL                              NATIONAL
JUNE 30, 2000                        BANKING     BANKING       COMPANY    TREASURY   PARTNERS     OTHER   RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   49,799   $  15,938   $   1,493 $    37,278    $      -   $  11,901
Interest Expense                        15,253      21,520       2,769      14,429           -      13,146
Funds Transfer Income (Expense)         (3,050)     14,599       4,146     (20,421)         93       4,633
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        31,496       9,017       2,870       2,428          93       3,388
Provision for Loan Losses                    -        (403)          -           -           -           -
Tax Equivalent Adjustment                 (559)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   30,937   $   8,614   $   2,870 $     2,428    $     93   $   3,388 $         -  $   48,330
                                    -----------------------------------------------------------------------------------------------
NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,153   $     996   $  14,589 $       846    $  5,579   $     110
Intersegment Noninterest Income            892         983          45           -           -         808
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   11,045   $   1,979   $  14,634 $       846    $  5,579   $     918 $    (2,728) $   32,273
                                    -----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Depreciation and Amortization       $    1,890   $     245   $     225 $         4    $      5   $   2,221
Direct Expense                          17,083       7,355       9,427       1,022         530      18,337
Overhead and Support                    13,401       3,128       3,061         455          22     (20,067)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   32,374   $  10,728   $  12,713 $     1,481    $    557   $     491 $    (2,728) $   55,616
                                    -----------------------------------------------------------------------------------------------
Income (Loss) Before Taxes and
  Minority Interest                 $    9,608   $    (135)  $   4,791 $     1,793    $  5,115   $   3,815 $         -  $   24,987
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,795,051   $ 927,655   $ 107,253 $ 2,380,600    $ 70,745   $ 942,014 $(1,564,941) $5,658,377
===================================================================================================================================

===================================================================================================================================
SIX MONTHS                                                                             RIGGS                               RIGGS
ENDED                                          INTERNATIONAL   RIGGS &                 CAPITAL                            NATIONAL
JUNE 30, 2001                        BANKING     BANKING       COMPANY    TREASURY    PARTNERS     OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   91,005   $  25,170    $  2,529  $   65,422    $    245   $  21,615
Interest Expense                        29,297      32,826       4,915      20,794           -      22,040
Funds Transfer Income (Expense)          2,205      26,579       8,609     (47,853)         92      10,368
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        63,913      18,923       6,223      (3,225)        337       9,943
Provision for Loan Losses                3,444      (3,559)          -           -           -           -
Tax Equivalent Adjustment               (1,237)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   66,120   $  15,364    $  6,223  $   (3,225)   $    337   $   9,943 $         -  $   94,762
                                    -----------------------------------------------------------------------------------------------
NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   21,011   $   1,961    $ 27,498  $    1,882    $(13,877)  $  11,513
Intersegment Noninterest Income          1,682       3,610       1,252           -           -       1,282
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   22,693   $   5,571    $ 28,750  $    1,882    $(13,877)  $  12,795 $    (7,826) $   49,988
                                    -----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Depreciation and Amortization       $    2,137   $     697    $    424  $        8    $     14   $   4,615
Direct Expense                          34,089      19,618      19,317       1,974       5,049      33,566
Overhead and Support                    26,142       6,421       5,005       1,152         190     (38,911)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   62,368   $  26,736    $ 24,746  $    3,134    $  5,253   $    (730)$    (7,826) $  113,681
                                    -----------------------------------------------------------------------------------------------
Income (Loss) Before Taxes and
  Minority Interest                 $   26,445   $  (5,801)   $ 10,227  $   (4,477)   $(18,793)  $  23,468 $         -  $   31,069
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,692,797   $ 849,759    $ 94,752  $2,409,658    $ 90,583   $ 873,312 $(1,648,845) $5,362,016
===================================================================================================================================

===================================================================================================================================
SIX MONTHS                                                                            RIGGS                               RIGGS
ENDED                                          INTERNATIONAL   RIGGS &               CAPITAL                            NATIONAL
JUNE 30, 2000                        BANKING     BANKING       COMPANY  TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   98,750   $  31,957   $   2,947  $   74,799    $      -   $  23,729
Interest Expense                        29,151      41,328       5,854      29,597           -      27,361
Funds Transfer Income (Expense)         (7,520)     27,481       8,751     (38,480)        145       9,623
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        62,079      18,110       5,844       6,722         145       5,991
Provision for Loan Losses                 (300)       (703)          -           -           -           -
Tax Equivalent Adjustment               (1,125)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   60,654   $  17,407   $   5,844  $    6,722    $    145   $   5,991 $         -  $   96,763
                                    -----------------------------------------------------------------------------------------------
NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   19,670   $   2,030   $  28,624  $    1,783    $ 12,616   $      91
Intersegment Noninterest Income          1,778       2,070         132           1           -       1,608
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   21,448   $   4,100   $  28,756  $    1,784    $ 12,616   $   1,699 $    (5,589) $   64,814
                                    -----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Depreciation and Amortization       $    3,782   $     489   $     444  $        9    $     10   $   4,426
Direct Expense                          33,366      14,649      18,276       2,039       1,052      36,509
Overhead and Support                    26,149       6,260       6,241         852          39     (39,543)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   63,297   $  21,398   $  24,961  $    2,900    $  1,101   $   1,392 $    (5,589) $  109,460
                                    -----------------------------------------------------------------------------------------------
Income (Loss) Before Taxes and
  Minority Interest                 $   18,805   $     109   $   9,639  $    5,606    $ 11,660   $   6,298 $         -  $   52,117
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,804,332   $ 944,652   $ 103,316  $2,438,887    $ 60,854   $ 941,686 $(1,572,515) $5,721,212
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

Accounting for Derivatives

All derivatives are recognized on the Consolidated Statements of Condition at fair value. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash-flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge, are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income.

When entering into hedging transactions, we document the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. This process links all derivatives that are designated fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Statements of Condition. We assess, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

We discontinue hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair values or cash flows of a hedged item, (2) the derivative matures or is sold, terminated or exercised, or (3) the derivative is dedesignated as a hedge instrument.

When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the Consolidated Statements of Condition at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we will continue to carry the derivative on the Consolidated Statements of Condition at its fair value and any gains or losses accumulated in Other Comprehensive Income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at fair value with changes in fair value recognized in income.

Fair-Value Hedges

We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in market interest rates.

For the quarter ended June 30, 2001, we recognized a net loss of $71 thousand which represented the ineffective portion of all fair value hedges, and for the six months ended June 30, 2001, we recognized a net loss of $93 thousand. These amounts are included in Other Noninterest Income in the Consolidated Statements of Income.

Cash-Flow Hedges

We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency.

For the quarter and for the six months ended June 30, 2001, there was no impact to Other Noninterest Income in the Consolidated Statements of Income for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line item in the Consolidated Statements of Income in which the income or expense related to the hedged item is recorded. As of June 30, 2001, $277 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months. The maximum term over which we are hedging our exposure to the variability of cash flows was 48 months as of June 30, 2001.

Hedges of Net Investments in Foreign Operations

We use forward exchange contracts to hedge substantially all of our net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. As of June 30, 2001, $577 thousand of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income.

Other

As of June 30, 2001, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $619 thousand and they are marked to market through current period earnings.


NOTE 6: NEW FINANCIAL ACCOUNTING STANDARDS

SFAS No. 141, "Business Combinations," was issued in June 2001. SFAS No. 141 requires corporations to account for business combinations using the purchase method. The Statement also requires that intangible assets resulting from a business combination, if they can be identified and result from contractual or other legal rights, be recognized as assets apart from goodwill. Two criteria, the contractual-legal criterion or the separability criterion, must be met before separate recognition can occur. Finally, the Statement requires disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. Implementation of SFAS No. 141 applies to all business combinations we initiate after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 discontinues amortization of intangible assets unless they have finite useful lives. Instead, intangible assets will be tested at least annually for impairment by comparing their fair values with their recorded amounts. The Statement also requires disclosure about the changes in the carrying amounts of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. SFAS No. 142 is required to be implemented starting with fiscal years beginning after December 15, 2001, therefore we will discontinue the amortization of goodwill beginning on January 1, 2002. Goodwill totaled $7.0 million as of June 30, 2001. For the six months ended June 30, 2001, amortization expense was $322 thousand. For comparative purposes, goodwill amortization expense was $322 thousand and $645 thousand for the six and twelve months ended June 30, 2000.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB 102 represents the SEC staff's views on the development, documentation and application of a systematic methodology for determining the required allowance for loan losses. We do not anticipate any significant impact on either the way we determine the adequacy of our allowance for loan losses or future provisions for loan losses as a result of SAB 102.

RIGGS NATIONAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We recorded net income of $4.2 million, or $.14 per diluted share, for the second quarter of 2001, compared to $10.3 million, or $.36 per diluted share, in the second quarter of 2000. The decrease resulted primarily from losses in our venture capital segment of $6.0 million in the second quarter of this year compared to $5.6 million in venture capital gains in the second quarter a year ago. These losses were partially offset by a $1.2 million gain from the settlement of a significant estate and an additional $1.0 million in investment gains on the sale of our investment in Concord EFS, Inc., an ATM network exchange company. We had already recorded $10.3 million in investment gains on the investment in Concord EFS, Inc. in the first quarter of this year.

For the six months ended June 30, 2001, we had net income of $9.8 million, or $.34 per diluted share, compared with net income of $21.9 million, or $.77 per diluted share, for the first half of 2000. Venture capital losses totaled $13.9 million, compared to $12.6 million in venture capital gains for the first six months of 2000. The 2001 losses were partially offset by $11.3 million in gains from the sale of our Concord EFS, Inc. investment.

Return on average assets was .31% and .37% for the three and six months ended June 30, 2001, compared to .73% and .77% for the same periods a year ago. Return on average shareholders' equity was 4.31% and 5.05% for the three and six months ended June 30, 2001, and 11.88% and 12.78% for the three and six months ended June 30, 2000.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $49.1 million in the second quarter of 2001, a decrease of $235 thousand from the $49.3 million for the same quarter in 2000. For the six months ended June 30, 2001, net interest income was $96.1 million, a $2.8 million decrease from the $98.9 million recorded for the first six months of 2000. The decrease was primarily due to a reduction in interest income, which was $21.5 million less than a year ago. Decreases in interest rates contributed to the decline, but decreases in average balances, primarily in the loan portfolio, were the primary reason. The decrease in interest income was partially offset by a decrease in interest expense of $18.7 million, primarily attributable to decreases in rates paid on time deposits and other short-term borrowings.

NET INTEREST INCOME CHANGES (1)
                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30, 2001 VS 2000               JUNE 30, 2001 VS 2000
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS)                                       DUE TO      DUE TO       TOTAL      DUE TO      DUE TO       TOTAL
(IN THOUSANDS)                                                RATE       VOLUME      CHANGE       RATE       VOLUME      CHANGE
===================================================================================================================================
Interest Income:
   Loans, Including Fees                                       $(3,192)   $ (4,354)   $ (7,546)   $ (3,480)   $ (9,762)  $ (13,242)
   Securities Available for Sale                                (1,142)     (1,551)     (2,693)     (1,757)     (2,674)     (4,431)
   Time Deposits with Other Banks                               (1,647)       (243)     (1,890)     (1,730)       (672)     (2,402)
   Federal Funds Sold and Reverse
       Repurchase Agreements                                    (1,878)      1,145        (733)     (2,039)        625      (1,414)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                           (7,859)     (5,003)    (12,862)     (9,006)    (12,483)    (21,489)

Interest Expense:
   Interest-Bearing Deposits                                    (7,343)       (954)     (8,297)     (8,806)     (3,298)    (12,104)
   Repurchase Agreements and Other
      Short-Term Borrowings                                     (2,441)     (1,889)     (4,330)     (2,330)     (4,278)     (6,608)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                          (9,784)     (2,843)    (12,627)    (11,136)     (7,576)    (18,712)
===================================================================================================================================
Net Interest Income                                            $ 1,925    $ (2,160)   $   (235)   $  2,130    $ (4,907)  $  (2,777)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                    THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                      JUNE 30, 2001                       JUNE 30, 2000
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $2,893,172     $52,381        7.26% $3,121,795    $ 59,927        7.72%
  Securities Available for Sale (3)                          1,145,459      16,885        5.91   1,249,821      19,578        6.30
  Time Deposits with Other Banks                               335,656       3,617        4.32     351,907       5,507        6.29
  Federal Funds Sold and Reverse Repurchase Agreements         420,780       4,626        4.41     337,812       5,359        6.38
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned (5)         4,795,067      77,509        6.48   5,061,335      90,371        7.18

  Reserve for Loan Losses                                      (34,619)                            (38,102)
  Cash and Due from Banks                                      138,987                             140,758
  Other Assets                                                 457,148                             494,386
===================================================================================================================================
    Total Assets                                            $5,356,583                          $5,658,377

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,494,631     $22,552        2.59% $3,617,306    $ 30,849        3.43%
  Repurchase Agreements and Other Short-Term Borrowings        443,075       4,282        3.88     625,305       8,612        5.54
  Long-Term Debt                                                66,525       1,618        9.76      66,525       1,618        9.78
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,004,231      28,452        2.85   4,309,136      41,079        3.83

  Demand Deposits (4)                                          515,509                             551,548
  Other Liabilities                                             97,217                              97,865
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         389,626                             349,828
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,356,583                          $5,658,377
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                           $49,057        3.63%               $ 49,292        3.35%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                   4.10%                               3.92%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) - Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5) - Excludes venture capital investments

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                                     SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30, 2001                       JUNE 30, 2000
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $2,900,659    $106,599        7.41% $3,151,310    $119,841        7.65%
  Securities Available for Sale (3)                          1,190,524      35,486        6.01   1,276,771      39,917        6.29
  Time Deposits with Other Banks                               345,191       8,694        5.08     368,337      11,096        6.06
  Federal Funds Sold and Reverse Repurchase Agreements         357,704       8,750        4.93     335,725      10,164        6.09
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             4,794,078     159,529        6.71   5,132,143     181,018        7.09

  Reserve for Loan Losses                                      (35,287)                            (39,810)
  Cash and Due from Banks                                      136,329                             142,715
  Other Assets                                                 466,896                             486,164
===================================================================================================================================
    Total Assets                                            $5,362,016                          $5,721,212

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,462,296    $ 49,010        2.85% $3,619,555    $ 61,114        3.40%
  Repurchase Agreements and Other Short-Term Borrowings        488,120      11,169        4.61     671,446      17,777        5.32
  Long-Term Debt                                                66,525       3,236        9.81      66,525       3,236        9.78
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,016,941      63,415        3.18   4,357,526      82,127        3.79

  Demand Deposits (4)                                          512,452                             582,687
  Other Liabilities                                             91,852                              86,782
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         390,771                             344,217
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,362,016                          $5,721,212
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                          $ 96,114        3.53%               $ 98,891        3.30%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                   4.04%                               3.87%

(1) - Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) - Nonperforming loans are included in average balances used to determine rates.
(3) - The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) - Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5) - Excludes venture capital investments

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED


NONINTEREST INCOME

Noninterest income for the second quarter of 2001 totaled $22.3 million, a decrease of $10.0 million from the $32.3 million in the second quarter of 2000. Contributing to the decrease was $6.0 million in venture capital losses. This compares to a gain of $5.6 million in the second quarter of 2000. The decrease was partially offset by an additional $1.0 million on the sale of our investment in Concord EFS, Inc., an ATM network exchange company which we sold in June 2001, and a $1.2 million gain from the settlement of a significant estate by our private client services division.

For the six months ended June 30, 2001, we recorded $50.0 million in noninterest income. This compares to $64.8 million earned in the same period a year ago. The decrease was mostly due to $13.9 million in venture capital losses for the first half of 2001, compared to venture capital gains of $12.6 million in the first half of 2000. This decrease was partially offset by total securities gains on the Concord EFS, Inc. investment of $11.3 million recorded for the first half of 2001, and the gain on the estate settlement previously mentioned.


NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2001, was $57.2 million, an increase of $1.6 million from the $55.6 million reported for the three months ended June 30, 2000. This increase was due principally to the start-up costs of $1.1 million associated with our international private banking initiative. Start-up costs of $500 thousand associated with the formation of our second venture capital subsidiary, Riggs Capital Partners II, LLC, also contributed to the increase.

For the six months ended June 30, 2001, noninterest expense totaled $113.7 million, compared to $109.5 million for the same period a year ago. As mentioned in the preceding paragraph, start-up costs associated with our international private banking group of $3.0 million and $1.0 million for Riggs Capital Partners II, LLC, were the principal reasons for the increase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.13 billion as of June 30, 2001, compared to $1.24 billion as of year-end 2000 and $1.31 billion as of June 30, 2000. The activity for the first six months included purchases of securities available for sale totaling $1.71 billion, which were more than offset by maturities and calls, principal payments and sales of securities available for sale totaling $1.86 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 3.3 years and 5.89%, respectively, as of June 30, 2001. As of June 30, 2000, the weighted-average duration and yield were 3.4 years and 6.06%, respectively.

In June 2001 we sold our investment in 243,849 shares of Concord EFS, Inc. At the time of sale we recognized an additional gain on the investment of $1.0 million. In the first quarter of 2001 we recognized a $10.3 million gain as a result of Concord EFS's acquisition of STAR Systems, Inc., an investment we had previously accounted for at cost.

                                                                 JUNE 30, 2001          JUNE 30, 2000           DECEMBER 31, 2000
                                                           ------------------------------------------------------------------------
                                                            AMORTIZED    MARKET/    AMORTIZED    MARKET/    AMORTIZED    MARKET/
AVAILABLE FOR SALE                                            COST     BOOK VALUE     COST     BOOK VALUE     COST     BOOK VALUE
===================================================================================================================================
(IN THOUSANDS)
U.S. Treasury Securities                                    $  179,583  $  174,545  $  313,826  $  299,273  $  313,609  $  309,117
Government Agencies Securities                                 428,858     429,207     475,239     470,976     375,388     374,836
Mortgage-Backed Securities                                     486,364     478,812     511,911     481,790     511,932     502,642
Other Securities                                                49,331      49,331      58,111      58,111      53,378      53,378
===================================================================================================================================
Total                                                       $1,144,136  $1,131,895  $1,359,087  $1,310,150  $1,254,307  $1,239,973

LOANS

As of June 30, 2001, loans outstanding totaled $2.93 billion, decreasing from the June 30, 2000 and December 31, 2000 balances of $3.14 and $2.94 billion, respectively. The decreases were primarily in commercial and financial, home equity/consumer and foreign loans from both prior periods. The majority of the decrease in commercial and financial loans from both prior periods was in syndicated loans. Syndicated loan commitments decreased $155.1 million from June 30, 2000 and $57.7 million from December 31, 2000, respectively. It is part of our strategy generally to no longer participate in these types of loans, except where the borrower is in our primary market area. These decreases were partially offset by increases in real estate-commercial/construction loans and loans available for sale.

During the second quarter of 2000, we began originating mortgage loans for sale in the secondary market. As of June 30, 2001, residential real estate loans originated and held for sale totaled $18.3 million. As of June 30 and December 31, 2000, these loans totaled $7.8 and $15.4 million, respectively.

                                                              JUNE 30,                JUNE 30,              DECEMBER 31,
(IN THOUSANDS)                                                  2001                    2000                    2000
=======================================================================================================================
Commercial and Financial                                    $  428,706              $  630,296              $  479,443
Real Estate - Commercial/Construction                          493,836                 421,885                 440,900
Residential Mortgage                                         1,172,765               1,204,924               1,168,243
Loans Available for Sale                                        18,303                   7,803                  15,433
Home Equity                                                    322,032                 339,168                 335,825
Consumer                                                        66,325                  70,686                  68,010
Foreign                                                        432,094                 470,994                 437,825
-----------------------------------------------------------------------------------------------------------------------
Total Loans                                                  2,934,061               3,145,756               2,945,679

Net Deferred Loan Fees,
 Premiums and Discounts                                         (4,680)                 (5,315)                 (4,941)
=======================================================================================================================
Loans                                                       $2,929,381              $3,140,441              $2,940,738

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:                                              SIX MONTHS ENDED
                                                                                                                    JUNE 30,
                                                                                                           ------------------------
(IN THOUSANDS)                                                                                                2001        2000
===================================================================================================================================
Balance, January 1                                                                                            $ 36,197    $ 41,455
Provision for loan losses                                                                                          115       1,003
Loans charged-off                                                                                                2,506       6,411
   Less: Recoveries on charged-off loans                                                                           828       1,418
-----------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                                1,678       4,993
Foreign exchange translation adjustments                                                                          (523)       (429)
===================================================================================================================================
Balance, June 30                                                                                              $ 34,111    $ 37,036


As of June 30, 2001, the reserve for loan losses was $34.1 million, a decrease of $2.9 million from the June 30, 2000 balance. In the first quarter of 2001, our domestic reserve needs were reduced by $3.4 million, primarily due to the sale, at par value, of a $25.0 million loan previously classified as non-performing. However, we provided approximately $3.5 million for loan losses primarily associated with a single loan at our London operations. A reduction in our loan portfolio balance and improvements in credit quality also reduced reserve needs.


ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $14.4 million as of June 30, 2001, a $22.8 million decrease from the year-end 2000 total of $37.2 million and a $27.4 million decrease from the June 30, 2000 total of $41.7 million. The decrease in nonperforming assets from both periods was mainly due to the aforementioned sale of a $25.0 million nonaccrual loan. From year-end 2000, further decreases were attributable to a $713 thousand charge off on a domestic loan and payments on three nonperforming London loans totaling $1.0 million. The decrease was partially offset by the addition of two nonaccrual loans at our London operation in the first and second quarters of 2001. These loans were in the amounts of $3.3 and $1.4 million, respectively.

From June 30, 2000, additional decreases were due to charge-offs of $2.7 million on three domestic and two London based loans in the third and fourth quarters of 2000 and the first quarter of 2001. These additional decreases were partially offset by the $3.3 and $1.4 million London loans mentioned previously.

As a result of the sale of the $25.0 million loan, the reserve needs for domestic loan losses were reduced by approximately $3.4 million, which was more than offset by a $3.5 million provision for loan losses associated with the $3.3 million London loan. The assigned reserve for loan losses for impaired loans was $5.6 million as of June 30, 2001.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans increased $404 thousand during the first six months of 2001 to $11.5 million, while potential problem loans decreased $6.9 million during the same period. The decrease in potential problem loans resulted from the removal of two loans previously considered potential problems at December 31, 2000 at our London operations. One loan in the amount of $4.0 million was upgraded, while the second, for $4.5 million, was placed on nonaccrual. The decrease was partially offset by the addition of two loans totaling $1.1 million in London.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                               JUNE 30,               JUNE 30,               DECEMBER 31,
(IN THOUSANDS)                                                   2001                   2000                    2000
-----------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                          $ 12,806                $ 39,751                $ 35,185
Renegotiated Loans                                                 647                   1,055                     853
Other Real Estate Owned, Net                                       908                     908                   1,133
-----------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                    $ 14,361                $ 41,714                $ 37,171

PAST-DUE LOANS (2)                                            $ 47,917                $ 55,424                $ 53,098

PAST-DUE LOANS (3)                                            $ 11,523                $ 10,419                $ 11,119

POTENTIAL PROBLEM LOANS                                       $  1,789                $  5,206                $  8,728

(1)Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management's opinion, doubtful as to the collectibility of either interest or principal.
(2)Loans contractually past due 30-89 days or more in principal or interest.
(3)Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.


DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $3.99 billion as of June 30, 2001, a decrease of $88.0 million from the December 31, 2000 total of $4.08 billion, and a decrease of $264.4 million from the June 30, 2000 deposit total of $4.25 billion. For both periods, deposits decreased in time deposits in domestic offices and savings and NOW accounts. Balances in time deposits in foreign offices and money market accounts fluctuated. Demand deposits decreased as balances were swept into money market accounts.


SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $140.3 million from the year-end 2000 balance and $193.8 million from the June 30, 2000 balance. The decrease from June 30, 2000 reflects $200 million in advances from the Federal Home Loan Bank of Atlanta (FHLB), which was called in the third quarter of last year. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

                                                              JUNE 30,                JUNE 30,              DECEMBER 31,
(IN THOUSANDS)                                                  2001                    2000                    2000
=======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings        $ 442,558               $ 636,377               $ 582,832

Subordinated Debentures due 2009                                66,525                  66,525                  66,525
=======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt               $ 509,083               $ 702,902               $ 649,357

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see "Sensitivity to Market Risk"). As of June 30, 2001, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.04 billion (38% of total assets). This compares with $2.16 billion (39%) as of December 31, 2000, and $2.18 billion (38%) as of June 30, 2000. As of June 30, 2001, $713.4 million of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $971.4 million as of December 31, 2000, and $977.6 million as of June 30, 2000.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term revolving credit lines available from several Federal Home Loan Banks and other financial institutions. In addition, we have a line of credit available through our membership in the FHLB. As of June 30, 2001, December 31, 2000, and June 30, 2000, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.34 billion, $1.34 billion, and $1.56 billion, respectively. As of June 30, 2001, December 31, 2000, and June 30, 2000, the amounts outstanding under these lines were $28.1 million, $17.9 million, and $214.3 million, respectively. The decrease from June 2000 was due to $200 million in borrowings which were called in July of that year.


SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

Total shareholders' equity as of June 30, 2001, was $388.7 million, an increase of $6.0 million from year-end 2000 and $25.7 million from a year ago. The increase from year-end was primarily the result of net income of $9.8 million and a reduction in unrealized securities losses of $1.4 million, after tax. This increase was partially offset by cash dividends paid of $2.9 million, and unrealized losses on our derivatives and foreign exchange translation adjustments totaling $3.1 million. The increase from June 30, 2000 was primarily the result of net income of $9.5 million, and a reduction in unrealized securities losses of $23.8 million. $5.8 million in cash dividends, and $3.4 million in unrealized losses on derivatives and foreign exchange translation adjustments partially offset this increase. For more information on our securities portfolio, see the discussion under "Securities" in the Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q.

Book value per common share was $13.65 as of June 30, 2001, compared to $13.48 as of year-end 2000 and $12.81 as of June 30, 2000. The increases in book value from June 30th and year-end 2000 were primarily the result of the net income and net unrealized securities gains described in the preceding paragraph.

Following are our capital ratios (as defined in the regulations) and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of June 30, 2001 and 2000, and December 31, 2000.

                                                                                       JUNE 30,    JUNE 30,   DECEMBER 31, REQUIRED
                                                                                         2001        2000        2000      MINIMUMS
===================================================================================================================================
RIGGS NATIONAL CORPORATION:
     Tier I                                                                              16.61%      15.15%      15.92%       4.00%
     Combined Tier I and Tier II                                                         26.69       24.55       25.87        8.00
     Leverage                                                                             9.79        9.12        9.47        4.00

RIGGS BANK N.A.:
     Tier I                                                                              14.92       13.87       13.99        4.00
     Combined Tier I and Tier II                                                         16.06       15.01       15.18        8.00
     Leverage                                                                             8.95        8.49        8.44        4.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks, such as credit risk and currency risk, are discussed in our Annual Report on Form 10-K. We have determined that interest-rate risk has a material impact on our financial performance, and as such we have established the Asset/Liability Committee ("ALCO") to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO's view of both current and prospective market and economic conditions.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the "most likely" scenario. The results are compared to risk tolerance limits set by corporate policy. The model's results as of June 30, 2001 and 2000 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                                                 MOVEMENTS IN INTEREST RATES FROM JUNE 30, 2001
===================================================================================================================================
                                                                          SIMULATED IMPACT OVER               SIMULATED IMPACT OVER
                                                                           NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                             +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (0.4)%      (0.4)%                  (0.0)%      (1.6)%

  Net Interest Income Increase/(Decrease)                                   $ (732)     $ (787)               $   (181)   $ (9,431)


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
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (1.0)%       2.3%                  (1.80)%       3.4%

  Net Interest Income Increase/(Decrease)                                  $(1,840)     $4,348                $(10,660)   $ 20,133

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

As of June 30, 2001, the forecasted impact of rates rising or falling 100 basis points versus the "most likely" scenario over a 12-month time period was a change in net interest income not exceeding 1%. For a 300 basis point movement in rates versus the "most likely" scenario over a 36-month period, the impact on net interest income did not exceed 2%. The results of the simulation for June 30, 2001 indicated that we were "liability sensitive" in a rising rate environment and "asset sensitive" in a declining rate environment (due to floors on deposit rates) over the 12 month time horizon. Over the 36-month time horizon, we were "neutral" in a rising rate environment, and "asset sensitive" in a declining rate environment due to the deposit floors previously mentioned. We were within our policy guidelines for interest rates moving significantly in either direction.

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


COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities as of June 30, 2001 and 2000, and December 31, 2000 are detailed in the tables below, including the notional amounts of all derivatives whose fair values are included in the consolidated financial statements. As of June 30, 2001, our financial derivative instruments included five pay fixed, receive floating swaps and three basis swaps with a total notional amount of $141.5 million. These agreements were contracted in October 1999, December 1999, January 2000 and July 2000.

We had 23 swaps at Riggs Bank Europe Limited, our London-based banking subsidiary, with a total notional amount of $75.3 million that entail the payment of a blended 6.40% fixed rate and the receipt of a floating rate equal to six-month LIBOR. These swaps have varying maturities extending until 2005 and are entered into primarily for the purpose of converting fixed rate loans to variable.

As a result of Riggs Capital Partners venture capital investment activity, we had venture capital commitments of $21.8 million as of June 30, 2001 of which $582 thousand are committed to be funded within one year.


                                                                              CONTRACTUAL OR NOTIONAL VALUE
                                                           ------------------------------------------------------------
                                                              JUNE 30,                JUNE 30,             DECEMBER 31,
                                                                2001                    2000                    2000
=======================================================================================================================
Commitments to Extend Credit                                 $ 887,042               $ 892,238              $1,009,025

Venture Capital Commitments                                     21,807                  15,818                  22,622

Letters of Credit                                              127,406                 120,546                 153,112

Derivative Instruments:
            Foreign Exchange Contracts:
                 Commitments to Purchase                     $  16,080               $  66,969              $   44,740
                 Commitments to Sell                           241,453                 287,429                 231,510
            Interest Rate Agreements
                       Swaps                                   216,794                 119,385                 229,854



Our interest rate agreement activity for the six months ended June 30, 2001, is as follows:

                                                                            BALANCE                                         BALANCE
                                                                          DECEMBER 31,                                      JUNE 30,
                                                                             2000      ADDITIONS  MATURITIES  TERMINATIONS   2001
===================================================================================================================================
Interest Rate Agreements:
     Receive variable/pay fixed                                           $ 41,500     $     -    $      -     $     -   $  41,500
     Basis swaps                                                           100,000           -           -           -     100,000
     Riggs Bank Europe Limited                                              88,354       3,904      14,502       2,462      75,294
===================================================================================================================================
Total                                                                     $229,854     $ 3,904    $ 14,502     $ 2,462   $ 216,794

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements, including the references to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. A variety of factors could cause our actual results and experiences to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. These factors also include the growth of the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, general economic conditions, both domestic and international, and similar matters.

RIGGS NATIONAL CORPORATION


PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of the shareholders of the Corporation was held on April 11, 2001, in Washington D.C. Chairman of the Board Robert
            L. Allbritton presided and 26,056,199 of the 28,448,466 shares outstanding as of the record date of February 28, 2001, were represented in person or by proxy.

            1-Elections of Directors

            Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

                        -----------------------------------------------------------------------------------
                                                              Total                   Total
                                                            Votes For                  Votes Withheld
                        -----------------------------------------------------------------------------------
                        Joe L. Allbritton                 24,668,547                      1,191,934
                        -----------------------------------------------------------------------------------
                        Robert L. Allbritton              24,107,412                      1,191,934
                        -----------------------------------------------------------------------------------
                        J. Carter Beese, Jr.              23,739,434                      1,191,934
                        -----------------------------------------------------------------------------------
                        Charles A. Camalier, III          24,519,060                      1,191,934
                       -----------------------------------------------------------------------------------
                        Timothy C. Coughlin               24,866,468                      1,191,934
                        -----------------------------------------------------------------------------------
                        Lawrence I. Hebert                24,132,526                      1,191,934
                        -----------------------------------------------------------------------------------
                        Steven B. Pfeiffer                24,314,988                      1,191,934
                        -----------------------------------------------------------------------------------
                        Robert L. Sloan                   24,312,070                      1,191,934
                        -----------------------------------------------------------------------------------
                        Jack Valenti                      24,836,210                      1,191,934
                        -----------------------------------------------------------------------------------
                        William L. Walton                 23,441,791                      1,191,934
                        -----------------------------------------------------------------------------------
                        Eddie N. Williams                 24,864,265                      1,191,934
                        -----------------------------------------------------------------------------------


            2-Proposal to Elect the Corporation's Independent Accountants Each
              Year

            By a vote of 6,597,285 For, to 15,629,119 Against, with 154,423
            Abstaining, the Corporation's shareholders rejected a proposal to implement procedures to have the shareholders elect the Corporation's independent accountants each year.

RIGGS NATIONAL CORPORATION

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)         Exhibits

                        The exhibits listed on page 28 are incorporated by reference or filed herewith in response to this item.


            (b)         Reports on Form 8-K

                        None.



                                   SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIGGS NATIONAL CORPORATION


Date: August 10, 2001                            /s/ TIMOTHY C. COUGHLIN
      ---------------                            -----------------------
        President                                    Timothy C. Coughlin




Date: August 10, 2001                             /s/ STEVEN T. TAMBURO
      ---------------                            -----------------------
         Treasurer                                    Steven T. Tamburo
                                                  (Chief Financial Officer)

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

      (10.1)Time Sharing Agreement for lease of Beechcraft King Air 300 between
            Allbritton Communications Company and Riggs Bank N.A.                                                          29












(Exhibits omitted are not required or not applicable.)