Form 10-Q
period 2001-09-30
RIGGS NATIONAL CORP
filed 2001-11-06
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(202) 835-4309
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                                 28,494,905
                          (Title of Class)                                (Outstanding at October 31, 2001)

RIGGS NATIONAL CORPORATION

TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                                                                                                                                                   PAGE NO.

Item 1.     Financial Statements-Unaudited

                        Consolidated Statements of Income
                        Three and nine months ended September 30, 2001 and 2000                     3

                        Consolidated Statements of Condition
                        September 30, 2001 and 2000, and December 31, 2000                          4

                        Consolidated Statements of Changes in Shareholders' Equity
                        Nine months ended September 30, 2001 and 2000                               5

                        Consolidated Statements of Cash Flows
                        Nine months ended September 30, 2001 and 2000                               6

                        Notes to the Consolidated Financial Statements                           7-15

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 16-23

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                          24-26

PART II.             OTHER INFORMATION

Item 1.                 Legal Proceedings                                                          27

Item 2.                 Change in Securities                                                       27

Item 3.                 Defaults Upon Senior Securities                                            27

Item 4.                 Submission of Matters to a Vote of Security Holders                        27

Item 5.                 Other Information                                                          27

Item 6.                 Exhibits and Reports on Form 8-K                                           27

Signatures                                                                                         27

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF INCOME                                                         SEPTEMBER 30,           SEPTEMBER 30,
(UNAUDITED)                                                                        ------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              2001        2000        2001        2000
===================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                          $ 51,076    $ 58,232   $ 156,438    $176,948
  Interest and Dividends on Securities Available for Sale                               17,522      19,955      53,008      59,872
  Interest on Time Deposits with Other Banks                                             2,750       5,575      11,444      16,671
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                       3,851       4,603      12,601      14,767
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                 75,199      88,365     233,491     268,258
INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                             394         482       1,331       1,670
      Money Market Deposit Accounts                                                      5,958       9,982      21,495      29,449
      Time Deposits in Domestic Offices                                                  8,389      11,780      24,891      34,886
      Time Deposits in Foreign Offices                                                   6,806       9,401      22,840      26,754
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                            21,547      31,645      70,557      92,759
-----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                              3,736       8,045      14,905      25,822
      Long-Term Debt                                                                     1,618       1,618       4,854       4,854
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                             5,354       9,663      19,759      30,676
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                                26,901      41,308      90,316     123,435
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                   48,298      47,057     143,175     144,823
  Less:  Provision for Loan Losses                                                         838      16,491         953      17,494
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                   47,460      30,566     142,222     127,329
NONINTEREST INCOME
  Trust and Investment Advisory Income                                                  11,549      13,790      37,562      41,252
  Service Charges and Fees                                                              11,620      10,890      32,979      30,940
  Venture Capital Investment Gains (Losses), Net                                        (7,785)      2,682     (21,662)     15,298
  Other Noninterest Income                                                               2,390       2,712       7,498       7,077
  Securities Gains, Net                                                                     25           3      11,410         324
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                              17,799      30,077      67,787      94,891
NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                        27,105      25,315      79,420      74,599
  Occupancy, Net                                                                         5,025       4,950      15,402      14,853
  Data Processing Services                                                               5,184       4,949      15,959      15,386
  Furniture and Equipment                                                                3,148       3,060       9,013       9,093
  Other Real Estate Owned (Income) Expense, Net                                             52          27        (148)          4
  Other Noninterest Expense                                                             17,010      17,646      51,559      51,472
-----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                             57,524      55,947     171,205     165,407
-----------------------------------------------------------------------------------------------------------------------------------
  Income before Taxes, Minority Interest and Extraordinary Loss                          7,735       4,696      38,804      56,813
  Applicable Income Tax Expense                                                          3,198       3,600      14,590      22,155
  Minority Interest in Income of Subsidiaries, Net of Taxes                              4,932       5,348      14,815      17,028
===================================================================================================================================
  Net Income (Loss)                                                                   $   (395)   $ (4,252)  $   9,399    $ 17,630

EARNINGS PER SHARE-     Basic                                                         $  (0.01)   $  (0.15)  $    0.33    $   0.62
                        Diluted                                                          (0.01)      (0.15)       0.32        0.62

DIVIDENDS DECLARED AND PAID PER SHARE                                                 $   0.05    $   0.05   $    0.15    $   0.15

RIGGS NATIONAL CORPORATION CONSOLIDATED
STATEMENTS OF CONDITION
(UNAUDITED)                                                                       SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                  2001          2000        2000
=======================================================================================================================
ASSETS
  Cash and Due from Banks                                                           $  183,389  $  143,373  $  156,075
  Federal Funds Sold and Reverse Repurchase Agreements                                 429,000     150,000     395,000
-----------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                      612,389     293,373     551,075

  Time Deposits with Other Banks                                                       329,849     379,052     365,901
  Securities Available for Sale (at Market Value)                                    1,454,395   1,283,171   1,239,973
  Venture Capital Investments                                                           62,423      82,775      83,734

  Loans                                                                              2,909,967   3,034,839   2,940,738
  Reserve for Loan Losses                                                              (33,002)    (37,147)    (36,197)
-----------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                    2,876,965   2,997,692   2,904,541

  Premises and Equipment, Net                                                          194,865     199,726     200,455
  Other Assets                                                                         208,470     237,372     208,793
=======================================================================================================================
  Total Assets                                                                      $5,739,356  $5,473,161  $5,554,472

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                               $  528,230  $  610,060  $  676,405
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                         254,744     272,438     315,375
      Money Market Deposit Accounts                                                  1,766,813   1,709,724   1,694,705
      Time Deposits in Domestic Offices                                              1,032,807     916,511     785,318
      Time Deposits in Foreign Offices                                                 685,990     568,435     604,174
-----------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                    3,740,354   3,467,108   3,399,572
-----------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                     4,268,584   4,077,168   4,075,977

  Repurchase Agreements and Other Short-Term Borrowings                                499,234     492,602     582,832
  Other Liabilities                                                                    152,656     121,682      96,392
  Long-Term Debt                                                                        66,525      66,525      66,525
-----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  4,986,999   4,757,977   4,821,726

GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  JUNIOR
  SUBORDINATED  DEFERRABLE  INTEREST  DEBENTURES                                       350,000     350,000     350,000
=======================================================================================================================
SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
      Shares Authorized - 50,000,000 at September 30, 2001 and 2000, and
         December 31, 2000
      Shares Issued - 31,795,703 at September 30, 2001, 31,681,464 at
         September 30, 2000 and 31,701,464 at December 31, 2000                         79,489      79,204      79,254
  Surplus                                                                              163,125     162,004     162,206
  Retained Earnings                                                                    231,745     224,063     226,616
  Accumulated Other Comprehensive Loss                                                    (645)    (28,730)    (13,973)
  Treasury Stock - 3,300,798 shares at September 30, 2001 and 2000, and
         December 31, 2000                                                             (71,357)    (71,357)    (71,357)
-----------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                           402,357     365,184     382,746
=======================================================================================================================
  Total Liabilities and Shareholders' Equity                                        $5,739,356  $5,473,161  $5,554,472

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
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                               15,750                  15,750
    Foreign Exchange
      Translation Adjustments                                                                       (2,390)                 (2,390)
                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          13,360
                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                           30,990

Issuance of Common Stock for
  Stock Option Plans-65,969 Shares                                 165         565                                             730

Cash Dividends -
  Common Stock, $.15 per Share                                                          (4,249)                             (4,249)
===================================================================================================================================
Balance, September 30, 2000                                   $ 79,204    $162,004   $ 224,063   $ (28,730)  $ (71,357)  $ 365,184

Balance, December 31, 2000                                    $ 79,254    $162,206   $ 226,616   $ (13,973)  $ (71,357)  $ 382,746
Comprehensive Income:
   Net Income                                                                            9,399                               9,399
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                               16,524                  16,524
    Unrealized Gain (Loss) on Derivatives,
      Net of Reclassification Adjustments                                                           (2,642)                 (2,642)
    Foreign Exchange
      Translation Adjustments                                                                         (554)                   (554)
                                                                                                                       ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          13,328
                                                                                                                       ============
Total Comprehensive Income (Loss)                                                                                22,727

Issuance of Common Stock for
  Stock Option Plans-94,239 Shares                                 235         919                                           1,154

Cash Dividends -
  Common Stock, $.15 per Share                                                          (4,270)                             (4,270)
===================================================================================================================================
Balance, September 30, 2001                                   $ 79,489    $163,125   $ 231,745   $    (645)  $ (71,357)  $ 402,357

(1)- See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each on each item of comprehensive income.

RIGGS NATIONAL
CORPORATIONCONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                                              NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                           ------------------------
                                                                                                              2001        2000
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                 $     9,399 $    17,630
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                                     953      17,494
     Unrealized Losses (Gains) on Venture Capital Investments                                                   27,955     (12,033)
     Gains on Sales of Venture Capital Investments                                                              (6,293)     (3,264)
     Depreciation Expense and Amortization of Leasehold Improvements                                            11,318      10,427
     Gains on Sales of Securities Available for Sale                                                           (11,410)       (324)
     Gains on Sales of OREO Properties                                                                             (57)          -
     Increase in Other Assets                                                                                   (8,800)    (17,493)
     Increase in Other Liabilities                                                                              12,991      46,816
-----------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                             26,657      41,623
-----------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Operating Activities                                                                     36,056      59,253
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                                36,052      34,476
  Principal Collections and Maturities of Securities Available for Sale                                      3,504,678     899,171
  Proceeds from Sales of Securities Available for Sale                                                         190,041     212,046
  Purchases of Securities Available for Sale                                                                (3,831,678) (1,073,460)
  Purchases of Venture Capital Investments                                                                     (10,616)    (33,978)
  Proceeds from Sale of Venture Capital Investments                                                             10,265       6,025
  Net Decrease in Loans                                                                                         26,666     145,705
  Net Increase in Premises and Equipment                                                                        (5,728)     (7,313)
  Other, Net                                                                                                       239        (590)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Investing Activities                                                            (80,081)    182,082
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                                    (136,698)    (21,522)
    Time Deposits                                                                                              329,305     (76,643)
    Repurchase Agreements and Other Short-Term Borrowings                                                      (83,598)   (339,600)
  Proceeds from the Issuance of Common Stock                                                                     1,154         730
  Dividend Payments - Common                                                                                    (4,270)     (4,249)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                                                            105,893    (441,284)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                                   (554)     (2,390)
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                            61,314    (202,339)
Cash and Cash Equivalents at Beginning of Period                                                               551,075     495,712
===================================================================================================================================
Cash and Cash Equivalents at End of Period                                                                 $   612,389 $   293,373

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Trade Dated Securities Included in Other Liabilities                                                     $    50,789 $     6,490
  Loans Transferred to Other Real Estate Owned                                                                       -         225

CASH PAID DURING  THE YEAR FOR:
  Interest Paid (Net of Amount Capitalized)                                                                $    90,842 $   124,047
  Income Tax Payments                                                                                              126       7,198

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)
NOTE 1. BASIS OF PRESENTATION

The interim financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States which have been applied on a consistent basis. In our opinion these interim financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for all of 2001. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

NOTE 2. EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================
Net Income (Loss) Available to Common Shareholders                                 $      (395)$     (395) $    (4,252)$    (4,252)

Weighted-Average Shares Outstanding                                                 28,490,836  28,490,836  28,363,275  28,363,275
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     583,169         n/a     132,279
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,490,836  29,074,005  28,363,275  28,495,554

Basic EPS                                                                          $      (.01)            $      (.15)
Diluted EPS                                                                                    $      (.01)            $      (.15)

                                                                                      NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                                                   ================================================
                                                                                      BASIC      DILUTED      BASIC      DILUTED
                                                                                       EPS         EPS         EPS         EPS
                                                                                   ================================================
Net Income Available to Common Shareholders                                        $     9,399 $     9,399 $    17,630 $    17,630

Weighted-Average Shares Outstanding                                                 28,462,881  28,462,881  28,337,017  28,337,017
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     478,233         n/a     112,932
                                                                                   ------------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,462,881  28,941,114  28,337,017  28,449,949

Basic EPS                                                                          $       .33             $       .62
Diluted EPS                                                                                    $       .32             $       .62

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
NOTE 3. OTHER COMPREHENSIVE INCOME
OTHER COMPREHENSIVE INCOME (LOSS)
                                                                                                  BEFORE -      TAX
                                                                                                    TAX      (EXPENSE)  NET-OF-TAX
                                                                                                  AMOUNT      BENEFIT     AMOUNT
===================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2001:
Foreign Currency Translation Adjustments                                                          $   (852)   $    298    $   (554)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           25,523      (8,933)     16,590
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                         (102)         36         (66)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     25,421      (8,897)     16,524
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                           (4,064)      1,422      (2,642)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     (4,064)      1,422      (2,642)
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $ 20,505    $ (7,177)   $ 13,328

NINE MONTHS ENDED SEPTEMBER 30, 2000:
Foreign Currency Translation Adjustments                                                          $ (3,677)   $  1,287    $ (2,390)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           24,554      (8,593)     15,961
  Less: Reclassification Adjustment for (Gains) Losses Realized in Net Income                         (324)        113        (211)
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                     24,230      (8,480)     15,750
-----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                                -           -           -
-----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses)                                                                          -           -           -
===================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $ 20,553    $ (7,193)   $ 13,360

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                                     FOREIGN   UNREALIZED  UNREALIZED   ACCUMULATED
                                                                                    CURRENCY   GAIN (LOSS) GAIN (LOSS)    OTHER
                                                                                   TRANSLATION     ON          ON      COMPREHENSIVE
                                                                                   ADJUSTMENTS SECURITIES  DERIVATIVES INCOME (LOSS)
===================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2001:
Balance, December 31, 2000                                                            $ (4,657)  $  (9,316)   $      -   $ (13,973)
Current-Period Change                                                                     (554)     16,524      (2,642)     13,328
===================================================================================================================================
Balance, September 30, 2001                                                           $ (5,211)  $   7,208    $ (2,642)  $    (645)

NINE MONTHS ENDED SEPTEMBER 30, 2000:
Balance, December 31, 1999                                                            $ (2,597)  $ (39,493)   $      -   $ (42,090)
Current-Period Change                                                                   (2,390)     15,750           -      13,360
===================================================================================================================================
Balance, September 30, 2000                                                           $ (4,987)  $ (23,743)   $      -   $ (28,730)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
NOTE 4. SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services, such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes our Washington, D.C.- based embassy banking business, our London-based banking subsidiary, Riggs Bank Europe Limited (RBEL), and our Berlin branch (a subsidiary of RBEL). The International Banking segment also includes the part of our private-client services division based in London–Riggs & Company International, Limited. Riggs & Company is our private client services division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our company and for management of our investment portfolio. Riggs Capital Partners represents our venture capital subsidiaries, which initially invest in privately-held companies and hold equities in both privately-held and publicly-owned growth companies. “Other” consists of our unallocated parent-company income and expense, net interest income from unallocated equity and foreclosed real estate activities.

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

===================================================================================================================================
THREE MONTHS                                                                           RIGGS                               RIGGS
ENDED                                          INTERNATIONAL   RIGGS &                 CAPITAL                            NATIONAL
SEPTEMBER 30, 2001                    BANKING     BANKING      COMPANY   TREASURY    PARTNERS    OTHER   RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   45,020    $ 11,310     $ 1,128  $   30,484     $   118    $  9,953
Interest Expense                        12,542      14,234       1,202       9,178           -      11,940
Funds Transfer Income (Expense)         (3,262)     11,595       2,420     (16,390)     (1,182)      6,819
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        29,216       8,671       2,346       4,916      (1,064)      4,832
Provision for Loan Losses                    -        (838)          -           -           -           -
Tax Equivalent Adjustment                 (619)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   28,597    $  7,833     $ 2,346  $    4,916     $(1,064)   $  4,832  $         -  $   47,460
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   11,244    $  1,280     $12,153  $      237     $(7,785)   $    670
Intersegment Noninterest Income            807       1,966         578           -           -         641
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   12,051    $  3,246     $12,731  $      237     $(7,785)   $  1,311  $    (3,992) $   17,799
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,066    $    359     $   220  $        4     $     7    $  2,336
Direct Expense                          17,659       9,531       8,796         969       1,045      19,525
Overhead and Support                    13,139       3,391       2,904         565          93     (20,093)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   31,864    $ 13,281     $11,920  $    1,538     $ 1,145    $  1,768  $    (3,992) $   57,524
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $    8,784    $ (2,202)    $ 3,157  $    3,615     $(9,994)   $  4,375  $         -  $    7,735
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,831,945    $854,762     $92,209  $2,758,064     $86,253    $853,714  $(1,921,327) $5,555,620
===================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
===================================================================================================================================
THREE MONTHS                                                                           RIGGS                               RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                 CAPITAL                             NATIONAL
SEPTEMBER 30, 2000                   BANKING     BANKING      COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $   49,712    $ 15,293     $ 1,512  $   38,451     $    34    $ 11,749
Interest Expense                        17,398      21,326       3,408      13,687           -      13,332
Funds Transfer Income (Expense)           (518)     15,877       4,638     (24,488)       (725)      5,216
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        31,796       9,844       2,742         276        (691)      3,633
Provision for Loan Losses               (3,860)    (12,631)          -           -           -           -
Tax Equivalent Adjustment                 (543)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   27,393    $ (2,787)    $ 2,742  $      276     $  (691)   $  3,633  $         -  $   30,566
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   10,175    $  1,198     $14,965  $      753     $ 2,597    $    389
Intersegment Noninterest Income            875       2,233          45           -          85         723
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   11,050    $  3,431     $15,010  $      753     $ 2,682    $  1,112  $    (3,961) $   30,077
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    1,424    $    301     $   215  $        4     $     6    $  2,254
Direct Expense                          16,995      10,149       8,870       1,011         450      18,229
Overhead and Support                    12,953       3,219       3,020         424          19     (19,635)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   31,372    $ 13,669     $12,105  $    1,439     $   475    $    848  $    (3,961) $   55,947
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $    7,071    $(13,025)    $ 5,647  $     (410)    $ 1,516    $  3,897  $         -  $    4,696
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,813,902    $869,842     $99,914  $2,384,700     $83,837    $918,936  $(1,619,026) $5,552,105
===================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
===================================================================================================================================
NINE MONTHS                                                                            RIGGS                               RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                 CAPITAL                             NATIONAL
SEPTEMBER 30, 2001                    BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $  136,090    $ 36,480     $ 3,657  $   95,907    $    363    $ 31,568
Interest Expense                        41,839      47,060       6,117      29,973           -      33,980
Funds Transfer Income (Expense)         (1,058)     38,174      11,029     (61,676)     (3,656)     17,187
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        93,193      27,594       8,569       4,258      (3,293)     14,775
Provision for Loan Losses                3,444      (4,397)          -           -           -           -
Tax Equivalent Adjustment               (1,921)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   94,716    $ 23,197     $ 8,569  $    4,258    $ (3,293)   $ 14,775 $         -  $  142,222
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   32,256    $  3,241     $39,651  $    2,118    $(21,662)   $ 12,183
Intersegment Noninterest Income          2,489       5,576       1,830           1           -       1,924
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   34,745    $  8,817     $41,481  $    2,119    $(21,662)   $ 14,107 $   (11,820) $   67,787
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    3,197    $  1,057     $   644  $       12    $     22    $  6,954
Direct Expense                          51,531      29,153      28,120       2,944       6,094      53,296
Overhead and Support                    39,405       9,822       7,971       1,719         285     (59,201)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   94,133    $ 40,032     $36,735  $    4,675    $  6,401    $  1,049 $   (11,820) $  171,205
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   35,328    $ (8,018)    $13,315  $    1,702    $(31,356)   $ 27,833 $         -  $   38,804
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,739,725    $851,244     $93,960  $2,527,073    $ 89,264    $866,663 $(1,740,669) $5,427,260
===================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
===================================================================================================================================
NINE MONTHS                                                                            RIGGS                                RIGGS
ENDED                                          INTERNATIONAL  RIGGS &                 CAPITAL                             NATIONAL
SEPTEMBER 30, 2000                    BANKING     BANKING     COMPANY    TREASURY    PARTNERS      OTHER  RECONCILIATION CORPORATION
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                     $  148,440    $ 47,392    $  4,459  $  113,250     $    34    $ 35,337
Interest Expense                        46,549      62,654       9,262      43,284           -      40,693
Funds Transfer Income (Expense)         (8,038)     43,342      13,389     (61,461)     (2,155)     14,923
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                        93,853      28,080       8,586       8,505      (2,121)      9,567
Provision for Loan Losses               (4,160)    (13,334)          -           -           -           -
Tax Equivalent Adjustment               (1,647)          -           -           -           -           -
                                    -----------------------------------------------------------------------------------------------
Net Interest Income (Loss)          $   88,046    $ 14,746    $  8,586  $    8,505     $(2,121)   $  9,567 $         -  $  127,329
                                    -----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                         $   29,846    $  3,245    $ 43,589  $    2,536     $15,050    $    625
Intersegment Noninterest Income          2,653       4,304         177           1         248       2,168
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Income            $   32,499    $  7,549    $ 43,766  $    2,537     $15,298    $  2,793 $    (9,551) $   94,891
                                    -----------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization       $    5,205    $    790    $    660  $       13     $    15    $  6,680
Direct Expense                          50,376      24,779      27,163       3,050       1,503      54,723
Overhead and Support                    39,291       9,335       9,282       1,279          59     (59,245)
                                    -----------------------------------------------------------------------------------------------
Total Noninterest Expense           $   94,872    $ 34,904    $ 37,105  $    4,342     $ 1,577    $  2,158 $    (9,551) $  165,407
                                    -----------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                 $   25,673    $(12,609)   $ 15,247  $    6,700     $11,600    $ 10,202 $         -  $   56,813
                                    -----------------------------------------------------------------------------------------------

                                    -----------------------------------------------------------------------------------------------
Total Average Assets                $2,806,172    $921,332    $102,080  $2,420,691     $68,568    $932,073 $(1,586,485) $5,664,431
===================================================================================================================================
NOTE 5. ACCOUNTING FOR DERIVATIVES

Adoption of SFAS No. 133

We adopted SFAS No. 133,“Accounting for Derivative Investments and Hedging Activities”, as amended by SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", as of January 1, 2001. The adoption of SFAS No. 133 resulted in a cumulative charge of $8 thousand, recorded as a component of Other Noninterest Income, to reflect the fair value of derivatives designated as fair- value hedges and fair values of related hedged items. In addition, we recorded a cumulative net of tax charge to Other Comprehensive Income of $751 thousand to recognize at fair value all derivatives that are designated as cash flow hedges and net investment hedges.

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

The derivative instruments that we utilize include interest rate swaps, futures contracts and options contracts that relate to the pricing of specific assets and liabilities. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Interest rate futures generally involve exchange- traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Interest rate options represent contracts that allow the owner the option to either receive cash or purchase, sell or enter into a financial

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

instrument at a specified price within a specified time period. Certain of these contracts grant the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.

We also enter into foreign exchange derivative contracts, including foreign currency forward contracts, to manage our exchange risk associated with the translation of foreign currency into U. S. dollars.

We are exposed to credit and market risk as a result of our use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owes us and, hence, a repayment risk exists. If the fair value of the derivative contract is negative, we owe the counterparty and, therefore, there is no repayment risk. We minimize repayment risk by entering into transactions with financially stable counterparties that are specified by our policy and reviewed periodically by our credit committee. We require that derivative contracts be governed by an International Swaps and Derivative Master Agreement and, depending on the nature of the agreement, bilateral collateral arrangements also may be obtained. When we have multiple derivative transactions with the counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with the same counterparty. The net mark-to- market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between us and the counterparty. We use master netting agreements with the majority of our counterparties.

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

Accounting for Derivatives

All derivatives are recognized on the Consolidated Statements of Condition at fair value. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash- flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge, are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income.

When entering into hedging transactions, we document the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. This process links all derivatives that are designated fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Statements of Condition. We assess, both at inception and on an on- going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

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

For the quarter ended September 30, 2001, we recognized a net loss of $33 thousand which represented the ineffective portion of all fair value hedges, and for the nine months ended September 30, 2001, we recognized a net loss of $126 thousand. These amounts are included in Other Noninterest Income in the Consolidated Statements of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Cash-Flow Hedges

We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency.

For the quarter and for the nine months ended September 30, 2001, there was no impact to Other Noninterest Income in the Consolidated Statements of Income for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line item in the Consolidated Statements of Income in which the income or expense related to the hedged item is recorded. As of September 30, 2001, $220 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months. The maximum term over which we were hedging our exposure to the variability of cash flows was forty- five (45) months as of September 30, 2001.

Hedges of Net Investments in Foreign Operations

We use forward exchange contracts to hedge substantially all of our net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. As of September 30, 2001, $271 thousand of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income.

Other

As of September 30, 2001, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $1.1 million and they are marked to market through current period earnings.

NOTE 6. NEW FINANCIAL ACCOUNTING STANDARDS

SFAS No. 141, “Business Combinations,” was issued in June 2001. It requires corporations to account for business combinations using the purchase method. The Statement also requires that intangible assets resulting from a business combination, if they can be identified and result from contractual or other legal rights, be recognized as assets apart from goodwill. Two criteria, the contractual-legal criterion or the separability criterion, must be met before separate recognition can occur. Finally, the Statement requires disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. Implementation of SFAS No. 141 applies to all business combinations we initiate after June 30, 2001.

SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. The Statement also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. Since SFAS No. 142 is required to be implemented starting with fiscal years beginning after December 15, 2001, we will discontinue the amortization of goodwill beginning on January 1, 2002. Goodwill totaled $6.9 million as of September 30, 2001. For the nine months ended September 30, 2001, amortization expense was $484 thousand. For comparative purposes, goodwill amortization expense was $484 thousand and $645 thousand for the nine and twelve months ended September 30, 2000, respectively. We have not yet determined the impact of the impairment provisions of SFAS No. 142.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not determined the impact, if any, SFAS No. 143 will have on the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets, ” was issued in August 2001 and is effective for our fiscal 2002 year. This Statement retains existing requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 a) removes goodwill from its scope, b) allows for probability-weighted cash flow estimation techniques when measuring for impairment, c) requires that, for any assets to be abandoned, the depreciable life be adjusted and the cumulative impact of such change treated as an accounting change and d) an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying value of the asset exceeds its fair value. Management has not determined the impact, if any, implementation of this statement will have.

In July 2001, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 102 (“SAB 102”), “Selected Loan Loss Allowance Methodology and Documentation Issues.” SAB 102 represents the SEC staff’s views on the development, documentation and application of a systematic methodology for determining the required allowance for loan losses. We do not anticipate any significant impact on either the way we determine the adequacy of our allowance for loan losses or future provisions for loan losses as a result of SAB 102.

RIGGS NATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We recorded a net loss of $395 thousand, or $.01 per diluted share, for the third quarter of 2001, compared to a net loss of $4.3 million, or $.15 per diluted share, in the third quarter of 2000. The loss in the current quarter resulted primarily from losses in our venture capital segment of $7.8 million, while in the prior year’s quarter the loss resulted from a $16.5 million loan loss provision taken after the discovery of fraud in a commercial facility to a borrower at our London operation.

For the nine months ended September 30, 2001, we had net income of $9.4 million, or $.32 per diluted share, compared with net income of $17.6 million, or $.62 per diluted share, for the first nine months of 2000. Venture capital losses totaled $21.7 million, compared to $15.3 million in venture capital gains for the first nine months of 2000. The 2001 losses were partially offset by $11.3 million in gains from the sale of our investment in Concord EFS, Inc., an ATM network exchange company.

Return on average assets was (.03)% and .23% for the three and nine months ended September 30, 2001, compared to (.30)% and .42% for the same periods a year ago. Return on average shareholders’ equity was (.40)% and 3.20% for the three and nine months ended September 30, 2001, and (4.60)% and 6.69% for the three and nine months ended September 30, 2000.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $48.9 million in the third quarter of 2001, an increase of $1.3 million from the $47.6 million for the same quarter in 2000. For the nine months ended September 30, 2001, net interest income on a tax-equivalent basis was $145.1 million, a $1.4 million decrease from the $146.5 million recorded for the first nine months of 2000. The decrease for the nine months was primarily due to a reduction in interest income, which was $34.5 million less than a year ago. Decreases in interest rates contributed to the decline, but decreases in average balances, primarily in the loan portfolio, also contributed. The decrease in interest income was partially offset by a decrease in interest expense of $33.1 million, primarily attributable to decreases in rates paid on time deposits and other short-term borrowings.

NET INTEREST INCOME CHANGES (1)
                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2001 VS 2000          SEPTEMBER 30, 2001 VS 2000
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS)                                         DUE TO      DUE TO       TOTAL      DUE TO      DUE TO       TOTAL
(IN THOUSANDS)                                                  RATE       VOLUME      CHANGE       RATE       VOLUME      CHANGE
===================================================================================================================================
Interest Income:
   Loans, Including Fees                                      $ (4,213)    $(2,867)   $ (7,080)   $ (7,687)   $(12,550)   $(20,237)
   Securities Available for Sale                                (3,154)        721      (2,433)     (4,958)     (1,906)     (6,864)
   Time Deposits with Other Banks                               (2,814)        (11)     (2,825)     (4,519)       (708)     (5,227)
   Federal Funds Sold and Reverse
       Repurchase Agreements                                    (2,626)      1,874        (752)     (4,821)      2,655      (2,166)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                          (12,807)       (283)    (13,090)    (21,985)    (12,509)    (34,494)

Interest Expense:
   Interest-Bearing Deposits                                   (11,618)      1,520     (10,098)    (20,409)     (1,793)    (22,202)
   Repurchase Agreements and Other
      Short-Term Borrowings                                     (3,367)       (942)     (4,309)     (6,238)     (4,679)    (10,917)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                         (14,985)        578     (14,407)    (26,647)     (6,472)    (33,119)
===================================================================================================================================
Net Interest Income                                           $  2,178     $  (861)   $  1,317    $  4,662    $ (6,037)   $ (1,375)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES
                                                                  THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001                  SEPTEMBER 30, 2000
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $2,909,096     $51,695        7.05% $3,074,941     $58,775        7.60%
  Securities Available for Sale (3)                          1,316,179      17,522        5.28   1,269,559      19,955        6.25
  Time Deposits with Other Banks                               327,646       2,750        3.33     328,265       5,575        6.76
  Federal Funds Sold and Reverse Repurchase Agreements         426,537       3,851        3.58     277,315       4,603        6.60
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned (5)         4,979,458      75,818        6.04   4,950,080      88,908        7.15

  Reserve for Loan Losses                                      (33,788)                            (36,860)
  Cash and Due from Banks                                      144,431                             128,591
  Other Assets                                                 465,519                             510,294
===================================================================================================================================
    Total Assets                                            $5,555,620                          $5,552,105

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,670,742     $21,547        2.33% $3,605,820     $31,645        3.49%
  Repurchase Agreements and Other Short-Term Borrowings        462,380       3,736        3.21     545,662       8,045        5.87
  Long-Term Debt                                                66,525       1,618        9.65      66,525       1,618        9.68
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,199,647      26,901        2.54   4,218,007      41,308        3.90

  Demand Deposits (4)                                          508,965                             514,644
  Other Liabilities                                            100,452                             101,457
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         396,556                             367,997
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,555,620                          $5,552,105
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                           $48,917        3.50%                $47,600        3.25%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                   3.90%                               3.83%

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

(5) - Excludes venture capital investments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES
                                                                   NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001                  SEPTEMBER 30, 2000
                                                           ------------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                   AVERAGE     INCOME/                 AVERAGE     INCOME/
(IN THOUSANDS)                                               BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE
===================================================================================================================================
ASSETS

  Loans, Including Fees (2)                                 $2,903,502    $158,359        7.29% $3,125,668    $178,596        7.63%
  Securities Available for Sale (3)                          1,232,870      53,008        5.75   1,274,350      59,872        6.28
  Time Deposits with Other Banks                               339,279      11,444        4.51     354,881      16,671        6.27
  Federal Funds Sold and Reverse Repurchase Agreements         380,900      12,601        4.42     316,113      14,767        6.24
-----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned             4,856,551     235,412        6.48   5,071,012     269,906        7.11

  Reserve for Loan Losses                                      (34,782)                            (38,820)
  Cash and Due from Banks                                      139,059                             137,973
  Other Assets                                                 466,432                             494,266
===================================================================================================================================
    Total Assets                                            $5,427,260                          $5,664,431

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $3,532,541    $ 70,557        2.67% $3,614,943    $ 92,759        3.43%
  Repurchase Agreements and Other Short-Term Borrowings        479,446      14,905        4.16     629,212      25,822        5.48
  Long-Term Debt                                                66,525       4,854        9.76      66,525       4,854        9.75
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid       4,078,512      90,316        2.96   4,310,680     123,435        3.82

  Demand Deposits (4)                                          511,277                             559,841
  Other Liabilities                                             94,750                              91,708
  Minority Interest in Preferred Stock of Subsidiaries         350,000                             350,000
  Shareholders' Equity                                         392,721                             352,202
===================================================================================================================================
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $5,427,260                          $5,664,431
===================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                          $145,096        3.52%               $146,471        3.29%
===================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                   3.99%                               3.86%

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

(5) - Excludes venture capital investments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
NONINTEREST INCOME

Noninterest income for the third quarter of 2001 totaled $17.8 million, a decrease of $12.3 million from the $30.1 million in the third quarter of 2000. Contributing to the decrease was $7.8 million in venture capital losses in the third quarter of 2001. This compares to a gain of $2.7 million in the third quarter of 2000. A decline in trust and investment advisory income of $2.2 million quarter to quarter also contributed to the decrease. The decrease was caused primarily by the lower market value of assets under management.

For the nine months ended September 30, 2001, we recorded $67.8 million in noninterest income. This compares to $94.9 million earned in the same period a year ago. The decrease was primarily due to $21.7 million in venture capital losses for the first nine months of 2001, compared to venture capital gains of $15.3 million in the first nine months of 2000. Trust and investment advisory income for the nine months in 2001 was $3.7 less than in 2000. This decrease was partially offset by total securities gains on the Concord EFS, Inc. investment of $11.3 million recorded in the first half of 2001, and a $1.2 million gain from the settlement of a significant estate by our private client services division.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2001, was $57.5 million, an increase of $1.6 million from the $55.9 million reported for the three months ended September 30, 2000. This increase was due principally to the start-up costs of $573 thousand associated with our international private banking initiative. Start-up costs of $500 thousand associated with the formation of our second venture capital subsidiary, Riggs Capital Partners II, LLC, also contributed to the increase.

For the nine months ended September 30, 2001, noninterest expense totaled $171.2 million, compared to $165.4 million for the same period a year ago. As mentioned in the preceding paragraph, start-up costs (related principally to personnel and data processing) associated with our international private banking group of $3.6 million and $1.5 million of operating costs for Riggs Capital Partners II, LLC, were the principal reasons for the increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.45 billion as of September 30, 2001, compared to $1.24 billion as of year-end 2000 and $1.28 billion as of September 30, 2000. The activity for the first nine months included purchases of securities available for sale totaling $3.83 billion, which were partially offset by maturities and calls, principal payments and sales of securities available for sale totaling $3.68 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 1.8 years and 4.87%, respectively, as of September 30, 2001. As of September 30, 2000, the weighted-average duration and yield were 3.3 years and 6.14%, respectively.

In June 2001 we sold our investment in 243,849 shares of Concord EFS, Inc. At the time of sale we recognized an additional gain on the investment of $1.0 million. In the first quarter of 2001 we recognized a $10.3 million gain as a result of Concord EFS’s acquisition of STAR Systems, Inc., an investment we had previously accounted for at cost.

                                                              SEPTEMBER 30, 2001      SEPTEMBER 30, 2000       DECEMBER 31, 2000
                                                           ------------------------------------------------------------------------
                                                            AMORTIZED    MARKET/    AMORTIZED    MARKET/    AMORTIZED    MARKET/
AVAILABLE FOR SALE                                            COST     BOOK VALUE     COST     BOOK VALUE     COST      BOOK VALUE
===================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities                                    $   54,972  $   53,434 $   313,718  $  301,519  $  313,609  $  309,117
Government Agencies Securities                                 876,440     882,202     445,211     442,725     375,388     374,836
Mortgage-Backed Securities                                     457,327     464,192     513,285     491,442     511,932     502,642
Other Securities                                                54,567      54,567      47,485      47,485      53,378      53,378
===================================================================================================================================
Total                                                       $1,443,306  $1,454,395 $ 1,319,699  $1,283,171  $1,254,307  $1,239,973
LOANS

As of September 30, 2001, loans outstanding totaled $2.91 billion, decreasing from the September 30, 2000 and December 31, 2000 balances of $3.03 and $2.94 billion, respectively. The decreases from both periods were primarily in commercial and financial, residential real estate/home equity/ consumer and foreign loans. The majority of the decrease in commercial and financial loans from both prior periods was in syndicated loans. Syndicated loan commitments decreased $97.5 million from September 30, 2000 and $78.0 million from December 31, 2000. It is part of our strategy generally to no longer participate in these types of loans, except where the borrower is in our primary market area. These decreases were partially offset by increases in real estate-commercial/ construction loans.

                                                            SEPTEMBER 30,           SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                  2001                    2000                    2000
========================================================================================================================
Commercial and Financial                                    $  448,861              $  538,718              $  479,443
Real Estate - Commercial/Construction                          495,552                 450,862                 440,900
Residential Mortgage                                         1,150,439               1,175,691               1,168,243
Loans Available for Sale                                        10,489                  18,559                  15,433
Home Equity                                                    316,215                 339,557                 335,825
Consumer                                                        65,200                  69,951                  68,010
Foreign                                                        428,626                 446,685                 437,825
-----------------------------------------------------------------------------------------------------------------------
Total Loans                                                  2,915,382               3,040,023               2,945,679

Net Deferred Loan Fees,
 Premiums and Discounts                                         (5,415)                 (5,184)                 (4,941)
=======================================================================================================================
Loans                                                       $2,909,967              $3,034,839              $2,940,738

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                          NINE MONTHS ENDED
                                                                                                                 SEPTEMBER 30,
                                                                                                           ------------------------
(IN THOUSANDS)                                                                                                2001        2000
===================================================================================================================================
Balance, January 1                                                                                            $ 36,197    $ 41,455
Provision for loan losses                                                                                          953      17,494

Loans charged-off                                                                                                5,205      23,403
   Less: Recoveries on charged-off loans                                                                         1,100       2,191
-----------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries)                                                                                4,105      21,212

Foreign exchange translation adjustments                                                                           (43)       (590)
===================================================================================================================================
Balance, September 30                                                                                         $ 33,002    $ 37,147

For the nine month period ended September 30, 2001, we had a consolidated loan loss provision of $953 thousand which compares to a provision of $17.5 million during the comparable period of the prior year. This decrease is primarily due to an $11.1 million provision associated with a fraudulent credit in our London operations and a $3.9 million provision made to facilitate the sale of a loan at a discount in the prior year.

The reserve balance has been reduced by approximately $4.1 million since September 30, 2000. The reduction primarily relates to charge-offs taken on loans disposed of in the United States and additional charge-offs in London. As a result of the dispositions and charge-offs, the non-performing asset portfolio has been significantly reduced, and thus the reserve for loan losses has been reduced. The remaining reserve amount has been determined based on the risk in the portfolio, including the risks related to the slowing economy and the September 11, 2001 events.

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate owned (net of reserves), totaled $6.1 million as of September 30, 2001, a $31.1 million decrease from the year-end 2000 total of $37.2 million and a $33.5 million decrease from the September 30, 2000 total of $39.6 million. The decrease in nonperforming assets from both periods was mainly due to the sale of a $25.0 million nonaccrual loan. From year-end 2000, further decreases were partially attributable to curtailments totalling $6.3 million and $496 thousand on two domestic commercial loans, and $363 thousand on a commercial loan at our London operations. Further reductions resulted from charge-offs totalling $1.4 million on this same London loan and $1.3 million on one domestic commercial loan. The decrease was partially offset by the addition of three nonaccrual loans at our London operation in the first, second and third quarters of 2001, in the amounts of $3.3 million, $1.4 million and $906 thousand, respectively.

From September 30, 2000, additional decreases were due to charge-offs of $480 and $148 thousand on two commercial domestic loans in the fourth quarter of 2000. These additional decreases were partially offset by the addition of a $239 thousand domestic commercial loan in the same quarter.

The assigned reserve for loan losses for impaired loans was $3.9 million as of September 30, 2001.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Past-due loans decreased $2.1 million during the first nine months of 2001 to $9.0 million, while potential problem loans decreased $6.8 million during the same period. The decrease in potential problem loans resulted from the removal of two loans previously considered potential problems at December 31, 2000 at our London operations. One loan in the amount of $4.0 million was upgraded, while the second, for $4.5 million, was placed on nonaccrual. The decrease was partially offset by the addition of three loans totaling $1.6 million in London.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
NONPERFORMING ASSETS AND PAST-DUE LOANS
                                                             SEPTEMBER 30,         SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                  2001                   2000                    2000
=======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                           $ 4,319                $ 37,547                $ 35,185
Renegotiated Loans                                                 858                     939                     853
Other Real Estate Owned, Net                                       908                   1,133                   1,133
=======================================================================================================================
Total Nonperforming Assets                                     $ 6,085                $ 39,619                $ 37,171

PAST-DUE LOANS (2)                                             $64,364                $ 59,282                $ 53,098

PAST-DUE LOANS (3)                                             $ 9,013                $  9,576                $ 11,119

POTENTIAL PROBLEM LOANS                                        $ 1,950                $ 19,333                $  8,728

(1) Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2) Loans contractually past due 30-89 days or more in principal or interest.

(3) Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.27 billion as of September 30, 2001, increases of $193 million and $191 million from the December 31 and September 30, 2000 totals, respectively. For both periods, deposits increased in time deposits in domestic offices and money market accounts. Balances in savings and NOW accounts decreased, while time deposits in foreign offices increased. Demand deposits decreased as balances were swept into money market accounts.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $83.6 million from the year-end 2000 balance and increased $6.6 million from the September 30, 2000 balance. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

                                                            SEPTEMBER 30,           SEPTEMBER 30,           DECEMBER 31,
(IN THOUSANDS)                                                  2001                    2000                    2000
=======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings        $ 499,234               $ 492,602               $ 582,832

Subordinated Debentures due 2009                                66,525                  66,525                  66,525
=======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt               $ 565,759               $ 559,127               $ 649,357

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee actively analyzes and manages liquidity in coordination with other areas of the organization (see “Sensitivity to Market Risk”). As of September 30, 2001, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.40 billion (42% of total assets). This compares with $2.16 billion (39%) as of December 31, 2000, and $1.96 billion (36%) as of September 30, 2000. As of September 30, 2001, $1.11 billion of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $971.4 million as of December 31, 2000, and $998.8 million as of September 30, 2000.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We have other sources of funds, such as short-term revolving credit lines available from several Federal Home Loan Banks (FHLB) and other financial institutions. In addition, we have a line of credit available through our membership in the FHLB. As of September 30, 2001, December 31, 2000, and September 30, 2000, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.34 billion, $1.34 billion, and $1.75 billion, respectively. As of September 30, 2001, December 31, 2000, and September 30, 2000, the amounts outstanding under these lines were $17.5 million, $17.9 million, and $15.0 million, respectively.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of September 30, 2001, was $402.4 million, an increase of $19.6 million from year-end 2000 and $37.2 million from a year ago. The increase from year-end was primarily the result of net income of $9.4 million and unrealized securities gains of $16.5 million, after tax. This increase was partially offset by cash dividends paid of $4.3 million, and unrealized losses on our derivatives and foreign exchange translation adjustments totaling $3.2 million. The increase from September 30, 2000 was primarily the result of net income of $13.4 million, and net unrealized securities gains of $31.0 million. $5.7 million in cash dividends and $2.9 million in unrealized losses on derivatives and foreign exchange translation adjustments partially offset this increase. For more information on our securities portfolio, see the discussion under “Securities” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Book value per common share was $14.12 as of September 30, 2001, compared to $13.48 as of year-end 2000 and $12.87 as of September 30, 2000. The increases in book value from September 30th and year-end 2000 were primarily the result of the net income and net unrealized securities gains described in the preceding paragraph.

Following are our capital ratios (as defined in the regulations) and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of September 30, 2001 and 2000, and December 31, 2000.

                                                                                   SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31, REQUIRED
                                                                                       2001         2000          2000      MINIMUMS
====================================================================================================================================
RIGGS NATIONAL CORPORATION:

     Tier I                                                                              15.97%      15.55%      15.92%       4.00%
     Combined Tier I and Tier II                                                         25.63       25.41       25.87        8.00
     Leverage                                                                             9.43        9.17        9.47        4.00

RIGGS BANK N.A.:
     Tier I                                                                              14.69       13.47       13.99        4.00
     Combined Tier I and Tier II                                                         15.75       14.67       15.18        8.00
     Leverage                                                                             8.80        8.03        8.44        4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks, such as credit risk and currency risk, are discussed in our Annual Report on Form 10-K. We have determined that interest-rate risk has a material impact on our financial performance, and as such we have established the Asset/Liability Committee (“ALCO”) to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of September 30, 2001 and 2000 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)
                                                                           MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 2001
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
                                                                        SIMULATED IMPACT OVER              SIMULATED IMPACT OVER
                                                                         NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                  0.1%      (2.2)%                  (0.3)%      (5.8)%

  Net Interest Income Increase/(Decrease)                                $ 248     $(4,312)                $(1,798)   $(33,298)

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
                                                                        SIMULATED IMPACT OVER              SIMULATED IMPACT OVER
                                                                         NEXT TWELVE MONTHS                NEXT THIRTY-SIX MONTHS
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                           +100BP      -100BP                  +300BP      -300BP
-----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                 (.02)%       3.7%                 (0.00)%       4.4%

  Net Interest Income Increase/(Decrease)                                $(300)    $ 7,111                 $  (203)   $ 26,797

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

As of September 30, 2001, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 3%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36- month period, the impact on net interest income did not exceed 6%. The results of the simulation for September 30, 2001 indicated that we were “neutral” in a rising rate environment and “asset sensitive” in a declining rate environment (due to the inability to reflect decreases in general interest rates in our deposit rates due to local market conditions) over the 12-month time horizon. Over the 36-month time horizon, we were slightly “liability sensitive” in a rising rate environment and “asset sensitive” in a declining rate environment due to the deposit pricing conditions previously mentioned. We were within our policy guidelines for interest rates moving significantly in either direction.

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

We find that the methodologies previously discussed provide a meaningful representation of our interest-rate and market risk sensitivity, though factors other than changes in the interest rate environment, such as levels of non- earning assets, and changes in the composition of earning assets, may affect net interest income. We believe our current interest-rate sensitivity level is appropriate, considering our economic outlook and what we believe is a conservative approach taken in the review and monitoring of our sensitivity position.

COMMITMENTS AND CONTINGENT LIABILITIES

Outstanding commitments and contingent liabilities as of September 30, 2001 and 2000, and December 31, 2000 are detailed in the tables below, including the notional amounts of all derivatives whose fair values are included in the consolidated financial statements. As of September 30, 2001, our financial derivative instruments included five pay fixed, receive floating swaps with a total notional amount of $41.5 million. These agreements were contracted in October 1999, December 1999, January 2000 and July 2000.

We had 22 swaps at Riggs Bank Europe Limited, our London-based banking subsidiary, with a total notional amount of $75.9 million that entail the payment of a blended 6.33% fixed rate and the receipt of a floating rate equal to six-month LIBOR. These swaps have varying maturities extending until 2006 and are entered into primarily for the purpose of converting fixed rate loans to variable.

As a result of Riggs Capital Partners venture capital investment activity, we had venture capital commitments of $24.3 million as of September 30, 2001 of which $151 thousand are committed to be funded within one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED
                                                                                      CONTRACTUAL OR NOTIONAL VALUE
                                                           ------------------------------------------------------------------------
                                                            SEPTEMBER 30,           SEPTEMBER 30,           DECEMBER 31,
                                                                2001                    2000                    2000
===================================================================================================================================
Commitments to Extend Credit                                  $875,819                $944,225              $1,009,025

Venture Capital Commitments                                     24,290                  13,102                  22,622

Letters of Credit                                              143,890                 144,388                 153,112

Derivative Instruments:
            Foreign Exchange Contracts:
                 Commitments to Purchase                      $  6,979                $ 69,155              $   44,740
                 Commitments to Sell                           219,664                 297,638                 231,510
            Interest Rate Agreements
                       Swaps                                   117,420                 237,668                 229,854

Our interest rate agreement activity for the nine months ended September 30, 2001, is as follows:

                                                                          BALANCE                                         BALANCE
                                                                        DECEMBER 31,                                   SEPTEMBER 30,
                                                                           2000      ADDITIONS  MATURITIES  TERMINATIONS   2001
===================================================================================================================================
Interest Rate Agreements:
     Receive variable/pay fixed                                           $ 41,500     $     -   $       -     $     -   $  41,500
     Basis swaps                                                           100,000           -     100,000           -           -
     Riggs Bank Europe Limited                                              88,354       8,860      12,617       8,677      75,920
===================================================================================================================================
Total                                                                     $229,854     $ 8,860   $ 112,617     $ 8,677   $ 117,420

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward- looking statements, including the references to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. A variety of factors could cause our actual results and experiences to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. More specifically, these factors include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, general economic conditions, both domestic and international, and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the global economy and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned factors more likely.

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

RIGGS NATIONAL CORPORATION

Date:	November 6, 2001	/s/ TIMOTHY C. COUGHLIN
Timothy C. Coughlin
President

Date:	November 6, 2001	/s/ STEVEN T. TAMBURO
Steven T. Tamburo
Treasurer
(Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT         DESCRIPTION                                                                                       PAGES
  NO.
===================================================================================================================================
(3.1)  Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999
       (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30,
       1999, SEC File No. 09756).

(3.2)  By-laws of the Registrant with amendments through July 11, 2001                                              29

(4.1)  Indenture dated June 1, 1989, with respect to $100 million 9.65% Subordinated Debentures due 2009 (Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1989,
       SEC File No. 09756.)

(4.2)  Indenture dated December 13, 1996, with respect to $150 million, 8.625% Trust Preferred
       Securities, Series A due 2026 (Incorporated by reference to the Registrant’s S-3 dated
       February 6, 1997, SEC File No. 333-21297.)

(4.3)  Indenture dated March 12, 1997, with respect to $200 million, 8.875% Trust Preferred Securities,
       Series C due 2027 (Incorporated by reference to the Registrant’s S-3 dated May 2, 1997,
       SEC File No. 333-26447.)