Form 10-K
period 2001-12-31
RIGGS NATIONAL CORP
filed 2002-03-22
CIK 350847

Filing Page 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                                                                                    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

The aggregate market value of the Corporation’s voting stock held by non-affiliates of the registrant as of February 28,
2002, was $265,939,617.

The number of shares outstanding of the registrant's common stock, as of February 28, 2002 was 28,505,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Riggs National Corporation’s definitive Proxy Statement dated March 19, 2002 to Shareholders are incorporated by reference into Part III of this Form 10-K. Portions of Riggs National Corporation’s 2001 Annual Report
to Shareholders mailed with such Proxy Statement are incorporated by reference into Parts I and II of this Form 10-K.
With the exception of the portions of the Proxy Statement and Annual Report specifically incorporated herein by reference, the Proxy Statement and Annual Report are not deemed to be filed as part of this Form 10-K.

Filing Page 2

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

Filing Page 3

PART I

ITEM 1.

BUSINESS

Riggs National Corporation
Riggs National Corporation (“our company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and incorporated in the State of Delaware. Founded in 1980, we engage in a variety of banking-related activities through our bank and non-bank subsidiaries. We currently have banking operations or separate subsidiaries in the Washington, D.C. metropolitan area; New Haven, Connecticut; Miami, Florida; London, England; Berlin, Germany; Jersey, Channel Islands and Nassau, Bahamas. Additionally, we provide investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940. A subsidiary located in the Bahamas provides trust and corporate services, as well as traditional banking services. At December 31, 2001, we and our subsidiaries had 1,613 full-time equivalent employees.

We have six reportable business segments providing diverse products and services within the financial services industry. Our segments are Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners (venture capital) and Other, and are described on page 63 of our 2001 Annual Report, which is incorporated herein by reference.

Key elements of our business strategy for our subsidiaries are to continue to focus on growth opportunities through the additional accumulation of assets under management in our financial services division (Riggs & Co.), the orientation of our retail banking branches toward money management relationships, the development and specialization in relationship banking of banking products and services in specific growth industries, the continued preeminence in the embassy banking operations coupled with growth in the international private banking business lines, and limited venture capital investment in high-tech and other growth companies in the Mid-Atlantic region. As a complement to internally developed programs, we may pursue possible alliances or acquisitions that further our strategic goals. In addition to pursuing our strategic goals, we will continue to serve the varied financial needs of the Washington, D.C. metropolitan area and to meet our commitments under the Community Reinvestment Act.

Riggs Bank National Association
Our principal subsidiary is Riggs Bank N.A., a national banking association founded in 1836 and incorporated under the national banking laws of the United States in 1896. Riggs Bank N.A. had assets of $5.8 billion, deposits of $4.5 billion, and stockholder’s equity of $447.1 million at December 31, 2001.

Riggs Bank N.A. operates 30 branches and an investment advisory subsidiary in Washington, D.C.; 14 branches in Virginia; six branches in Maryland; a second investment advisory subsidiary in New Haven, Connecticut; a commercial bank in London, England; an Edge Act (federally-chartered corporation allowed to engage only in international banking or other financial transactions related to international business) subsidiary in Miami, Florida; branch offices in London, England, Berlin, Germany, Jersey, Channel Islands and Nassau, Bahamas and a Bahamian bank and trust company.

As a commercial bank, Riggs Bank N.A. provides a wide array of financial services to customers in the Washington, D.C. metropolitan area, throughout the United States and internationally.

Riggs Bank N.A.’s Corporate and Commercial Banking Groups provide services to customers ranging from small regional businesses to major multinational companies and non-profit groups. These services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities, foreign currency transactions, cash management and investment banking.

Riggs Bank N.A.’s wealth management division, Riggs & Co., provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, estate planning and trust administration.

Riggs Bank N.A. provides investment advisory services through Riggs Investment Management Corporation ("RIMCO") and J. Bush & Co. Incorporated, both of which are wholly-owned subsidiaries incorporated under the laws of Delaware and registered under the Investment Advisers Act of 1940.

Riggs Bank N.A.’s Retail Banking Group provides a variety of services including checking, NOW, savings and money market accounts, loans and personal lines of credit, certificates of deposit and individual retirement accounts, and investment sales. Additionally, the Retail Banking Group provides 24-hour banking services through its telebanking operations and a network of Riggs Bank N.A.’s 136 automated teller machines (“ATMs”) as well as national and regional ATM networks.

Riggs Bank N.A.’s International Banking Group furnishes a variety of financial services, including issuing letters of credit in connection with trade and other transactions, taking deposits, foreign exchange, private banking and cash management. Customers include embassies and foreign missions in Washington, D.C., foreign governments, central banks, and correspondent banks around the world. These services are provided through both domestic and international offices.

Additional international operations of Riggs Bank N.A. include:

•	Riggs Bank Europe Limited (“RBEL”), located in London, England, providing traditional corporate banking services, commercial property financing and trade finance. RBEL’s main office is located in the City of London. It also has a branch in Berlin, Germany.

•	Riggs & Company International, located in London, England providing portfolio management to international customers;

•	Riggs Bank N.A. London Branch, which has four locations in London, providing banking services to Embassy and private banking clients;

•	Riggs Bank and Trust Company (Channel Islands) Ltd., located in Jersey in the Channel Islands, providing offshore banking and trust services to international clients;

•	The Riggs Bank and Trust Company (Bahamas) Limited, in Nassau, providing trust services for international private banking customers.

Filing Page 4

Riggs Capital
Riggs Capital, one of our wholly-owned subsidiaries, issued 150,000 shares of 8.625% Trust Preferred Securities, Series A, with a liquidation preference of $1,000 per share, in December 1996. The Trust Preferred Securities, Series A qualify as Tier I Capital with certain limitations, see “Notes to Consolidated Financial Statements-Note 10 and Note 11” on pages 49–51, of our 2001 Annual Report, which is incorporated herein by reference.

Riggs Capital II, one of our wholly-owned subsidiaries, issued 200,000 shares of 8.875% Trust Preferred Securities, Series C, with a liquidation preference of $1,000 per share, in March 1997. The Trust Preferred Securities, Series C qualify as Tier I Capital with certain limitations, see “Notes to Consolidated Financial Statements-Note 10 and Note 11” on pages 49–51, of our 2001 Annual Report, which is incorporated herein by reference.

Riggs Capital Partners
Riggs Capital Partners LLC (“RCP”) and Riggs Capital Partners II (“RCP II”), our venture capital subsidiaries, specialize in equity investments typically in privately-held high-tech and growth companies. As of December 31, 2001, the fair value of combined venture capital investments of RCP and RCP II totaled $56.3 million.

Supervision and Regulation
Our company and Riggs Bank N.A. are subject to the supervision of and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Our national banking subsidiaries and certain of their subsidiaries are subject to the supervision of and regulation by the Office of the Comptroller of the Currency (the “OCC”). Other federal, state and foreign laws govern many aspects of the businesses of our company and our subsidiaries.

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

We are required to maintain minimum levels of qualifying capital under Federal Reserve Board risk-based capital guidelines. For full discussion of these guidelines, see “Management’s Discussion and Analysis—Capital Resources” and “Notes to Consolidated Financial Statements-Note 10.”

Under Federal Deposit Insurance Corporation (“FDIC”) regulations, the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is assigned to one of the following “supervisory subgroups”: “healthy,” “supervisory concern,” or “substantial supervisory concern.”

The OCC must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The OCC has established levels at which an insured institution would be considered “well capitalized,”“adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

Riggs Bank N.A. exceeds current minimum regulatory capital requirements and qualifies as “well capitalized.” Additional information concerning our capital adequacy can be found on pages 49 and 50 of our 2001 Annual Report, which is incorporated herein by reference.

A depository institution may not make any capital distribution (including payment of a dividend) or pay any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the Interstate Act authorized a bank to merge with a bank in another state as long as neither of the states had opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

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

Filing Page 5

Under Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support such banks in circumstances where a bank holding company might not do so absent such policy. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

In recent years, Federal regulators have increased the attention paid to compliance with the provisions of the Bank Secrecy Act and related laws, with particular attention paid to “Know Your Customer” practices, which are now known as Enhanced Due Diligence. Banks have been encouraged, by both regulators and by various industry groups, to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide their illicit profits.

On October 26, 2001, the President signed into law the USA Patriot Act of 2001 that increases certain responsibilities for banks to, among other things, enhance its due diligence in monitoring accounts to curtail terrorist activities. The USA Patriot Act also applies BSA procedures to broker dealers.

The Bank is also responsible for compliance with restrictions from the US Treasury’s Office of Foreign Assets Control (OFAC). Accordingly, our Bank restricts transactions with certain countries except as permitted by OFAC or in accordance with a license from OFAC.

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

Restructuring Costs
As described on pages 13 and 42 to 43 of our 2001 Annual Report, the Company recorded restructuring charges in 2001 in anticipation of various operational restructurings. A summary of restructuring costs is as follows (in thousands):

Description	Balance at Beginning of Period	Amount Charged to Expense	Deductions	Balance at End of Period
Restructuring Expense	$0	$4,327	$1,607	$2,720

ITEM 2.

PROPERTIES
We own properties located in Washington, D.C., which house our executive offices, 14 of our branches, and certain operational units of Riggs Bank N.A. We also own an office building in Maryland, where additional operational units of Riggs Bank N.A. are located. Further, we own an office building in London, England, and lease various properties in Washington, D.C.; London, England; Berlin, Germany; Jersey, Channel Islands; Miami, Florida; New Haven, Connecticut; northern Virginia and Maryland. Additional information concerning our facilities can be found on page 12 of our 2001 Annual Report, which information is incorporated herein by reference.

ITEM 3.

LEGAL PROCEEDINGS
Incorporated by reference to page 49 of our 2001 Annual Report.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
No matters were submitted to security holders for vote during the fourth quarter of 2001.

Filing Page 6

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED SHAREHOLDER MATTERS
The common stock of Riggs National Corporation is traded on The Nasdaq Stock Market under the symbol:“RIGS.”

A history of the Corporation’s stock prices and dividends is incorporated by reference to page 71 of our 2001 Annual Report.

As of February 28, 2002, there were 1,979 shareholders of record.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA
Incorporated by reference to page 12 of our 2001 Annual Report.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to pages 12-33 of our 2001 Annual Report.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
Incorporated by reference to pages 20-21 and 33 of our 2001 Annual Report.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to pages 34-72 of our 2001 Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Information regarding a change in accountants was previously reported in a current report on Form 8-K dated as of March 12, 2002.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item pertaining to directors of our company who are standing for reelection this year is included in our proxy statement for our 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”), which is incorporated by reference. The information required by this Item pertaining to executive officers of our company is as follows:

Executive Officer*	Position	Age
Robert L. Allbritton	Chairman of the Board and Chief Executive Officer of the Corporation since 2001, Chairman of the Board of Riggs Bank N.A. since 2001	32
Timothy C. Coughlin	President of the Corporation since 1992	59
Joseph M. Cahill	General Counsel of the Corporation since 2000 and Executive Vice President and General Counsel of Riggs Bank N.A. since 2001	48
William A. Craig	Executive Vice President of Riggs Bank N.A. Human Resources since 2000	59
Stanley M. Dore, III	Senior Vice President of Riggs Bank N.A., Risk Management since 2000	40
Henry A. Dudley, Jr.	Executive Vice President and Chief Trust Officer of Riggs Bank N.A. since 1994 and President of Riggs & Co. since 2001	55
Jeffrey T. Glynn	Executive Vice President of Riggs Bank N.A. Community Banking since 2000	43
Lawrence I. Hebert	President and Chief Executive Officer of Riggs Bank N.A. since 2001	55
Mark N. Hendrix	Executive Vice President of Riggs Bank N.A. Marketing since 1998	42
Shaun V. Kelley	Executive Vice President and Chief Credit Officer of Riggs Bank N.A. since 2001	48
Raymond M. Lund	Executive Vice President of Riggs Bank N.A. International Banking Group since 1996	40
Henry D. Morneault	Executive Vice President of Riggs Bank N.A. and Chairman of Riggs & Co. since 2001	51
Robert C. Roane	Executive Vice President and Chief Operating Officer of Riggs Bank N.A. since 1999	45
Terrie G. Spiro	Executive Vice President of Riggs Bank N.A. Relationship Banking since 2001	45
Steven T. Tamburo	Chief Financial Officer and Treasurer of the Corporation since 2001 Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 2001	33

*Executive officers of Riggs National Corporation, including certain executive officers of Riggs Bank N.A., as of December 31, 2001.

Filing Page 7

EXPERIENCE OF MANAGEMENT

Robert L. Allbritton has been Chairman of the Board and Chief Executive Officer of the Corporation and Chairman of the Board of Riggs Bank N.A. since 2001. He also serves as a director of Perpetual Corporation (indirect owner of Allbritton Communications Company and 99.7% owner of ALLNEWSCO, Inc.), Chairman and Chief Executive Officer of Allbritton Communications Company and Chairman and director of ALLNEWSCO, Inc.

Timothy C. Coughlin has served as President of the Corporation since 1992. He has been a director of the Corporation since 1988 and was a Director of Riggs Bank N.A. from 1983 to 1996.

Joseph M. Cahill was appointed General Counsel of the Corporation in 2000 and has served as Executive Vice President and General Counsel of Riggs Bank N.A. since 2001. Mr. Cahill also served as Executive Director of Legal Affairs of Riggs Bank N.A. from 1998 to 2001, Litigation Manager of Riggs Bank N.A. from 1996 to 1997, and Associate Litigation Manager from 1993 to 1995.

William A. Craig, Executive Vice President, has served as head of Human Resources since 2000. Prior to joining Riggs, Mr. Craig served as Senior Vice President and Chief Administrative Officer at Merchant's Inc., and held similar positions at Perpetual Financial Corporation, Woodward and Lothrop, and Giant Food.

Stanley M. Dore, III, has served as Senior Vice President and Risk Manager since January 2001 and as Director of Risk Management, Riggs Bank N.A. since November 2000. He also served in various management roles at Sallie Mae, Inc. from 1989 to 2000, most recently as Head of Corporate Risk Management.

Henry A. Dudley, Jr., Executive Vice President, has served as President of Riggs & Co., which includes the Trust Division and Private Banking since 2001. He also has served as Chief Trust Officer of the Bank since 1994.

Jeffrey T. Glynn has served as Executive Vice President-Community Banking since April of 2000. Mr. Glynn has served in various management positions with Riggs during the past 7 years. He held the position of Senior Vice President of RiggsDirect, the Bank’s telephone banking group, from 1995 to 2000.

Lawrence I. Hebert, has served as President and Chief Executive Officer of Riggs Bank N.A. since 2001. He has served as director of Riggs National Corporation since 1988 and as director of Riggs Bank N.A. from 1981-1988, from 1989-1996, and since 2001. Mr. Hebert also serves as President and director of Perpetual Corporation (indirect owner of Allbritton Communications Company and 99.7% owner of ALLNEWSCO, Inc.), director of ALLNEWSCO, Inc., and President of Westfield News Advertiser, Inc. Prior to joining Riggs, Mr. Hebert served as Chairman and Chief Executive Officer of Allbritton Communications Company.

Mark N. Hendrix, has served as Executive Vice President and Chief Marketing officer of Riggs Bank N.A. since 1998. Prior to joining Riggs, Mr. Hendrix served as Director of Marketing Communications for Barnett Banks, Inc.

Shaun V. Kelley, has served as Executive Vice President and Chief Credit Officer since 2001. Prior to joining Riggs, Mr. Kelley was at First Union National Bank in Northern Virginia, serving as Managing Director of the Private Capital Management Group from 2000 to 2001, and as Senior Vice President and Chief Credit Officer from 1993 to 2000.

Raymond M. Lund has served as Executive Vice President-International Banking Group since 1996. Mr. Lund has served in various management positions during the past 13 years, including Head of the International and Domestic Private Banking Divisions.

Henry D. Morneault, has served as Executive Vice President and Chairman of Riggs & Co. since 2001. Mr. Morneault joined Riggs from FleetBoston Financial, where he was Group Manager and Managing Director of the Media and Entertainment Group.

Robert C. Roane, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A. since May of 1999. Mr. Roane has served in various management positions with Riggs during the past 24 years.

Terrie G. Spiro, Executive Vice President, has served as Head of Relationship Banking since 2001. Prior to joining Riggs, Ms. Spiro spent 12 years in President and CEO positions at Tysons Financial Corporation and Heritage Bancorp.

Steven T. Tamburo has served as Chief Financial Officer and Treasurer of the Corporation and Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 2001. Mr. Tamburo also served as Deputy Chief Financial Officer of the Corporation and as Senior Vice President and Deputy Chief Financial Officer of Riggs Bank N.A. from 2000 to 2001, as Senior Vice President and Controller of Riggs Bank N.A. from 1999 to 2000, and as Group Vice President-Management and Regulatory Reporting-Riggs Bank N.A. from 1998 to 1999.

Filing Page 8

ITEM 11.

EXECUTIVE COMPENSATION
The information required by this Item is included in Riggs National Corporation’s 2002 Proxy Statement to Shareholders, which is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is included in Riggs National Corporation’s 2002 Proxy Statement to Shareholders, which is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is included in the 2002 Proxy Statement to Shareholders, which is incorporated herein by reference.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
14(a) Financial Statements
The financial statements included on pages 34-72 of our 2001 Annual Report are incorporated herein by reference.

The exhibits listed on the Index to Exhibits are incorporated herein by reference.

14(b) Reports on Form 8-K
On December 13, 2001, the Corporation filed a Form 8-K regarding its press release issued on the same date. The press release announced restructuring and other charges designed to enhance the Corporation’s business performance and customer service, and better position the Corporation both for the current and long-term economic environments.

Filing Page 9

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

/s/ ROBERT L. ALLBRITTON
Robert L. Allbritton,
Chairman of the Board and Chief Executive Officer
March 20, 2002

/s/ TIMOTHY C. COUGHLIN Timothy C. Coughlin	President and Director
/s/ STEVEN T. TAMBURO Steven T. Tamburo	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
JOE L. ALLBRITTON* Joe L. Allbritton	Vice Chairman of the Board
J. CARTER BEESE, JR.* J. Carter Beese, Jr.	Director
CHARLES A. CAMALIER, III* Charles A. Camalier, III	Director
LAWRENCE I. HEBERT* Lawrence I. Hebert	Director
STEVEN B. PFEIFFER* Steven B. Pfeiffer	Director
ROBERT L. SLOAN* Robert L. Sloan	Vice Chairman of the Board
JACK VALENTI* Jack Valenti	Director
WILLIAM L. WALTON* William L. Walton	Director
EDDIE N. WILLIAMS* Eddie N. Williams	Director

*By: /s/ JOSEPH M. CAHILL
        Joseph M. Cahill, Attorney-in-fact
        March 20, 2002

Filing Page 10

INDEX TO
   EXHIBITS

Exhibit
No.                                                                                                        Description                                                               Pages

(3.1)      Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999
           (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999,
           SEC File No. 0-9756)

(3.2)      By-laws of the Registrant with amendments through January 23, 2002                                         12-38

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

(10.1)     Time Sharing Agreement for lease of Gulfstream V by Perpetual Corporation/Lazy Lane
           Farms, Inc. and Allbritton Communications companies (Incorporated by reference to the
           Registrant's Form 10-Q dated March 31, 2001, SEC File No. 0-9756)

(10.2)     Time Sharing Agreement for lease of Beechcraft King Air 300 by Riggs Bank N.A.
           (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000,
           SEC File No. 0-9756)

(10.3)     Time Sharing Agreement for lease of Gulfstream III by Riggs Bank N.A. (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000,
           SEC File No. 0-9756)

(10.4)     Time Sharing Agreement for lease of Beechcraft King Air 300 between Allbritton Communications
           Company and Riggs Bank N.A. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2001, SEC File No. 0-9756)

(10.5)+    Joe L. Allbritton Settlement Agreement, dated December 31, 2001                                            39-41

(10.6)+    First Amendment dated March 28, 2001 to Amended Joe L. Allbritton Employment Agreement
           (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001,
           SEC File No. 0-9756)

(10.7)+    Riggs National Corporation's Senior Executive Change of Control and Retention Agreement                    42-66

(10.8)+    Trust Under the Riggs National Corporation's Senior Executive Change of Control and Retention              67-84
           Agreement, dated November 8, 2001

(10.9)+    Riggs National Corporation's Executive Deferred Compensation Plan (Incorporated by reference to the Registrant's Form S-8 dated December 6, 2001, SEC File No. 333-74644)

(10.10)+   Trust under the Riggs National Corporation's Executive Deferred Compensation Plan (Incorporated
           by reference to the Registrant's Form S-8 dated December 6, 2001, SEC File No. 333-74644)

(10.11)+   Riggs National Corporation's Executive Incentive Plan (Incorporated by reference to the
           Registrant's Form 10-Q for the quarter ended September 30, 1999, SEC File No. 0-9756)

(10.12)+   Split Dollar Life Insurance Plan Agreements (Incorporated by reference to the Registrant's Form
           10-K for the year ended December 31, 1998, SEC File No. 0-9756)

(10.13)+   The 1993 Stock Option Plan and the 1994 Stock Option Plan, as amended April 15, 1998
           (Incorporated by reference to the Registrant's Annual Meeting Proxy Statement filed March 18, 1998), and the
           1996 Stock Option Plan and the 1997 Non-Employee Directors Stock Option Plan, as amended April 14, 1999
           (Incorporated by reference to the Registrant's Annual Meeting Proxy Statement filed March 17, 1999)

Filing Page 11

Exhibit
No.                                                                                                        Description                                                               Pages

(10.14)+   Riggs National Corporation and Riggs Bank N.A. Deferred Compensation Plan for Directors,
           revised April 12, 2000 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000, SEC File No. 0-9756)

(10.15)+   Description of the 2001 General Incentive Plan (Incorporated by reference to the Registrant's Form
           10-Q for the quarter ended March 31, 2001, SEC File No. 0-9756)

(10.16)+   Supplemental Executive Retirement Plan, as amended and restated July 12, 1995 (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No.
           0-9756)

(10.17)+   Trust Agreement, dated July 12, 1995, for the Supplemental Executive Retirement Plan and
           the Split Dollar Life Insurance and Supplemental Death Benefit Plans (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, SEC File No. 0-9756)

(10.18)    Operating Agreement of Riggs Capital Partners LLC (Incorporated by reference to the Registrant's
           Form 10-K for the year ended December 31, 1999, SEC File No., 0-9756)

(10.19)    First Amendment to Operating Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000, SEC File No. 0-9756)

(10.20)    Riggs Capital Partners, LLC Investment & Management Agreement with RCP Investments, LP
           (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000,
           SEC File No. 0-9756)

(10.21)    Second Amendment to Operating Agreement of Riggs Capital Partners LLC                                      85-88

(10.22)    Operating Agreement of Riggs Capital Partners II, LLC                                                     89-121

(10.23)    Riggs Capital Partners II, LLC Investment and Management Agreement                                       122-127

(10.24)    Riggs Capital Partners Operating and Services Agreement with RCP Investments L.P.                        128-136

(10.25)    First Amendment to Riggs Capital Partners Operating and Services Agreement                               137-138

(11)       Computation of Per Share Earnings                                                                            139

(13)       Portions of our 2001 Annual Report to Shareholders                                                       140-211

(21)       Subsidiaries of the Registrant                                                                               212

(23)       Consent of Independent Public Accountants                                                                    213

(24)       Powers of Attorney                                                                                           214

(99)       Representation of Arthur Andersen LLP                                                                        215

+ Management contract or compensatory plan or arrangement

Exhibits omitted are not required or not applicable