Form 10-Q
period 2002-03-31
RIGGS NATIONAL CORP
filed 2002-05-06
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Common Stock, $2.50 par value               28,505,855
                       (Title of Class)               (Outstanding at April 30, 2002)

RIGGS NATIONAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                                     PAGE NO.

Item 1.      Financial Statements

                         Consolidated Statements of Income (Unaudited)
                         Three months ended March 31, 2002 and 2001                              3

                         Consolidated Statements of Condition (Unaudited)
                         March 31, 2002 and 2001, and December 31, 2001                          4

                         Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                         Three months ended March 31, 2002 and 2001                              5

                         Consolidated Statements of Cash Flows (Unaudited)
                         Three months ended March 31, 2002 and 2001                              6

                         Notes to the Consolidated Financial Statements (Unaudited)            7-13

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              14-20

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                       20-21

PART II. OTHER INFORMATION

Item 1.                  Legal Proceedings                                                       22

Item 2.                  Change in Securities                                                    22

Item 3.                  Defaults Upon Senior Securities                                         22

Item 4.                  Submission of Matters to a Vote of Security Holders                     22

Item 5.                  Other Information                                                       22

Item 6.                  Exhibits and Reports on Form 8-K                                        22

Signatures                                                                                       22

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                           THREE MONTHS ENDED
(UNAUDITED)                                                                                                      MARCH 31,
                                                                                                           -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                                      2002       2001
==================================================================================================================================
INTEREST INCOME
  Interest and Fees on Loans                                                                                  $43,691     $53,587
  Interest and Dividends on Securities Available for Sale                                                      17,458      18,601
  Interest on Time Deposits with Other Banks                                                                      731       5,077
  Interest on Federal Funds Sold and Reverse Repurchase Agreements                                              2,541       4,124
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income                                                                                        64,421      81,389
INTEREST EXPENSE
  Interest on Deposits:
      Savings and NOW Accounts                                                                                    291         509
      Money Market Deposit Accounts                                                                             4,538       8,673
      Time Deposits in Domestic Offices                                                                         6,380       8,932
      Time Deposits in Foreign Offices                                                                          2,364       8,343
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Deposits                                                                                   13,573      26,457
----------------------------------------------------------------------------------------------------------------------------------
  Interest on Short-Term Borrowings and Long-Term Debt:
      Repurchase Agreements and Other Short-Term Borrowings                                                     1,988       6,888
      Long-Term Debt                                                                                            1,618       1,618
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest on Short-Term Borrowings and Long-Term Debt                                                    3,606       8,506
----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense                                                                                       17,179      34,963
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                                          47,242      46,426
  Provision for Loan Losses                                                                                    (1,668)        115
----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                                          48,910      46,311
NONINTEREST INCOME
  Trust and Investment Advisory Income                                                                         11,839      12,664
  Service Charges and Fees                                                                                     11,050      10,337
  Venture Capital Investment Losses, Net                                                                       (6,866)     (7,886)
  Other Noninterest Income                                                                                      2,218       2,218
  Securities Gains, Net                                                                                           287      10,388
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Income                                                                                     18,528      27,721
NONINTEREST EXPENSE
  Salaries and Employee Benefits                                                                               27,463      25,909
  Occupancy, Net                                                                                                5,028       5,235
  Data Processing Services                                                                                      5,259       5,587
  Furniture, Equipment and Software                                                                             3,817       4,863
  Other Noninterest Expense                                                                                    15,215      14,925
----------------------------------------------------------------------------------------------------------------------------------
  Total Noninterest Expense                                                                                    56,782      56,519
----------------------------------------------------------------------------------------------------------------------------------
  Income before Taxes and Minority Interest                                                                    10,656      17,513
  Applicable Income Tax Expense                                                                                 4,315       6,984
  Minority Interest in Income of Subsidiaries, Net of Taxes                                                     4,916       4,923
==================================================================================================================================
  Net Income                                                                                                  $ 1,425     $ 5,606

EARNINGS PER SHARE-      Basic                                                                                $  0.05     $  0.20
                         Diluted                                                                                 0.05        0.19

DIVIDENDS DECLARED AND PAID PER SHARE                                                                         $  0.05     $  0.05

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)                                                                          MARCH 31, DECEMBER 31,  MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                  2002        2001        2001
======================================================================================================================
ASSETS
  Cash and Due from Banks                                                           $  160,328  $  179,743 $  130,840
  Federal Funds Sold and Reverse Repurchase Agreements                                 546,000     629,000    447,000
----------------------------------------------------------------------------------------------------------------------
  Total Cash and Cash Equivalents                                                      706,328     808,743    577,840

  Time Deposits with Other Banks                                                       211,903     289,464    345,692
  Securities Available for Sale (at Market Value)                                    1,759,492   1,718,638  1,199,431
  Venture Capital Investments                                                           52,200      56,320     73,608

  Loans                                                                              2,771,840   2,868,592  2,866,444
  Reserve for Loan Losses                                                              (26,718)    (29,540)   (34,818)
----------------------------------------------------------------------------------------------------------------------
  Total Net Loans                                                                    2,745,122   2,839,052  2,831,626

  Premises and Equipment, Net                                                          194,795     197,018    211,283
  Other Assets                                                                         190,632     190,167    170,558
======================================================================================================================
  Total Assets                                                                      $5,860,472  $6,099,402 $5,410,038

LIABILITIES
  Deposits:
  Noninterest-Bearing Demand Deposits                                               $  675,249  $  661,823 $  662,284
  Interest-Bearing Deposits:
      Savings and NOW Accounts                                                         295,217     305,839    344,304
      Money Market Deposit Accounts                                                  1,887,457   1,955,483  1,686,142
      Time Deposits in Domestic Offices                                              1,329,060   1,132,200    755,903
      Time Deposits in Foreign Offices                                                 357,721     466,938    589,102
----------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Deposits                                                    3,869,455   3,860,460  3,375,451
----------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                     4,544,704   4,522,283  4,037,735

  Repurchase Agreements and Other Short-Term Borrowings                                457,472     596,620    444,758
  Other Liabilities                                                                    139,066     203,151    119,201
  Long-Term Debt                                                                        66,525      66,525     66,525
----------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  5,207,767   5,388,579  4,668,219

GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  JUNIOR
  SUBORDINATED  DEFERRABLE  INTEREST  DEBENTURES                                       294,284     350,000    350,000
======================================================================================================================
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common Stock-$2.50 Par Value
                                      3/31/02    12/31/01     3/31/01
                                     -----------------------------------
             Authorized              50,000,000  50,000,000  50,000,000
             Issued                  31,806,448  31,795,703  31,749,264
             Outstanding             28,505,650  28,494,905  28,448,466                 79,516      79,489     79,373
  Additional Paid in Capital                                                           168,360     163,125    162,620
  Retained Earnings                                                                    197,544     197,545    230,800
  Accumulated Other Comprehensive Loss                                                 (15,642)     (7,979)    (9,617)
  Treasury Stock - 3,300,798 shares at March 31, 2002 and 2001, and
         December 31, 2001                                                             (71,357)    (71,357)   (71,357)
----------------------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                                           358,421     360,823    391,819
======================================================================================================================
  Total Liabilities and Shareholders' Equity                                        $5,860,472  $6,099,402 $5,410,038

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              COMMON                            ACCUMULATED
                                                               STOCK    ADDITIONAL                 OTHER                  TOTAL
                                                               $2.50     PAID IN    RETAINED   COMPREHENSIVE TREASURY  SHAREHOLDERS'
                                                                PAR      CAPITAL    EARNINGS   INCOME (LOSS)  STOCK      EQUITY
==================================================================================================================================
Balance, December 31, 2000                                      $79,254   $162,206    $226,616    $(13,973)  $(71,357)   $382,746
Comprehensive Income:
   Net Income                                                                            5,606                              5,606
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                                6,523                  6,523
    Unrealized Gain (Loss) on Derivatives,
      Net of Reclassification Adjustments                                                           (1,047)                (1,047)
    Foreign Exchange
      Translation Adjustments                                                                       (1,120)                (1,120)
                                                                                                                      ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                          4,356
                                                                                                                      ============
Total Comprehensive Income (Loss)                                                                                           9,962

Issuance of Common Stock for
  Stock Option Plans-47,800 Shares                                  119        414                                            533

Cash Dividends -
  Common Stock, $.05 per Share                                                          (1,422)                            (1,422)
==================================================================================================================================
Balance, March 31, 2001                                         $79,373   $162,620    $230,800     $(9,617)  $(71,357)   $391,819

Balance, December 31, 2001                                      $79,489   $163,125    $197,545     $(7,979)  $(71,357)   $360,823
Comprehensive Income:
   Net Income                                                                            1,425                              1,425
   Other Comprehensive Income
     (Loss), Net of Tax: (1)
    Unrealized Gain (Loss) on
      Securities Available for Sale, Net
      of Reclassification Adjustments                                                               (7,205)                (7,205)
    Unrealized Gain (Loss) on Derivatives,
      Net of Reclassification Adjustments                                                              255                    255
    Foreign Exchange
      Translation Adjustments                                                                         (713)                  (713)
                                                                                                                      ------------
   Total Other Comprehensive
     Income (Loss)                                                                                                         (7,663)
                                                                                                                      ============
Total Comprehensive Income (Loss)                                                                                          (6,238)

Issuance of Common Stock for
  Stock Option Plans-10,745 Shares                                   27        113                                            140
Repurchase of
  Trust Preferred Securities, Net                                            5,122                                          5,122
Cash Dividends -
  Common Stock, $.05 per Share                                                          (1,426)                            (1,426)
==================================================================================================================================
Balance, March 31, 2002                                         $79,516   $168,360    $197,544    $(15,642)  $(71,357)   $358,421

(1) - See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                           -----------------------
                                                                                                              2002       2001
==================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                 $    1,425    $  5,606
  Adjustments to Reconcile Net Income to Cash
    Provided By Operating Activities:
     Provision for Loan Losses                                                                                 (1,668)        115
     Unrealized Losses on Venture Capital Investments                                                           6,385      13,352
     (Gains) Losses on Sales of Venture Capital Investments                                                       481      (5,466)
     Depreciation Expense and Amortization of Leasehold Improvements                                            4,182       3,741
     Gains on Sales of Securities Available for Sale                                                             (287)    (10,388)
     (Increase) Decrease in Other Assets                                                                         (205)     21,305
     Decrease in Other Liabilities                                                                            (88,237)    (11,753)
----------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                           (79,349)     10,906
----------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Operating Activities                                                           (77,924)     16,512
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease In Time Deposits with Other Banks                                                               77,561      20,209
  Principal Collections and Maturities of Securities Available for Sale                                     2,772,466     477,683
  Proceeds from Sales of Securities Available for Sale                                                            520      81,342
  Purchases of Securities Available for Sale                                                               (2,799,625)   (464,545)
  Purchases of Venture Capital Investments                                                                     (2,801)     (5,862)
  Proceeds from Sale of Venture Capital Investments                                                                55       8,102
  Net Decrease in Loans                                                                                        94,270      73,192
  Net Increase in Premises and Equipment                                                                       (1,959)     (1,151)
  Other, Net                                                                                                      188        (392)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                                                     140,675     188,578
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in:
    Demand, NOW, Savings and Money Market Deposit Accounts                                                    (65,222)      6,245
    Time Deposits                                                                                              87,643     (44,487)
    Repurchase Agreements and Other Short-Term Borrowings                                                    (139,148)   (138,074)
  Proceeds from the Issuance of Common Stock                                                                      140         533
  Dividend Payments - Common                                                                                   (1,426)     (1,422)
  Repurchase of Trust Preferred Securities                                                                    (46,440)          -
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                                                        (164,453)   (177,205)
----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                                                                  (713)     (1,120)
----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                                         (102,415)     26,765
Cash and Cash Equivalents at Beginning of Period                                                              808,743     551,075
==================================================================================================================================
Cash and Cash Equivalents at End of Period                                                                 $  706,328    $577,840

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:
  Trade Dated Securities                                                                                   $   25,012    $ 33,515
  Loans Transferred to Other Real Estate Owned                                                                  1,551           -

CASH PAID DURING  THE YEAR FOR:
  Interest Paid                                                                                            $   16,192    $ 34,592
  Income Tax Payments                                                                                               -          13

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for all of 2002. For comparability, certain prior period amounts have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

NOTE 2. EARNINGS PER SHARE

Earnings per share computations are as follows:

                                                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                       MARCH 31, 2002          MARCH 31, 2001
                                                                                   ===============================================
                                                                                      BASIC      DILUTED     BASIC      DILUTED
                                                                                       EPS         EPS        EPS         EPS
                                                                                   ===============================================
Net Income Available to Common Shareholders                                            $ 1,425     $ 1,425    $ 5,606     $ 5,606

Weighted-Average Shares Outstanding                                                 28,502,828  28,502,828 28,438,357  28,438,357
Weighted-Average Dilutive Effect
   of Stock Option Plans                                                                   n/a     324,735        n/a     364,043
                                                                                   -----------------------------------------------
Adjusted Weighted-Average Shares Outstanding                                        28,502,828  28,827,563 28,438,357  28,802,400

Basic EPS                                                                              $   .05                $   .20
Diluted EPS                                                                                        $   .05                $   .19

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3. OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                                 BEFORE-      TAX
                                                                                                   TAX     (EXPENSE)  NET-OF-TAX
                                                                                                 AMOUNT     BENEFIT     AMOUNT
==================================================================================================================================
THREE MONTHS ENDED MARCH 31, 2001:
Foreign Currency Translation Adjustments                                                           $(1,723)   $   603     $(1,120)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                           10,111     (3,539)      6,572
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                                (76)        27         (49)
----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses) on Securities                                                       10,035     (3,512)      6,523
----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                           (1,337)       468        (869)
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                               (274)        96        (178)
----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses) on Derivatives                                                      (1,611)       564      (1,047)
==================================================================================================================================
Other Comprehensive Income (Loss)                                                                  $ 6,701    $(2,345)    $ 4,356

THREE MONTHS ENDED MARCH 31, 2002:

Foreign Currency Translation Adjustments                                                          $ (1,097)    $  384     $  (713)
Unrealized Gains (Losses) on Securities:
  Unrealized Holding Gains (Losses) Arising During Period                                          (10,797)     3,779      (7,018)
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                               (287)       100        (187)
----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses) on Securities                                                      (11,084)     3,879      (7,205)
----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gains (Losses) on Derivatives:
  Unrealized Holding Gains (Losses) Arising During Period                                            1,980       (693)      1,287
  Reclassification Adjustment for (Gains) Losses Realized in Net Income                             (1,587)       555      (1,032)
----------------------------------------------------------------------------------------------------------------------------------
  Net Unrealized Gains (Losses) on Derivatives                                                         393       (138)        255
==================================================================================================================================
Other Comprehensive Income (Loss)                                                                 $(11,788)   $ 4,125     $(7,663)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

                                                                                     FOREIGN   UNREALIZED  UNREALIZED  ACCUMULATED
                                                                                    CURRENCY   GAIN (LOSS) GAIN (LOSS)   OTHER
                                                                                   TRANSLATION     ON          ON     COMPREHENSIVE
                                                                                   ADJUSTMENTS SECURITIES DERIVATIVES INCOME (LOSS)
==================================================================================================================================
THREE MONTHS ENDED MARCH 31, 2001:
Balance, December 31, 2000                                                             $(4,657)    $(9,316)   $    -     $(13,973)
Period Change                                                                           (1,120)      6,523     (1,047)      4,356
==================================================================================================================================
Balance, March 31, 2001                                                                $(5,777)    $(2,793)   $(1,047)   $ (9,617)

THREE MONTHS ENDED MARCH 31, 2002:
Balance, December 31, 2001                                                             $(5,679)    $   (69)   $(2,231)   $ (7,979)
Period Change                                                                             (713)     (7,205)       255      (7,663)
==================================================================================================================================
Balance, March 31, 2002                                                                $(6,392)    $(7,274)   $(1,976)   $(15,642)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4: SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and commercial customers. The International Banking segment includes our Washington, D.C. based embassy banking business, the London-based banking subsidiary, Riggs Bank Europe Limited and a branch in Berlin. The International Banking segment also includes our international private-client services division. Riggs & Company is the domestic private client services division that provides trust and investment management services to a broad customer base. The Treasury segment is responsible for asset and liability management throughout our company. Riggs Capital Partners represents our venture capital subsidiaries, which specialize in equity investments in privately-held high-growth companies. The Other segment consists of our unallocated parent-company income and expense, net interest income from unallocated equity, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

We evaluate segment performance based on income before taxes and minority interest. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies disclosed in our December 31, 2001 Form 10-K. We account for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred.

Reconciliations are provided from the segment totals to our consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset as these items result from intercompany transactions and the reconciliation of total average assets represents the elimination of intercompany transactions.

==================================================================================================================================
THREE MONTHS                                                                           RIGGS                              RIGGS
ENDED                                           INTERNATIONAL RIGGS &                 CAPITAL                            NATIONAL
MARCH 31, 2002                        BANKING     BANKING     COMPANY    TREASURY    PARTNERS     OTHER  RECONCILIATION CORPORATION
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                      $   39,276    $  7,708    $  1,474 $   23,988     $    58    $  8,784
Interest Expense                         10,054       7,339       1,148      4,907           -       9,801
Funds Transfer Income (Expense)           3,629       9,180       3,100    (19,041)       (952)      4,084
                                     ---------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                         32,851       9,549       3,426         40        (894)      3,067
Provision for Loan Losses                     -           -           -          -           -       1,668
Tax Equivalent Adjustment                  (814)          -          17          -           -           -
                                     ---------------------------------------------------------------------------------------------
Net Interest Income (Loss)           $   32,037    $  9,549    $  3,443 $       40     $  (894)   $  4,735 $      -    $   48,910
                                     ---------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                          $   10,282    $  1,171    $ 12,879 $      892     $(6,781)   $     85
Intersegment Noninterest Income             720       3,034         658          -           -         641
                                     ---------------------------------------------------------------------------------------------
Total Noninterest Income             $   11,002    $  4,205    $ 13,537 $      892     $(6,781)   $    726 $    (5,053)$   18,528
                                     ---------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization        $      985    $    308    $    125 $        3     $     7    $  2,185
Direct Expense                           16,220      10,507       9,411        914         708      20,463
Overhead and Support                     12,767       3,003       3,065        511          91     (19,438)
                                     ---------------------------------------------------------------------------------------------
Total Noninterest Expense            $   29,972    $ 13,818    $ 12,601 $    1,428     $   806    $  3,210 $    (5,053)$   56,782
                                     ---------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                  $   13,067    $    (64)   $  4,379 $     (496)    $(8,481)   $  2,251 $      -    $   10,656
                                     ---------------------------------------------------------------------------------------------
Total Average Assets                 $2,949,793    $699,001    $230,310 $3,219,033     $76,571    $821,027 $(2,046,306)$5,949,429
==================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

==================================================================================================================================
THREE MONTHS                                                                           RIGGS                               RIGGS
ENDED                                           INTERNATIONAL RIGGS &                 CAPITAL                            NATIONAL
MARCH 31, 2001                        BANKING     BANKING     COMPANY    TREASURY    PARTNERS    OTHER  RECONCILIATION CORPORATION
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
Interest Income                      $   45,720   $  13,577    $  1,305 $   34,035   $     106    $ 11,125
Interest Expense                         16,080      17,464       3,094     10,855           -      11,369
Funds Transfer Income (Expense)           2,609      12,878       4,957    (24,627)     (1,002)      5,185
                                     ---------------------------------------------------------------------------------------------
Net Interest Income (Loss),
  Tax-Equivalent                         32,249       8,991       3,168     (1,447)       (896)      4,941
Provision for Loan Losses                 3,444      (3,559)          -          -           -           -
Tax Equivalent Adjustment                  (580)          -           -          -           -           -
                                     ---------------------------------------------------------------------------------------------
Net Interest Income (Loss)           $   35,113   $   5,432    $  3,168 $   (1,447)  $    (896)   $  4,941 $     -     $   46,311
                                     ---------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest Income-External
  Customers                          $   10,349   $     497    $ 13,385 $    1,041   $  (7,886)   $ 10,335
Intersegment Noninterest Income             845       1,743         645          -           -         670
                                     ---------------------------------------------------------------------------------------------
Total Noninterest Income             $   11,194   $   2,240    $ 14,030 $    1,041   $  (7,886)   $ 11,005 $   (3,903) $   27,721
                                     ---------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Depreciation and Amortization        $    1,068   $     348    $    208 $        4   $       7    $  2,295
Direct Expense                           16,293       9,803       9,824        986       4,004      15,582
Overhead and Support                     13,347       3,274       2,573        586         112     (19,892)
                                     ---------------------------------------------------------------------------------------------
Total Noninterest Expense            $   30,708   $  13,425    $ 12,605 $    1,576   $   4,123    $ (2,015)$   (3,903) $   56,519
                                     ---------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and
  Minority Interest                  $   15,599   $  (5,753)   $  4,593 $   (1,982)  $ (12,905)   $ 17,961 $      -    $   17,513
                                     ---------------------------------------------------------------------------------------------
Total Average Assets                 $2,661,525   $ 862,114    $ 95,308 $2,338,276   $  93,356    $867,851 $(1,551,581)$5,366,849
==================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5: ACCOUNTING FOR DERIVATIVES

Under the provisions of SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” which was amended by SFAS No. 138, all derivatives must be recognized as assets or liabilities in the Consolidated Statements of Condition and must be measured at fair value through adjustments to either Other Comprehensive Income or current earnings, depending on the purpose for which the derivative is held. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate it as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income. (See Note 3 for the impact to Other Comprehensive Income).

The Company has the following hedging instruments at March 31, 2002:

Fair Value Hedges-We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. For the first quarter of 2002, we recognized a net loss of $26 thousand which represented the ineffective portion of all fair value hedges. These amounts are included in Other Noninterest Income in the Consolidated Statement of Income.

Cash Flow Hedges-We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. For the quarter ended March 31, 2002, there was no impact to Other Noninterest Income in the Consolidated Statement of Income for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Income in which the income or expense related to the hedged item is recorded. At March 31, 2002, $388 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months. The maximum term over which we were hedging our exposure to the variability of cash flows was 39 months as of March 31, 2002.

The Company uses forward exchange contracts to hedge substantially all of our net investments in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. At March 31, 2002, $60 thousand of net gains related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income.

Other-As of March 31, 2002, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $755 thousand and they are marked to market through current period earnings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6: REPURCHASE OF TRUST PREFERRED SECURITIES

In March 2002, we repurchased in a cash transaction $55.7 million of trust preferred securities bearing a blended interest rate of 8.64%. As a result, Riggs will have annual after-tax savings of $3.1 million , or $0.11 per diluted share, in minority interest expense. This repurchase resulted in a direct increase to shareholders’ equity of $5.1 million.

Subsequent to March 31, 2002, we repurchased, in a cash transaction, an additional $10.0 million of trust preferred securities at a blended interest rate of 8.76%. This will result in an additional after-tax annual savings of $569 thousand in minority interest expense. This amounts to $.02 per diluted share. The repurchase also resulted in a direct increase to shareholders’ equity of $1.0 million.

Since cash was utilized to repurchase the trust preferred securities in these two transactions, this cash will be unavailable for alternative investments.

NOTE 7: RESTRUCTURING LIABILITY

In the fourth quarter of 2001, we recorded a restructuring charge of approximately $4.4 million. A summary of the activity in the liabilities established for restructuring costs from January 1, 2002 to March 31, 2002 is as follows:

                         Balance at               Amount                                       Balance at
                          Beginning             Charged to                                       End of
Description               of Period               Expense               Deductions               Period
-------------            ------------           ------------            -----------            ------------
Restructuring Expense      $ 2,720                 $  -                   $   13                 $ 2,707

NOTE 8: RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002, we entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in our Annual Report on Form 10-K.

During the quarter ended March 31, 2002, we extended the lease term of an entity that leases space in one of our facilities and is indirectly controlled by a senior member of the Board of Directors. See Exhibit (10.1).

NOTE 9: NEW FINANCIAL ACCOUNTING STANDARDS

SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS No. 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. Since SFAS No. 142 is required to be implemented starting with fiscal years beginning after December 15, 2001, we discontinued the amortization of goodwill beginning on January 1, 2002. We adopted SFAS No. 142 as of January 1, 2002, and our analysis indicated that goodwill has not been impaired.

Data concerning various intangible assets is as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                            ======================================================================
                                                                   MARCH 31,               DECEMBER 31,             MARCH 31,
                                                                     2002                      2001                   2001
                                                            ======================================================================
                                                               GROSS                  GROSS                  GROSS
                                                             CARRYING   ACCUMULATED  CARRYING  ACCUMULATED  CARRYING  ACCUMULATED
                                                               VALUE    AMORTIZATION  VALUE    AMORTIZATION  VALUE    AMORTIZATION
==================================================================================================================================
Amortizable Core Deposit Intangibles                           $ 10,881  $ (10,696)   $ 10,881   $ (10,673)  $ 10,881   $ (10,577)
Amortizable Fair Value of Leasehold Improvements                  3,955     (3,708)      3,955      (3,690)     6,637      (3,463)
Unamortizable Goodwill                                           12,602     (5,908)     12,602      (5,908)    12,602      (5,424)

Amortization Expense:

                                                                                                FAIR VALUE  CORE DEPOSIT
                                                                                                ADJUSTMENT  INTANGIBLES  GOODWILL
                                                                                               ===================================
Three Months Ended March 31, 2002                                                                     $ 19       $ 23       $  -
Three Months Ended March 31, 2001                                                                       76         32         161

Estimated Amortization Expense:

                                                                                               FAIR VALUE  CORE DEPOSIT
                                                                                               ADJUSTMENT  INTANGIBLES  GOODWILL
                                                                                               ===================================
Nine Months Ended December 31, 2002                                                                   $ 56       $ 69         $ -
Year Ended December 31,
        2003                                                                                          $ 74       $ 59         $ -
        2004                                                                                            74         33           -
        2005                                                                                            21         14           -
        2006                                                                                            21          5           -
        2007                                                                                             -          3           -

                                                                                                             THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                           -----------------------
                                                                                                              2002       2001
                                                                                                           =======================
Reported Net Income                                                                                           $ 1,425     $ 5,606
Add Back: Goodwill Amortization, Net of Tax                                                                         -         105
                                                                                                           -----------------------
Adjusted Net Income                                                                                           $ 1,425     $ 5,711

Reported Basic Earnings Per Share                                                                             $  0.05     $  0.20
Add Back: Goodwill Amortization Per Share, Net of Tax                                                               -           -
                                                                                                           -----------------------
Adjusted Basic Earnings Per Share                                                                             $  0.05     $  0.20

Reported Diluted Earnings Per Share                                                                           $  0.05     $  0.19
Add Back: Goodwill Amortization Per Share, Net of Tax                                                               -           -
                                                                                                           -----------------------
Adjusted Diluted Earnings Per Share                                                                           $  0.05     $  0.19

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

RIGGS NATIONAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We recorded earnings of $1.4 million, or $.05 per diluted share, for the first quarter of 2002, compared to earnings of $5.6 million, or $.19 per diluted share, in the first quarter of 2001. The decrease in the current quarter resulted primarily from a nonrecurring securities gain in the first quarter of last year. In that quarter we recorded a securities gain of $10.3 million from the sale of Concord EFS, Inc., an ATM network exchange company in which we had owned shares for many years.

Offsetting some of the decline in net income was a reversal of the loan loss provision for $1.7 million. This reversal is attributable to a decline in the level of nonperforming assets (see “Asset Quality”) and a decline in loans outstanding.

Return on average assets was .10% for the three months ended March 31, 2002, compared to .42% for the same period a year ago. Return on average shareholders’ equity was 1.59% and 5.81% for the three months ended March 31, 2002 and 2001, respectively.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $48.0 million in the first quarter of 2002, an increase of $1.0 million from the $47.0 million for the same quarter in 2001. The increase for the three months was primarily due to a larger decrease in interest expense (from $35.0 to $17.2 million) than in interest income ($82.0 to $65.2 million). Decreases in interest rates were the major contributor to the declines in both interest income and interest expense.

NET INTEREST INCOME CHANGES (1)

                                                                                                      THREE MONTHS ENDED
                                                                                                    MARCH 31, 2002 VS. 2001
                                                                                               -----------------------------------
(TAX-EQUIVALENT BASIS)                                                                           DUE TO      DUE TO      TOTAL
(IN THOUSANDS)                                                                                    RATE       VOLUME     CHANGE
==================================================================================================================================
Interest Income:
   Loans, Including Fees                                                                          $ (7,455)   $(2,207)   $ (9,662)
   Securities Available for Sale                                                                    (7,227)     6,067      (1,160)
   Time Deposits with Other Banks                                                                   (3,283)    (1,063)     (4,346)
   Federal Funds Sold and Reverse
       Repurchase Agreements                                                                        (4,012)     2,429      (1,583)
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                              (21,977)     5,226     (16,751)

Interest Expense:
   Interest-Bearing Deposits                                                                       (16,877)     3,993     (12,884)
   Repurchase Agreements and Other
      Short-Term Borrowings                                                                         (4,834)       (66)     (4,900)
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                             (21,711)     3,927     (17,784)
==================================================================================================================================
Net Interest Income                                                                               $   (266)   $ 1,299    $  1,033

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                MARCH 31, 2002                     MARCH 31, 2001
                                                            ----------------------------------------------------------------------
(TAX-EQUIVALENT BASIS) (1)                                    AVERAGE    INCOME/                 AVERAGE    INCOME/
(IN THOUSANDS)                                                BALANCE    EXPENSE      RATE       BALANCE    EXPENSE      RATE
==================================================================================================================================
ASSETS

  Loans (2)                                                 $ 2,786,207   $ 44,505        6.48% $2,908,229   $ 54,167        7.55%
  Securities Available for Sale (3)                           1,727,729     17,441        4.09   1,236,091     18,601        6.10
  Time Deposits with Other Banks                                262,323        731        1.13     354,832      5,077        5.80
  Federal Funds Sold and Reverse Repurchase Agreements          586,830      2,541        1.76     293,927      4,124        5.69
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets and Average Rate Earned (5)          5,363,089     65,218        4.93   4,793,079     81,969        6.94

  Reserve for Loan Losses                                       (29,157)                           (35,962)
  Cash and Due from Banks                                       174,875                            133,640
  Other Assets                                                  440,622                            476,092
==================================================================================================================================
    Total Assets                                            $ 5,949,429                         $5,366,849

LIABILITIES, MINORITY INTEREST AND
    SHAREHOLDERS' EQUITY

  Interest-Bearing Deposits                                 $ 4,026,968   $ 13,573        1.37% $3,429,600   $ 26,457        3.13%
  Repurchase Agreements and Other Short-Term Borrowings         528,559      1,988        1.53     533,666      6,888        5.23
  Long-Term Debt                                                 66,525      1,618        9.86      66,525      1,618        9.86
----------------------------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing Funds and Average Rate Paid        4,622,052     17,179        1.51   4,029,791     34,963        3.52

  Demand Deposits (4)                                           509,888                            509,362
  Other Liabilities                                             105,433                             86,427
  Minority Interest in Preferred Stock of Subsidiaries          348,143                            350,000
  Shareholders' Equity                                          363,913                            391,269
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities, Minority Interest and
     Shareholders' Equity                                   $ 5,949,429                         $5,366,849
==================================================================================================================================
  NET INTEREST INCOME AND SPREAD                                          $ 48,039        3.42%              $ 47,006        3.42%
==================================================================================================================================
  NET INTEREST MARGIN ON EARNING ASSETS                                                   3.63%                              3.98%

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
(5) - Excludes venture capital investments

NONINTEREST INCOME

Noninterest income for the first quarter of 2002 totaled $18.5 million, a decrease of $9.2 million from the $27.7 million in the first quarter of 2001. This decrease was mostly due to securities gains of $10.3 million on the Concord EFS, Inc. investment recorded in the first quarter of 2001. No such gain was recorded in the first quarter of this year. A decline in trust and investment advisory income of $825 thousand quarter to quarter also contributed to the decrease. The decrease was caused primarily by the lower market value of assets under management. Overall assets under management decreased from $7.09 billion in March 2001 to $6.85 billion in March 2002, a 3.4% decline. Another factor contributing to the decline in Trust and Investment Advisory Income was the general uncertainty of the stock market. New and existing clients were more inclined to seek less volatile investments, such as fixed income products. Fixed income offerings typically have lower fee schedules than equity products. These decreases were partially offset by an increase in service charge income of $713 thousand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

Net venture capital losses were $6.9 million for the quarter ended March 31, 2002 compared to $7.9 million for the comparable quarter of 2001. Continuing losses in our venture capital operations are primarily the result of reduced corporate spending on technology related assets, which affects the financial performance and valuations of information technology asset vendors to which our venture capital portfolio is exposed, the decreased valuations of publicly-traded technology companies from earlier levels and a very sluggish IPO market.

The $287 thousand in securities gains recorded in the first quarter of 2002 was due to the demutualization of an insurance company in which we own life insurance policies.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2002, was $56.8 million, an increase of $263 thousand from the $56.5 million reported for the three months ended March 31, 2001. This increase was due principally to increases in benefits related to our 401(k) Plan. Effective January 1, 2002, we increased our matching of employee contributions into the 401(k) Plan from $0.50 for every dollar contributed (up to 6% of eligible wages) to a dollar-for-dollar match (up to 6% of eligible wages). More than offsetting this increase was a decrease in premises and equipment expense, resulting primarily from write-offs related to premises and leasehold improvements in the fourth quarter of 2001.

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.76 billion as of March 31, 2002, compared to $1.72 billion as of year-end 2001 and $1.20 billion as of March 31, 2001. The activity for the first three months included purchases of securities available for sale totaling $2.82 billion, which were partially offset by maturities and calls, principal payments and sales of securities available for sale totaling $2.73 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 2.7 years and 4.51%, respectively, as of March 31, 2002. As of March 31, 2001, the weighted-average duration and yield were 2.9 years and 6.10%, respectively.

                                                                MARCH 31, 2002         MARCH 31, 2001        DECEMBER 31, 2001
                                                            ----------------------------------------------------------------------
                                                             AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
AVAILABLE FOR SALE                                             COST       VALUE       COST        VALUE       COST       VALUE
==================================================================================================================================
(IN THOUSANDS)

U.S. Treasury Securities                                     $   89,967 $   89,967  $  229,731  $  227,537 $  104,887  $  104,887
Government Agencies Securities                                  841,986    839,457     409,253     410,573    952,085     953,559
Mortgage-Backed Securities                                      787,329    778,653     508,327     505,630    613,855     612,275
Other Securities                                                 51,401     51,415      56,423      55,691     47,917      47,917
==================================================================================================================================
Total                                                        $1,770,683 $1,759,492  $1,203,734  $1,199,431 $1,718,744  $1,718,638

LOANS

As of March 31, 2002, loans outstanding totaled $2.77 billion, decreasing from a balance of $2.87 billion at March 31, 2001 and December 31, 2001. The decreases from both periods were primarily in residential real estate/home equity, consumer, foreign and loans available for sale. These decreases were partially offset by increases in real estate-commercial/construction loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

                                                             MARCH 31,              MARCH 31,              DECEMBER 31,
(IN THOUSANDS)                                                 2002                   2001                    2001
=====================================================================================================================
Commercial and Financial                                    $   469,311            $   440,988             $  479,285
Real Estate - Commercial/Construction                           499,174                449,568                494,192
Residential Mortgage                                          1,061,087              1,153,648              1,112,409
Loans Held for Sale                                                 275                 17,027                  8,671
Home Equity                                                     285,594                330,340                297,637
Consumer                                                         63,729                 66,309                 64,888
Foreign                                                         396,407                413,240                415,841
----------------------------------------------------------------------------------------------------------------------
Total Loans                                                   2,775,577              2,871,120              2,872,923

Net Deferred Loan Fees,
 Premiums and Discounts                                          (3,737)                (4,676)                (4,331)
=====================================================================================================================
Loans                                                       $ 2,771,840            $ 2,866,444             $ 2,868,592

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

                                                                                                            THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                           -----------------------
(IN THOUSANDS)                                                                                                2002       2001
==================================================================================================================================
Balance, January 1                                                                                            $29,540     $36,197
Provision for loan losses                                                                                      (1,668)        115

Loans charged-off                                                                                               1,455       1,728
   Less: Recoveries on charged-off loans                                                                          524         626
----------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs                                                                                              931       1,102

Foreign exchange translation adjustments                                                                         (223)       (392)
==================================================================================================================================
Balance, March 31                                                                                             $26,718     $34,818

For the three month period ended March 31, 2002, we had a consolidated loan loss provision reversal of $1.7 million which compares to a provision of $115 thousand during the comparable period of the prior year. The reversal in the current year was taken as a result of significant improvement in asset quality as noted in "Asset Quality" and a decrease in the balance of loans outstanding.

The reserve balance has been reduced by approximately $8.1 million since March 31, 2001. The reduction primarily relates to the reversal noted above and charge-offs taken on both domestic loans and loans at our London office. Since March 31, 2001, charge-offs totaling $5.9 million have been made on domestic loans and charge-offs totaling $5.3 million have been made on loans in London. These charge-offs were partially offset by recoveries on domestic loans of $1.2 million and recoveries on foreign loans of $1.2 million for the same period. As a result of these charge-offs and repayments on some of these loans, the non-performing asset portfolio has been significantly reduced, and thus so has the reserve for loan losses. The remaining reserve amount has been determined based on the risk in the portfolio, including the risks related to the still slow economy and the September 11, 2001 events.

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. Commercial loans are charged off when it is determined that the loan cannot be fully recovered. Consumer loans are charged off upon becoming 120 days delinquent. Residential real estate loans are charged off to the extent necessary when foreclosure occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate (net of reserves) and other assets owned, totaled $3.9 million as of March 31, 2002, a $217 thousand increase from the year-end 2001 total of $3.7 million and a $10.6 million decrease from the March 31, 2001 total of $14.4 million. The decrease in nonperforming assets from the prior year's first quarter was mainly due to repayments on domestic loans of approximately $7.1 million, and on loans at our London-based operation of approximately $2.2 million. Additional decreases resulted from charge-offs on domestic loans of approximately $735 thousand. Charge-offs on London loans amounted to approximately $4.1 million. We also had a partial sale in our real estate owned portfolio of $308 thousand. These decreases were partially offset by additions to the London nonaccrual portfolio of about $2.6 million, and to other assets owned of $1.6 million.

There was no specific reserve for loan losses for impaired loans assigned at March 31, 2002.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days increased $1.4 million during the first three months of 2002 to $14.7 million, and increased $5.6 million from March 31, 2001. The increase from the prior year's first quarter was due to three loans totaling $4.0 million.

NONPERFORMING ASSETS AND PAST-DUE LOANS

                                                              MARCH 31,              MARCH 31,              DECEMBER 31,
(IN THOUSANDS)                                                 2002                   2001                    2001
======================================================================================================================
NONPERFORMING ASSETS:

Nonaccrual Loans (1)                                            $   625                $12,535                $ 1,373
Renegotiated Loans                                                  568                    766                    529
Other Real Estate and Other Assets Owned, Net                     2,682                  1,133                  1,756
======================================================================================================================
Total Nonperforming Assets                                      $ 3,875                $14,434                $ 3,658

PAST-DUE LOANS (2)                                              $21,436                $44,144                $46,809

PAST-DUE LOANS (3)                                              $14,690                $ 9,078                $13,315

POTENTIAL PROBLEM LOANS                                         $   462                $ 2,674                $   436

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.54 billion as of March 31, 2002, increases of $22.4 million and $507.0 million from the December 31 and March 31, 2001 totals, respectively. For both periods, deposits increased in time deposits in domestic offices. Balances in savings and NOW accounts and time deposits in foreign offices decreased. Demand deposit balances remained stable.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $139.1 million from the year-end 2001 balance and increased $12.7 million from the March 31, 2001 balance. The decrease from year-end was due mostly to seasonal fluctuations in customers’ investments in repurchase agreements. Short-term borrowings are an additional source of funds that we have utilized to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

                                                             MARCH 31,              MARCH 31,               DECEMBER 31,
(IN THOUSANDS)                                                 2002                   2001                    2001
======================================================================================================================
Repurchase Agreements and Other Short-Term Borrowings          $457,472               $444,758               $596,620

Subordinated Debentures due 2009                                 66,525                 66,525                 66,525
======================================================================================================================
Total Short-Term Borrowings and Long-Term Debt                 $523,997               $511,283               $663,145

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see “Sensitivity to Market Risk”). As of March 31, 2002, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.68 billion (46% of total assets). This compares with $2.40 billion (42%) as of December 31, 2001, and $2.12 billion (39%) as of March 31, 2001. As of March 31, 2002, $1.36 billion of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $1.22 billion as of December 31, 2001, and $810.7 million as of March 31, 2001.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We also have a line of credit available through our membership in the Federal Home Loan Banks (FHLB). As of March 31, 2002, December 31, 2001, and March 31, 2001, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $963.0 million, $1.32 billion, and $1.33 billion, respectively. As of March 31, 2002, December 31, 2001, and March 31, 2001, the amounts outstanding under these lines were $16.1 million, $15.9 million, and $18.9 million, respectively.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of March 31, 2002, was $358.4 million, a decrease of $2.4 million from year-end 2001 and a decrease of $33.4 million from a year ago. The decrease from year-end was primarily the result of unrealized securities losses of $7.2 million, partially offset by an increase of $5.1 million due to the repurchase of $55.7 million of trust preferred securities. The decrease from March 31, 2001 was primarily the result of net losses of $27.6 million, and cash dividends of $5.7 million. The $27.6 million period to period loss included restructuring and other charges totaling $40.0 million, accounted for in the fourth quarter of 2001. Unrealized losses on derivatives of $929 thousand and a foreign exchange translation adjustment of $(615) thousand also contributed to the decrease in equity.

Book value per common share was $12.57 as of March 31, 2002, compared to $12.66 as of year-end 2001 and $13.77 as of March 31, 2001. The decreases in book value from March 31 and year-end 2001 were primarily the result of the net losses, dividends, and net unrealized securities losses described in the preceding paragraph.

Following are our capital ratios (as defined in the regulations) and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of March 31, 2002 and 2001, and December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

                                                                                     MARCH 31,   MARCH 31, DECEMBER 31,  REQUIRED
                                                                                       2002        2001       2001       MINIMUMS
==================================================================================================================================
RIGGS NATIONAL CORPORATION:
     Tier I                                                                              15.24%      16.60%     14.47%       4.00%
     Combined Tier I and Tier II                                                         23.60       26.80      24.34        8.00
     Leverage                                                                             8.13        9.69       8.15        4.00

RIGGS BANK N.A.:
     Tier I                                                                              14.48       14.68      14.07        4.00
     Combined Tier I and Tier II                                                         15.36       15.86      15.01        8.00
     Leverage                                                                             7.80        8.70       8.03        4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks, such as credit risk and currency risk, are discussed in our Annual Report on Form 10-K. We have determined that interest-rate risk has a material impact on our financial performance, and as such we have established the Asset/ Liability Committee to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of March 31, 2002 and 2001 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

                                                                             MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2002
==================================================================================================================================
                                                                        SIMULATED IMPACT OVER              SIMULATED IMPACT OVER
                                                                          NEXT TWELVE MONTHS               NEXT THIRTY-SIX MONTHS
----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                            +100BP     -100BP                  +300BP     -300BP
----------------------------------------------------------------------------------------------------------------------------------
Simulated Impact Compared With a
  "Most Likely" Scenario:

  Net Interest Income Increase/(Decrease)                                     (1.7)%       0.2%                  (3.2)%       0.7%

  Net Interest Income Increase/(Decrease)                                  $(3,278)      $ 419               $(18,042)    $ 4,107

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

As of March 31, 2002, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 4%. The results of the simulation for March 31, 2002 indicated that we were “liability sensitive” over both the 12 and 36-month time horizons due to a large portion of our assets being comprised of fixed-rate instruments. In a rising interest rate environment, net interest income would suffer versus the “most likely” scenario due to margin compression on fixed-rate assets. In a declining interest rate environment, the earnings benefit from increasing spreads on fixed-rate assets is offset somewhat by floors on deposits.

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

At March 31, 2002, December 31, 2001 and March 31, 2001, our cumulative one year gap was $(919.0) million, $(750.0) million and $(779.0) million, respectively.

COMMITMENTS

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of March 31, 2002 and 2001, and December 31, 2001 are detailed below:

                                                  MARCH 31,              MARCH 31,               DECEMBER 31,
                                                    2002                    2001                   2001
==========================================================================================================
Commitments to extend credit                       $989,126               $954,129                $942,556

Letters of credit                                   150,977                133,579                 158,406

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amounts of $22.2 million and $23.1 million at March 31, 2002 and 2001, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements, including the references to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. A variety of factors could cause our actual results and experiences to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. More specifically, these factors include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the global economy and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned factors more likely.

RIGGS NATIONAL CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business we are involved in various types of litigation and disputes which may lead to litigation. The Company has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on page 23 are incorporated by reference or filed herewith in response to this item.

(b) Reports on Form 8-K

On March 12, 2002, we filed a Form 8-K regarding our press release dated March 11, 2002. The press release announced our decision not to renew the engagement of Arthur Andersen LLP as the Company’s independent auditors.

On March 22, 2002, we filed a Form 8-KA to amend a Form 8-K previously filed on March 12, 2002. The 8-KA included Arthur Andersen’s consent dated March 20, 2002 regarding the Company’s Form 10-K filed March 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date:                    May 6, 2002                         /s/ TIMOTHY C. COUGHLIN
                         -----------                        ------------------------
                                                             Timothy C. Coughlin
                                                             President

Date:                    May 6, 2002                         /s/ STEVEN T. TAMBURO
                         -----------                        ------------------------
                                                             Steven T. Tamburo
                                                             Treasurer
                                                            (Chief Financial Officer)

INDEX TO EXHIBITS

  EXHIBIT          DESCRIPTION                                                                                           PAGES
    NO.
==================================================================================================================================
        (3.1) Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999
              (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1999,
               SEC File No. 09756).

        (3.2) By-laws of the Registrant with amendments through January 23, 2002 (Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001, SEC File No. 09756).

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

       (10.1) Lease Agreement, dated February 1, 2002, between Allbritton Communications Company and Riggs
              National Corporation                                                                                        24-63

(Exhibits omitted are not required or not applicable.)