Form 10-Q
period 2002-06-30
RIGGS NATIONAL CORP
filed 2002-08-14
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 0-9756

RIGGS NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1217953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1503 Pennsylvania Avenue, N.W., Washington, D.C. 20005
(Address of principal executive offices) (Zip Code)

(202) 835-4309
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X.   No______.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	28,504,855
(Title of Class)	(Outstanding at July 31, 2002)

RIGGS NATIONAL CORPORATION

All references in this Quarterly Report on form 10-Q to “we,” “us,” “our,” “Riggs” and the “Company” refer to Riggs National Corporation and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS	THREE MONTHS ENDED		SIX MONTHS ENDED
(UNAUDITED)	JUNE 30,		JUNE 30,

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2002	2001	2002	2001

INTEREST INCOME
Interest and Fees on Loans	$44,098	$51,775	$87,789	$105,362
Interest and Dividends on Securities Available for Sale	18,567	16,885	36,025	35,486
Interest on Time Deposits with Other Banks	484	3,617	1,215	8,694
Interest on Federal Funds Sold and Reverse Repurchase Agreements	1,768	4,626	4,309	8,750

Total Interest Income	64,917	76,903	129,338	158,292
INTEREST EXPENSE
Interest on Deposits:
Savings and NOW Accounts	269	428	560	937
Money Market Deposit Accounts	4,663	6,864	9,201	15,537
Time Deposits in Domestic Offices	6,114	7,570	12,494	16,502
Time Deposits in Foreign Offices	1,826	7,691	4,190	16,034

Total Interest on Deposits	12,872	22,553	26,445	49,010

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	1,714	4,281	3,702	11,169
Long-Term Debt	1,618	1,618	3,236	3,236

Total Interest on Short-Term Borrowings and Long-Term Debt	3,332	5,899	6,938	14,405

Total Interest Expense	16,204	28,452	33,383	63,415

Net Interest Income	48,713	48,451	95,955	94,877
Provision for Loan Losses	—	—	(1,668)	115

Net Interest Income after Provision for Loan Losses	48,713	48,451	97,623	94,762
NONINTEREST INCOME
Trust and Investment Advisory Income	11,417	13,349	23,256	26,013
Service Charges and Fees	11,285	11,022	22,335	21,359
Venture Capital Investment Losses, Net	(3,722)	(5,991)	(10,588)	(13,877)
Other Noninterest Income	2,934	2,890	5,152	5,108
Securities Gains, Net	1,135	997	1,422	11,385

Total Noninterest Income	23,049	22,267	41,577	49,988
NONINTEREST EXPENSE
Salaries and Employee Benefits	27,758	26,406	55,221	52,315
Occupancy, Net	5,569	5,142	10,597	10,377
Data Processing Services	5,310	5,188	10,569	10,775
Furniture, Equipment and Software	3,479	4,499	7,296	9,362
Other Noninterest Expense	17,749	15,927	32,964	30,852

Total Noninterest Expense	59,865	57,162	116,647	113,681

Income before Taxes and Minority Interest	11,897	13,556	22,553	31,069
Applicable Income Tax Expense	3,821	4,408	8,136	11,392
Minority Interest in Income of Subsidiaries, Net of Taxes	4,074	4,960	8,990	9,883

Net Income	$4,002	$4,188	$5,427	$9,794
EARNINGS PER SHARE- Basic	$0.14	$0.15	$0.19	$0.34
Diluted	0.14	0.14	0.19	0.34
DIVIDENDS DECLARED AND PAID PER SHARE	$0.05	$0.05	$0.10	$0.10

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)				JUNE 30,	DECEMBER 31,	JUNE 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)				2002	2001	2001

ASSETS
Cash and Due from Banks				$174,004	$179,743	$151,174
Federal Funds Sold and Reverse Repurchase Agreements				445,000	629,000	429,000

Total Cash and Cash Equivalents				619,004	808,743	580,174
Time Deposits with Other Banks				175,561	289,464	326,333
Securities Available for Sale (at Market Value)				1,742,835	1,718,638	1,131,895
Venture Capital Investments				50,802	56,320	68,723
Loans				2,850,411	2,859,921	2,911,078
Reserve for Loan Losses				(25,318)	(29,540)	(34,111)

Total Net Loans				2,825,093	2,830,381	2,876,967
Premises and Equipment, Net				192,553	197,018	212,018
Loans Held for Sale				88,679	8,671	18,303
Other Assets				183,718	190,167	181,709

Total Assets				$5,878,245	$6,099,402	$5,396,122
LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits				$579,596	$661,823	$594,736
Interest-Bearing Deposits:
Savings and NOW Accounts				261,358	305,839	276,093
Money Market Deposit Accounts				2,070,480	1,955,483	1,667,092
Time Deposits in Domestic Offices				1,355,713	1,132,200	721,541
Time Deposits in Foreign Offices				317,243	466,938	728,492

Total Interest-Bearing Deposits				4,004,794	3,860,460	3,393,218

Total Deposits				4,584,390	4,522,283	3,987,954
Repurchase Agreements and Other Short-Term Borrowings				391,660	596,620	442,558
Other Liabilities				174,538	203,151	160,356
Long-Term Debt				66,525	66,525	66,525

Total Liabilities				5,217,113	5,388,579	4,657,393
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES				284,284	350,000	350,000

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value	6/30/02	12/31/01	6/30/01
Authorized	50,000,000	50,000,000	50,000,000
Issued	31,806,653	31,795,703	31,775,785
Outstanding	28,505,855	28,494,905	28,474,987	79,517	79,489	79,440
Additional Paid in Capital				169,401	163,125	162,918
Retained Earnings				200,121	197,545	233,565
Accumulated Other Comprehensive Loss				(834)	(7,979)	(15,837)
Treasury Stock - 3,300,798 shares at June 30, 2002 and 2001, and December 31, 2001				(71,357)	(71,357)	(71,357)

Total Shareholders’ Equity				376,848	360,823	388,729

Total Liabilities and Shareholders’ Equity				$5,878,245	$6,099,402	$5,396,122

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2000	$79,254	$162,206	$226,616	$(13,973)	$(71,357)	$382,746
Comprehensive Income:
Net Income			9,794			9,794
Other Comprehensive Income (Loss), Net of Tax: (1)
Unrealized Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustments				1,359		1,359
Unrealized Gain (Loss) on Derivatives, Net of Reclassification Adjustments				(1,731)		(1,731)
Foreign Exchange Translation Adjustments				(1,492)		(1,492)

Total Other Comprehensive Income (Loss)						(1,864)

Total Comprehensive Income (Loss)						7,930
Issuance of Common Stock for Stock Option Plans-74,321 Shares	186	712				898
Cash Dividends – Common Stock, $.10 per Share			(2,845)			(2,845)

Balance, June 30, 2001	$79,440	$162,918	$233,565	$(15,837)	$(71,357)	$388,729

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823
Comprehensive Income:
Net Income			5,427			5,427
Other Comprehensive Income (Loss), Net of Tax: (1)
Unrealized Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustments				6,999		6,999
Unrealized Gain (Loss) on Derivatives, Net of Reclassification Adjustments				(521)		(521)
Foreign Exchange Translation Adjustments				667		667

Total Other Comprehensive Income (Loss)						7,145

Total Comprehensive Income (Loss)						12,572
Issuance of Common Stock for Stock Option Plans-10,950 Shares	28	116				144
Repurchase of Trust Preferred Securities, Net		6,160				6,160
Cash Dividends – Common Stock, $.10 per Share			(2,851)			(2,851)

Balance, June 30, 2002	$79,517	$169,401	$200,121	$(834)	$(71,357)	$376,848

(1)	-	See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,427	$9,794
Adjustments to Reconcile Net Income to Cash
Provided By Operating Activities:
Provision for Loan Losses	(1,668)	115
Unrealized Losses on Venture Capital Investments	10,477	19,768
Losses (Gains) on Sales of Venture Capital Investments	111	(5,894)
Depreciation Expense and Amortization of Leasehold Improvements	8,162	7,516
Gains on Sales of Securities Available for Sale	(1,422)	(11,385)
Gain on Sale of OREO	(9)	(57)
(Increase) Decrease in Other Assets	(1,302)	10,433
Increase in Other Liabilities	19,452	17,629

Total Adjustments	33,801	38,125

Net Cash Provided By Operating Activities	39,228	47,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease In Time Deposits with Other Banks	113,903	39,568
Principal Collections and Maturities of Securities Available for Sale	5,037,630	1,784,808
Proceeds from Sales of Securities Available for Sale	176,634	89,430
Purchases of Securities Available for Sale	(5,274,646)	(1,708,079)
Purchases of Venture Capital Investments	(5,765)	(8,429)
Proceeds from Sale of Venture Capital Investments	695	9,566
Net (Increase) Decrease in Loans	(76,936)	9,679
Proceeds from Sale of OREO	2,405	373
Net Increase in Premises and Equipment	(3,651)	(3,386)
Other, Net	297	(614)

Net Cash (Used In) Provided By Investing Activities	(29,434)	212,916

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in:
Demand, NOW, Savings and Money Market Deposit Accounts	(11,711)	(148,564)
Time Deposits	73,818	60,541
Repurchase Agreements and Other Short-Term Borrowings	(204,960)	(140,274)
Proceeds from the Issuance of Common Stock	144	898
Dividend Payments – Common	(2,851)	(2,845)
Repurchase of Trust Preferred Securities	(54,640)	—

Net Cash Used In Financing Activities	(200,200)	(230,244)

Effect of Exchange Rate Changes	667	(1,492)

Net (Decrease) Increase in Cash and Cash Equivalents	(189,739)	29,099
Cash and Cash Equivalents at Beginning of Period	808,743	551,075

Cash and Cash Equivalents at End of Period	$619,004	$580,174
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
NONCASH ACTIVITIES:
Trade Dated Securities	$51,814	$54,762
Loans Transferred to Other Real Estate/Other Assets Owned	3,198	—
CASH PAID DURING THE YEAR FOR:
Interest Paid	$34,237	$64,894
Income Tax Payments	3,546	57

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for all of 2002. For comparability, certain prior period amounts have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

NOTE 2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Riggs believes its critical accounting policies and estimates include determining the reserve for loan losses, valuing venture capital investments, assessing the realizability of deferred tax assets and measuring the impairment, if any, on capitalized assets.

Reserve for Loan Losses

Like all bank holding companies, Riggs maintains a reserve for anticipated loan losses. At June 30, 2002, this reserve totaled $25.3 million, or .89% of loans. Subject to the disclosure in the following paragraph, the Company believes this reserve is adequate to absorb losses inherent in the portfolio. The evaluation is based primarily on an ongoing review of large credit relationships within the portfolio and our historical experience with smaller, homogeneous credits. In addition, Riggs also maintains a qualitative component within its reserve and limits the ability of known problem borrowers to access unfunded loan commitments. The Company believes that it complies in all material respects with the requirements of SEC Staff Accounting Bulletin No. 102 (“Selected Loan Loss Allowance Methodology and Documentation Issues”).

Credit losses are, however, inherent to our business and, while the Company believes its credit monitoring procedures are adequate, it is possible there may be unidentified losses in the loan portfolio at June 30, 2002 that may become apparent at a future date. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments

At June 30, 2002, the Company valued its venture capital portfolio at $50.8 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

Because the Company has not attempted to sell these investments, the resultant valuation is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if we deemed it necessary to liquidate our investment within a short period of time, the actual proceeds from the sale could differ significantly from our carrying value. The recent market for the type of venture capital investments we hold has been impacted by a slowing economy, a depressed domestic equity market in which the values of publicly traded technology companies have declined drastically, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining the values, because of the subjectivity in determining values, it is probable that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, will be recorded in the Riggs Capital Partners segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Deferred Tax Assets

Unrealized losses in our venture capital operations have resulted in the establishment of $11.4 million of deferred tax assets as of June 30, 2002. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year of generation. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $4.6 million against the deferred tax assets at June 30, 2002. The Company believes that the unreserved deferred tax asset balance of $6.8 million at June 30, 2002, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that we expect could produce sufficient capital gains to allow the deferred tax asset balance to be realized.

If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions make it impossible, impractical or imprudent to implement the identified alternative strategies, an additional valuation allowance, resulting in a charge to income, for that portion of the deferred tax asset which will not be utilized, will be recorded in the Other segment.

Impairment

In the fourth quarter of 2001, the Company recorded an $8.4 million charge related to a long-term, fixed-price, non-cancelable project contract due to cost overruns that cannot be passed on to subcontractors or other parties to the contract. This contract involves the construction, implementation and maintenance of a computer system to be utilized by the federal government in its cash management and reporting. The contract has significant uncertainties both as to the costs to complete the contract and the revenues resulting from the contract. At June 30, 2002, the Company has an asset of $1.8 million related to this contract.

Riggs has recently hired a new project manager who is evaluating the project in terms of costs yet to be incurred, alternative subcontractor arrangements, work performed outside of the contractual scope of the project, anticipated future revenues and the liability of the customer, if any, for costs incurred or to be incurred.

While the Company does not believe the recorded asset is impaired, it is evaluating, with the assistance of the new project manager, among other things, the costs needed to complete the project. Revenues, which are derived from compensating balances maintained by the customer, are very difficult to measure as they assume a rate spread relationship which may or may not occur. In addition, recoverability of costs may depend upon the customer’s willingness to fund such costs beyond their contractual obligation. If these uncertainties are not satisfactorily resolved, the Company may record additional losses related to this contractual arrangement. The amount of the losses, if any, cannot be reasonably estimated at this time. If a loss is recognized, it will be in the Banking segment.

NOTE 3. EARNINGS PER SHARE

Earnings per share computations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2002		JUNE 30, 2001

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$4,002	$4,002	$4,188	$4,188
Weighted-Average Shares Outstanding	28,505,803	28,505,803	28,458,875	28,458,875
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	413,964	n/a	495,904

Adjusted Weighted-Average Shares Outstanding	28,505,803	28,919,767	28,458,875	28,954,779
Basic EPS	$.14		$.15
Diluted EPS		$.14		$.14

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	SIX MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2002		JUNE 30, 2001

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$5,427	$5,427	$9,794	$9,794
Weighted-Average Shares Outstanding	28,504,324	28,504,324	28,448,673	28,448,673
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	364,912	n/a	423,901

Adjusted Weighted-Average Shares Outstanding	28,504,324	28,869,236	28,448,673	28,872,574
Basic EPS	$.19		$.34
Diluted EPS		$.19		$.34

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT
SIX MONTHS ENDED JUNE 30, 2001:
Foreign Currency Translation Adjustments	$(2,295)	$803	$(1,492)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) Arising During Period	2,168	(759)	1,409
Reclassification Adjustment for (Gains) Losses Realized in Net Income	(77)	27	(50)

Net Unrealized Gains (Losses) on Securities	2,091	(732)	1,359

Unrealized Gains (Losses) on Derivatives:
Unrealized Holding Gains (Losses) Arising During Period	(200)	70	(130)
Reclassification Adjustment for (Gains) Losses Realized in Net Income	(2,463)	862	(1,601)

Net Unrealized Gains (Losses) on Derivatives	(2,663)	932	(1,731)

Other Comprehensive Income (Loss)	$(2,867)	$1,003	$(1,864)

SIX MONTHS ENDED JUNE 30, 2002:
Foreign Currency Translation Adjustments	$1,026	$(359)	$667
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) Arising During Period	12,189	(4,266)	7,923
Reclassification Adjustment for (Gains) Losses Realized in Net Income	(1,422)	498	(924)

Net Unrealized Gains (Losses) on Securities	10,767	(3,768)	6,999

Unrealized Gains (Losses) on Derivatives:
Unrealized Holding Gains (Losses) Arising During Period	(470)	165	(305)
Reclassification Adjustment for (Gains) Losses Realized in Net Income	(332)	116	(216)

Net Unrealized Gains (Losses) on Derivatives	(802)	281	(521)

Other Comprehensive Income (Loss)	$10,991	$(3,846)	$7,145

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED	UNREALIZED	ACCUMULATED
	CURRENCY	GAIN (LOSS)	GAIN (LOSS)	OTHER
	TRANSLATION	ON	ON	COMPREHENSIVE
	ADJUSTMENTS	SECURITIES	DERIVATIVES	INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2001:
Balance, December 31, 2000	$(4,657)	$(9,316)	$—	$(13,973)
Period Change	(1,492)	1,359	(1,731)	(1,864)

Balance, June 30, 2001	$(6,149)	$(7,957)	$(1,731)	$(15,837)

SIX MONTHS ENDED JUNE 30, 2002:
Balance, December 31, 2001	$(5,679)	$(69)	$(2,231)	$(7,979)
Period Change	667	6,999	(521)	7,145

Balance, June 30, 2002	$(5,012)	$6,930	$(2,752)	$(834)

NOTE 5: SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and other customers. The International Banking segment includes our Washington, D.C.-based embassy banking business, the London-based banking subsidiary, Riggs Bank Europe Ltd., and a branch in Berlin. The International Banking segment also includes our London-based international private-client services division. Riggs & Company is the domestic private client services division that provides trust and investment management services to a broad customer base, and includes our Washington, D.C. and Miami-based international private-client services groups. The Treasury segment is responsible for asset and liability management throughout our Company. Riggs Capital Partners represents our venture capital subsidiaries, which specialize in equity investments in privately-held companies. The Other segment consists of our unallocated parent company income and expense, net interest income from unallocated equity, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

We evaluate segment performance based on income before taxes and minority interest. The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in our December 31, 2001, Form 10-K. We account for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred.

The segment information herein is presented as management views the segments. Revenue and expense allocation formulas and funds transfer pricing methodologies may change. Prior periods have been restated to reflect material changes in the components of the segments. Prior periods have not been restated to reflect changes in our revenue and cost allocations and funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments performance.

Reconciliations are provided from the segment totals to our consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset as these items result from intercompany transactions and the reconciliation of total average assets represents the elimination of intercompany transactions.

Significant matters affecting segment profitability are discussed in Item 2, Management’s Discussion and Analysis as well as in Note 2, Critical Accounting Policies and Estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$40,234	$7,691	$1,466	$24,078	$54	$8,566
Interest Expense	10,021	7,177	1,010	4,829	—	9,530
Funds Transfer Income (Expense)	2,101	9,553	2,852	(17,176)	(922)	3,592

Net Interest Income (Loss), Tax-Equivalent	32,314	10,067	3,308	2,073	(868)	2,628
Provision for Loan Losses	—	1,082	—	—	—	(1,082)
Tax Equivalent Adjustment	(809)	—	—	—	—	—

Net Interest Income (Loss)	$31,505	$11,149	$3,308	$2,073	$(868)	$1,546	$—	$48,713

NONINTEREST INCOME
Noninterest Income-External Customers	$10,905	$1,041	$12,114	$2,504	$(3,640)	$125
Intersegment Noninterest Income	681	2,649	570	—	—	641

Total Noninterest Income	$11,586	$3,690	$12,684	$2,504	$(3,640)	$766	$(4,541)	$23,049

NONINTEREST EXPENSE
Depreciation and Amortization	$862	$290	$127	$3	$7	$2,159
Direct Expense	18,673	10,459	9,722	907	704	20,493
Overhead and Support	13,145	3,126	3,220	568	112	(20,171)

Total Noninterest Expense	$32,680	$13,875	$13,069	$1,478	$823	$2,481	$(4,541)	$59,865

Income (Loss) Before Taxes and Minority Interest	$10,411	$964	$2,923	$3,099	$(5,331)	$(169)	$—	$11,897

Total Average Assets	$3,116,717	$702,171	$219,976	$2,904,627	$74,489	$772,850	$(2,109,569)	$5,681,261

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2001	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$45,234	$11,593	$1,223	$31,388	$140	$10,490
Interest Expense	13,217	15,294	1,821	10,008	—	10,671
Funds Transfer Income (Expense)	(431)	13,381	3,652	(21,773)	(12)	5,183

Net Interest Income (Loss), Tax-Equivalent	31,586	9,680	3,054	(393)	128	5,002
Provision for Loan Losses	—	—	—	—	—	—
Tax Equivalent Adjustment	(606)	—	—	—	—	—

Net Interest Income (Loss)	$30,980	$9,680	$3,054	$(393)	$128	$5,002	$—	$48,451

NONINTEREST INCOME
Noninterest Income-External Customers	$10,664	$1,464	$14,112	$840	$(5,991)	$1,178
Intersegment Noninterest Income	837	1,866	607	—	—	612

Total Noninterest Income	$11,501	$3,330	$14,719	$840	$(5,991)	$1,790	$(3,922)	$22,267

NONINTEREST EXPENSE
Depreciation and Amortization	$1,068	$350	$216	$4	$7	$2,319
Direct Expense	17,813	9,809	9,505	989	1,045	17,959
Overhead and Support	12,857	3,110	2,406	550	76	(18,999)

Total Noninterest Expense	$31,738	$13,269	$12,127	$1,543	$1,128	$1,279	$(3,922)	$57,162

Income (Loss) Before Taxes and Minority Interest	$10,743	$(259)	$5,646	$(1,096)	$(6,991)	$5,513	$—	$13,556

Total Average Assets	$2,723,818	$837,466	$94,324	$2,480,263	$87,841	$878,564	$(1,745,693)	$5,356,583

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SIX MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$79,512	$15,399	$2,957	$48,065	$111	$17,350
Interest Expense	20,075	14,516	2,157	9,736	—	19,331
Funds Transfer Income (Expense)	4,743	18,734	5,951	(35,228)	(1,874)	7,674

Net Interest Income (Loss), Tax-Equivalent	64,180	19,617	6,751	3,101	(1,763)	5,693
Provision for Loan Losses	—	1,082	—	—	—	586
Tax Equivalent Adjustment	(1,624)	—	—	—	—	—

Net Interest Income (Loss)	$62,556	$20,699	$6,751	$3,101	$(1,763)	$6,279	$—	$97,623

NONINTEREST INCOME
Noninterest Income-External Customers	$21,188	$2,211	$24,993	$3,396	$(10,421)	$210
Intersegment Noninterest Income	1,401	5,683	1,228	—	—	1,282

Total Noninterest Income	$22,589	$7,894	$26,221	$3,396	$(10,421)	$1,492	$(9,594)	$41,577

NONINTEREST EXPENSE
Depreciation and Amortization	$1,846	$598	$252	$6	$14	$4,344
Direct Expense	34,886	20,967	19,133	1,822	1,410	40,963
Overhead and Support	25,772	6,105	6,243	1,076	203	(39,399)

Total Noninterest Expense	$62,504	$27,670	$25,628	$2,904	$1,627	$5,908	$(9,594)	$116,647

Income (Loss) Before Taxes and Minority Interest	$22,641	$923	$7,344	$3,593	$(13,811)	$1,863	$—	$22,553

Total Average Assets	$3,030,592	$702,543	$226,152	$3,060,997	$75,529	$796,906	$(2,078,115)	$5,814,604

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SIX MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2001	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$91,005	$25,170	$2,529	$65,422	$245	$21,615
Interest Expense	29,297	32,826	4,915	20,794	—	22,040
Funds Transfer Income (Expense)	2,205	26,579	8,609	(47,853)	92	10,368

Net Interest Income (Loss), Tax-Equivalent	63,913	18,923	6,223	(3,225)	337	9,943
Provision for Loan Losses	3,444	(3,559)	—	—	—	—
Tax Equivalent Adjustment	(1,237)	—	—	—	—	—

Net Interest Income (Loss)	$66,120	$15,364	$6,223	$(3,225)	$337	$9,943	$—	$94,762

NONINTEREST INCOME
Noninterest Income-External Customers	$21,011	$1,961	$27,498	$1,882	$(13,877)	$11,513
Intersegment Noninterest Income	1,682	3,610	1,252	—	—	1,282

Total Noninterest Income	$22,693	$5,571	$28,750	$1,882	$(13,877)	$12,795	$(7,826)	$49,988

NONINTEREST EXPENSE
Depreciation and Amortization	$2,137	$697	$424	$8	$14	$4,615
Direct Expense	34,088	19,618	19,317	1,974	5,049	33,566
Overhead and Support	26,143	6,421	5,005	1,152	190	(38,911)

Total Noninterest Expense	$62,368	$26,736	$24,746	$3,134	$5,253	$(730)	$(7,826)	$113,681

Income (Loss) Before Taxes and Minority Interest	$26,445	$(5,801)	$10,227	$(4,477)	$(18,793)	$23,468	$—	$31,069

Total Average Assets	$2,692,797	$849,759	$94,752	$2,409,658	$90,583	$873,312	$(1,648,845)	$5,362,016

NOTE 6: ACCOUNTING FOR DERIVATIVES

Under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS 138, all derivatives must be recognized as assets or liabilities in the Consolidated Statement of Condition and must be measured at fair value through adjustments to either Other Comprehensive Income or current earnings, depending on the purpose for which the derivative is held. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate it as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income. (See Note 4 for the impact to Other Comprehensive Income.)

The Company had the following hedging instruments at June 30, 2002:

Fair Value Hedges — We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. For the second quarter of 2002, we recognized a net gain of $4 thousand which represented the ineffective portion of all fair value hedges. For the first six months of 2002, we recognized a net loss of $22 thousand compared to a net loss of $72 thousand for the first six months of 2001. These amounts are included in Other Noninterest Income in the Consolidated Statement of Operations.

At June 30, 2002, all of the hedged loans were reclassified as Held For Sale based upon a signed sales agreement which calls for the loans to be sold

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

at a small discount to face value. As a result, the hedge no longer qualified as highly effective. The fair value increase in the loans of $263 thousand then was reversed through Other Noninterest Expense in the Consolidated Statement of Operations.

Cash Flow Hedges — We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. For the six months ended June 30, 2001 and 2002, there was no impact to Other Noninterest Income in the Consolidated Statement of Operations for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At June 30, 2002, $748 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months compared to $277 thousand of deferred net losses at June 30, 2001. The maximum term over which we were hedging our exposure to the variability of cash flows was 36 months as of June 30, 2002 and 48 months as of June 30, 2001.

The Company uses forward exchange contracts to hedge substantially all of our net investments in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. At June 30, 2002, $837 thousand of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $387 thousand of net losses at June 30, 2001.

Other — As of June 30, 2002, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships, including the interest rate swaps which previously had been classified as fair value hedges. The carrying value of these items is a net liability of $999 thousand and they are marked to market through current period earnings. The carrying value at June 30, 2001 was a net liability of $619 thousand.

NOTE 7: REPURCHASE OF TRUST PREFERRED SECURITIES

In March 2002, we repurchased in a cash transaction $55.7 million of trust preferred securities bearing a blended interest rate of 8.64%. As a result, Riggs will have annual after-tax savings of $3.1 million , or $0.11 per diluted share, in minority interest expense. This repurchase was at a discount and resulted in a direct after-tax increase to shareholders’ equity of $5.1 million.

In April, 2002, we repurchased, in a cash transaction, an additional $10.0 million of trust preferred securities at a blended interest rate of 8.75%. This resulted in an additional after-tax annual savings of $569 thousand in minority interest expense or $.02 per diluted share. The repurchase was also at a discount and resulted in a direct after-tax increase to shareholders’ equity of $1.1 million.

In July, 2002, we repurchased, in a cash transaction, an additional $1.7 million of trust preferred securities at a blended interest rate of 8.84%. This resulted in an additional after-tax annual savings of $98 thousand in minority interest expense. Like the two transactions noted above, the repurchase was at a discount and resulted in a direct after-tax increase to shareholders’ equity of $145 thousand. Since cash was utilized to repurchase the trust preferred securities in these three transactions, this cash will be unavailable for alternative investments. The repurchase of the trust preferred securities primarily impacts the Other segment.

NOTE 8: RESTRUCTURING LIABILITY

In the fourth quarter of 2001, we recorded a restructuring charge of approximately $4.4 million. A summary of the activity in the liabilities established for restructuring costs from January 1, 2002, to June 30, 2002, is as follows:

	Balance at	Amount		Balance at
	December 31,	Charged to		June 30,
Description	2001	Expense	Deductions	2002

Restructuring Expense	$2,720	$—	$1,034	$1,686

We anticipate the remaining reserve will be substantially utilized by December 31, 2002.

NOTE 9: ENHANCING PERFORMANCE AND SERVICE-PROJECT EPS

In conjunction with the upcoming expiration of an existing technology related contract, the Company has retained consulting services to help it

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

identify and evaluate alternative data processing providers and to assist it in identifying and implementing process improvements and revenue enhancement opportunities. The Company has agreed to pay this consultant $2.0 million in the current year and, in addition, will pay this consultant a percentage of future documented cost savings and revenue enhancements. The Company has accrued $1.0 million related to this contract at June 30, 2002 and will record an additional $1.0 million of expense during the third quarter of 2002. Though the parties anticipate entering into a contractual agreement, if the parties cannot enter into such a contract, the liability to the Company may significantly exceed this amount. As part of this upgrade of its technology, during the second quarter of 2002 the Company recorded a $1.0 million charge to write-off a teller system which was in the process of development and which will not be compatible with our future technology (see “Noninterest Expense” in Item 2 of Management’s Discussion and Analysis). In addition, implementation of the new technology may require the recognition of additional expenses such as penalties to exit maintenance, service and other contractual relationships as well as a shortening of the estimated useful lives of capitalized assets that will not be compatible with the new environment. Although the impact of these increased costs on the Company’s 2002 operations cannot be reasonably estimated at this time, they may be significant.

NOTE 10: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002, we entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in our Annual Report on Form 10-K.

NOTE 11: NEW FINANCIAL ACCOUNTING STANDARDS

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

Data concerning various intangible assets is as follows:

	JUNE 30,		DECEMBER 31,		JUNE 30,
	2002		2001		2001

	GROSS		GROSS		GROSS
	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED
	VALUE	AMORTIZATION	VALUE	AMORTIZATION	VALUE	AMORTIZATION

Amortizable Core Deposit Intangibles	$10,881	$(10,719)	$10,881	$(10,673)	$10,881	$(10,609)
Amortizable Fair Value of Leasehold Improvements	3,955	(3,727)	3,955	(3,690)	6,637	(3,539)
Unamortizable Goodwill	12,602	(5,908)	12,602	(5,908)	12,602	(5,586)

Amortization Expense:	LEASEHOLD FAIR VALUE	CORE DEPOSIT
	ADJUSTMENT	INTANGIBLES	GOODWILL

Six Months Ended June 30, 2002	$37	$46	$—
Six Months Ended June 30, 2001	151	64	322

Estimated Amortization Expense:	LEASEHOLD FAIR VALUE	CORE DEPOSIT
	ADJUSTMENT	INTANGIBLES	GOODWILL

Six Months Ended December 31, 2002	$37	$46	$—
Year Ended December 31,
2003	$74	$59	$—
2004	74	33	—
2005	22	14	—
2006	21	5	—
2007	—	5	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Reported Net Income	$4,002	$4,188	$5,427	$9,794
Add Back: Goodwill Amortization, Net of Tax	—	105	—	209

Adjusted Net Income	$4,002	$4,293	$5,427	$10,003
Reported Basic Earnings Per Share	$0.14	$0.15	$0.19	$0.34
Add Back: Goodwill Amortization Per Share, Net of Tax	—	—	—	0.01

Adjusted Basic Earnings Per Share	$0.14	$0.15	$0.19	$0.35
Reported Diluted Earnings Per Share	$0.14	$0.14	$0.19	$0.34
Add Back: Goodwill Amortization Per Share, Net of Tax	—	—	—	0.01

Adjusted Diluted Earnings Per Share	$0.14	$0.14	$0.19	$0.35

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have determined that SFAS No. 143 will not have a material impact on the Company.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” was issued in May 2002. SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This statement will not have an impact on the Company.

NOTE 12: SUBSEQUENT EVENTS

In the second quarter of 2002, we renegotiated a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust, an open commingled real estate fund. The advisor now will perform all asset management for the fund, but we will continue as trustee, investment manager and custodian, and will provide portfolio-level financial and valuation reporting. The new agreement, which became effective July 15, 2002, will result in an annualized reduction in revenue of approximately $7.0 million, which will be partially offset by an estimated reduction in annualized expense of $1.5 million. This will impact the Riggs & Company segment. (See Exhibit 10.2).

Since the close of the 2002 second quarter, Riggs has recorded pre-tax investment gains of approximately $5.9 million on the sale of approximately $229.6 million of securities. These gains will be included in Riggs’ third quarter 2002 earnings and will impact the Treasury segment.

On July 24, 2002, we announced the resumption of our stock buyback program. The Company will purchase up to 600,000 shares of its common stock in the open market from time to time, subject to market conditions. On July 26, 2002, the first of these transactions was made when we repurchased 1,000 shares at a price of $12.25.

RIGGS NATIONAL CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

You should read the following discussion and analysis along with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Riggs National Corporation is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community, commercial and international banking, trust and investment management services and venture capital investing. With the exception of venture capital investing, the activities of the Company are conducted through its principal operating subsidiary, Riggs Bank National Association and its subsidiaries and divisions. Venture capital investing is performed through two subsidiaries of the Company, Riggs Capital Partners and Riggs Capital Partners II.

We have 48 branch locations and 137 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom, Riggs Bank Europe Ltd. We have additional operations or subsidiaries in London, England; Miami, Florida; Berlin, Germany; and Jersey, Channel Islands. Riggs and Company International Ltd. also is located in London. We serve an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies. Many of the Company’s competitors are larger and have greater financial resources than we have. We compete on the basis of our reputation, localized decision-making, interest rates, convenient locations, hours of operations and quality of customer service.

The Company is also affected by prevailing economic conditions, including federal monetary and fiscal policies, federal regulations of financial institutions and the perceptions of customers regarding stability of financial markets and the financial services industry.

These factors also affect the operations of all of the Company’s segments. In addition, the International Banking segment is affected by the political, social and economic environments in those countries in which it does business.

RESULTS OF OPERATIONS

We recorded earnings of $4.0 million, or $.14 per diluted share, for the second quarter of 2002, compared to earnings of $4.2 million, or $.14 per diluted share, in the second quarter of 2001. For the first half of 2002, we had net income of $5.4 million, or $0.19 per diluted share, compared with net income of $9.8 million, or $0.34 per diluted share, for the first half of 2001. The decrease in the first six months of 2002 resulted primarily from nonrecurring securities gains in the first half of 2001. These gains totaled $11.4 million, and included gains from the sale of Concord EFS, Inc., an ATM network exchange company in which we had owned shares for many years. For the first six months of 2002, we recorded $1.4 million in securities gains.

Return on average assets was .28% and .19% for the three and six months ended June 30, 2002, compared to .31% and .37% for the same periods a year ago. Return on average shareholders’ equity was 4.36% and 2.99%, and 4.31% and 5.05% for the three and six months ended June 30, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $49.5 million in the second quarter of 2002, an increase of $465 thousand from the $49.1 million for the same quarter in 2001. For the six months ended June 30, 2002, net interest income increased $1.5 million to $97.6 million from $96.1 million for the same period a year ago. The increases for both periods were primarily due to larger decreases in interest expense (from $28.5 million to $16.2 million for the three months and from $63.4 million to $33.4 million for the six months) than in interest income (from $77.5 million to $65.7 million for the three months and from $159.5 million to $131.0 million for the six months). Decreases in interest rates were the major contributor to the declines in both interest income and interest expense.

For the three months ended June 30, 2002, the net interest margin decreased from 4.10% to 3.88%, and for the six months ended June 30, 2002, it decreased from 4.04% to 3.76%. The decrease in interest rates noted above was a significant reason for the margin decline. In addition, however, margin is impacted both positively and negatively by the amount of deposits that the U.S. Government and its agencies place on deposit at Riggs. Since these deposits have a lower spread relationship than that obtainable in the general marketplace, the more kept on deposit at Riggs by these entities, the lower margin Riggs is generally able to attain and, conversely, the lower the amount of deposits that these institutions keep on deposit with us, generally, the higher the margin we attain.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2002 VS. 2001			JUNE 30, 2002 VS. 2001

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(6,836)	$(638)	$(7,474)	$(14,359)	$(2,827)	$(17,186)
Securities Available for Sale	(4,764)	6,446	1,682	(11,960)	12,499	539
Time Deposits with Other Banks	(1,980)	(1,153)	(3,133)	(5,176)	(2,303)	(7,479)
Federal Funds Sold and Reverse Repurchase Agreements	(2,672)	(186)	(2,858)	(6,979)	2,538	(4,441)

Total Interest Income	(16,252)	4,469	(11,783)	(38,474)	9,907	(28,567)
Interest Expense:
Interest-Bearing Deposits	(12,177)	2,497	(9,680)	(28,966)	6,401	(22,565)
Repurchase Agreements and Other Short-Term Borrowings	(2,284)	(284)	(2,568)	(7,062)	(405)	(7,467)

Total Interest Expense	(14,461)	2,213	(12,248)	(36,028)	5,996	(30,032)

Net Interest Income	$(1,791)	$2,256	$465	$(2,446)	$3,911	$1,465

(1) -	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statement of Condition and changes to our margin follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	JUNE 30, 2002			JUNE 30, 2001

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$2,857,469	$44,907	6.30%	$2,893,172	$52,381	7.26%
Securities Available for Sale (3)	1,665,450	18,567	4.47	1,145,459	16,885	5.91
Time Deposits with Other Banks	187,242	484	1.04	335,656	3,617	4.32
Federal Funds Sold and Reverse Repurchase Agreements	403,268	1,768	1.76	420,780	4,626	4.41

Total Earning Assets and Average Rate Earned (5)	5,113,429	65,726	5.16	4,795,067	77,509	6.48
Reserve for Loan Losses	(26,463)			(34,619)
Cash and Due from Banks	161,910			138,987
Other Assets	432,385			457,148

Total Assets	$5,681,261			$5,356,583
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,924,494	$12,872	1.32%	$3,494,631	$22,552	2.59%
Repurchase Agreements and Other Short-Term Borrowings	411,709	1,714	1.67	443,075	4,282	3.88
Long-Term Debt (6)	66,525	1,618	9.73	66,525	1,618	9.73

Total Interest-Bearing Funds and Average Rate Paid	4,402,728	16,204	1.48	4,004,231	28,452	2.85
Demand Deposits (4)	504,741			515,509
Other Liabilities	118,812			97,217
Minority Interest in Preferred Stock of Subsidiaries	286,921			350,000
Shareholders’ Equity	368,059			389,626

Total Liabilities, Minority Interest and Shareholders’ Equity	$5,681,261			$5,356,583

NET INTEREST INCOME AND SPREAD		$49,522	3.68%		$49,057	3.63%

NET INTEREST MARGIN ON EARNING ASSETS			3.88%			4.10%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.

(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

(5) -	Includes loans held for sale but excludes venture capital investments

(6) -	Rate calculated on a 30/360 basis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	SIX MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2002			JUNE 30, 2001

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$2,822,035	$89,413	6.39%	$2,900,659	$106,599	7.41%
Securities Available for Sale (3)	1,696,417	36,025	4.28	1,190,524	35,486	6.01
Time Deposits with Other Banks	224,575	1,215	1.09	345,191	8,694	5.08
Federal Funds Sold and Reverse Repurchase Agreements	494,542	4,309	1.76	357,704	8,750	4.93

Total Earning Assets and Average Rate Earned (5)	5,237,569	130,962	5.04	4,794,078	159,529	6.71
Reserve for Loan Losses	(27,803)			(35,287)
Cash and Due from Banks	168,357			136,329
Other Assets	436,481			466,896

Total Assets	$5,814,604			$5,362,016
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,975,448	$26,445	1.34%	$3,462,296	$49,010	2.85%
Repurchase Agreements and Other Short-Term Borrowings	469,811	3,702	1.59	488,120	11,169	4.61
Long-Term Debt (6)	66,525	3,236	9.73	66,525	3,236	9.73

Total Interest-Bearing Funds and Average Rate Paid	4,511,784	33,383	1.49	4,016,941	63,415	3.18
Demand Deposits (4)	507,300			512,452
Other Liabilities	112,160			91,852
Minority Interest in Preferred Stock of Subsidiaries	317,363			350,000
Shareholders’ Equity	365,997			390,771

Total Liabilities, Minority Interest and Shareholders’ Equity	$5,814,604			$5,362,016

NET INTEREST INCOME AND SPREAD		$97,579	3.55%		$96,114	3.53%

NET INTEREST MARGIN ON EARNING ASSETS			3.76%			4.04%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.

(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

(5) -	Includes loans held for sale but excludes venture capital investments

(6) -	Rate calculated on a 30/360 basis

The composition of average earning assets and average interest-bearing liabilities is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total Loans	56%	60%	54%	61%
Securities Available for Sale	33	24	32	25
Time Deposits with Other Banks	4	7	4	7
Federal Funds Sold & Reverse Repurchase Agreements	7	9	10	7

	100%	100%	100%	100%

Interest-Bearings Deposits	89%	87%	88%	86%
Repurchase Agreements & Other Short-Term Borrowings	9	11	10	12
Long-Term Debt	2	2	2	2

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST INCOME

Noninterest income for the second quarter of 2002 totaled $23.0 million, an increase of 3% from the $22.3 million in the second quarter of 2001. This increase resulted primarily from a $2.3 million reduction in venture capital losses, which was offset by a decline in trust and investment advisory income of $1.9 million. Also contributing to the gain from the comparable quarter of 2001 were modest service charge and net security gains increases. For the six months ended June 30, 2002, noninterest income totaled $41.6 million, a decrease of $8.4 million from the $50.0 million recorded in the first half of 2001. This decrease was primarily due to securities gains of $11.4 million on the Concord EFS, Inc. investment recorded in the first half of 2001. Securities gains (resulting from the ordinary course of business) of $1.4 million were recorded in the first half of this year. A decline in trust and investment advisory income of $2.8 million also contributed to the decrease. This decrease was caused primarily by the lower market value of assets under management. Overall assets under management decreased from $7.09 billion in June 2001 to $6.68 billion in June 2002, a 6% decline. Another factor contributing to the decline in Trust and Investment Advisory Income was the general uncertainty of the stock market. New and existing clients were more inclined to seek less volatile investments, such as fixed income products. Fixed income offerings typically have lower fee schedules than equity products. These decreases were partially offset by an increase in service charge income of $976 thousand and a reduction in venture capital losses of $3.3 million from the prior year.

Trust and investment advisory income impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. The securities gains related to the Concord EFS, Inc. investment impacted the Other segment. Service charge income primarily impacts the Banking segment.

In the second quarter of 2002, we renegotiated a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust, an open commingled real estate fund. The advisor now will perform all asset management for the fund, but we will continue as trustee, investment manager and custodian, and will provide portfolio-level financial and valuation reporting. The new agreement, which became effective July 15, 2002, will result in an annualized reduction in revenue of approximately $7.0 million, which will be partially offset by an estimated reduction in annualized expense of $1.5 million. This will impact the Riggs & Company segment. (See Exhibit 10.2).

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2002, was $59.9 million, an increase of $2.7 million from the $57.2 million reported for the three months ended June 30, 2001. For the six months ended June 30, 2002, noninterest expense totaled $116.6 million, an increase of $3.0 million from the same period a year ago. This increase was due principally to a write-off of $1.0 million in costs related to prior development of an information system to support bank tellers, which impacted the Banking segment. This system will be replaced as part of our overall technology upgrade. The increase in noninterest expense was also due to increases in benefits related to our 401(k) Plan. Effective January 1, 2002, we increased our matching of employee 401(k) Plan contributions from $0.50 for every dollar contributed (up to 6% of eligible wages) to a dollar-for-dollar match (up to 6% of eligible wages). This change in matching resulted in an increase in compensation expense of $1.3 million from June 30, 2001 to June 20, 2002. Partially offsetting this increase was a decrease in premises and equipment expense, resulting primarily from write-offs related to premises and leasehold improvements in the fourth quarter of 2001.

We periodically perform strategic reviews of our business operations including, but not limited to, operating segments, sub-segments, products, delivery channels and back-office operations to ensure that levels of performance either meet current or required performance or can be modified in such a way and within a reasonable timeframe so as to meet these requirements. If it is determined that our requirements cannot be met in a satisfactory way and timeframe, we may sell, wind-down, abandon or take any other measures deemed necessary and prudent for the long-term benefit of the Company. Any costs related to exiting an activity will be recognized when they are determined to be probable of occurring and are reasonably estimable. Any gain related to exiting an activity will be recognized when it is realized. We are currently conducting a strategic review of our London-based private banking operations, which may result in a charge against future earnings.

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.74 billion as of June 30, 2002, compared to $1.72 billion as of year-end 2001 and $1.13 billion as of June 30, 2001. The activity for the first six months of 2002 included purchases of securities available for sale totaling $5.27 billion, which were mostly offset by maturities and calls, principal payments and sales of securities available for sale totaling $5.04 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 1.8 years and 4.38%, respectively, as of June 30, 2002. As of June 30, 2001, the weighted-average duration and yield were 3.3 years and 5.89%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	JUNE 30, 2002		JUNE 30, 2001		DECEMBER 31, 2001

	AMORTIZED	FAIR	AMORTIZED	FAIR	AMORTIZED	FAIR
AVAILABLE FOR SALE	COST	VALUE	COST	VALUE	COST	VALUE

(IN THOUSANDS)
U.S. Treasury Securities	$4,998	$4,998	$179,583	$174,545	$104,887	$104,887
Government Agencies Securities	941,466	943,873	428,858	429,207	952,085	953,559
Mortgage-Backed Securities	737,530	745,748	486,364	478,812	613,855	612,275
Other Securities	48,180	48,216	49,331	49,331	47,917	47,917

Total	$1,732,174	$1,742,835	$1,144,136	$1,131,895	$1,718,744	$1,718,638

LOANS

As of June 30, 2002, loans outstanding totaled $2.85 billion, with residential mortgage/home equity, commercial and financial, and real estate- commercial/construction comprising the bulk of the portfolio. These loans represented 50%, 17% and 19% of loans at June 30, 2002, respectively. At June 30, 2001, these percentages were 51%, 15% and 17%, respectively.

Total loans decreased from balances of $2.91 billion and $2.86 billion at June 30, 2001, and December 31, 2001, respectively. The decreases from both periods were primarily in the foreign loan portfolio (discussed in further detail below), with additional decreases in home equity and consumer loans. These decreases were partially offset by increases in commercial and financial, and real estate-commercial/construction loans. Our strategy includes the purchase of residential mortgage loans in bulk when it appears that loan originations will not replace runoff.

As of June 30, 2002, foreign loans outstanding totaled $311.9 million. Foreign loans decreased $120.2 million from June 30, 2001, and $104.0 million from December 31, 2001. The decrease resulted primarily from our previously announced initiative to realign Riggs Bank Europe Ltd.’s operations to focus on expatriate banking and embassy banking. In this respect, Riggs Bank Europe Ltd. entered into agreements during the current quarter to sell approximately $38.0 million in trade finance credits and approximately $98.0 million in property finance loans, which resulted in an immaterial charge to the reserve for loan losses. Riggs Bank Europe Ltd. also expects to wind down, rather than sell, its fixed asset finance business, and it is continuing to evaluate its options for its general lending business.

Loans held for sale, which are not included in Total Loans on our Statements of Condition, totaled $88.7 million, $8.7 million and $18.3 million at June 30, 2002, December 31, 2001 and June 30, 2001 respectively. At December 31, 2001 and June 30, 2001 these consisted of domestic mortgages included in the Banking segment. As of June 30, 2002, $87.0 million of foreign real estate loans were reclassified as loans held for sale as the result of the agreements mentioned previously and were included in the International Banking segment.

	JUNE 30,		JUNE 30,		DECEMBER 31,
	2002		2001		2001

(IN THOUSANDS)
Commercial and Financial	$496,876	17%	$428,706	15%	$479,285	17%
Real Estate – Commercial/Construction	544,035	19	493,836	17	494,192	17
Residential Mortgage	1,146,723	41	1,172,765	40	1,112,409	39
Home Equity	288,857	10	322,032	11	297,637	10
Consumer	64,311	2	66,325	2	64,888	2
Foreign	311,867	11	432,094	15	415,841	15

Total Loans	2,852,669	100%	2,915,758	100%	2,864,252	100%
Net Deferred Loan Fees, Premiums and Discounts	(2,258)		(4,680)		(4,331)

Loans	$2,850,411		$2,911,078		$2,859,921

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	SIX MONTHS ENDED
	JUNE 30,

(IN THOUSANDS)	2002	2001

Balance, January 1	$29,540	$36,197
Provision for loan losses	(1,668)	115
Loans charged-off	3,754	2,506
Less: Recoveries on charged-off loans	777	828

Net loan charge-offs	2,977	1,678
Foreign exchange translation adjustments	423	(523)

Balance, June 30	$25,318	$34,111

For the six month period ended June 30, 2002, we had a consolidated loan loss provision reversal of $1.7 million of which $586 thousand resulted from domestic activity in the Banking segment and $1.1 million resulted from foreign activity in the International Banking segment. This loan loss provision reversal compares to a provision of $115 thousand during the comparable period of the prior year. The reversal in the current year was taken as a result of significant improvement in asset quality as noted in “Asset Quality.”

The reserve balance has been reduced by approximately $8.8 million since June 30, 2001. The reduction primarily relates to the reversal noted above and charge-offs taken on both domestic loans and loans at our London office. Since June 30, 2001, charge-offs totaling $5.9 million have been made on domestic loans and charge-offs totaling $6.8 million have been made on loans in London. These charge-offs were partially offset by recoveries on domestic loans of $1.2 million and recoveries on foreign loans of $1.3 million for the same period. As a result of these charge-offs and repayments on some of these loans, the non-performing asset portfolio has been significantly reduced, and so also has the reserve for loan losses. The remaining reserve amount has been determined based on the risk in the portfolio, including the risks related to the still slow economy.

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

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate (net of reserves) and other assets owned, totaled $2.2 million as of June 30, 2002, a $1.5 million decrease from the year-end 2001 total of $3.7 million and a $12.2 million decrease from the June 30, 2001 total of $14.4 million. Of the $2.2 million, $499 thousand is recorded in our Banking segment, and $1.7 million is in our International Banking segment. The decrease in nonperforming assets from the prior year’s second quarter was mainly due to repayments on domestic loans of approximately $7.2 million in the Banking segment, and on loans of approximately $2.6 million in the International Banking segment. Additional decreases resulted from charge-offs on our London-based loans of approximately $3.9 million, and on our domestic loans of about $735 thousand. These decreases were partially offset by additions to the nonaccrual loan portfolio of $106 thousand in the Banking segment and $1.3 million in the International Banking segment.

In the second quarter of 2002, we sold the last remaining property in our real estate owned portfolio, previously held in the Other segment, which as of June 30, 2002 has a balance of $0. The $1.6 million balance in other assets owned is comprised of repossessed equipment and automobiles from our commercial lease financing business in London, which is part of the International Banking segment.

There were no material impaired loans and, therefore, no specific reserve required for those loan losses assigned at June 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days decreased $1.7 million during the first six months of 2002 to $11.6 million and were substantially unchanged from June 30, 2001.

NONPERFORMING ASSETS AND PAST-DUE LOANS

	JUNE 30,	JUNE 30,	DECEMBER 31,
(IN THOUSANDS)	2002	2001	2001

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$310	$12,806	$1,373
Renegotiated Loans	255	647	529
Other Real Estate and Other Assets Owned, Net	1,641	908	1,756

Total Nonperforming Assets	$2,206	$14,361	$3,658
PAST-DUE LOANS (2)	$16,544	$47,917	$46,809
PAST-DUE LOANS (3)	$11,591	$11,523	$13,315
POTENTIAL PROBLEM LOANS	$535	$1,789	$436

(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2)	Loans contractually past due 30-89 days or more in principal or interest.

(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.58 billion as of June 30, 2002, an increase of $62.1 million from $4.52 billion at December 31, 2001, and an increase of $596.4 million from $3.99 billion at June 30, 2001. Compared to the December 31, 2001 and June 30, 2001 totals, deposits increased in time deposits in domestic offices, primarily due to increased compensating balances maintained by a large governmental customer. Balances in savings and NOW accounts and time deposits in foreign offices decreased. This decrease was primarily due to two foreign government entities which withdrew funds from foreign time deposits. These foreign entities subsequently moved a significant portion of the funds withdrawn from foreign time deposits to money market accounts. Demand deposit balances remained stable.

As a means of reducing deposit reserve requirements, we periodically sweep excess demand funds into money market accounts. The average balances transferred for the three months ended June 30, 2002 and 2001, which are not included in demand deposits in our averages tables, were $470.5 million and $442.9 million, respectively. For the six months ended June 30, 2002 and 2001, respectively, these amounts were $465.8 million and $436.7 million.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings decreased $205.0 million from the year-end 2001 balance and $50.9 million from the June 30, 2001 balance. The decrease from year-end was due mostly to seasonal fluctuations in customers’ investments in repurchase agreements. Short-term borrowings are an additional source of funds that we utilize to meet certain asset/liability and daily cash management objectives and are used to generate cash and maintain adequate levels of liquidity.

	JUNE 30,	JUNE 30,	DECEMBER 31,
(IN THOUSANDS)	2002	2001	2001

Repurchase Agreements and Other Short-Term Borrowings	$391,660	$442,558	$596,620
Subordinated Debentures due 2009	66,525	66,525	66,525

Total Short-Term Borrowings and Long-Term Debt	$458,185	$509,083	$663,145

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see “Sensitivity to Market Risk”). As of June 30, 2002, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.54 billion (43% of total assets). This compares with $2.40 billion (42% of total assets) as of December 31, 2001, and $2.04 billion (38% of total assets) as of June 30, 2001. As of June 30, 2002, $1.30 billion of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $1.22 billion as of December 31, 2001, and $713.4 million as of June 30, 2001.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We also have a line of credit available through our membership in the Federal Home Loan Banks (FHLBs). As of June 30, 2002, December 31, 2001, and June 30, 2001, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $961.3 million, $1.32 billion, and $1.34 billion, respectively. As of June 30, 2002, December 31, 2001, and June 30, 2001, the amounts outstanding under these lines were $14.5 million, $15.9 million, and $28.1 million, respectively.

As of June 30, 2002, the Company believes it has sufficient liquidity to meet its future funding needs. However, there are many factors which impact liquidity that are beyond our ability to control or influence and, therefore, we cannot represent that liquidity will remain adequate.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of June 30, 2002, was $376.8 million, an increase of $16.0 million from year-end 2001 and a decrease of $11.9 million from a year ago. The increase from year-end was primarily the result of net income of $5.4 million, net unrealized securities gains of $7.0 million, and a net increase of $6.2 million due to the repurchase of $65.7 million of trust preferred securities, partially offset by payments of dividends on our common stock of $2.9 million. The decrease from June 30, 2001 was primarily the result of a net loss of $27.7 million and cash dividends of $5.7 million, partially offset by net unrealized securities gains of $14.9 million and the $6.2 million net increase from the repurchase of trust preferred securities. The $27.7 million period to period net loss included restructuring and other charges totaling $40.0 million, accounted for in the fourth quarter of 2001.

Book value per common share was $13.22 as of June 30, 2002, compared to $12.66 as of year-end 2001 and $13.65 as of June 30, 2001. The decrease in book value from June 30 of the prior year and the increase from year-end 2001 were primarily the result of the net income/loss, dividends, and net unrealized securities gains/losses described in the preceding paragraph.

Following are our capital ratios (as defined in the regulations) and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of June 30, 2002 and 2001, and December 31, 2001. For comparative purposes, it should be noted that our trust preferred securities, which at June 30, 2002, carried a blended interest rate of 8.79%, are included in the calculations for Tier I as allowed and Combined Tier I and Tier II capital ratios. This rate paid is significantly higher than the target federal funds rate at June 30, 2002 of 1.75%.

	JUNE 30,	JUNE 30,	DECEMBER 31,	REQUIRED
	2002	2001	2001	MINIMUMS

RIGGS NATIONAL CORPORATION:
Tier I	15.31%	16.61%	14.47%	4.00%
Combined Tier I and Tier II	23.25	26.69	24.34	8.00
Leverage	8.64	9.79	8.15	4.00
RIGGS BANK N.A.:
Tier I	14.64	14.92	14.07	4.00
Combined Tier I and Tier II	15.46	16.06	15.01	8.00
Leverage	8.36	8.95	8.03	4.00

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

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of June 30, 2002, the most likely interest rate scenario calls for the federal funds rate to be flat at 1.75% through March 2003. The federal funds rate then rises gradually to 3.00% by year-end 2003 and to 4.00% by July 2004, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of June 30, 2002 and 2001 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM JUNE 30, 2002

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:
Net Interest Income Increase/(Decrease)	(1.7)%	(1.5)%	(1.8)%	(4.0)%
Net Interest Income Increase/(Decrease)	$(3,196)	$(2,823)	$(9,780)	$(21,559)

(1)  Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.

2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.

3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of June 30, 2002, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 4%. The results of the simulation for June 30, 2002 indicated that the Bank was asset sensitive in a falling rate environment and liability sensitive in a rising rate environment. For falling rates, earnings would suffer versus the “most likely” scenario primarily due to floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities. For rising rates, net income would suffer versus the “most likely “scenario due to margin compression on fixed rate assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

In managing our interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of our interest-rate risk and can effectively alter the interest-rate sensitivity of portions of the statement of condition for specified periods of time. Along with financial derivative instruments, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings.

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

At June 30, 2002, December 31, 2001 and June 30, 2001, our cumulative one year gap was $(152.1) million, $(750.0) million and $(880.8) million, respectively. A negative gap position indicates that the Company would be adversely impacted by rising interest rates since interest earning deposits would reprice more quickly than interest earning assets. The gap at June 30, 2002 assumes the sale of $229.6 million in securities in July 2002.

COMMITMENTS

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of June 30, 2002 and 2001, and December 31, 2001 are detailed below:

	JUNE 30,	JUNE 30,	DECEMBER 31,
	2002	2001	2001

Commitments to extend credit	$910,677	$887,042	$942,556
Letters of credit	110,503	127,406	158,406

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amounts of $20.1 million and $21.8 million at June 30, 2002 and 2001, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and projections about our future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, including how it affects our loan sales at RBEL, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the global economy and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned factors more likely.

You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

RIGGS NATIONAL CORPORATION

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the normal course of business we are involved in various types of litigation and disputes which may lead to litigation. The Company believes that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

ITEM 2.	CHANGES IN SECURITIES
Not applicable.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the shareholders of the Corporation was held on April 17, 2002, in Washington, D.C. Chairman of the Board Robert L. Allbritton presided and 26,652,941 of the 28,505,650 shares outstanding as of the record date of February 28, 2002 were represented in person or by proxy.

1-Election of Directors
Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

	Total	Total
	Votes For	Votes Withheld

Joe L. Allbritton	23,048,021	6,112,243
Robert L. Allbritton	20,540,697	6,112,243
J. Carter Beese, Jr.	20,586,762	6,112,243
Charles A. Camalier, III	23,476,966	6,112,243
Timothy C. Coughlin	20,940,301	6,112,243
Lawrence I. Hebert	20,723,617	6,112,243
Steven B. Pfeiffer	23,476,958	6,112,243
Robert L. Sloan	23,477,573	6,112,243
Jack Valenti	23,414,326	6,112,243
William L. Walton	23,220,567	6,112,243
Eddie N. Williams	23,469,754	6,112,243

2-Proposal to Adopt the 2002 Long-Term Incentive Plan
By a vote of 12,795,876 For, to 10,161,634 Against, with 139,098 Abstaining, the Corporation’s shareholders agreed to a proposal to adopt the 2002 Long-Term Incentive Plan, the purpose of which is to attract, retain, and motivate the Corporation’s officers, employees, directors and selected consultants.

3-Proposal to Ratify the Election of the Independent Public Accountants
By a vote of 26,224,192 For, to 296,076 Against, with 132,673 Abstaining, the Corporation’s shareholders adopted a proposal to ratify KPMG LLP as the new independent accountants. Previously Riggs had engaged Arthur Andersen LLP.

PART II, OTHER INFORMATION, CONTINUED

ITEM 5.	OTHER INFORMATION
In our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2002, we reported stock option grants to certain of our executive officers during 2001 as required by the federal securities laws. However, due to a clerical oversight, three option grants reported on the option grant table (page 19) should also have appeared in the summary compensation table in our proxy statement (page 18). Accordingly, the following figures should have been included in the summary compensation table for the year 2001 under the column entitled “Long-Term Compensation Awards — Securities Underlying Options:”

Timothy C. Coughlin	25,000 shares
Raymond M. Lund	20,000 shares
Robert C. Roane	25,000 shares

In the final column of the 2001 option grant table (page 19) entitled “Grant Date Present Value,” figures for Joe L. Allbritton, Robert L. Allbritton, and Lawrence I. Hebert were reported at face value rather than using the Black-Scholes valuation model (as indicated in footnote number one). The figures for the remaining executive officers named in the table were calculated using incorrect assumptions for the risk-free rate and annual dividend rates. The risk-free rate should have been 5.4%. The annual dividend rate for options maturing January 19, 2011 should have been 1.32%, and for options maturing February 14, 2011, 1.28%. The figures reported in the proxy statement were higher than the actual figures that should have been reported using the Black-Scholes model and the proper assumptions thereunder. Additionally, the percentage of total options granted in the second column of the 2001 option grant table was overstated. Revised percentages and valuations of options for the following executive officers are as follows:

	Percentage of Total Options	Grant Date
	Granted to Employees in 2001	Present Value
Joe L. Allbritton	30.10%	$2,851,200
Robert L. Allbritton	15.20%	1,488,000
Timothy C. Coughlin	1.90%	180,000
Lawrence I. Hebert	3.04%	297,600
Raymond M. Lund	1.52%	144,000
Robert C. Roane	1.90%	180,000

On the option exercise table (page 20), Raymond Lund’s share figure was overstated by 25,000 shares. The correct numbers are 50,900- exercisable and 40,100-unexercisable.
In the Compensation Committee Report to Shareholders, the aggregate amount of bonuses awarded to 13 of our executive officers under the General Incentive Plan was overstated by $74,059 (page 14), and should have been reported as $403,797.

The Audit Committee of the Board of Directors has approved the non-audit services performed by KPMG LLP, the Company’s independent public accountants.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
The exhibits listed on page 32 are incorporated by reference or filed herewith in response to this item.
(b)	Reports on Form 8-K
None.

PART II, OTHER INFORMATION, CONTINUED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date: August 14, 2002	/s/ ROBERT L. ALLBRITTON Robert L. Allbritton Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	/s/ STEVEN T. TAMBURO Steven T. Tamburo Treasurer (Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGES
NO.

(3.1)	Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC File No. 09756).

(3.2)	By-laws of the Registrant with amendments through January 23, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 09756).
(4.1)	Indenture dated June 1, 1989, with respect to $100 million 9.65% Subordinated Debentures due 2009 (Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1989, SEC File No. 09756.)
(4.2)	Indenture dated December 13, 1996, with respect to $150 million, 8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant’s S-3 dated February 6, 1997, SEC File No. 333-21297.)

(4.3)	Indenture dated March 12, 1997, with respect to $200 million, 8.875% Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant’s S-3 dated May 2, 1997, SEC File No. 333-26447.)

(10.1)	Riggs Bank N.A. 2002 Executive Managerial Bonus Program	33-49
(10.2)	Real Estate Investment Advisory Agreement, dated May 24, 2002, between Riggs Bank N.A. and Kennedy Associates Real Estate Counsel, Inc.	50-69

(99.1)	Chief Executive Officer Certification of Quarterly Report on Form 10-Q	70
(99.2)	Chief Financial Officer Certification of Quarterly Report on Form 10-Q	71

(Exhibits omitted are not required or not applicable.)