Form 10-Q
period 2002-09-30
RIGGS NATIONAL CORP
filed 2002-11-14
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 0-9756

RIGGS NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1217953

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1503 Pennsylvania Avenue, N.W., Washington, D.C.	20005

(Address of principal executive offices)	(Zip Code)

(202) 835-4309

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	28,505,354

(Title of Class)	(Outstanding at October 31, 2002)

RIGGS NATIONAL CORPORATION

TABLE OF CONTENTS

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations (Unaudited) Three and nine months ended September 30, 2002 and 2001	3

	Consolidated Statements of Condition (Unaudited) September 30, 2002 and 2001, and December 31, 2001	4

	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) Nine months ended September 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2002 and 2001	6

	Notes to the Consolidated Financial Statements (Unaudited)	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26-28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Change in Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures and Certifications		29

Unless otherwise indicated, all references in this Quarterly Report on form 10-Q to “we,” “us,” “our,” “Riggs” and the “Company” refer to Riggs National Corporation and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

	RIGGS NATIONAL CORPORATION	THREE MONTHS ENDED		NINE MONTHS ENDED
	CONSOLIDATED STATEMENTS OF OPERATIONS	SEPTEMBER 30,		SEPTEMBER 30,
	(UNAUDITED)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2002	2001	2002	2001

	INTEREST INCOME

	Interest and Fees on Loans	$44,432	$51,076	$132,221	$156,438

	Interest and Dividends on Securities Available for Sale	17,537	17,522	53,562	53,008

	Interest on Time Deposits with Other Banks	784	2,750	1,999	11,444

	Interest on Federal Funds Sold and Reverse Repurchase Agreements	2,169	3,851	6,478	12,601

	Total Interest Income	64,922	75,199	194,260	233,491

	INTEREST EXPENSE

	Interest on Deposits:

	Savings and NOW Accounts	233	394	793	1,331

	Money Market Deposit Accounts	4,928	5,958	14,129	21,495

	Time Deposits in Domestic Offices	7,358	8,389	19,852	24,891

	Time Deposits in Foreign Offices	1,638	6,806	5,828	22,840

	Total Interest on Deposits	14,157	21,547	40,602	70,557

	Interest on Short-Term Borrowings and Long-Term Debt:

	Repurchase Agreements and Other Short-Term Borrowings	1,742	3,736	5,444	14,905

	Long-Term Debt	1,618	1,618	4,854	4,854

	Total Interest on Short-Term Borrowings and Long-Term Debt	3,360	5,354	10,298	19,759

	Total Interest Expense	17,517	26,901	50,900	90,316

	Net Interest Income	47,405	48,298	143,360	143,175

	Provision for Loan Losses	1,400	838	(268)	953

	Net Interest Income after Provision for Loan Losses	46,005	47,460	143,628	142,222

	NONINTEREST INCOME

	Trust and Investment Advisory Income	10,206	11,549	33,462	37,562

	Service Charges and Fees	11,557	11,620	33,892	32,979

	Venture Capital Investment Losses, Net	(3,155)	(7,785)	(13,743)	(21,662)

	Other Noninterest Income	2,549	2,390	7,701	7,498

	Securities Gains, Net	5,973	25	7,395	11,410

	Total Noninterest Income	27,130	17,799	68,707	67,787

	NONINTEREST EXPENSE

	Salaries and Employee Benefits	28,389	27,105	83,610	79,420

	Occupancy, Net	5,658	5,025	16,255	15,402

	Data Processing Services	5,281	5,184	15,850	15,959

	Furniture, Equipment and Software	3,795	4,857	11,091	14,219

	Other Noninterest Expense	16,182	15,353	49,146	46,205

	Total Noninterest Expense	59,305	57,524	175,952	171,205

	Income before Taxes and Minority Interest	13,830	7,735	36,383	38,804

	Applicable Income Tax Expense	4,424	3,198	12,560	14,590

	Minority Interest in Income of Subsidiaries, Net of Taxes	4,015	4,932	13,005	14,815

	Net Income (Loss)	$5,391	$(395)	$10,818	$9,399

EARNINGS (LOSSES) PER SHARE-	Basic	$0.19	$(0.01)	$0.38	$0.33

	Diluted	0.19	(0.01)	0.37	0.32

	DIVIDENDS DECLARED AND PAID PER SHARE	$0.05	$0.05	$0.15	$0.15

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2002	2001	2001

ASSETS

Cash and Due from Banks	$191,227	$179,743	$183,389

Federal Funds Sold and Reverse Repurchase Agreements	555,000	629,000	429,000

Total Cash and Cash Equivalents	746,227	808,743	612,389

Time Deposits with Other Banks	163,937	289,464	329,849

Securities Available for Sale (at Market Value)	2,192,874	1,718,638	1,454,395

Venture Capital Investments	49,205	56,320	62,423

Loans	2,843,720	2,859,921	2,899,478

Reserve for Loan Losses	(26,140)	(29,540)	(33,002)

Total Net Loans	2,817,580	2,830,381	2,866,476

Premises and Equipment, Net	191,598	197,018	210,195

Loans Held for Sale	5,838	8,671	10,489

Other Assets	209,799	190,167	193,140

Total Assets	$6,377,058	$6,099,402	$5,739,356

LIABILITIES

Deposits:

Noninterest-Bearing Demand Deposits	$614,205	$661,823	$528,230

Interest-Bearing Deposits:

Savings and NOW Accounts	261,102	305,839	254,744

Money Market Deposit Accounts	2,133,625	1,955,483	1,766,813

Time Deposits in Domestic Offices	1,723,579	1,132,200	1,032,807

Time Deposits in Foreign Offices	289,423	466,938	685,990

Total Interest-Bearing Deposits	4,407,729	3,860,460	3,740,354

Total Deposits	5,021,934	4,522,283	4,268,584

Repurchase Agreements and Other Short-Term Borrowings	402,158	596,620	499,234

Other Liabilities	219,385	203,151	152,656

Long-Term Debt	66,525	66,525	66,525

Total Liabilities	5,710,002	5,388,579	4,986,999

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	281,584	350,000	350,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common Stock-$2.50 Par Value

9/30/2002	12/31/2001	9/30/2001

Authorized	50,000,000	50,000,000	50,000,000

Issued	31,807,152	31,795,703	31,795,703

Outstanding	28,505,354	28,494,905	28,494,905	79,518	79,489	79,489

Additional Paid in Capital	169,639	163,125	163,125

Retained Earnings	204,087	197,545	231,745

Accumulated Other Comprehensive Gain (Loss)	3,597	(7,979)	(645)

Treasury Stock - 3,301,798 shares at September 30, 2002 and 3,300,798 shares at September 30 and December 31, 2001	(71,369)	(71,357)	(71,357)

Total Shareholders’ Equity	385,472	360,823	402,357

Total Liabilities and Shareholders’ Equity	$6,377,058	$6,099,402	$5,739,356

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2000	$79,254	$162,206	$226,616	$(13,973)	$(71,357)	$382,746

Comprehensive Income:

Net Income			9,399			9,399

Other Comprehensive Income

Net of Tax: (1)

Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				16,524		16,524

Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(2,642)		(2,642)

Foreign Exchange Translation Adjustments				(554)		(554)

Total Other Comprehensive Income						13,328

Total Comprehensive Income						22,727

Issuance of Common Stock for Stock Option Plans-94,239 Shares	235	919				1,154

Cash Dividends – Common Stock, $.15 per Share			(4,270)			(4,270)

Balance, September 30, 2001	$79,489	$163,125	$231,745	$(645)	$(71,357)	$402,357

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823

Comprehensive Income:

Net Income			10,818			10,818

Other Comprehensive Income

Net of Tax: (1)

Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				11,071		11,071

Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(745)		(745)

Foreign Exchange Translation Adjustments				1,250		1,250

Total Other Comprehensive Income						11,576

Total Comprehensive Income						22,394

Issuance of Common Stock for Stock Option Plans-11,449 Shares	29	121				150

Repurchase of Trust Preferred Securities, Net		6,393				6,393

Common Stock Repurchase-1,000 shares					(12)	(12)

Cash Dividends – Common Stock, $.15 per Share			(4,276)			(4,276)

Balance, September 30, 2002	$79,518	$169,639	$204,087	$3,597	$(71,369)	$385,472

(1)	-	See Notes to the Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$10,818	$9,399

Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:

Provision for Loan Losses	(268)	953

Unrealized Losses on Venture Capital Investments	10,666	27,955

Losses (Gains) on Sales of Venture Capital Investments	3,077	(6,293)

Depreciation Expense and Amortization of Leasehold Improvements	12,191	11,318

Gains on Sales of Securities Available for Sale	(7,395)	(11,410)

Gains on Sale of OREO	(9)	(57)

Increase in Other Assets	(29,264)	(8,800)

Increase in Other Liabilities	11,577	12,991

Total Adjustments	575	26,657

Net Cash Provided By Operating Activities	11,393	36,056

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Decrease In Time Deposits with Other Banks	125,527	36,052

Principal Collections and Maturities of Securities Available for Sale	8,303,206	3,504,678

Proceeds from Sales of Securities Available for Sale	470,142	190,041

Purchases of Securities Available for Sale	(9,219,690)	(3,831,678)

Purchases of Venture Capital Investments	(7,494)	(10,616)

Proceeds from Sale of Venture Capital Investments	866	10,265

Net Decrease in Loans	11,325	26,666

Proceeds from Sale of OREO	3,039	—

Net Increase in Premises and Equipment	(6,702)	(5,728)

Other, Net	499	239

Net Cash Used In Investing Activities	(319,282)	(80,081)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (Decrease) in:

Demand, NOW, Savings and Money Market Deposit Accounts	85,787	(136,698)

Time Deposits	413,864	329,305

Repurchase Agreements and Other Short-Term Borrowings	(194,462)	(83,598)

Proceeds from the Issuance of Common Stock	150	1,154

Dividend Payments – Common	(4,276)	(4,270)

Repurchase of Trust Preferred Securities	(56,940)	—

Net Cash Provided By Financing Activities	244,123	105,893

Effect of Exchange Rate Changes	1,250	(554)

Net (Decrease) Increase in Cash and Cash Equivalents	(62,516)	61,314

Cash and Cash Equivalents at Beginning of Period	808,743	551,075

Cash and Cash Equivalents at End of Period	$746,227	$612,389

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

NONCASH ACTIVITIES:

Trade Dated Securities	$103,655	$50,789

Loans Transferred to Other Real Estate/Other Assets Owned	3,654	—

CASH PAID DURING THE YEAR FOR:

Interest Paid	$50,704	$90,842

Income Tax Payments	3,546	126

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. These principles have been applied on a consistent basis, except for the adoption of SFAS 142 as discussed in Note 11. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for all of 2002. For comparability, certain prior period amounts have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

NOTE 2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Riggs believes its critical accounting policies and estimates include determining the reserve for loan losses, valuing venture capital investments, assessing the realizability of deferred tax assets and measuring the impairment, if any, on capitalized costs associated with a long-term, fixed price contract.

Reserve for Loan Losses

Like all bank holding companies, Riggs maintains a reserve for anticipated loan losses. At September 30, 2002, this reserve totaled $26.1 million, or .92% of loans. The Company believes this reserve is adequate to absorb losses inherent in the portfolio, subject to the disclosure in the following paragraph. This evaluation is based primarily on an ongoing review of large credit relationships within the portfolio and our historical experience with smaller, homogeneous credits. As part of this analysis, Riggs considers its need for a qualitative component within its reserve. Riggs also limits the ability of known problem borrowers to access unfunded loan commitments. The Company believes that it complies in all material respects with the requirements of SEC Staff Accounting Bulletin No. 102 (“Selected Loan Loss Allowance Methodology and Documentation Issues”).

Credit losses, however, are inherent to our business and, while the Company believes its credit monitoring procedures are adequate, it is possible there may be unidentified losses in the loan portfolio at September 30, 2002 that may become apparent at a future date. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments

At September 30, 2002, the Company valued its venture capital portfolio at $49.2 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

The resultant valuation of venture capital investments is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if we deemed it necessary to liquidate our investment within a short period of time, the actual proceeds from the sale could differ significantly from our carrying value. The recent market for the type of venture capital investments we hold has been impacted by a slowing economy, a depressed domestic equity market in which the values of publicly traded technology companies have declined drastically, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining the values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Deferred Tax Assets

Unrealized losses in our venture capital operations have resulted in the establishment of $12.6 million of deferred tax assets as of September 30, 2002. Of this amount, $4.8 million of these assets was established in the first nine months of 2002, with $1.1 million established in the third quarter. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $5.2 million against the deferred tax assets at September 30, 2002. Of the $5.2 million, $2.4 million was established in the first nine months of 2002, and $552 thousand was established in the third quarter. The Company believes that the unreserved deferred tax asset balance of $7.4 million at September 30, 2002 will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that we expect could produce sufficient capital gains to allow the deferred tax asset balance to be realized.

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

Impairment

In the fourth quarter of 2001, the Company recorded an $8.4 million charge related to a long-term, fixed-price, non-cancelable project contract due to cost overruns that cannot be passed on to subcontractors or other parties to the contract. This contract involves the construction, implementation and maintenance of a computer system to be utilized by the federal government in its cash management and reporting. The contract has significant uncertainties both as to the costs to complete the contract and the development revenues resulting from the contract. At September 30, 2002, the Company has an asset of $4.2 million related to this contract, which has been determined to be unimpaired.

There are, however, various contractual provisions that have yet to be completed. These contractual requirements are broadly defined and are, therefore, subject to variations of interpretation as to both definition and scope. Since there is uncertainty as to the future obligations of the Company under the existing contract, and since the recoverability of future costs may be dependent upon the willingness of the contractual counterparty to fund such costs, there may be future impairment associated with this contract. The amount of such losses, if any, cannot be estimated at this time. If a loss is recorded at a future date, it will be recorded in the Banking segment.

NOTE 3. EARNINGS PER SHARE

Earnings per share computations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2002		SEPTEMBER 30, 2001

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) Available to Common Shareholders	$5,391	$5,391	$(395)	$(395)

Weighted-Average Shares Outstanding	28,505,393	28,505,393	28,490,836	28,490,836

Weighted-Average Dilutive Effect of Stock Option Plans	n/a	295,240	n/a	583,169

Adjusted Weighted-Average Shares Outstanding	28,505,393	28,800,633	28,490,836	29,074,005

Earnings (Loss) Per Share	$.19	$.19	$(.01)	$(.01)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	NINE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2002		SEPTEMBER 30, 2001

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$10,818	$10,818	$9,399	$9,399

Weighted-Average Shares Outstanding	28,504,684	28,504,684	28,462,881	28,462,881

Weighted-Average Dilutive Effect of Stock Option Plans	n/a	357,899	n/a	478,233

Adjusted Weighted-Average Shares Outstanding	28,504,684	28,862,583	28,462,881	28,941,114

Earnings (Loss) Per Share	$.38	$.37	$.33	$.32

Approximately 3.8 million and 4.0 million stock options were outstanding at the end of September 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $18.79 per share and $23.58 per share at the end of the same respective periods.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

NINE MONTHS ENDED SEPTEMBER 30, 2001:

Foreign Currency Translation Adjustments	$(852)	$298	$(554)

Unrealized Gains (Losses) on Securities:

Unrealized Holding Gains (Losses) Arising During Period	25,523	(8,933)	16,590

Reclassification Adjustment for (Gains) Losses Realized in Net Income	(102)	36	(66)

Net Unrealized Gains (Losses) on Securities	25,421	(8,897)	16,524

Unrealized Gains (Losses) on Derivatives:

Unrealized Holding Gains (Losses) Arising During Period	(1,736)	607	(1,129)

Reclassification Adjustment for (Gains) Losses Realized in Net Income	(2,328)	815	(1,513)

Net Unrealized Gains (Losses) on Derivatives	(4,064)	1,422	(2,642)

Other Comprehensive Income (Loss)	$20,505	$(7,177)	$13,328

NINE MONTHS ENDED SEPTEMBER 30, 2002:

Foreign Currency Translation Adjustments	$1,923	$(673)	$1,250

Unrealized Gains (Losses) on Securities:

Unrealized Holding Gains (Losses) Arising During Period	24,428	(8,550)	15,878

Reclassification Adjustment for (Gains) Losses Realized in Net Income	(7,395)	2,588	(4,807)

Net Unrealized Gains (Losses) on Securities	17,033	(5,962)	11,071

Unrealized Gains (Losses) on Derivatives:

Unrealized Holding Gains (Losses) Arising During Period	(3,402)	1,191	(2,211)

Reclassification Adjustment for (Gains) Losses Realized in Net Income	2,256	(790)	1,466

Net Unrealized Gains (Losses) on Derivatives	(1,146)	401	(745)

Other Comprehensive Income (Loss)	$17,810	$(6,234)	$11,576

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED	UNREALIZED	ACCUMULATED
	CURRENCY	GAIN (LOSS)	GAIN (LOSS)	OTHER
	TRANSLATION	ON	ON	COMPREHENSIVE
	ADJUSTMENTS	SECURITIES	DERIVATIVES	INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2001:

Balance, December 31, 2000	$(4,657)	$(9,316)	$—	$(13,973)

Period Change	(554)	16,524	(2,642)	13,328

Balance, September 30, 2001	$(5,211)	$7,208	$(2,642)	$(645)

NINE MONTHS ENDED SEPTEMBER 30, 2002:

Balance, December 31, 2001	$(5,679)	$(69)	$(2,231)	$(7,979)

Period Change	1,250	11,071	(745)	11,576

Balance, September 30, 2002	$(4,429)	$11,002	$(2,976)	$3,597

NOTE 5: SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Company, Treasury, Riggs Capital Partners and Other. The Banking segment provides traditional banking services such as lending and deposit taking to retail, corporate and other customers. The International Banking segment includes our Washington, D.C.-based embassy banking business, the London-based banking subsidiary, Riggs Bank Europe Ltd. (“RBEL”), a branch in Berlin, and our London-based international private-client services division. Riggs & Company is the domestic private client services division that provides trust and investment management services to a broad customer base, and includes our Washington, D.C. and Miami-based international private-client services groups. The Treasury segment is responsible for asset and liability management throughout our Company. Riggs Capital Partners represents our venture capital subsidiaries, which specialize in equity investments in privately-held companies. The Other segment consists of our unallocated parent company income and expense, net interest income from unallocated equity, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

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

The segment information herein is presented as management views the segments. Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods have not been restated to reflect changes in our revenue and cost allocations and funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
SEPTEMBER 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$41,894	$6,932	$1,547	$22,510	$54	$8,468

Interest Expense	11,482	6,742	1,031	4,121	—	9,530

Funds Transfer Income (Expense)	4,186	10,356	2,889	(20,041)	(894)	3,504

Net Interest Income (Loss), Tax-Equivalent	34,598	10,546	3,405	(1,652)	(840)	2,442

Provision for Loan Losses	(4,700)	3,886	—	—	—	(586)

Tax Equivalent Adjustment	(1,094)	—	—	—	—	—

Net Interest Income (Loss)	$28,804	$14,432	$3,405	$(1,652)	$(840)	$1,856	$—	$46,005

NONINTEREST INCOME

Noninterest Income-External Customers	$11,366	$1,261	$10,980	$6,555	$(3,067)	$35

Intersegment Noninterest Income	653	2,097	570	—	—	641

Total Noninterest Income	$12,019	$3,358	$11,550	$6,555	$(3,067)	$676	$(3,961)	$27,130

NONINTEREST EXPENSE

Depreciation and Amortization	$927	$304	$123	$3	$7	$2,225

Direct Expense	16,836	9,983	8,148	855	698	23,157

Overhead and Support	13,426	3,234	3,175	648	125	(20,608)

Total Noninterest Expense	$31,189	$13,521	$11,446	$1,506	$830	$4,774	$(3,961)	$59,305

Income (Loss) Before Taxes and Minority Interest	$9,634	$4,269	$3,509	$3,397	$(4,737)	$(2,242)	$—	$13,830

Total Average Assets	$3,257,062	$635,959	$230,602	$3,216,404	$72,454	$750,523	$(1,922,740)	$6,240,264

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
SEPTEMBER 30, 2001	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$45,020	$11,310	$1,128	$30,484	$118	$9,953

Interest Expense	12,542	14,234	1,202	9,178	—	11,940

Funds Transfer Income (Expense)	(3,262)	11,595	2,420	(16,390)	(1,182)	6,819

Net Interest Income (Loss), Tax-Equivalent	29,216	8,671	2,346	4,916	(1,064)	4,832

Provision for Loan Losses	—	(838)	—	—	—	—

Tax Equivalent Adjustment	(619)	—	—	—	—	—

Net Interest Income (Loss)	$28,597	$7,833	$2,346	$4,916	$(1,064)	$4,832	$—	$47,460

NONINTEREST INCOME

Noninterest Income-External Customers	$11,244	$1,280	$12,153	$237	$(7,192)	$77

Intersegment Noninterest Income	807	1,966	578	—	—	641

Total Noninterest Income	$12,051	$3,246	$12,731	$237	$(7,192)	$718	$(3,992)	$17,799

NONINTEREST EXPENSE

Depreciation and Amortization	$1,065	$359	$220	$4	$7	$2,336

Direct Expense	17,659	9,531	8,796	969	1,045	19,525

Overhead and Support	13,140	3,391	2,904	565	93	(20,093)

Total Noninterest Expense	$31,864	$13,281	$11,920	$1,538	$1,145	$1,768	$(3,992)	$57,524

Income (Loss) Before Taxes and Minority Interest	$8,784	$(2,202)	$3,157	$3,615	$(9,401)	$3,782	$—	$7,735

Total Average Assets	$2,831,945	$854,762	$92,209	$2,758,064	$86,253	$853,714	$(1,921,327)	$5,555,620

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NINE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
SEPTEMBER 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$121,412	$22,331	$4,504	$70,575	$165	$25,818

Interest Expense	31,557	21,258	3,188	13,858	—	28,861

Funds Transfer Income (Expense)	8,928	29,090	8,840	(55,268)	(2,768)	11,178

Net Interest Income (Loss), Tax-Equivalent	98,783	30,163	10,156	1,449	(2,603)	8,135

Provision for Loan Losses	(4,700)	4,968	—	—	—	—

Tax Equivalent Adjustment	(2,723)	—	—	—	—	—

Net Interest Income (Loss)	$91,360	$35,131	$10,156	$1,449	$(2,603)	$8,135	$—	$143,628

NONINTEREST INCOME

Noninterest Income-External Customers	$32,554	$3,472	$35,973	$9,951	$(13,488)	$245

Intersegment Noninterest Income	2,055	7,780	1,798	—	—	1,924

Total Noninterest Income	$34,609	$11,252	$37,771	$9,951	$(13,488)	$2,169	$(13,557)	$68,707

NONINTEREST EXPENSE

Depreciation and Amortization	$2,776	$902	$375	$9	$21	$6,569

Direct Expense	51,728	30,951	27,274	2,677	2,108	64,119

Overhead and Support	39,228	9,295	9,494	1,727	328	(60,072)

Total Noninterest Expense	$93,732	$41,148	$37,143	$4,413	$2,457	$10,616	$(13,557)	$175,952

Income (Loss) Before Taxes and Minority Interest	$32,237	$5,235	$10,784	$6,987	$(18,548)	$(312)	$—	$36,383

Total Average Assets	$3,104,889	$681,389	$228,281	$3,113,398	$74,495	$781,350	$(2,025,752)	$5,958,050

NINE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
SEPTEMBER 30, 2001	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$136,090	$36,480	$3,657	$95,907	$363	$31,568

Interest Expense	41,839	47,060	6,117	29,973	—	33,980

Funds Transfer Income (Expense)	(1,058)	38,174	11,029	(61,676)	(3,656)	17,187

Net Interest Income (Loss), Tax-Equivalent	93,193	27,594	8,569	4,258	(3,293)	14,775

Provision for Loan Losses	3,444	(4,397)	—	—	—	—

Tax Equivalent Adjustment	(1,921)	—	—	—	—	—

Net Interest Income (Loss)	$94,716	$23,197	$8,569	$4,258	$(3,293)	$14,775	$—	$142,222

NONINTEREST INCOME

Noninterest Income-External Customers	$32,256	$3,241	$39,651	$2,118	$(21,133)	$11,654

Intersegment Noninterest Income	2,489	5,576	1,830	1	—	1,924

Total Noninterest Income	$34,745	$8,817	$41,481	$2,119	$(21,133)	$13,578	$(11,820)	$67,787

NONINTEREST EXPENSE

Depreciation and Amortization	$3,198	$1,057	$644	$12	$22	$6,954

Direct Expense	51,531	29,153	28,120	2,944	6,094	53,296

Overhead and Support	39,404	9,822	7,971	1,719	285	(59,201)

Total Noninterest Expense	$94,133	$40,032	$36,735	$4,675	$6,401	$1,049	$(11,820)	$171,205

Income (Loss) Before Taxes and Minority Interest	$35,328	$(8,018)	$13,315	$1,702	$(30,827)	$27,304	$—	$38,804

Total Average Assets	$2,739,725	$851,244	$93,960	$2,527,073	$89,264	$866,663	$(1,740,669)	$5,427,260

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6: ACCOUNTING FOR DERIVATIVES

Under the provisions of SFAS 133, “Accounting for Derivative Investments and Hedging Activities”, which was amended by SFAS 138, all derivatives must be recognized as assets or liabilities in the Consolidated Statements of Condition and must be measured at fair value through adjustments to either Other Comprehensive Income or current earnings, depending on the purpose of the derivative. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate it as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income. (See Note 4 for the impact to Other Comprehensive Income.)

The Company has the following hedging instruments at September 30, 2002:

Fair Value Hedges – We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At June 30, 2002, all of the hedged loans were reclassified as Held For Sale based upon a signed sales agreement which called for the loans to be sold at a small discount to face value. Upon reclassification of these loans, the Company ceased hedge accounting. During the third quarter of 2002, we had no fair value hedges. For the first nine months of 2002, we recognized a net loss of $22 thousand which represented the ineffective portion of all fair value hedges. We recognized a net loss of $30 thousand during the same period for 2001. These amounts are included in Other Noninterest Income in the Consolidated Statements of Operations.

Cash Flow Hedges – We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. For the nine months ending September 30, 2001 and 2002, there was no impact to Other Noninterest Income in the Consolidated Statements of Operations for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statements of Operations in which the income or expense related to the hedged item is recorded. At September 30, 2002, $135 thousand of deferred net gains on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months compared to $220 thousand of deferred net losses at September 30, 2001. The maximum term over which we were hedging our exposure to the variability of cash flows was 33 months as of September 30, 2002 and 45 months as of September 30, 2001.

The Company uses forward exchange contracts to hedge substantially all of our net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. At September 30, 2002, $572 thousand of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $271 thousand of net losses at September 30, 2001.

Other – As of September 30, 2002, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships, including the interest rate swaps mentioned above that previously had been classified as fair value hedges. The carrying value of these items is a net liability of $755 thousand and they are marked to market through current period earnings. The carrying value at September 30, 2001 was a net liability of $1.1 million.

NOTE 7: REPURCHASE OF TRUST PREFERRED SECURITIES

In the third quarter of 2002, we repurchased, in a cash transaction, $2.7 million of trust preferred securities at a blended interest rate of 8.86%. This resulted in after-tax annual savings of $155 thousand in minority interest expense. The repurchase was at a discount and resulted in a direct after-tax increase to shareholders’ equity of $233 thousand.

In the first nine months of 2002, we repurchased, in cash transactions, $68.4 million of trust preferred securities at a blended interest rate of 8.66%.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

This resulted in after-tax annual savings of $3.9 million in minority interest expense. The repurchases were at a discount and resulted in a direct after- tax increase to shareholders’ equity of $6.4 million.

Since cash was utilized to repurchase the trust preferred securities, this cash will be unavailable for alternative investments. The repurchase of the trust preferred securities primarily impacts the Other segment.

NOTE 8: RESTRUCTURING LIABILITY

In the fourth quarter of 2001, we recorded a restructuring charge of approximately $4.4 million. A summary of the activity in the liabilities established for restructuring costs from January 1, 2002, to September 30, 2002, is as follows:

	Balance at	Amount		Balance at
	December 31,	Charged to		September 30,
Description	2001	Expense	Deductions	2002

Restructuring Expense	$2,720	$—	$1,552	$1,168

We anticipate the remaining reserve will be substantially utilized by December 31, 2002.

NOTE 9: ENHANCING PERFORMANCE AND SERVICE

The Company has retained the services of a consultant to identify and evaluate alternative data processing providers and to identify and implement process improvement and revenue enhancement opportunities. Pending formalization of a contractual relationship with this consultant, we have paid and expensed $2.0 million to this consultant, of which $1.0 million was expensed during the quarter ended September 30, 2002. Subsequent to September 30, 2002, we paid this consultant an additional $1.0 million which is refundable to the Company if agreed upon levels of revenue increases or expense decreases are not realized. Failure of the Company and the consultant to formalize their relationship may result in a liability to the Company that exceeds both the amount expensed and paid to the consultant through September 30, 2002 and the amount paid subsequent to September 30, 2002.

During the third quarter of 2002, the Company capitalized $213 thousand of costs related to the implementation of new technology that will be provided by a third party service provider. This amount, and an additional $440 thousand which has been incurred since the end of the quarter, have been recorded as a deferred expense and will be amortized over the agreed upon contractual term. If the Company and the third party service provider fail to reach a contractual agreement, which we believe is unlikely, the Company will seek alternative providers and the amount currently recorded as a deferred expense will be expensed.

As a result of the upgrade of its technology, during the second quarter of 2002 the Company recorded a $1.1 million write-off of a teller system which was in the process of development and which will not be compatible with our future technology (see “Noninterest Expense” in Item 2 Management’s Discussion and Analysis). The implementation of the new technology may require the recognition of additional expenses such as penalties to exit maintenance, service and other contractual relationships as well as shortening the estimated useful lives of capitalized assets that will not be useful in the new environment. The impact of these increased costs on 2002 operations cannot be reasonably estimated at this time.

NOTE 10: RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, we entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 11: NEW FINANCIAL ACCOUNTING STANDARDS

SFAS 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. It discontinues amortization of intangible assets unless they have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. Since SFAS 142 was required to be implemented starting with fiscal years beginning after December 15, 2001, we discontinued the amortization of goodwill beginning on January 1, 2002. We adopted SFAS 142 as of January 1, 2002, and our analysis indicated that goodwill is not impaired.

Data concerning various intangible assets is as follows:

	SEPTEMBER 30,		DECEMBER 31,		SEPTEMBER 30,
	2002		2001		2001

	GROSS		GROSS		GROSS
	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED
	VALUE	AMORTIZATION	VALUE	AMORTIZATION	VALUE	AMORTIZATION

Amortizable Core Deposit Intangibles	$10,881	$(10,742)	$10,881	$(10,673)	$10,881	$(10,641)

Amortizable Fair Value of Leasehold Improvements	3,955	(3,745)	3,955	(3,690)	6,637	(3,614)

Unamortizable Goodwill	12,602	(5,908)	12,602	(5,908)	12,602	(5,747)

Amortization Expense:

	LEASEHOLD
	FAIR VALUE	CORE DEPOSIT
	ADJUSTMENT	INTANGIBLES	GOODWILL

Actual:

Nine Months Ended September 30, 2002	$56	$69	$—

Nine Months Ended September 30, 2001	227	96	484

Expected:

Three months ended December 31, 2002	$18	$23	$—

Twelve months ended December 31, 2003	74	59	—

Twelve months ended December 31, 2004	74	33	—

Twelve months ended December 31, 2005	22	14	—

Twelve months ended December 31, 2006	22	5	—

Twelve months ended December 31, 2007	—	5	—

The comparable effects of the adoption of SFAS 142 for the three and nine months follow:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Reported Net Income	$5,391	$(395)	$10,818	$9,399

Add Back: Goodwill Amortization, Net of Tax	—	105	—	315

Adjusted Net Income	$5,391	$(290)	$10,818	$9,714

Reported Basic Earnings Per Share	$0.19	$(0.01)	$0.38	$0.33

Add Back: Goodwill Amortization Per Share, Net of Tax	—	—	—	0.01

Adjusted Basic Earnings Per Share	$0.19	$(0.01)	$0.38	$0.34

Reported Diluted Earnings Per Share	$0.19	$(0.01)	$0.37	$0.32

Add Back: Goodwill Amortization Per Share, Net of Tax	—	—	—	0.01

Adjusted Diluted Earnings Per Share	$0.19	$(0.01)	$0.37	$0.33

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SFAS 143, “Accounting for Asset Retirement Obligations,” also was issued in June 2001. SFAS 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have determined that SFAS 143 will not have a material impact on the Company.

SFAS 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” was issued in August 2001 and is effective for the Company’s 2002 fiscal year. This Statement retains existing requirements to recognize impairment only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cashflows and measure any impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 a) excludes goodwill from its scope, b) allows for probability-weighted cash flow estimation techniques when measuring for impairment, c) requires that, for any asset to be abandoned, the depreciable life be adjusted and the cumulative impact of such change treated as an accounting change and d) an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying value of the asset exceeds its fair value. Adoption of this Statement has not had a material impact on the Company.

SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002,” was issued in May 2002. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This statement will not have an impact on the Company.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Unlike EITF 94-3, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of at the date of an entity’s commitment to an exit plan. This statement does not affect the Company at the present time, but will be complied with when and if it becomes necessary.

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

We have 48 branch locations and 138 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom, Riggs Bank Europe Ltd. We have additional operations or subsidiaries in London, England; Miami, Florida; Berlin, Germany; and Jersey, Channel Islands. Riggs and Company International Ltd. also is located in London. We serve an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies, and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial resources than we have. We compete on the basis of our reputation, localized decision-making, interest rates, convenient locations, hours of operations and quality of customer service.

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

RESULTS OF OPERATIONS

We recorded earnings of $5.4 million, or $0.19 per diluted share, for the third quarter of 2002, compared to a net loss of $395 thousand, or $0.01 per diluted share, in the third quarter of 2001. For the first nine months of 2002, we had net income of $10.8 million, or $0.37 per diluted share, compared with net income of $9.4 million, or $0.32 per diluted share, for the first nine months of 2001. The increase in the third quarter of 2002 was due primarily to larger securities gains and smaller venture capital losses than in the same period in 2001. Securities gains in the third quarter of 2002 were $6.0 million compared to $25 thousand in 2001, and venture capital losses were $3.2 million compared to $7.8 million a year ago. The increase in net income for the first nine months of 2002 resulted primarily from lower venture capital losses than those incurred for the corresponding periods in 2001. For the first nine months of 2001, the losses totaled $21.7 million versus $13.7 million for the first nine months of this year.

Return on average assets was .34% and .24% for the three and nine months ended September 30, 2002, compared to (.03)% and .23% for the same periods a year ago. Return on average shareholders’ equity was 5.60% and 3.90%, compared to (.40)% and 3.20% for the three and nine months ended September 30, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $48.5 million in the third quarter of 2002, a decrease of $418 thousand from the $48.9 million for the same quarter in 2001. For the nine months ended September 30, 2002, net interest income increased $987 thousand to $146.1 million from $145.1 million for the same period a year ago. The decrease for the three months was primarily due to a larger decrease in interest income (from $75.8 million to $66.0 million) than in interest expense (from $26.9 million to $17.5 million). For the nine months, net interest income increased primarily because of a larger decrease in interest expense (from $90.3 million to $50.9 million) than in interest income (from $235.4 million to $197.0 million). Decreases in interest rates were the major contributor to the declines in both interest income and interest expense. As interest rates have decreased throughout 2002, the Company has found it increasingly difficult to pass on these decreases to its deposit customers whereas loans and other assets have repriced more quickly.

For the three months ended September 30, 2002, compared to the comparable quarter in the prior year, the net interest margin decreased from 3.90% to 3.40%, and for the nine months ended September 30, 2002, it decreased from 3.99% to 3.63%. The decrease in interest rates noted above was a significant reason for the margin decline. In addition, margin is impacted by the amount of deposits that the U.S. Government and its agencies place on deposit at Riggs. Since these deposits have a lower spread relationship than that obtainable in the general marketplace, the more kept on deposit at Riggs by these entities, the lower margin Riggs is generally able to attain and, conversely, the lower the amount of deposits that these institutions keep on deposit with us, generally, the higher the margin we attain. These deposits have a lower spread relationship since they must be collateralized by government securities, which generally yield less than loans of comparable maturities.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2002 VS. 2001			SEPTEMBER 30, 2002 VS. 2001

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:

Loans, Including Fees	$(6,129)	$(40)	$(6,169)	$(20,570)	$(2,845)	$(23,415)

Securities Available for Sale	(7,790)	7,805	15	(19,979)	20,533	554

Time Deposits with Other Banks	(1,088)	(878)	(1,966)	(6,244)	(3,201)	(9,445)

Federal Funds Sold and Reverse Repurchase Agreements	(2,215)	533	(1,682)	(9,124)	3,001	(6,123)

Total Interest Income	(17,222)	7,420	(9,802)	(55,917)	17,488	(38,429)

Interest Expense:

Interest-Bearing Deposits	(11,299)	3,909	(7,390)	(40,455)	10,500	(29,955)

Repurchase Agreements and Other Short-Term Borrowings	(1,686)	(308)	(1,994)	(8,691)	(770)	(9,461)

Total Interest Expense	(12,985)	3,601	(9,384)	(49,146)	9,730	(39,416)

Net Interest Income	$(4,237)	$3,819	$(418)	$(6,771)	$7,758	$987

(1)	- The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statements of Condition and changes to our margin follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	SEPTEMBER 30, 2002			SEPTEMBER 30, 2001

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS

Loans (2)	$2,906,844	$45,526	6.21%	$2,909,096	$51,695	7.05%

Securities Available for Sale (3)	2,070,804	17,537	3.36	1,316,179	17,522	5.28

Time Deposits with Other Banks	191,810	784	1.62	327,646	2,750	3.33

Federal Funds Sold and Reverse Repurchase Agreements	493,738	2,169	1.74	426,537	3,851	3.58

Total Earning Assets and Average Rate Earned (5)	5,663,196	66,016	4.62	4,979,458	75,818	6.04

Reserve for Loan Losses	(25,393)			(33,788)

Cash and Due from Banks	169,633			144,431

Other Assets	432,828			465,519

Total Assets	$6,240,264			$5,555,620

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Interest-Bearing Deposits	$4,445,897	$14,157	1.26%	$3,670,742	$21,547	2.33%

Repurchase Agreements and Other Short-Term Borrowings	421,142	1,742	1.64	462,380	3,736	3.21

Long-Term Debt (6)	66,525	1,618	9.73	66,525	1,618	9.73

Total Interest-Bearing Funds and Average Rate Paid	4,933,564	17,517	1.41	4,199,647	26,901	2.54

Demand Deposits (4)	514,900			508,965

Other Liabilities	127,360			100,452

Minority Interest in Preferred Stock of Subsidiaries	282,735			350,000

Shareholders’ Equity	381,705			396,556

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,240,264			$5,555,620

NET INTEREST INCOME AND SPREAD		$48,499	3.21%		$48,917	3.50%

NET INTEREST MARGIN ON EARNING ASSETS			3.40%			3.90%

(1)	- Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2)	- Loans held for sale and nonperforming loans are included in average balances used to determine rates.

(3)	- The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4)	- Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

(5)	- Includes loans held for sale but excludes venture capital investments

(6)	- Rate calculated on a 30/360 basis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	NINE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2002			SEPTEMBER 30, 2001

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS

Loans (2)	$2,850,615	$134,944	6.33%	$2,903,502	$158,359	7.29%

Securities Available for Sale (3)	1,822,584	53,562	3.93	1,232,870	53,008	5.75

Time Deposits with Other Banks	213,534	1,999	1.25	339,279	11,444	4.51

Federal Funds Sold and Reverse Repurchase Agreements	494,271	6,478	1.75	380,900	12,601	4.42

Total Earning Assets and Average Rate Earned (5)	5,381,004	196,983	4.89	4,856,551	235,412	6.48

Reserve for Loan Losses	(26,991)			(34,782)

Cash and Due from Banks	168,787			139,059

Other Assets	435,250			466,432

Total Assets	$5,958,050			$5,427,260

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Interest-Bearing Deposits	$4,133,987	$40,602	1.31%	$3,532,541	$70,557	2.67%

Repurchase Agreements and Other Short-Term Borrowings	453,409	5,444	1.61	479,446	14,905	4.16

Long-Term Debt (6)	66,525	4,854	9.73	66,525	4,854	9.73

Total Interest-Bearing Funds and Average Rate Paid	4,653,921	50,900	1.46	4,078,512	90,316	2.96

Demand Deposits (4)	509,862			511,277

Other Liabilities	117,283			94,750

Minority Interest in Preferred Stock of Subsidiaries	305,693			350,000

Shareholders’ Equity	371,291			392,721

Total Liabilities, Minority Interest and Shareholders’ Equity	$5,958,050			$5,427,260

NET INTEREST INCOME AND SPREAD		$146,083	3.43%		$145,096	3.52%

NET INTEREST MARGIN ON EARNING ASSETS			3.63%			3.99%

(1)	- Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2)	- Loans held for sale and nonperforming loans are included in average balances used to determine rates.

(3)	- The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4)	- Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

(5)	- Includes loans held for sale but excludes venture capital investments

(6)	- Rate calculated on a 30/360 basis

The composition of average earning assets and average interest-bearing liabilities is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total Loans	51%	58%	53%	60%

Securities Available for Sale	37	26	34	25

Time Deposits with Other Banks	3	7	4	7

Federal Funds Sold & Reverse Repurchase Agreements	9	9	9	8

	100%	100%	100%	100%

Interest-Bearings Deposits	90%	87%	89%	86%

Repurchase Agreements & Other Short-Term Borrowings	9	11	10	12

Long-Term Debt	1	2	1	2

	100%	100%	100%	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST INCOME

Noninterest income for the third quarter of 2002 totaled $27.1 million, an increase of 52% from the $17.8 million in the third quarter of 2001. This increase resulted primarily from securities gains of $6.0 million in the third quarter of this year, compared to securities gains of $25 thousand in the third quarter of 2001, and a $4.6 million reduction in venture capital losses compared to the prior year. These were partially offset by a decline in trust and investment advisory income of $1.3 million.

For the nine months ended September 30, 2002, noninterest income totaled $68.7 million, an increase of $900 thousand from the $67.8 million recorded in the first nine months of 2001. This increase was due to a reduction in venture capital losses of $7.9 million year to year and an increase in service charges and fees of $913 thousand. Offsetting these factors were a reduction in securities gains of $4.0 million compared to the same period for 2001 and a decline in trust and investment advisory income of $4.1 million from the prior year. This year to year decline in trust and investment advisory income was caused primarily by the lower market value of assets under management which decreased 6% from $6.84 billion in September 2001 to $6.45 billion in September 2002. Another factor impacting this business activity was the general uncertainty concerning the performance of the stock market. New and existing clients were more inclined to seek less volatile investments, such as fixed income products which typically have lower fee schedules than equity products.

The 2002 securities gains were recorded in conjunction with the Company’s shortening of the duration of its portfolio. Substantially all of the prior year’s securities gains were attributable to the sale of Concord EFS, Inc., a company in which we had an equity investment for many years.

While the decline in trust and investment advisory income for the nine month period was primarily attributable to the decline in the value of assets under management, it also was adversely impacted by the second quarter 2002 renegotiation of a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust, an open commingled real estate fund. This advisor now will perform all asset management for the fund, but we will continue as trustee, investment manager and custodian, and will provide portfolio-level financial and valuation reporting. The new agreement, which became effective on July 15, 2002, resulted in a reduction in revenue for this business activity for the quarter ended September 30, 2002, of approximately $717 thousand from the same quarter of 2001 and a reduction of approximately $168 thousand for the nine month period.

Trust and investment advisory income impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. The prior year securities gains impacted the Other segment. Service charge income primarily impacts the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2002, was $59.3 million, an increase of $1.8 million from the $57.5 million reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002, noninterest expense totaled $176.0 million, an increase of $4.7 million from the same period a year ago. This increase was due principally to increased consulting expenses related to the performance and service improvement initiative, and higher pension and other employee benefit costs, in particular those related to our 401(k) Plan. Partially offsetting these increases were decreases in outsourcing fees and expenses for purchased software of $1.1 million and $1.4 million, respectively.

Consulting expenses increased $1.4 million due to the initiative discussed above. As part of our overall technology upgrade, we also wrote off the previously disclosed $1.1 million in costs related to prior development of an information system to support bank tellers, which will not be compatible with our future technology. Consulting expenses affect primarily the Other segment.

Effective January 1, 2002, we increased our matching of employee 401(k) Plan contributions from $0.50 for every dollar contributed (up to 6% of eligible wages) to a dollar-for-dollar match (up to 6% of eligible wages). This change in matching resulted in an increase in compensation expense of $1.7 million for the first nine months of 2002 versus the same period of 2001. Pension and other employee benefit costs affect all segments with the exception of Riggs Capital Partners.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

In July 2002, the Company awarded 370,000 of its common shares to certain key executives. This award will vest in equal amounts through December 2006. In the third quarter of 2002, we recorded $323 thousand of expense related to this award which is recorded in Salaries and Benefits in the Consolidated Statements of Operations. We anticipate recording $646 thousand of expense related to this award in 2002 and approximately $1.3 million of expense in each of the next four calendar years. To obtain this award, however, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

Also in July 2002, the Company awarded up to 161,909 shares of its common stock to certain key executives which will be earned if the Company achieves defined financial performance goals in 2002. If these financial performance goals are achieved, the stock will vest in equal amounts on March 15, 2003, 2004 and 2005. The recipients of the awards must be employed on the vesting date to receive the award. We have not recorded any expense related to this plan through September 30, 2002 since management believes that minimum annual financial performance objectives will not be met. If the Company does attain its 2002 financial performance objectives, an expense equal to a pro-rata amount of the shares awarded multiplied by the market price per share will be recorded. If earned, the minimum number of shares to be awarded is 137,623 and the maximum number of shares to be awarded is 161,909.

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $2.19 billion as of September 30, 2002, compared to $1.72 billion as of year-end 2001 and $1.45 billion as of September 30, 2001. The activity for the first nine months of 2002 included purchases of securities available for sale totaling $9.22 billion, which were mostly offset by maturities and calls, principal payments and sales of securities available for sale totaling $8.76 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately .6 years and 3.73%, respectively, as of September 30, 2002. As of September 30, 2001, the weighted-average duration and yield were 1.8 years and 4.87%, respectively.

	SEPTEMBER 30, 2002		SEPTEMBER 30, 2001		DECEMBER 31, 2001

	AMORTIZED	FAIR	AMORTIZED	FAIR	AMORTIZED	FAIR
AVAILABLE FOR SALE	COST	VALUE	COST	VALUE	COST	VALUE

(IN THOUSANDS)
U.S. Treasury Securities	$134,987	$134,987	$54,972	$53,434	$104,887	$104,887

Government Agencies Securities	1,471,613	1,475,630	876,440	882,202	952,085	953,559

Mortgage-Backed Securities	521,970	534,889	457,327	464,192	613,855	612,275

Other Securities	47,378	47,368	54,567	54,567	47,917	47,917

Total	$2,175,948	$2,192,874	$1,443,306	$1,454,395	$1,718,744	$1,718,638

The balance of securities available for sale fluctuates in part because of the amount of deposits kept at Riggs by the U.S. Government, as these deposits are collateralized by treasury and agency securities.

LOANS

As of September 30, 2002, loans outstanding totaled $2.84 billion, with residential mortgage/home equity, commercial and financial, and real estate- commercial/construction comprising the bulk of the portfolio. These loans represented 49%, 19% and 20% of loans at September 30, 2002, respectively. At September 30, 2001, these percentages were 51%, 15% and 17%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Total loans decreased from balances of $2.90 billion and $2.86 billion at September 30, 2001, and December 31, 2001, respectively. The decreases from both periods were primarily in the foreign loan portfolio (discussed in further detail below), with additional decreases in home equity loans. These decreases were partially offset by increases in commercial and financial, and real estate-commercial/construction loans. Our strategy includes consideration of the purchase of residential mortgage loans in bulk when it appears that loan originations will not replace loan runoff.

As of September 30, 2002, foreign loans outstanding totaled $294.2 million. Foreign loans decreased $134.4 million from September 30, 2001, and $121.6 million from December 31, 2001. The decrease resulted primarily from our previously announced initiative to realign Riggs Bank Europe Ltd.’s operations to focus on expatriate banking and embassy banking. In this respect, Riggs Bank Europe Ltd. entered into agreements during the second quarter to sell approximately $38.0 million in trade finance credits and approximately $98.0 million in property finance loans, which resulted in an immaterial charge to the reserve for loan losses. At September 30, 2002, only $2.3 million of these credits remained in the portfolio, and their sale was completed in October of 2002. Riggs Bank Europe Ltd. also is winding down, rather than selling, its fixed asset finance business, while it continues to evaluate its options for its general lending business.

Loans held for sale, which are not included in Total Loans on our Statements of Condition, totaled $5.8 million, $8.7 million and $10.5 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. At December 31, 2001, and September 30, 2001, these consisted of domestic mortgages included in the Banking segment. As of September 30, 2002, $2.3 million of foreign real estate loans were reclassified as loans held for sale as the result of the agreements mentioned previously and were included in the International Banking segment. The remaining $3.5 million of loans held for sale on our balance sheet at September 30, 2002, were domestic residential real estate loans.

	SEPTEMBER 30,		SEPTEMBER 30,		DECEMBER 31,
	2002		2001		2001

(IN THOUSANDS)

Commercial and Financial	$531,381	19%	$448,861	15%	$479,285	17%

Real Estate – Commercial/Construction	555,650	20	495,552	17	494,192	17

Residential Mortgage	1,107,664	39	1,150,439	40	1,112,409	39

Home Equity	290,635	10	316,215	11	297,637	10

Consumer	65,482	2	65,200	2	64,888	2

Foreign	294,227	10	428,626	15	415,841	15

Total Loans	2,845,039	100%	2,904,893	100%	2,864,252	100%

Net Deferred Loan Fees, Premiums and Discounts	(1,319)		(5,415)		(4,331)

Loans	$2,843,720		$2,899,478		$2,859,921

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,

(IN THOUSANDS)	2002	2001

Balance, January 1	$29,540	$36,197

Provision for loan losses	(268)	953

Loans charged-off	5,155	5,205

Less: Recoveries on charged-off loans	1,363	1,100

Net loan charge-offs	3,792	4,105

Foreign exchange translation adjustments	660	(43)

Balance, September 30	$26,140	$33,002

Foreign loans and other credits may be adversely affected by political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instability. See Note 15 to the 2001 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

For the nine month period ended September 30, 2002, we had a consolidated loan loss provision reversal of $268 thousand, which resulted from a $2.0 million provision in the Banking segment and $2.3 million reversal in the International Banking segment that was primarily the result of decreasing balances in Riggs Bank Europe Ltd.’s loan portfolio. $1.4 million of the provision was made in the third quarter of 2002 to provide coverage for the Company’s increased commercial loan growth, and concerns over the direction of the economy. The year-to-date loan loss provision reversal compares to a provision of $953 thousand during the comparable period of the prior year. The current year reversal was taken as a result of continued improvement in asset quality as noted in “Asset Quality.”

The reserve balance has been reduced by approximately $6.9 million since September 30, 2001. The reduction partially relates to the reversal noted above and charge-offs taken on both consumer domestic loans and commercial loans, both domestic and at our London office. Since September 30, 2001, charge-offs totaling $2.6 million have been made on commercial domestic loans, $2.4 million on domestic consumer loans and $6.2 million on commercial loans in London. These charge-offs were partially offset by recoveries on these same classes of loans of $128 thousand, $830 thousand and $1.6 million, respectively.

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

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate (net of reserves) and other assets owned, totaled $1.4 million as of September 30, 2002, a $2.3 million decrease from the year-end 2001 total of $3.7 million and a $4.7 million decrease from the September 30, 2001, total of $6.1 million. Of the $1.4 million, $451 thousand is recorded in our Banking segment, and $937 thousand is in our International Banking segment. The decrease in nonperforming assets from the prior year’s third quarter was mainly due to repayments of $5.4 million and to charge-offs of $4.3 million on loans in the International Banking segment. These decreases were partially offset by additions to the nonaccrual loan portfolio of $5.1 million in the International Banking segment.

In the second quarter of 2002, we sold the last remaining property in our real estate owned portfolio previously held in the Other segment, which as of September 30, 2002, continued to have a balance of $0. The $937 thousand balance in other assets owned is comprised of repossessed equipment and automobiles from our commercial lease financing business in London, which is part of the International Banking segment. Since year-end 2001, activity in that portfolio has included $2.4 million in sales and $1.4 million in charge-offs. These reductions have been more than offset by additions to the portfolio of $4.8 million.

There were no material impaired loans and, therefore, no specific reserve required for those loan losses assigned at September 30, 2002.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days decreased $1.7 million from December 31, 2001 to $11.7 million at September 30, 2002 and increased $2.6 million from September 30, 2001. Management does not consider the increase in past due loans from a year ago to be significant and does not believe this represents an adverse trend.

Riggs has a $15.0 million participation in a syndicated loan that is current with regard to principal and interest payments and is not in default of the underlying loan agreement. However, the borrower is experiencing financial difficulties and has announced its intention to seek a restructuring of this loan and its other debt. The amount of loss, if any, that we may incur on this loan cannot be estimated at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
(IN THOUSANDS)	2002	2001	2001

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$196	$4,319	$1,373

Renegotiated Loans	255	858	529

Other Real Estate and Other Assets Owned, Net	937	908	1,756

Total Nonperforming Assets	$1,388	$6,085	$3,658

PAST-DUE LOANS (2)	$41,571	$64,364	$46,809

PAST-DUE LOANS (3)	$11,660	$9,013	$13,315

POTENTIAL PROBLEM LOANS	$242	$1,950	$436

(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2)	Loans contractually past due 30-89 days or more in principal or interest.

(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $5.02 billion as of September 30, 2002, an increase of $499.7 million from $4.52 billion at December 31, 2001, and an increase of $753.4 million from $4.27 billion at September 30, 2001. Compared to the December 31, 2001, and September 30, 2001 totals, deposits increased significantly in time deposits in domestic offices, primarily due to increased compensating balances maintained by a large U.S. governmental customer. Balances in savings and NOW accounts and demand deposits fluctuated slightly, and time deposits in foreign offices decreased. This decrease was primarily due to two foreign government entities which withdrew funds from foreign time deposits. These foreign entities subsequently moved a significant portion of the funds withdrawn from foreign time deposits to money market accounts, as evidenced by the increase in money market accounts from both prior periods. Foreign deposits may also be adversely impacted by political instabilities, including military confrontations. See Note 15 to the 2001 Annual Report on Form 10-K.

As a means of reducing deposit reserve requirements, we periodically sweep excess demand funds into money market accounts. The average balances transferred for the three months ended September 30, 2002 and 2001, which are not included in demand deposits in our averages tables, were $465.4 million and $439.9 million, respectively. For the nine months ended September 30, 2002 and 2001, respectively, these amounts were $465.7 million and $437.8 million.

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see “Sensitivity to Market Risk”). As of September 30, 2002, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $3.07 billion (48% of total assets). This compares with $2.72 billion (45% of total assets) as of December 31, 2001, and $2.40 billion (42% of total assets) as of September 30, 2001. As of September 30, 2002, $1.69 billion of our assets were pledged to secure deposits and other borrowings. This compares with pledged assets of $1.22 billion as of December 31, 2001, and $1.11 billion as of September 30, 2001.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We also have a line of credit available through our membership in the Federal Home Loan Bank of Atlanta (FHLB Atlanta). As of September 30, 2002, December 31, 2001, and September 30, 2001, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $1.02 billion, $1.32 billion, and $1.34 billion, respectively. As of September 30, 2002, December 31, 2001, and September 30, 2001, the amounts outstanding under these lines were $20.7 million, $15.9 million, and $17.5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Short-term borrowings are another source of funds that we utilize to meet certain asset/liability and daily cash management objectives and are also used to generate cash and to maintain adequate liquidity. As of September 30, 2002, the Company believes it has sufficient liquidity to meet its future funding needs. However, there are many factors which impact liquidity that are beyond our ability to control or influence and, therefore, we cannot represent that future liquidity will remain adequate.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of September 30, 2002 was $385.5 million, an increase of $24.6 million from year-end 2001 and a decrease of $16.9 million from a year ago. The increase from year-end was primarily the result of net income of $10.8 million, net unrealized securities gains of $11.1 million, and a net increase of $6.4 million due to the repurchase of $68.4 million of trust preferred securities, partially offset by payments of dividends on our common stock of $4.3 million. The decrease from September 30, 2001 was primarily the result of a net loss of $22.0 million and cash dividends of $5.7 million, partially offset by net unrealized securities gains of $3.8 million and the $6.4 million net increase from the repurchase of trust preferred securities. The $22.0 million period to period net loss included restructuring and other charges totaling $40.0 million, accounted for in the fourth quarter of 2001.

Book value per common share was $13.52 as of September 30, 2002, compared to $12.66 as of year-end 2001 and $14.12 as of September 30, 2001. The decrease in book value from September 30 of the prior year and the increase from year-end 2001 were primarily the result of the net income/ loss, dividends, net unrealized securities gains, and repurchases of trust preferred securities described in the preceding paragraph.

On July 24, 2002, we announced the resumption of our stock buyback program. The Company will purchase up to 600,000 shares of its common stock in the open market from time to time, subject to market conditions. During the quarter ended September 30, 2002, we repurchased 1,000 shares at a price of $12.25.

Following are our capital ratios (as defined in the regulations) and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of September 30, 2002 and 2001, and December 31, 2001. For comparative purposes, it should be noted that our trust preferred securities, which at September 30, 2002 carried a blended interest rate of 8.79%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate paid is significantly higher than the target federal funds rate at September 30, 2002, of 1.75%. Subsequent to September 30, 2002, this target rate was reduced to 1.25%. See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s repurchase of some of its trust preferred securities.

Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations.

	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,	REQUIRED
	2002	2001	2001	MINIMUMS

RIGGS NATIONAL CORPORATION:

Tier I	14.90%	15.97%	14.47%	4.00%

Combined Tier I and Tier II	22.42	25.63	24.34	8.00

Leverage	7.97	9.43	8.15	4.00

RIGGS BANK N.A.:

Tier I	14.48	14.69	14.07	4.00

Combined Tier I and Tier II	15.29	15.75	15.01	8.00

Leverage	7.79	8.80	8.03	4.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks are discussed in our Annual Report on Form 10-K. We have determined that interest- rate risk may have a material impact on our financial performance, and as such we have established the Asset/Liability Committee to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. We also have risk associated with foreign currency exchange which we attempt to mitigate through various hedges. See Note 6-Accounting for Derivatives. We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of September 30, 2002, the most likely interest rate scenario calls for the federal funds rate to be flat at 1.75% through December 2003. The federal funds rate then rises gradually to 4.00% by April 2005, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of September 30, 2002 and 2001 are shown in the following tables. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 2002

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:

Net Interest Income Increase/(Decrease)	(1.4)%	0.4%	(1.9)%	1.2%

Net Interest Income Increase/(Decrease)	$(2,689)	$787	$(10,086)	$6,335

(1)	Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.

2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.

3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of September 30, 2002, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36- month period, the impact on net interest income also did not exceed 2%. The results of the simulation for September 30, 2002 indicated that the Bank was liability sensitive in a rising rate environment due to a large portion of our assets being comprised of fixed-rate instruments. For falling rates, earnings benefit from increasing spreads on fixed-rate assets but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

In managing our interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of our interest-rate risk and can effectively alter the interest-rate sensitivity of portions of the Statements of Condition for specified periods of time. Along with financial derivative instruments, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings.

Though we find that the methodologies previously discussed provide a meaningful representation of our interest-rate and market risk sensitivity, factors other than changes in the interest rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect our risk sensitivity, and, therefore, our net interest income. As with any method of measuring interest-rate risk, certain shortcomings are inherent in our model. As such, the predictive value of our model is not guaranteed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

At September 30, 2002, December 31, 2001 and September 30, 2001, our cumulative one year gap was $68.8 million, $(750.0) million and $(686.2) million, respectively. A small positive gap, such as that which exists at September 30, 2002, indicates that the Company’s interest rate position is balanced. A negative gap position indicates that the Company would be adversely impacted by rising interest rates since interest earning deposits would reprice more quickly than interest earning assets.

COMMITMENTS

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of September 30, 2002 and 2001, and December 31, 2001 are detailed below:

	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2002	2001	2001

Commitments to extend credit	$1,030,362	$875,819	$942,556

Letters of credit	104,281	143,890	158,406

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer. The Company also was committed to fund venture capital investments in the amount of $18.4 million at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and projections about our future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, including how it affects our loan sales at RBEL, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

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

RIGGS NATIONAL CORPORATION

Date:	November 13, 2002	/s/ ROBERT L. ALLBRITTON

Robert L. Allbritton Chairman of the Board and Chief Executive Officer

Date:	November 13, 2002	/s/ STEVEN T. TAMBURO

Steven T. Tamburo Treasurer (Chief Financial Officer)

RIGGS NATIONAL CORPORATION

Certification
(Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Robert L. Allbritton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Riggs National Corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Robert L. Allbritton

Robert L. Allbritton Chief Executive Officer

RIGGS NATIONAL CORPORATION

Certification
(Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Steven T. Tamburo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Riggs National Corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Steven T. Tamburo

Steven T. Tamburo Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION	PAGES

(3.1)	Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC File No. 09756).

(3.2)	By-laws of the Registrant with amendments through January 23, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 09756).

(4.1)	Indenture dated June 1, 1989, with respect to $100 million 9.65% Subordinated Debentures due 2009 (Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1989, SEC File No. 09756.)

(4.2)	Indenture dated December 13, 1996, with respect to $150 million, 8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant’s S-3 dated February 6, 1997, SEC File No. 333-21297.)

(4.3)	Indenture dated March 12, 1997, with respect to $200 million, 8.875% Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant’s S-3 dated May 2, 1997, SEC File No. 333-26447.)

(10.1)	Riggs National Corporation 2002 Long-Term Incentive Plan (Incorporated by reference to the Registrant’s Form S-8 dated April 19, 2002, SEC File No. 333-86590).

(10.2)	First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners, LLC	33-36

(10.3)	First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners II, LLC	37-40

(10.4)	Second Amendment and Joinder to the Operating and Services Agreement between Riggs Bank N.A. and Riggs Capital Partners Investments, L.P. and Riggs Capital Partners Investments II, L.P.	41-44

(10.5)	Third Amendment and Joinder to the Operating Agreement of Riggs Capital Partners, LLC	45-50

(10.6)	First Amendment and Joinder to the Operating Agreement of Riggs Capital Partners II, LLC	51-56

(10.7)	Time Sharing Agreement for lease of the Beechcraft Airplane between Allbritton Communications and Riggs Bank N.A.	57-63

(10.8)	Time Sharing Agreement for the lease of the Gulfstream III between Perpetual Corporation/Lazy Lane Farms, Inc. and Riggs Bank N.A.	64-70

(10.9)	Time Sharing Agreement for the lease of the Gulfstream V between Perpetual Corporation/Lazy Lane Farms, Inc., Allbritton Communications Company and Riggs Bank N.A.	71-77

(99.1)	Chief Executive Officer Certification of Quarterly Report on Form 10-Q	78

(99.2)	Chief Financial Officer Certification of Quarterly Report on Form 10-Q	79

(Exhibits omitted are not required or not applicable.)