Form 10-K
period 2002-12-31
RIGGS NATIONAL CORP
filed 2003-03-10
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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
Common Stock, par value
$2.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)2 of the Act). Yes X . No      .

The aggregate market value of the Company’s voting equity held by non-affiliates was $274,625,113 on June 28, 2002, based on the last sales price that day.

The number of shares outstanding of the registrant’s common stock, as of January 31, 2003 was 28,533,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Riggs National Corporation’s definitive Proxy Statement dated March 13, 2003 to Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Riggs National Corporation
Riggs National Corporation (“the Company” or “we”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and incorporated in the State of Delaware. Founded in 1980, we engage in a variety of banking-related activities through our bank and non-bank subsidiaries. We currently have banking operations or separate subsidiaries in the Washington, D.C. metropolitan area; New Haven, Connecticut; Miami, Florida; London, England; Berlin, Germany; Jersey, Channel Islands and Nassau, Bahamas. Additionally, we provide investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940, as amended. At December 31, 2002, we and our subsidiaries had 1,522 full-time equivalent employees. The Company had assets of $6.83 billion, liabilities of $6.19 billion, and shareholders’ equity of $389.2 million at December 31, 2002.

We have six reportable business segments providing diverse products and services within the financial services industry. Our segments are Banking, International Banking, Riggs & Co., Treasury, Riggs Capital Partners (venture capital) and Other, which are described in Note 17 of Notes to Consolidated Financial Statements.

Key elements of our business strategy are: the continued focus on growth opportunities through the additional accumulation of assets under management in our wealth management division (Riggs & Co.); the orientation of our retail banking branches toward money management relationships; the development and specialization of banking products and services in specific growth industries; and the continuation of our pre-eminent embassy banking operations coupled with growth in the international private banking business lines. As a complement to internally developed programs, we may also pursue alliances or acquisitions that further our strategic goals. In addition to pursuing our strategic goals, we will continue to serve the varied financial needs of the Washington, D.C. metropolitan area.

Riggs Bank National Association
Our principal subsidiary is Riggs Bank N.A. (“Riggs Bank” or the “Bank”), a national banking association founded in 1836 and organized under the national banking laws of the United States in 1896. Riggs Bank had assets of $6.59 billion, deposits of $5.25 billion and stockholder’s equity of $453.0 million at December 31, 2002.

Riggs Bank operates 28 branches and an investment advisory subsidiary in Washington, D.C.; 14 branches in Virginia; six branches in Maryland; a second investment advisory subsidiary in New Haven, Connecticut; a commercial bank and a portfolio management services company in London, England; an Edge Act (federally-chartered corporation allowed to engage only in international banking or other financial transactions related to international business) subsidiary in Miami, Florida; branch offices in London (England), Berlin (Germany) and Nassau (Bahamas); and two bank and trust companies, one in the Bahamas and the other in Jersey (Channel Islands).

As a commercial bank, Riggs Bank provides a wide array of financial products and services primarily to customers in the Washington, D.C. metropolitan area and, to a lesser extent, throughout the United States and internationally.

Riggs Bank’s Corporate & Institutional Banking Group provides services to customers ranging from small businesses to major multinational companies and non-profit organizations. These services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities, foreign currency transactions, and cash management.

Riggs Bank’s wealth management division, Riggs & Co., provides fiduciary and administrative services, including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, as well as estate planning and trust administration.

Riggs Bank provides domestic investment advisory services through Riggs Investment Advisors Inc. (“RIA”) and J. Bush & Co. Incorporated, both of which are wholly-owned subsidiaries incorporated in the state of Delaware and registered under the Investment Advisers Act of 1940, as amended. Internationally, we provide these services through Riggs and Co. International Ltd. (“RCIL”).

Riggs Bank’s Community Banking Group provides a variety of traditional services including checking, NOW, savings and money market accounts, personal loans and lines of credit, certificates of deposit and individual retirement accounts, and investment sales. Additionally, the Community Banking Group provides 24-hour banking services through its telebanking operations and a network of 142 automated teller machines (“ATMs”) that is linked to national and regional ATM networks.

Riggs Bank’s International Banking Group furnishes a variety of financial services, including issuing letters of credit in connection with trade and other transactions, taking deposits, foreign currency exchange, private banking and cash management. Customers include embassies and foreign missions in Washington, D.C. and elsewhere, foreign governments, central banks, and other banks. Because of these relationships, we have also developed other secondary customer relationships that may be perceived as closely aligned with our primary customers. These services are provided through both domestic and international offices.

International operations of Riggs Bank include:

•	Riggs Bank Europe Ltd. (“RBEL”), located in London (England), which provides corporate banking, expatriate and embassy banking services. RBEL’s main office is located in the West End of London. It also has a branch in Berlin (Germany);

•	Riggs & Co. International Ltd., located in London (England) provides portfolio management services to international customers;

•	Riggs Bank London Branch, which has four locations in London, provides banking services to embassy and private banking clients;

•	Riggs Bank and Trust Company (Channel Islands) Limited, located in Jersey, which provides offshore banking and trust services to international clients;

•	Riggs Bank and Trust Company (Bahamas) Limited, which provides trust services for international private banking customers; and

•	Riggs Bank Nassau Branch, which provides limited offshore banking services.

Riggs Capital
Riggs Capital issued 150,000 shares of 8.625% guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures (“trust preferred securities”), Series A, with a liquidation preference of $1,000 per share, in December 1996. The securities qualify as tier I capital with certain limitations. At December 31, 2002, $91.6 million of the Series A securities remained outstanding.

Riggs Capital II issued 200,000 shares of 8.875% guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures, Series C, with a liquidation preference of $1,000 per share, in March 1997. The securities also qualify as tier I capital with certain limitations. At December 31, 2002, $157.0 million of the Series C securities remained outstanding.

See Notes 10 and 11 of Notes to Consolidated Financial Statements.

Riggs Capital Partners
Riggs Capital Partners LLC (“RCP”) and Riggs Capital Partners II (“RCP II”), our venture capital subsidiaries, specialize in equity investments, typically in privately-held, high-tech and growth companies. As of December 31, 2002, the fair value of combined venture capital investments of RCP and RCP II was $49.4 million.

Supervision and Regulation
The Company and the Bank are subject to the comprehensive supervision of and regulation by the Board of Governors of the Federal Reserve System (the “Board”) and the Office of the Comptroller of the Currency (the “OCC”). To a lessor degree other domestic and foreign regulatory agencies impact the Company and its subsidiaries.

Payment of Dividends
Riggs National Corporation (the “Parent Company” or “RNC”) is the consolidated entity but is also a distinct legal entity separate from its subsidiaries. The majority of RNC’s cash revenue is from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both RNC and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect either the ability of the Bank to pay dividends to RNC or the ability of the Company to pay dividends to its shareholders during 2003.

Neither a depository institution nor its holding company may make any capital distribution (or, also, in the case of the depository institution, pay any management fee to its holding company) if the depository institution or the holding company would thereafter be undercapitalized. Undercapitalized depository institutions and holding companies are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans. Both the Bank and the Company are considered “well capitalized” under federal banking regulations.

Capital Adequacy
The Board, the Federal Deposit Insurance Corporation (“FDIC”) and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital guidelines, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk-based assets (including certain off-balance sheet activities) of 8%. At least half of the total capital must be comprised of common equity, retained earnings, qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“tier I capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“tier II capital” which, together with tier I capital, comprises “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a tier I risk-weighted capital ratio of 6% or greater. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. At December 31, 2002 the Company and the Bank both qualified as “well-capitalized” (see Note 10 of Notes to Consolidated Financial Statements).

In 2002 federal banking regulators implemented rules governing the regulatory capital treatment of equity investments in nonfinancial companies, such as our venture capital investments. These rules require maintenance of capital on equity investments that increase with the level of those investments as a percentage of tier I capital. The rule has not had a material effect on our capital ratios.

Deposit Insurance Assessments
Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

Under the risk-based assessment system, there are nine assessment risk classifications (i.e., 3 supervisory subgroups within each capital group) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 to 27 basis points per $100 of deposits.

The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Under the Deposit Insurance Funds Act of 1996, insurance on deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Related Party Transactions
There are legal restrictions on the extent to which RNC and our non-bank subsidiaries may borrow or otherwise obtain credit from the Bank. Subject to certain limited exceptions, the Bank may not extend credit to RNC or to any other affiliates in an amount which exceeds 10% of RNC’s capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral that must secure such extension of credit by the Bank to RNC or to other affiliates. Finally, extensions of credit and other transactions between the Bank and RNC or other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

Other Safety and Soundness Regulations
Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of 5% or more of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board. They also must obtain Board approval before merging or consolidating with any other bank holding company. The BHCA also restricts the types of businesses and activities in which a bank holding company and its subsidiaries may engage. Generally, activities are limited to banking and activities found by the Board to be closely related to banking.

Under Board policy, RNC is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where RNC might not do so absent such policy. In addition, any capital loans by RNC to the Bank are subordinate to deposits and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, a commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank and other financial institutions must disclose their policies on sharing customer information with third parties and also disclose the nature of the firms with whom they share this data. Further, the Bank must allow customers the ability to choose not to have their information disclosed to any third parties other than those that perform services for the Bank.

The Bank Secrecy Act of 1970 (“BSA”) was designed to deter money laundering and the use of secret foreign bank accounts, establish regulatory reporting standards for currency transactions, and improve detection and investigation of criminal, tax and other regulatory violations. It and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems to facilitate the flow of illegal or illicit money. Those steps include ensuring effective Board and management oversight, the establishment of sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.

In recent years, federal regulators have increased the attention paid to compliance with the provisions of BSA and related laws, with particular attention paid to “Know Your Customer” practices, which are now known commonly as “Enhanced Due Diligence.” Banks have been encouraged, by both regulators and by various industry groups, to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide their illicit profits.

On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001 that increases certain responsibilities for banks to, among other things, enhance due diligence in monitoring accounts related to certain terrorist activities. The USA PATRIOT Act also applies BSA procedures to broker-dealers. The Bank also is responsible for compliance with restrictions from the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). Accordingly, our Bank restricts transactions with certain countries except as permitted by OFAC or in accordance with a license from OFAC.

Because our headquarters is in Washington, D.C., and also because of our pre-eminent embassy banking and growing international private banking operations, we, as well as regulatory authorities, closely monitor our compliance with these laws and regulations.

Competition and Environment
The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial resources than we have. While competitive pressures are intense, there have been no significant events or trends that have impacted our ability to generate loans and deposits. The Company may be impacted, however, by future changes in social, political or economic environments, including but not limited to events transpiring in the Middle East and concerns about domestic and foreign terrorism, or a deterioration of the public’s confidence in the banking system or the Company. Many of these factors are beyond our ability to control.

While we are not wholly dependent on any individual loan, deposit or wealth management customer, we do have a large depository relationship with the U.S. Government and its agencies. A withdrawal of these funds by this depositor would impact the Company’s short-term liquidity position. In addition, the simultaneous withdrawal of funds by a combination of large depositors, which include sovereign governments and individuals based in the Middle East and Africa, or the simultaneous repayments of loans by a combination of such large borrowers, would negatively impact our operating results (see “Management’s Discussion and Analysis-Financial Position and Liquidity-Cross-Border Outstandings”).

Additional Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

Beginning in 2003, the Company also will make available free of charge on or through its Internet website (http://www.riggsbank.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officer*	Position	Age

Robert L. Allbritton	Chairman of the Board and Chief Executive Officer of the Corporation since 2001, Chairman of the Board of Riggs Bank N.A. since 2001	33
Timothy C. Coughlin	President of the Corporation since 1992 and Chairman of Riggs Investment Advisors Inc. since 2001	60
Joseph M. Cahill	General Counsel of the Corporation since 2000 and Executive Vice President and General Counsel of Riggs Bank N.A. since 2001	49
William A. Craig	Executive Vice President of Riggs Bank N.A., Human Resources since 2000	60
Stanley M. Dore, III	Senior Vice President of Riggs Bank N.A., Risk Management since 2000	41
Henry A. Dudley, Jr.	Executive Vice President and Chief Trust Officer of Riggs Bank N.A. since 1994 and President of Riggs & Co. since 2001	56
Jeffrey T. Glynn	Executive Vice President of Riggs Bank N.A., Community Banking since 2000	44
Lawrence I. Hebert	President and Chief Executive Officer of Riggs Bank N.A. since 2001	56
Mark N. Hendrix	Executive Vice President of Riggs Bank N.A., Marketing since 1998	43
Shaun V. Kelley	Executive Vice President and Chief Credit Officer of Riggs Bank N.A. since 2001	49
Raymond M. Lund	Executive Vice President of Riggs Bank N.A., International Banking Group since 1996	41
Henry D. Morneault	Executive Vice President of Riggs Bank N.A. and Chairman of Riggs & Co. since 2001	52
Eartha C. Morris	Executive Vice President of Riggs Bank N.A., Operations since 2000	45
Robert C. Roane	Executive Vice President and Chief Operating Officer of Riggs Bank N.A. since 1999	46
Terrie G. Spiro	Executive Vice President of Riggs Bank N.A., Corporate & Institutional Banking since 2001	46
Steven T. Tamburo	Chief Financial Officer and Treasurer of the Corporation since 2001 Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 2001	34

*	Executive officers of Riggs National Corporation, including certain executive officers of Riggs Bank N.A., as of December 31, 2002.

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

Timothy C. Coughlin has served as President of the Corporation since 1992. He has been a director of the Corporation since 1988, Chairman of Riggs Investment Advisors Inc. since 2001, and was a Director of Riggs Bank N.A. from 1983 to 1996.

Joseph M. Cahill was appointed General Counsel of the Corporation in 2000 and has served as Executive Vice President and General Counsel of Riggs Bank N.A. since 2001. Mr. Cahill also served as Executive Director of Legal Affairs of Riggs Bank N.A. from 1998 to 2001, Litigation Manager of Riggs Bank N.A. from 1996 to 1997, and Associate Litigation Manager from 1993 to 1995.

William A. Craig, Executive Vice President, has served as head of Human Resources since 2000. Prior to joining Riggs, Mr. Craig served as Senior Vice President and Chief Administrative Officer at Merchant’s Inc., and held similar positions at Perpetual Financial Corporation, Woodward and Lothrop, and Giant Food.

Stanley M. Dore, III, has served as Senior Vice President and Risk Manager since January 2001 and as Director of Risk Management, Riggs Bank N.A. since November 2000. He also served in various management roles at Sallie Mae, Inc. from 1989 to 2000, most recently as Head of Corporate Risk Management.

Henry A. Dudley, Jr., Executive Vice President, has served as President of Riggs & Co., which includes the Trust Division and Private Banking, since 2001. He also has served as Chief Trust Officer of the Bank since 1994.

Jeffrey T. Glynn has served as Executive Vice President-Community Banking since April of 2000. Mr. Glynn has served in various management positions with Riggs during the past 8 years. He held the position of Senior Vice President of RiggsDirect, the Bank’s telephone banking group, from 1995 to 2000.

Lawrence I. Hebert, has served as President and Chief Executive Officer of Riggs Bank N.A. since 2001. He has served as a director of Riggs National Corporation since 1988 and as a director of Riggs Bank N.A. from 1981-1988, from 1989-1996, and since 2001. Mr. Hebert also serves as President and a director of Perpetual Corporation (indirect owner of Allbritton Communications Company and 99.7% owner of ALLNEWSCO, Inc.), director of ALLNEWSCO, Inc., and President of Westfield News Advertiser, Inc. Prior to joining Riggs, Mr. Hebert served as Chairman and Chief Executive Officer of Allbritton Communications Company.

Mark N. Hendrix, has served as Executive Vice President and Chief Marketing Officer of Riggs Bank N.A. since 1998. Prior to joining Riggs, Mr. Hendrix served as Director of Marketing Communications for Barnett Banks, Inc.

Shaun V. Kelley, has served as Executive Vice President and Chief Credit Officer since 2001. Prior to joining Riggs, Mr. Kelley was at First Union National Bank in Northern Virginia, serving as Managing Director of the Private Capital Management Group from 2000 to 2001, and as Senior Vice President and Senior Credit Officer from 1993 to 2000.

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

Eartha C. Morris has served as Executive Vice President of Operations since April of 2000. Ms. Morris has served in various management positions within Riggs during the past 10 years. Prior to joining Riggs, Ms. Morris held similar positions at James Madison Ltd., Equitable Bank, Provident Bank and First American Bank.

Robert C. Roane, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A. since May of 1999. Mr. Roane has served in various management positions with Riggs during the past 24 years.

Terrie G. Spiro, Executive Vice President, has served as Head of Corporate & Institutional Banking since 2001. Prior to joining Riggs, Ms. Spiro spent 12 years in President and CEO positions at Tysons Financial Corporation and Heritage Bancorp.

Steven T. Tamburo has served as Chief Financial Officer and Treasurer of the Corporation and Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 2001. Mr. Tamburo also served as Deputy Chief Financial Officer of the Corporation and as Senior Vice President and Deputy Chief Financial Officer of Riggs Bank N.A. from 2000 to 2001, as Senior Vice President and Controller of Riggs Bank N.A. from 1999 to 2000, and as Group Vice President-Management and Regulatory Reporting-Riggs Bank N.A. from 1998 to 1999. Prior to joining Riggs, Mr. Tamburo was a Senior Manager in the financial services practice at KPMG.

ITEM 2. PROPERTIES

We own properties located in Washington, D.C., which house our executive offices, 14 of our branches, and certain operational units of Riggs Bank. We also own an office building in Maryland, where additional operational units of Riggs Bank are located. Further, we own an office building in London (England), and lease various properties in: Washington, D.C.; London (England), Berlin (Germany), Jersey (Channel Islands), Miami (Florida), New Haven (Connecticut), northern Virginia and Maryland. Additional information concerning our facilities can be found in Notes 1 and 6 of Notes to Consolidated Financial Statements.

The facilities the Company owns and leases are generally adequate to meet the needs of its customers.

The net cost, or cost reduced by depreciation and amortization, of properties attributable to each of our segments is: $25.0 million in the Banking segment; $16.7 million in the International Banking segment; $2.1 million in Riggs & Co.; $0.1 million in Riggs Capital Partners and $146.8 million in the Other segment.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we are involved in various types of litigation and disputes which may lead to litigation. The Company, based upon an assessment of the facts and circumstances of actual, threatened and unasserted legal actions, and, when deemed necessary, after consultation with outside counsel, has determined that pending legal actions will not have a material impact on its financial condition or future operations (see Note 9 of Notes to Consolidated Financial Statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Company is traded on The Nasdaq National Market under the symbol: “RIGS.”

A history of the Company’s stock prices and dividends is as follows:

QUARTERLY STOCK INFORMATION

		PRICE RANGE		DIVIDENDS
				DECLARED
		HIGH	LOW	AND PAID(2)

2002	Fourth Quarter	$16.990	$12.900	$0.05
	Third Quarter	16.470	11.300	0.05
	Second Quarter	17.020	13.470	0.05
	First Quarter	16.880	13.260	0.05

2001	Fourth Quarter	$16.050	$13.280	$0.05
	Third Quarter	18.630	14.190	0.05
	Second Quarter	17.330	14.850	0.05
	First Quarter	16.688	12.000	0.05

(1)	The stock information listed above represents high and low bid prices as reported on the NASDAQ National Market System.

(2)	For a discussion of regulatory restrictions on our ability to pay dividends, see Note 10 of Notes to Consolidated Financial Statements.

As of January 31, 2003, there were 1,867 shareholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in this Form 10-K.

(In Thousands, Except Per Share Amounts)	2002	2001	2000	1999	1998

Interest Income	$259,537	$301,962	$354,678	$334,443	$353,802
Interest Expense	66,729	110,846	163,308	147,503	163,450

Net Interest Income	192,808	191,116	191,370	186,940	190,352
Less: Provision for Loan Losses	421	2,526	18,791	2,500	—

Net Interest Income after Provision for Loan Losses	192,387	188,590	172,579	184,440	190,352
Noninterest Income Excluding Securities Gains, Net	83,950	73,272	117,686	105,472	99,259
Securities Gains, Net	9,450	12,037	327	1,154	15,023
Noninterest Expense	240,384	266,341	224,350	207,244	193,752

Income before Taxes, Minority Interest, and Extraordinary Loss	45,403	7,558	66,242	83,822	110,882
Applicable Income Tax Expense	15,471	11,075	25,053	26,953	29,088
Minority Interest in Income of Subsidiaries, Net of Taxes	16,911	19,860	19,588	20,214	19,947

Net Income (Loss) before Extraordinary Loss	13,021	(23,377)	21,601	36,655	61,847
Extraordinary Loss, Net of Taxes	—	—	—	5,061	—

Net Income (Loss)	$13,021	$(23,377)	$21,601	$31,594	$61,847
Less: Dividends on Preferred Stock	—	—	—	—	9,854
Less: Excess of Call Price over Carrying Amount of Preferred Stock	—	—	—	—	13,808

Net Income (Loss) Available for Common Shareholders	$13,021	$(23,377)	$21,601	$31,594	$38,185
Earnings (Loss) Per Share
Basic before Extraordinary Loss	$0.46	$(0.82)	$0.76	$1.29	$1.25
Diluted before Extraordinary Loss	0.45	(0.82)	0.76	1.26	1.21
Basic	0.46	(0.82)	0.76	1.11	1.25
Diluted	0.45	(0.82)	0.76	1.09	1.21
Dividends Declared and Paid Per Common Share	0.20	0.20	0.20	0.20	0.20

YEAR-END
Total Assets	$6,825,695	$6,099,402	$5,554,472	$5,830,149	$5,502,331
Long-Term Debt	358,525	66,525	66,525	66,525	191,525
Shareholders’ Equity	389,241	360,823	382,746	337,713	392,728

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Items 7 and 8 to this Annual Report on Form 10-K and is incorporated herein by reference.

RIGGS NATIONAL CORPORATION

For a better understanding of the significant factors that influenced our performance during the past three years, you are advised that you should read all of the following discussion and analysis and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that are subject to risk, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

OVERVIEW

Riggs National Corporation is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community, commercial and international banking, trust and investment management services and venture capital investing. We conduct our activities through six reportable segments: Banking, International Banking, Riggs & Co. (wealth management),

Treasury, Riggs Capital Partners (venture capital) and Other. With the exception of venture capital investing, the activities of the Company are conducted through its principal operating subsidiary, Riggs Bank, and its subsidiaries and divisions. Venture capital investing is performed through two subsidiaries of the Company, Riggs Capital Partners and Riggs Capital Partners II.

We have 48 branch locations and 142 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. We have additional operations or subsidiaries in London (England), Miami (Florida), Berlin (Germany), Jersey (Channel Islands) and Nassau (Bahamas). We serve an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial resources than we have. We compete on the basis of our reputation, localized decision-making, interest rates, convenient locations, hours of operation and quality of customer service.

The Company also is affected by prevailing economic conditions, including federal monetary and fiscal policies, federal regulation of financial institutions and the perceptions of customers regarding stability of financial markets and the financial services industry. These factors also affect the operations of all of the Company’s segments. The International Banking segment also is affected by the political, social and economic environments in those countries in which it does business. While we strive to monitor and minimize risk, the Company does in fact fund customers that have alternative, and in some instances competing, goals and strategies. These competitive frictions may have future negative consequences to the Company. In addition, the Company’s international presence exposes it to various political risks and the further risk that the general public may look unfavorably upon some of its foreign customer relationships (see “Business-Competition and Environment” and “Financial Position and Liquidity-Cross-Border Outstandings”).

In December 2001, the Company announced plans to implement a series of actions intended to enhance its financial performance and customer service and better position it for the current and long-term economic environment. This effort to “Enhance Performance and Service” (“Project EPS”) consists of a technology initiative, a re-design of operational processes and a realignment of our European operations to focus on private banking and embassy banking. We intend to standardize and upgrade our technology systems and infrastructure, which will enable us to both operate more efficiently and provide better service to our customers. During 2002 we have selected a new core systems vendor, designed a new, more efficient infrastructure, introduced new services, identified ways to improve efficiency and sold RBEL’s commercial and trade finance loans. The technology upgrade is expected to be substantially completed in the second half of 2003. Our 2001 year-end results were adversely impacted by restructuring and other charges amounting to $40.0 million (see Note 2 of Notes to Consolidated Financial Statements). Of this amount, $34.1 million was included in noninterest expense, with $5.9 million recorded in applicable income tax expense. During 2002, Project EPS continued to adversely impact noninterest expense by a total of $7.5 million which included additional impairment and other charges. Through the implementation of our restructuring plan announced in 2001, we were able to eliminate many of the anticipated employee positions such that our workforce dropped from 1,613 full-time equivalent positions at December 31, 2001 to 1,522 at December 31, 2002.

For the year ended December 31, 2002, the Company had net income of $13.0 million, or $0.45 per diluted share, compared to a net loss of $23.4 million, or $(0.82) per diluted share, in 2001. Our 2001 results were adversely impacted by restructuring and other charges, as noted previously. Return on average assets was .21% in 2002 compared to (0.42)% in 2001 and return on average equity was 3.48% in 2002 compared to (5.92)% in 2001.

During 2002, the Company generated modest improvements over the prior year in noninterest income, net interest income and asset quality, as well as a reduction in losses related to venture capital investments. Excluding special charges in 2001, noninterest expense in 2002 was slightly higher than in the previous year as a result of higher pension and other employee benefit related expenses and increased project expense related to the Project EPS initiative.

Net interest income after provision for loan losses increased $3.8 million, or 2% from the prior year. Noninterest income increased by $8.1 million, or 9% in 2002 compared to 2001 due principally to venture capital investment losses that were lower by $16.3 million. Noninterest expense decreased by $26.0 million, or 10% from the prior year due primarily to the previously mentioned $34.1 million in restructuring and other charges that were taken in 2001. Excluding these charges, noninterest expense increased by approximately $8.2 million, or 4% from 2001, primarily due to increases in other employee benefit expenses of $4.4 million, consulting expenses of $1.8 million, and credit card processing charges of $1.0 million. Included in other noninterest expense for 2002 were impairment charges of $1.3 million on a property at our London operations and $1.0 million on a technology contract. In addition, we recorded $1.1 million to exit long-term maintenance contracts, also in London. The provision for loan losses was $421 thousand, a $2.1 million or 83% decrease from 2001. Nonperforming assets at December 31, 2002 were $670 thousand compared to $3.7 million at December 31, 2001. Riggs remains a well-capitalized institution which currently has minimal nonperforming assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has prepared the consolidated financial statements included in this Form 10-K in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis and which follow general practice within the banking industry. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income and expense during the periods presented. The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results. Because of the uncertainty inherent in these matters, actual results could differ from estimates, judgments and assumptions we use in applying these critical accounting policies.

Reserve for Loan Losses
The reserve for loan losses is maintained at a level that we believe adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required.

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of loans with balances over $500 thousand for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors we consider pertinent to the analysis. Impaired loans are defined as specifically reviewed loans for which it is probable that we will be unable to collect all amounts due in accordance with the loan agreement. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $500 thousand has a specific, identified loan loss reserve associated with it. Impaired loans do not include large groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience. Balances related to impaired loans for which there are specific reserves are excluded when applying historical loss ratios to determine loan loss reserves.

The specific reserves for impaired loans are included in the reserve for loan losses. Impaired loans are valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. Commercial loans are charged-off when it is determined that they cannot be fully recovered and non-commercial loans are generally charged-off or loan foreclosure proceedings begun upon becoming 120 days delinquent or at such time as permitted by law or other regulations. Recoveries of loans previously charged-off are credited to the reserve for loan losses.

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and international loans are subjected to similar review procedures.

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to our business, and it is possible there may be unidentified losses in the loan portfolio at December 31, 2002 that may become apparent at a later date pursuant to our analysis or pursuant to comment following regulatory examination. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At December 31, 2002, the Company valued its venture capital portfolio at $49.4 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

Since the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if we deemed it necessary to liquidate our investment within a short period of time, the actual proceeds from the sale could differ significantly from our carrying value. We note that the market for the type of venture capital investments we hold has been impacted by a slowing economy, a depressed domestic equity market in which the values of publicly traded technology companies have declined drastically, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

Deferred Tax Assets on Venture Capital Losses
We record a provision for income taxes based upon the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance results in an increase in income tax expense.

Unrealized losses in our venture capital operations have resulted in the establishment of $11.8 million of deferred tax assets as of December 31, 2002. Of this amount, $4.1 million of these assets was established in 2002. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $5.4 million against the deferred tax asset at December 31, 2002. Of the $5.4 million, $2.6 million was established in 2002. The Company believes that the unreserved deferred tax asset balance of $7.6 million at December 31, 2002, which includes a deferred tax asset related to realized losses of $1.1 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that we expect could produce sufficient capital gains to allow the deferred tax asset balance to be realized.

If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions or other factors make it impossible, impractical or imprudent to implement the identified alternative strategies, an additional valuation allowance, resulting in a charge against income, for that portion of the deferred tax asset which will not be utilized, will be recorded in the Other segment.

Impairment of Long-Lived Assets
The Company tests for impairment in the carrying value of any asset or group of assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the fourth quarter of 2002, we recorded a $1.3 million write-down to the carrying value of a London facility that is currently being marketed for sale. This write-down was taken to align the carrying value to the estimated net realizable value.

In 2001 the Company recorded an $8.4 million charge related to a long-term, fixed-price, non-cancelable project contract due to cost overruns that could not be passed on to subcontractors or other parties to the contract. This contract involves the construction, implementation and maintenance of a computer system to be utilized by the federal government in its cash management and reporting.

The contract continues to have significant uncertainties as to the costs to complete the contract and revenues resulting from the contract. In the fourth quarter of 2002, we recorded an additional $1.0 million impairment charge in the Banking segment due to additional system requirements. This additional impairment charge was determined by discounting the probability-weighted estimated future cash flows. We are continuing to negotiate with the contractual counterparty to limit the scope of the project and for additional funding. Since the recoverability of future costs may be dependent upon the willingness of the contractual counterparty to fund future costs, there may be additional impairment associated with this contract. The amount of such losses, if any, cannot be estimated at this time. At December 31, 2002, the Company has an asset of $5.4 million related to this contract.

RESULTS OF OPERATIONS

Net Interest Income
The difference between interest income and interest expense is net interest income. Net interest income is the Company’s largest revenue source representing 67%, 69% and 62% of all revenues in 2002, 2001 and 2000, respectively. Net interest income is affected by changes in the level of interest rates and the composition of interest-earning assets and interest-bearing liabilities. While the Company can impact net interest income through its product pricing and promotional decisions, many factors, such as the overall condition of the economy, monetary policy, tax laws, credit demand and competition place the outcome of net interest income beyond the control of the Company (see Tables A and B of this Form 10-K).

Net interest income on a taxable equivalent basis was $196.8 million in 2002, a $2.9 million or 2% increase from 2001 net interest income of $193.8 million. Net interest income increased primarily because of a larger decrease in interest expense (from $110.8 million to $66.7 million) than in interest income (from $304.7 million to $263.5 million). Decreases in general levels of interest rates were the major contributors to the declines in both interest income and interest expense. In 2002 the Federal Reserve decreased its federal funds target rate from 175 basis points to 125 basis points and in 2001 it decreased its federal funds target rate from 650 basis points to 175 basis points. As interest rates decreased in 2002, the Company found it increasingly difficult to pass on these decreases to its deposit customers due to market forces even though volume increased as customers sought to place their money in more secure, insured fixed-income products. In contrast, loans and other assets have repriced more quickly. The increase in net interest income in 2001 on a taxable equivalent basis was $294 thousand compared to 2000 net interest income of $193.5 million.

Net interest margin, or net interest income on a taxable equivalent basis divided by average earning assets, was 3.59% in 2002 compared to 3.91% and 3.87% in 2001 and 2000, respectively. The margin was reduced from 2001 to 2002 as the 50 basis point decrease in general levels of interest rates combined with the increase in average earning assets of $519.9 million to lower the ratio.

The amount of deposits that the U.S. Government and its agencies place on deposit at Riggs Bank was a significant reason for the margin decline. At December 31, 2002, those deposits totaled $1.13 billion. Because these deposits have a lower spread relationship than that obtainable in the general marketplace, the more kept on deposit at Riggs Bank by these entities, the lower margin Riggs Bank is generally able to achieve. Conversely, the lower the amount of deposits that these institutions keep on deposit with us, generally, the higher the margin we attain. These deposits have a lower spread relationship since they must be collateralized by government securities, which generally yield less than loans of comparable maturities.

Interest income on a tax equivalent basis in 2002 was $263.5 million, a decline of $41.2 million, or 14%, from $304.7 million in 2001. As shown in Table B of this Form 10-K, most of the decrease is attributable to a decline in market interest rates which had already contributed to the $52.2 million decrease from 2000 to 2001. In 2002, interest income declined in loans, time deposits with other banks, and federal funds sold and repurchase agreements, increasing only in securities available for sale as a result of an increase in volume.

Average earning assets in 2002 increased by $519.9 million from 2001. Average loan balances decreased by $34.6 million in 2002 compared to 2001 primarily as a result of the $66.4 million decrease in average foreign loans. Over the past year we have realigned our RBEL operations to focus on expatriate and embassy banking rather than corporate lending. Consequently, we sold $138.3 million in loans and loan commitments at RBEL in 2002. More than offsetting the decline in average loans was an increase in average securities available for sale of $596.0 million. The average rate earned on all earning assets in 2002 was 4.81%, a decline of 1.33% from the prior year.

Average earning assets in 2001 declined by $47.4 million from 2000. Average loan balances decreased by $192.8 million in 2001 compared to 2000. Approximately 45% of this decrease in average loans was attributable to the Company’s decision in 2000 to exit from its out-of-market syndicated loan portfolio and an additional 11% is attributable to the de-emphasis on the commercial lending function in London. Decreases in the average loan portfolio were partially offset by a $38.2 million increase in average securities available for sale and a $107.2 million increase in average time deposits, federal funds sold and reverse repurchase agreement balances. The average rate earned on all earning assets was 6.14%, a 99 basis point decline from 2000. The Company’s decision in 2000 to exit from the syndicated loan market was made to reduce the overall credit exposure in the portfolio and to concentrate on those customers with a higher potential for using multiple banking relationships. We have no current plans to participate in the syndicated loan market in 2003.

The Company anticipated that the decline in average earning assets and loans in 2001 could continue into 2002 and initiated measures to strengthen its lending function. The Company’s ability to increase its loan portfolio is usually dependent, however, upon many factors including the general state of the economy and the ability to price loans so as to adequately compensate the Company for the additional risk undertaken. In addition, loan and other earning asset growth is constrained by the requirement that the Company and the Bank maintain certain capital ratios (see Table N of this Form 10-K and Note 10 of Notes to Consolidated Financial Statements). Because the loan portfolio continued to decline in 2002, we purchased $320.5 million of residential mortgage loans at a premium of $5.4 million. The Company also increased its overall balance of average earning assets through the $596.0 million increase in average securities discussed previously.

Return on average assets was .21% for the year ended December 31, 2002, compared to (.42)% for the same period a year ago. Return on average shareholders’ equity was 3.48% for the year ended December 31, 2002 compared to (5.92)% for the same period in 2001. Both of these ratios improved in 2002 because of the previously noted restructuring and other charges recorded in 2001.

The composition of average earning assets for the past three years is as follows:

	2002	2001	2000

Total Loans	52.2%	58.3%	61.6%
Securities Available for Sale	34.6	26.3	25.2
Time Deposits with Other Banks	3.9	6.7	7.1
Federal Funds Sold & Reverse Repurchase Agreements	9.3	8.7	6.1

	100.0%	100.0%	100.0%

The decrease in average loans over the past three years reflects our decisions to decrease our exposure in both the syndicated loan business and commercial lending in London. The decreases in loans have been offset by increases in our securities available for sale portfolio.

Interest expense decreased by $44.1 million from 2001 to 2002. All of this decrease was due to declining rates, partially offset by a $576.7 million increase in interest bearing funds. The average cost of all interest-bearing funds decreased to 1.40% in 2002 from 2.65% in 2001. Interest expense declined in all categories of deposits, foreign and domestic, as well as in repurchase agreements and other short-term borrowings. Interest expense on long-term debt increased slightly.

In 2002, average interest-bearing deposit balances increased by $612.1 million, or 17% from 2001. The average cost of interest bearing deposits was 1.25% in 2002 compared to 2.40% in 2001.

Interest expense decreased by $52.5 million from 2000 to 2001. Approximately 98% of this decrease was due to declining rates and the balance was due to a $70.6 million, or 2% decrease in average interest-bearing funds. The average cost of all interest-bearing funds decreased to 2.65% in 2001 from 3.84% in 2000.

The composition of average interest-bearing liabilities for the past three years is as follow:

	2002	2001	2000

Interest-Bearing Deposits	89.0%	86.6%	84.3%
Federal Funds Purchased & Repurchase Agreements	9.2	11.5	10.6
Other Short-Term Borrowings	0.3	0.3	3.5
Long-Term Debt	1.5	1.6	1.6

	100.0%	100.0%	100.0%

Provision for Loan Losses
The provision for loan losses in 2002 was $421 thousand compared to $2.5 million in 2001, a decrease of $2.1 million. This compares to a provision for loan losses in 2000 of $18.8 million, representing a $16.3 million difference from the $2.5 million provision taken in 2001 (see Note 1 of Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates-Reserve for Loan Losses”).

Noninterest Income
Excluding net securities gains, noninterest income increased by $10.7 million, or 15% in 2002 from 2001. Including net securities gains, noninterest income increased by $8.1 million, or 9% from the prior year. The increase in noninterest income was primarily attributable to a $14.8 million decrease in the value of the Company’s venture capital investments in 2002 compared to a $31.1 million decrease in the prior year. Also contributing to the increase was a $1.8 million increase in service charges and fee income. Partially offsetting these improvements was a $7.6 million, or 15% decrease in trust and investment advisory income, primarily due to a decrease in the value of assets under management, along with numerous other complex factors, and a $2.6 million decrease in net securities gains. Noninterest income represented 33% of the Company’s total 2002 revenue, which is comprised of net interest income plus noninterest income.

Securities gains were $9.5 million and $12.0 million in 2002 and 2001, respectively. The securities gains in 2002 were recorded in conjunction with the Company’s shortening of the duration of its portfolio. Substantially all of the prior year’s securities gains were attributable to the sale of Concord EFS, Inc., a company in which we had an equity investment for many years.

As noted previously, the year to year decline in trust and investment advisory income was the result of lower market value of assets under management which decreased 6% from $6.91 billion as of December 31, 2001 to $6.48 billion as of December 31, 2002. Another factor impacting this business activity was the general uncertainty concerning the performance of the stock market. New and existing clients were more inclined to seek less volatile investments, such as fixed income products, which typically have lower fee schedules than equity products.

The decline in trust and investment advisory income also was adversely impacted by the second quarter 2002 renegotiation of a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust (“MEPT”), an open commingled real estate fund. This advisor now will perform all asset management services for the fund, but we will continue to act as trustee, investment manager and custodian, and will provide portfolio- level financial and valuation reporting. The new agreement, which became effective July 15, 2002, resulted in a reduction in revenue of approximately $1.8 million from 2001. The annualized impact is expected to be approximately $6.5 million.

Trust and investment advisory income impacts the Riggs & Co. segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment. Service charges and fee income primarily impacts the Banking segment.

Excluding net securities gains, noninterest income decreased by $44.4 million, or 38% in 2001 from 2000. Including net securities gains, noninterest income decreased by $32.7 million, or 28% from the prior year. The decrease in noninterest income was primarily attributable to a $31.1 million loss in the value of the Company’s venture capital investments in 2001 compared to a gain of $10.6 million in the prior year. Also contributing to the decrease was a $4.9 million decrease in trust and investment advisory income that was due principally to a decline in the value of assets under management. Partially offsetting these decreases was a $2.1 million, or 5% increase in service charges and fees and an $11.7 million increase in net securities gains. As noted previously, substantially all of the securities gains were attributable to the merger of and subsequent sale of stock in a company in which we had an equity investment for many years. Noninterest income represented 31% of the Company’s total revenue in 2001.

Noninterest Expense
Noninterest expense decreased by $26.0 million, or 10%, to $240.4 million in 2002 compared to $266.3 million in 2001. Approximately $34.1 million of this decrease is attributable to the restructuring and other charges that we recorded in 2001 as described in Note 2 of Notes to Consolidated Financial Statements. Excluding those 2001 special charges, noninterest expense increased $8.2 million from year to year. This increase was primarily due to increased consulting expenses of $1.8 million related to the Project EPS initiative, higher pension and other employee benefit costs, as well as several impairment charges. Partially offsetting these increases was a $4.2 million decrease in salaries and wages, of which approximately $3.6 million is attributable to a charge taken in 2001 to terminate an employment contract.

In 2002 we increased our matching of employee 401(k) Plan contributions from $0.50 for every dollar contributed (up to 6% of eligible wages) to a dollar-for-dollar match (up to 6% of eligible wages). This change in matching resulted in an increase in pension and other employee benefits expense of $2.1 million in 2002 compared to 2001. Pension and other employee benefits costs affect all segments with the exception of Riggs Capital Partners.

In July 2002, the Company awarded 370,000 shares of its common stock to certain key executives under the terms of a plan approved by shareholders in April 2002. This award will vest in equal amounts through December 2006. For the year ended 2002, we recorded $646 thousand of expense related to this award which is recorded in pension and other employee benefits in the Consolidated Statements of Operations. We anticipate recording approximately $1.3 million of expense in each of the next four calendar years. To obtain this award, however, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

During 2002 we recorded several impairment charges amounting to $4.5 million. First, as part of our overall technology upgrade, we wrote off $1.1 million in costs related to prior development of an information system to support bank tellers, which will not be compatible with our future technology. We wrote down a property in London in the amount of $1.3 million after we determined that its value was impaired due to a depressed real estate market. That amount was determined after consultation with real estate experts. In London, we also incurred a charge of $1.1 million to exit long-term maintenance contracts. Domestically, we wrote down a long-term, fixed price, non-cancelable technology contract by $1.0 million due to cost overruns that probably will not be passed on to subcontractors or other parties to the contract.

We periodically perform strategic reviews of our business operations including, but not limited to, operating segments, sub-segments, products, delivery channels and back-office operations to ensure that levels of performance are adequate or can be modified in such a way and within a reasonable timeframe so as to meet expected requirements. If it is determined that our requirements cannot be met in a satisfactory way and timeframe, we may sell, wind-down, abandon or take any other measures deemed necessary and prudent for the long-term benefit of the Company.

Noninterest expense increased by $42.0 million, or 19% to $266.3 million in 2001 compared to $224.4 million in 2000. Approximately $34.1 million of this increase, or 81% is attributable to the restructuring and other charges described in Note 2 of Notes to Consolidated Financial Statements. Other significant changes from the prior year include an additional $5.3 million or 6% increase in salaries and wages, a $1.9 million increase in pension and other employee benefits that is primarily attributable to a $2.4 million increase in the actuarially determined domestic pension plan expense and a $2.1 million increase in consultants and outsourcing fees, which is primarily due to increased management fees related to an additional venture capital partnership. Decreases in advertising and public relations expense of $1.2 million partially offset these increases.

In 2002, the Company reduced its workforce by 6%, from 1,613 full-time equivalent positions at December 31, 2001 to 1,522 at December 31, 2002 (see Note 2 of Notes to Consolidated Financial Statements). At December 31, 2000 we employed 1,558 full-time equivalent employees.

FINANCIAL POSITION AND LIQUIDITY

Earning Assets
Loans, securities available for sale and other short-term investments are the Company’s primary earning assets. At December 31, 2002, 2001 and 2000, these assets represented approximately 90%, 90% and 88% of the Company’s total assets and 90%, 90% and 89% of the Company’s average assets for those years, respectively.

Loans represent the largest earning asset category. At December 31, 2002, 2001 and 2000, loans were 49%, 52% and 59% of earning assets and 52%, 58% and 62% of average earning assets for those years, respectively. The decreases in these ratios reflect our strategy over this time period to exit the syndicated loan business and continued de-emphasis of commercial lending at RBEL, as well as growth in the securities portfolio to secure the additional U.S. Government Agency deposits.

Securities available for sale, the next largest component of earning assets, were 38%, 31% and 25% of earning assets at December 31, 2002, 2001 and 2000, respectively, and represented 35%, 26% and 25% of average earning assets for those years.

The third component of the Company’s earning assets mix, short-term investments, was 13%, 17% and 16% of earning assets at December 31, 2002, 2001 and 2000, respectively, and represented 13%, 16% and 13% of average earning assets for the those years.

Loans
Loans are generated in the Banking segment through both retail and commercial banking activities and in the International Banking segment through embassy banking and RBEL (see Tables C and D of this Form 10-K).

Total loans at December 31, 2002 were $3.01 billion, a $139.3 million, or 5% increase from December 31, 2001. The largest increase occurred in commercial and financial, and commercial real estate loans, which increased $134.5 million and $65.2 million, respectively. Partially offsetting these increases was a $156.6 million decrease in foreign loans, as we continue to de-emphasize commercial lending at RBEL. As part of this strategy, we sold $138.3 million in loans and loan commitments at RBEL in 2002.

Total loans at December 31, 2001 were $2.87 billion, a $72.1 million, or 2% decrease from December 31, 2000. That decrease was due in part to the Company’s decision to limit its exposure on syndicated loans. Approximately $87.6 million of the 2001 decrease was attributable to this business strategy. At December 31, 2002, 2001 and 2000, less than 1% of loans were held pending sale. See Table I of this Form 10-K for the distribution of year-end loans.

Cross-Border Outstandings
We extend credit to borrowers domiciled outside of the United States primarily through our International Banking segment. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments and other monetary assets. In addition, cross- border outstandings include guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. While we routinely review these assets, monitor the international economic climate and assess the impact of any changes on foreign domiciled borrowers, the economic value and recoverability of these assets may be affected by changing economic and political conditions in the respective countries. In addition, some of our loans are to sovereign entities, some of which might be subject to deteriorating economic conditions, political and social upheaval, currency depreciation or devaluation, as well as nationalization or expropriation of assets or other factors over which we have no control. If, for any reason, a loan to such a borrower became past due or a problem credit, collection efforts would be made more difficult because of the sovereign status of the borrower.

Several sovereign entities also maintain significant depository relationships with the Company. The simultaneous withdrawal of funds by several of these depositors could in the short-term negatively impact our liquidity position (see “Business-Competition and Environment”).

At December 31, 2002, we had no cross-border outstandings exceeding 1% of our total assets to countries experiencing difficulties in repaying their external debt. At December 31, 2002, we had no loans in either a nonperforming, past-due or potential problem loan status to a country with cross- border outstandings in excess of 1% of our total assets. At December 31, 2001 and 2000, the United Kingdom was the only foreign country with cross-border outstandings in excess of 1% of our total assets that had loans in either a nonperforming, past-due or potential problem loan status (see Tables E and F of this Form 10-K and Note 15 of Notes to Consolidated Financial Statements).

Short-Term Investments
Short-term investments are managed in our Treasury segment and include time deposits with other banks, federal funds sold and reverse repurchase agreements. These investments are liquid assets with original maturities generally of less than 90 days. Short-term investments are generally lower- yielding assets that are highly interest-rate sensitive. The amount of funds available for short-term investments is a function of daily movements in our securities, loan and deposit portfolios, combined with our overall interest-rate risk management strategy. Liquidity also is available through credit facilities with the Federal Home Loan Bank of Atlanta (“FHLB”). We have available secured and unsecured lines of credit with various parties in the amount of $743.8 million that could be drawn upon to meet potential funding requirements. The FHLB can cancel at any time any unused portion of the credit facilities. Any borrowings under these facilities are subject to the negotiated terms.

At December 31, 2002, short-term investments totaled $813.3 million, a decrease of $105.2 million from 2001. At December 31, 2001, short- term investments totaled $918.5 million, an increase of $157.6 million when compared to year-end 2000. Average short-term investments was $722.6 million, $764.1 million and $656.9 million for 2002, 2001 and 2000, respectively. The average yield on short-term investments was 1.63% in 2002, 3.74% in 2001 and 6.37% in 2000.

Securities Available for Sale
All of the Company’s securities at December 31, 2002, 2001 and 2000 are classified as available for sale and are managed by the Treasury segment as part of the Company’s liquidity and interest-rate risk management programs. Securities are reflected on the Consolidated Statements of Condition at fair value. Any unrecognized differences between amortized cost and fair value are reported net of applicable taxes as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

At December 31, 2002, 2001 and 2000, the portfolio totaled $2.32 billion, $1.72 billion and $1.24 billion and yielded an average of 3.74%, 5.27%, and 6.26%, respectively.

The percentage composition at fair value of the securities portfolio at December 31 is as follows:

	2002	2001	2000

U.S. Treasury Securities	0.2%	6.1%	24.9%
Government Agency Securities	54.9	55.4	30.2
Mortgage-Backed Securities	42.5	35.6	40.6
Other Securities	2.4	2.9	4.3

	100.0%	100.0%	100.0%

Gross unrealized gains and gross unrealized losses at December 31, 2002 were $19.6 million and $20 thousand, respectively.

Substantially all of our available for sale securities have been issued by the U.S. Treasury, an agency of the U.S. Government or a government sponsored entity (such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation) and therefore the repayment of substantially all of our securities is either guaranteed by the government or a AAA rated entity. As a result, we believe that timely payment of principal and interest is assured and any unrealized gain or loss is therefore attributable to changes in market interest rates.

At December 31, 2002, 2001 and 2000, 21%, 43% and 31% of the portfolio matures within one year and the portfolio duration is 1.0, 1.8, and 3.2 years, respectively. Although most of our contractual maturity dates are greater than one year, many of our securities have call features which allow the issuer to call the securities away from the Bank. Because of the low level of interest rates many of these securities are now more likely to be called rather than mature and this is reflected in the duration calculation. In addition, the Bank owns mortgage-backed securities which allow the borrowers of the underlying mortgages to prepay their mortgages. Because of the interest rate environment, prepayments on our mortgage- backed securities is expected to be rapid and this is also factored into the overall portfolio duration calculation (see Note 3 of Notes to Consolidated Financial Statements).

Venture Capital Investments
Venture capital investments amounted to $49.4 million at December 31, 2002 and $56.3 million at the close of the prior year. The Company recorded a substantially unrealized loss of $14.8 million on its venture capital investments in 2002 that is primarily attributable to unrealized losses in the fair value of its venture capital investments. In 2001, the Company recorded a $31.1 million loss, substantially unrealized, on these investments (see Note 1 of Notes to Consolidated Financial Statements).

The losses in 2002 and 2001 are attributable to several factors. First, there has been a general slowing of the domestic economy that was exacerbated by the terrorist attacks in September 2001 and continued uncertainty about potential military conflict. This slowing resulted in large corporations reducing their spending on information technology assets, which in turn affected the financial performance and valuations of information technology asset vendors to which the Company’s venture capital portfolio was exposed. Second, the domestic stock market in general declined in 2002 and 2001 and, in particular, the valuations of publicly-traded technology companies declined dramatically. As a result, the Company reduced the carrying value of a number of privately-held investments in order to better align its valuations with those of comparable publicly-traded companies. Third, initial public offerings (“IPOs”) and acquisitions by public companies of private companies has declined significantly from prior years. Since venture capital investors typically look to the IPO process and acquisitions as a means of liquidating investments, the lack of such markets was detrimental to the value of investments held.

Because of these factors and an uncertain economic outlook, the Company in 2002 reduced its agreement to fund the operating costs of the venture capital partnerships for 2003 from $2.6 million to $750 thousand. In 2001, the Company had reduced this agreement for 2002 from $4.0 million to $2.6 million. Also in 2001, the Company reduced its agreement to fund venture capital investments from a total of $200.0 million to $130.0 million. At December 31, 2002, the Company, since the inception of the venture capital segment, had funded approximately $101.0 million of venture capital investments. As previously noted, the Company established a $5.4 million valuation allowance against total deferred tax assets of $11.8 million relating to venture capital losses. The Company has concluded that it is more likely than not that the remaining deferred tax assets which are attributable to losses from venture capital operations will be realized through capital gains generated by its venture capital operations or through such gains generated elsewhere within the Company.

Commitments and Liquidity
At December 31, 2002, the Company had approximately $1.04 billion of loan commitments outstanding and was contingently liable for $124.0 million of letters of credit. The Company also is contractually obligated to fund $15.9 million of venture capital investments and has various other contractual obligations arising in the normal course of business (see Note 9 of Notes to Consolidated Financial Statements).

At December 31, 2002, the Company has the necessary liquidity to meet these obligations. As noted previously, the Company maintains a significant short-term investment portfolio and has approximately $743.8 million of unused credit lines. The securities available for sale portfolio has a short duration. In addition, deposits, the Company’s primary funding source, have been a very stable and low-cost source of funds. We operate with higher levels of liquidity than our peers do and our deposit base has been very stable for the three years ended December 31, 2002.

However, changes in the stability of the economic, social or political environments, or a deterioration of the public’s confidence in the banking system in general or the Company in particular, could be very detrimental. At December 31, 2002, the United States government directly or through its agencies and departments had deposits with the Company of approximately $1.13 billion. A withdrawal of these funds by this depositor, for whatever reason, would significantly impact the Company’s short-term liquidity position. The simultaneous withdrawal of funds by a combination of large depositors also would have an adverse impact on Company operations. In addition, the FHLB has the authority to cancel the Company’s unused lines of credit.

Another potential constraint on liquidity is regulatory limitations on dividends that the Bank can pay to the Company. Generally, such dividends are limited to the earnings of the Bank for the current and prior two years less any dividend payments during the same period. However, dividends payable by the Bank and its subsidiaries are further limited by requirements for the maintenance of adequate capital and the underlying strength of the Bank. Any restrictions on dividends that the Bank can pay to the Company could adversely impact the holding company’s cash flow and its ability to fund future debt payments and dividends. Since regulatory authorities maintain that a holding company should be a source of financial strength for its subsidiary bank, dividends paid by the Bank to the Company, or by the Company to its shareholders, might be restricted if the regulators conclude that the Company’s operating condition so warrants.

ASSET QUALITY

Credit Risk Administration
Since the loan portfolio is the Company’s largest component of earning assets, one of the Company’s primary objectives is to maintain a high quality loan portfolio. This is achieved through promulgation of and adherence to loan underwriting standards and regular evaluation of credit risk within the portfolio. The potential for loss is, however, inherent to the lending process. We attempt to minimize this risk by stressing the integrity, financial strength and liquidity of borrowers and, if integral to the granting of credit, the stability of supporting collateral values. The credit administration function establishes credit policies including those related to credit underwriting, limits on the ability of an individual loan officer or group of loan officers to extend credit, policies addressing concentrations of credit risk and internal credit scoring. The credit administration function reports to a chief credit officer who works with the various business units to ensure the integrity of established procedures and policies. In addition, we maintain a loan review group that monitors compliance with these policies and thereby further ensures the integrity of the credit process (see Notes 1 and 4 of Notes to Consolidated Financial Statements).

Provision and Reserve for Loan Losses
The adequacy of the reserve for loan losses is determined based on our analysis of the composition of the loan portfolio, the level and trend of loan delinquencies, the financial condition of specific delinquent or problem borrowers and related guarantors, historical charge-off rates, general economic and industry-specific conditions and all other factors deemed relevant, including supervisory comment during the examination process. Based upon this analysis, which is performed quarterly and reviewed by a standing committee, we record a provision to maintain the reserve for loan losses at a level adequate to absorb probable losses in the portfolio.

For loan pools with homogeneous characteristics, such as residential mortgage, home equity and consumer loans, provisions are determined using historical loss factors. For non-homogeneous loans, the Company allocates specific reserves for loan losses to individual loans in the highest risk categories and provides for the remainder using historical factors. In addition, the Company maintains a qualitative component in its reserve for loan losses. This portion of the reserve is adjusted when the Company concludes that (1) recent charge-off experience may not be indicative of future experience, (2) either adverse general economic or industry-specific conditions are not manifested as specific problem credits or in delinquency ratios, or (3) we have knowledge of specific potentially adverse events or conditions of a borrower. The Company maintains its reserve for loan losses in accordance with a Board of Directors approved policy.

Based upon the above, the Company recorded a loan loss provision of $421 thousand in 2002. At December 31, 2002, the reserve for loan losses was $26.0 million, or approximately .86% of loans and 153.6% of the Company’s nonaccrual, renegotiated, 90 days past due and other potential problem credits. The 2002 foreign reserve for loan losses was $4.9 million, or approximately 2% of foreign loans. Reserve coverage was greatly improved as nonperforming assets decreased from $3.7 million at December 31, 2001 to $670 thousand a year later. Foreign nonperforming assets represent approximately 87% of consolidated nonperforming assets. The foreign loan loss provision in 2002 was approximately $(4.2) million and the domestic provision was $4.6 million. The foreign reversal was taken as those reserves were no longer necessary since foreign nonperforming assets decreased by $2.0 million, or 77%, from the prior year end, aggregate loan balances decreased due to significant pay-downs and maturities, and we sold $138.3 million in commercial loans and commitments at our London operations.

We recorded loan loss provisions of $2.5 million and $18.8 million in 2001 and 2000, respectively. The 2001 provision was comprised of a $5.9 million foreign provision and a $(3.4) domestic provision. The domestic provision was the result of a reduction in domestic nonperforming loans from $34.3 million at December 31, 2000 to $472 thousand a year later. The 2000 provision included $11.0 million for the discovery of a borrower’s fraud in a commercial credit in the International Banking segment as well as a $3.9 million loss incurred on the sale of a syndicated loan in the Banking segment. These provisions were also the result of additions to nonperforming loans during these years and increased loan charge-offs. The reserve for loan losses to loans at December 31, 2001 and 2000 was 1.03% and 1.23%, respectively. At December 31, 2001 and 2000, the reserve for loan losses was 188.7% and 64.8%, respectively, of the Company’s nonaccrual, renegotiated, 90 days past due and other potential problem credits.

During the three years ended December 31, 2002, the reserve for loan losses as a percentage of loans has decreased from 1.23% to .86%. During this same period, nonaccrual, renegotiated, 90 days past due and other potential problem credits decreased from $55.9 million to $16.9 million. In addition, 50% of the Company’s portfolio is secured by residential real estate at December 31, 2002. Traditionally, net losses on such loans have been minimal (see Table H of this Form 10-K).

Foreign exchange translation adjustments in the reserve for loan losses were $717 thousand and $(204) thousand in 2002 and 2001, respectively. These adjustments relate to reserves recorded in British pounds sterling, and are made to account for changes in our reserve for loan losses resulting from fluctuating foreign exchange rates.

The estimated allocation of the reserve for loan losses by loan category is detailed in Table I of this Form 10-K and represents our assessment of existing conditions and risk factors within these categories. Changes in the risk characteristic and loan amounts within the loan portfolio affect the overall level of required reserves.

During 2002, the commercial and financial allocation of the reserve for loan losses increased $872 thousand from 2001. The increased allocation was based on the growth in the balance of these loans discussed previously under “Loans” along with a refinement in our reserve allocation methodologies (see Notes 1, 4 and 15 of Notes to Consolidated Financial Statements).

Nonperforming Assets
Nonperforming assets include nonaccrual loans, renegotiated loans, other real estate owned and other repossessed assets. Nonaccrual loans are loans for which recognition of interest income has been discontinued. Impaired loans are nonaccrual loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement (see Tables J and K of this Form 10-K).

We evaluate each past due commercial loan (commercial and financial loans and commercial real estate loans) and discontinue the accrual of interest based on the delinquency status, an evaluation of any collateral and the financial condition of the borrower. If there is doubt as to the collection of either principal or interest, or when interest or principal is 90 days past due and the commercial loan is not well-secured and in the process of collection, it is placed into nonaccrual status. A nonaccrual loan may be restored to accrual status when interest and principal payments are brought current and the collection of future payments is not in doubt.

Nonaccrual loans totaled $548 thousand at December 31, 2002, a decrease of $825 thousand from December 31, 2001. The decrease in nonaccrual loans was primarily attributable to payoffs of $567 thousand and charge-offs of $583 thousand, mostly on foreign commercial loans, partially offset by additions to the foreign portfolio of $462 thousand.

Income recognition on non-commercial loans is discontinued and the loans are generally charged off or loan foreclosure proceedings begun upon becoming 120 days delinquent or at such time as permitted by law or other regulations. At this point, any uncollected interest is eliminated from income.

Renegotiated loans are those where there have been extensions of the original repayment period or a reduction of the obligation to pay principal or interest because of a deterioration in the borrower’s financial position. At December 31, 2002, 2001 and 2000, none of the renegotiated loans was accruing interest. There were no renegotiated loans at December 31, 2002 as the remaining two loans in that category were paid off and charged-off, respectively, compared with balances of $529 thousand at year-end 2001 and $853 thousand at December 31, 2000.

Loans are transferred to other real estate and other repossessed assets owned when collateral securing the loans is acquired through foreclosure. Other real estate and other repossessed assets owned totaled $122 thousand on December 31, 2002, compared to $1.8 million on December 31, 2001 and $1.1 million at December 31, 2000. In 2002 our only remaining real estate owned property, with a balance of $600 thousand, was sold. At our operations in London, other assets owned activity included sales, write-offs and additions that netted to a $1.0 million decrease in the portfolio. The 2002 ending balance consists entirely of these other assets, which are automobiles and other equipment that secured problem loans which were seized as part of the loan liquidation efforts of the Company in that location (see Notes 1 and 4 of Notes to Consolidated Financial Statements).

Past-Due and Potential Problem Loans
The 90 days past due loan category amounted to $11.0 million, $13.3 million, and $11.1 million at December 31, 2002, 2001 and 2000, respectively. The balances for all three years are primarily attributable to secured residential real estate loans that are in the process of collection and are accruing interest.

Potential problem loans are defined as loans that are currently performing but which have certain attributes that may lead to nonaccrual or past due status in the foreseeable future. At December 31, 2002, we identified $5.3 million of potential problem loans compared to $436 thousand of such loans at December 31, 2001 and $8.7 million at December 31, 2000. The current year balance consists primarily of a commercial lease financing loan of $4.8 million at our London operation. At December 31, 2002, this loan is performing but is considered to be a potential problem credit because the borrower is in technical violation of a loan covenant. We are closely monitoring this credit.

Foreign loans and other credits may be adversely affected by social, economic and political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instabilities (see Note 15 of Notes to Consolidated Financial Statements).

DEPOSITS AND FUNDING SOURCES

Deposits, short-term borrowings, FHLB and long-term debt and trust preferred securities are our principal funding sources. For 2002, these funding sources averaged $5.57 billion, an increase of $524 million from the $5.04 billion for 2001. In 2000, these funding sources averaged $5.15 billion.

Deposits
Deposit balances are the primary funding source of the Company. The average deposit balance at December 31, 2002 was $4.75 billion and for each of the two years ending December 31, 2001 and 2000 was $4.13 billion. Average interest bearing deposits were $4.24 billion, $3.62 billion and $3.59 billion in 2002, 2001 and 2000, respectively. Average demand deposits were $509.5 million, $509.6 million and $546.6 million in 2002, 2001 and 2000. As a means of reducing deposit reserve requirements, we periodically sweep excess demand funds into money market accounts. The average balances transferred, which are not included in demand deposits in Table A of this Form 10-K, were $468.4 million in 2002 compared to $440.2 million and $377.7 million in 2001 and 2000, respectively.

The average cost of interest-bearing deposits was 1.25%, 2.40% and 3.44% in 2002, 2001 and 2000, respectively. The change in the cost of these funds is primarily attributable to actions of the Federal Reserve. From December 31, 2000 to year-end 2002, the Federal Reserve lowered its target federal funds rate by 525 basis points, from 6.50% to 1.25%.

Short-Term Borrowings
Short-term borrowings consist primarily of repurchase agreements and, to a lesser extent, federal funds purchased and short-term FHLB borrowings. These obligations are an additional source of funds used to meet liquidity and interest-rate risk management objectives. On average, short-term borrowings were $451.1 million, $493.3 million and $599.7 million for 2002, 2001 and 2000, respectively. The cost of these funds was 1.54%, 3.53% and 5.58% for 2002, 2001 and 2000 (see Note 8 of Notes to Consolidated Financial Statements).

FHLB Borrowings and Other Long-Term Debt
The $358.5 million balance of long-term debt at December 31, 2002 consists of $66.5 million subordinated debentures due in 2009 and $292.0 million in FHLB advances. The $66.5 million balance of long-term debt at December 31, 2001 and 2000 consists of the subordinated debentures only. These debentures have a fixed interest rate of 9.65% and are not callable in advance of maturity. The effective cost of this debt is 9.73%. The FHLB advances were taken in December 2002. They have maturity dates through 2007 and carry a blended interest rate of 2.83%. Average long-term debt was $73.4 million in 2002, compared to $66.5 million in 2001 and 2000.

Because of its strong capital position, in 2002 the Bank completed a $400.0 million leverage strategy by purchasing mortgage-backed securities, funded primarily with advances of varying maturities from the FHLB of Atlanta noted above. The goal of this strategy is to increase net interest income. The assets purchased had an average yield of 4.33% and an average life of 4.14 years. The funding sources had an opportunity cost of 2.52% and an average life of 2.33 years (see Note 8 of Notes to Consolidated Financial Statements).

Minority Interest in Trust Preferred Securities
Trust preferred securities totaled $248.6 and $350.0 million at December 31, 2002 and 2001, respectively. Included in these securities are $157.0 million of 8.875% securities issued in 1997 and $91.6 million of 8.625% securities issued in 1996. The securities were issued by two of our wholly- owned subsidiaries and are classified on the Consolidated Statements of Condition as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. The related expense is included on the Consolidated Statements of Operations as part of minority interest in income of subsidiaries, net of taxes. Dividends are paid semi-annually and these securities cannot be redeemed for ten years from the date of issuance. The securities have a final maturity of 30 years from their issuance date. Dividends are cumulative and deferrable for a period not to exceed five years. These securities qualify as tier I capital, with certain limitations. Amounts not included in tier I capital are included in tier II capital (see Note 11 of Notes to Consolidated Financial Statements).

During 2002 the Company repurchased, for cash, $43.0 million of the 8.875% securities and $58.4 million of the 8.625%, with a blended coupon rate of 8.73%. These repurchases will result in future after-tax annual savings of $5.8 million in minority interest expense. These repurchases were at a discount and resulted in a direct after-tax increase to shareholders’ equity of $7.4 million. Since cash was utilized to repurchase the trust preferred securities, this cash will be unavailable for alternative investments. We continue to evaluate the repurchase of additional trust preferred securities. The repurchase of the trust preferred securities primarily impacts the Other segment.

If the SFAS 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” ballot draft, issued as a draft on January 22, 2003, becomes effective as currently written, beginning in the third quarter of 2003 these guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures will no longer be classified as minority interest on the Consolidated Statements of Condition, but will be classified as long-term debt. The related interest expense, currently classified as minority interest, net of taxes, on our Consolidated Statements of Operations, will be reported as interest expense, thereby decreasing net interest income.

Sensitivity to Market and Other Risk
As previously noted, the Company is exposed to various business risks. Two types of “market risk” that could materially impact the operating results of the Company are interest rate risk and foreign currency exchange exposure. Though our Asset/Liability Committee (“ALCO”) closely monitors our exposure to these risks, shortcomings in assumptions utilized or modeling techniques employed may prevent or limit the Company from controlling or mitigating such risks.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of December 31, 2002, the most likely interest rate scenario calls for the federal funds target rate to be flat at 1.25% through December 2003. The federal funds target rate then rises gradually to 4.00% by April 2005, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of December 31, 2002 are shown in Table M of this Form 10-K. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

As of December 31, 2002, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 3%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36- month period, the impact on net interest income did not exceed 4%. The results of the simulation for December 31, 2002 indicated that the Bank was liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings benefit in a declining rate environment from increasing spreads on fixed-rate assets but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

In managing our interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of our interest-rate risk and can effectively alter the interest-rate sensitivity of the Company. Along with financial derivative instruments, the income simulation model includes assumptions about short-term financial instruments, investment securities, loans, deposits, and other borrowings.

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

At December 31, 2002 and 2001, our cumulative one year gap was $(51.0) million and $(750.0) million, respectively. A small negative gap, such as that which exists at December 31, 2002, indicates that the Company’s interest rate position is balanced. A negative gap position indicates that the Company would be adversely impacted by rising interest rates since interest bearing deposits would reprice more quickly than interest earning assets.

At December 31, 2002, we had a foreign currency exchange contract for a notional amount of $75.4 million to hedge the investment we have in RBEL. We had $34.4 million in commitments to purchase foreign currency and $120.2 million in commitments to sell foreign currency. Most of these commitments were undertaken to hedge intercompany loans. In addition, interest rate swaps were used to hedge interest rate risk. Some were used to hedge the fair value of fixed rate assets while others were used to hedge cash flows of variable rate liabilities. There were 32 such agreements at December 31, 2002, totaling $135.8 million in notional principal balance (see Note 19 of Notes to Consolidated Financial Statements).

We believe our current interest rate sensitivity level is appropriate considering our economic outlook and conservative approach taken in the review and monitoring of our sensitivity position (see Note 19 of Notes to Consolidated Financial Statements).

In addition to interest-rate and market risk, we are exposed to customer relationship risk, which may be increased because we have foreign customers. As with credit risk, we strive to monitor and minimize this risk exposure. Nonetheless, these customers may be subject to deteriorating economic conditions, political and social upheaval, currency depreciation or devaluation, as well as nationalization and expropriation of assets or other factors over which we have no control. These customers also may have national goals and strategies, with political overtones, which could conflict with ours and therefore have a future negative impact on the Company.

Some of our foreign loans are loans to sovereign entities. If, for any reason, such a loan became past due or a problem credit, collection efforts would be made more difficult because of the sovereign status of the borrower.

CAPITAL RESOURCES

One of our fundamental objectives is to maintain a level of capitalization that promotes depositor and investor confidence. In addition to maintaining conservative loan underwriting standards, the Company places an emphasis on capital strength and our ability to withstand unfavorable economic conditions and business losses. We maintained a strong capital position at December 31, 2002 and 2001, even after the operating loss incurred in 2001.

The Company’s policy is to ensure that the Bank is capitalized in accordance with regulatory guidelines. As discussed, the Bank is subject to minimum capital ratios as prescribed by the OCC, which are essentially the same as those prescribed by the Federal Reserve Board for bank holding companies.

Total shareholders’ equity at December 31, 2002 was $389.2 million, a $28.4 million increase from year-end 2001. The increase was primarily the result of net income of $13.0 million, unrealized securities gains of $12.8 million, and a $7.4 million increase in paid in capital due to the previously described trust preferred securities repurchases. These increases were partially offset by $5.7 million in dividend payments for the year. Shareholders’ equity at December 31, 2001 was $360.8 million, a $21.9 million decrease from year-end 2000. The decrease was the result of the $(23.4) million operating loss the Company incurred in 2001.

Banking regulators have issued risk-based capital guidelines for banks and bank holding companies. These requirements provide minimum total, tier I, and leverage capital ratios that measure capital adequacy. The total capital ratio measures combined tier I and tier II capital to risk- weighted assets. The tier I capital ratio measures tier I capital to risk-weighted assets. The leverage capital ratio measures tier I capital to quarterly average assets. At December 31, 2002 and 2001, the Company’s and Bank’s capital ratios significantly exceeded the “well-capitalized” levels under each of the regulatory ratios (see Table N of this Form 10-K and Note 10 of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS
Certain information contained in this Annual Report, including, without limitation, the information appearing under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein that are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our interpretation of what we believe to be significant factors affecting our businesses, including many assumptions regarding future events. References to the words “will,” anticipate,” “believe,” “intend,” “estimated,” “expect,” “should,” “goal,” and similar expressions used herein indicate such forward-looking statements. Our actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward- looking statements as a result of various risk, uncertainties and other factors, including the Company’s ability to successfully implement its business strategies, the weakening of the domestic economy, social, economic or political instability, both domestic and foreign, changes in credit quality and interest rates, the impact of competitive products, services and pricing, customer business requirements, Congressional legislations, the timing of technology enhancements for products and operating systems, volatility of venture capital portfolios, the collectivity of loans and similar matters.

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

New Financial Accounting Standards
SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002,” was issued in May 2002. SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This statement will not have a material impact on the Company.

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

SFAS 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements 72 and 144 and FASB Interpretation 9,” was issued in July 2002. It removes acquisitions of financial institutions from the scope of both FASB Statement 72 and FASB Interpretation 9, except for transactions between two or more mutual enterprises. Instead, it requires that acquisitions of financial institutions be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. This statement does not affect the Company at the present time, but will be complied with when and if it becomes necessary.

SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123,” was issued in December 2002. It amends SFAS 123, “Accounting for Stock Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This statement does not affect the Company at the present time as we currently have no plans to change to the fair value based method.

On January 22, 2003, the FASB directed its staff to prepare a ballot draft of SFAS 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” The final Statement is expected to be issued in early 2003. SFAS 149 establishes standards for issuers’ classification as liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity, including financial instruments that are mandatorily redeemable on a fixed or determinable date. Our trust preferred securities, currently classified on our consolidated Statements of Condition as a minority interest item, meet that description. SFAS 149 will be effected by reporting the cumulative effect of a change in an accounting principle for contracts created before the issuance date of this statement and still existing at the beginning of the reporting period. We will begin reporting our trust preferred securities as a liability once SFAS 149 becomes effective. The related interest expense, currently classified as minority interest, net of taxes, on our Consolidated Statements of Operations, will be reported as interest expense, thereby decreasing net interest income.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and recission of FASB Interpretation No. 34.” Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable. When the guarantor has assumed a “stand-ready” obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No. 51.” This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest, as defined. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities acquired after that date. FIN 46 also applies to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. Riggs is currently evaluating the impact FIN 46 will have on its operations.

FOURTH QUARTER 2002 VS. FOURTH QUARTER 2001

For the quarter ending December 31, 2002, the Company reported net income of $2.2 million, or $.08 per share, compared to a net loss of $32.8 million, or $1.15 per diluted share, in the fourth quarter of 2001. The primary reason for the increase was the previously described restructuring and other charges in 2001 which amounted to approximately $40.0 million. Also contributing to the increase from the prior year were decreased venture capital losses. In the fourth quarter of 2002, venture capital losses were $1.1 million compared to losses of $9.4 million in the comparable quarter of 2001.

Net interest income was $49.4 million in the fourth quarter of 2002 compared to $47.9 million in the comparable quarter of the prior year, an increase of 3%. Average earning assets were $5.77 billion and $5.27 billion and the net interest margin was 3.48% and 3.66% for the fourth quarter of 2002 and 2001, respectively.

The Company provided $689 thousand and $1.6 million for loan losses in the fourth quarter of 2002 and 2001, respectively.

Noninterest income totaled $24.7 million in the fourth quarter of 2002, an increase of $7.2 million from the $17.5 million in the comparable quarter of the prior year primarily due to the decreases in venture capital losses noted previously. Also contributing to the increase was an additional $1.4 million in securities gains, from $627 thousand in the fourth quarter of 2001 to $2.1 million in the fourth quarter of 2002. Trust and investment advisory income was $9.3 million and $12.7 million for the fourth quarters of 2002 and 2001, respectively. The decrease is attributable to the decline in the value of assets under management and to the previously mentioned renegotiated agreement with the real estate advisor to MEPT. As a result of that renegotiation, revenues related to this business activity were $1.8 million for the quarter ended December 31, 2002, a decrease of $1.6 million from the comparable period of 2001.

Noninterest expense for the 2002 fourth quarter was $64.4 million, compared to $95.1 million in the year-ago quarter, a decrease of 32%. Our fourth quarter 2001 noninterest expense includes $34.1 million in restructuring and other charges, detailed in Note 2 of Notes to Consolidated Financial Statements. Fourth quarter 2002 noninterest expense includes a $1.3 million write-down of a property in London, a $1.0 million impairment charge related to a long-term, fixed price, non-cancelable technology contract and a $1.1 million charge to exit long-term maintenance contracts.

TABLE A:

THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES(1)

(in thousands)		2002			2001

	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)
Commercial-Taxable	$341,450	$17,584	5.15%	$295,754	$19,794	6.69%
Commercial-Tax-Exempt	161,036	12,539	7.79	145,250	10,608	7.30
Commercial Real Estate	529,417	33,426	6.31	477,799	34,607	7.24
Residential Mortgage	1,117,380	74,443	6.66	1,165,801	82,239	7.05
Home Equity	292,994	15,713	5.36	326,026	23,348	7.16
Consumer	66,104	7,003	10.59	65,882	8,156	12.38
Foreign	350,910	20,033	5.73	417,344	28,752	6.89

Total Loans	2,859,291	180,741	6.32%	2,893,856	207,504	7.17%
Securities Available for Sale (3)	1,897,742	71,045	3.74	1,301,752	68,630	5.27
Time Deposits with Other Banks	212,663	3,146	1.48	330,283	12,712	3.85
Federal Funds Sold and Reverse Repurchase Agreements	509,910	8,547	1.68	433,834	15,823	3.65

Total Earning Assets and Average Rate Earned (4)	5,479,606	263,479	4.81	4,959,725	304,669	6.14
Less: Reserve for Loan Losses	26,728			33,998
Cash and Due from Banks	170,116			142,579
Premises and Equipment, Net	183,303			196,851
Other Assets	256,280			272,250

Total Assets	$6,062,577			$5,537,407

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits
Savings and NOW Accounts	$204,151	$981	0.48%	$205,381	$1,711	0.83%
Money Market Deposit Accounts	2,210,446	18,257	0.83	1,879,070	26,224	1.40
Time Deposits in Domestic Offices	1,485,946	26,561	1.79	888,513	32,071	3.61
Time Deposits in Foreign Offices	335,083	7,313	2.18	650,611	26,974	4.15

Total Interest-Bearing Deposits	4,235,626	53,112	1.25	3,623,575	86,980	2.40
Short-Term Borrowings:
Federal Funds Purchased and Repurchase Agreements	437,934	6,744	1.54	482,412	17,050	3.53
Other Short-Term Borrowings	13,134	200	1.52	10,870	344	3.16
Long-Term Debt	73,435	6,673	9.09	66,525	6,472	9.73

Total Interest-Bearing Funds	4,760,129	66,729	1.40	4,183,382	110,846	2.65
& Average Rate Incurred
Demand Deposits (5)	509,463			509,586
Other Liabilities	120,654			99,794
Minority Interest in Preferred
Stock of Subsidiaries	297,627			350,000
Shareholders’ Equity	374,704			394,645

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,062,577			$5,537,407

NET INTEREST INCOME AND SPREAD		$196,750	3.41%		$193,823	3.49%

NET INTEREST MARGIN ON EARNING ASSETS			3.59%			3.91%

[Additional columns below]

[Continued from above table, first column(s) repeated]

(in thousands)		2000

	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)
Commercial-Taxable	$441,016	$33,835	7.67%
Commercial-Tax-Exempt	150,085	10,589	7.06
Commercial Real Estate	430,796	34,163	7.93
Residential Mortgage	1,200,692	86,826	7.23
Home Equity	336,539	25,771	7.66
Consumer	69,740	8,981	12.88
Foreign	457,774	35,757	7.81

Total Loans	3,086,642	235,922	7.64%
Securities Available for Sale (3)	1,263,546	79,098	6.26
Time Deposits with Other Banks	354,213	22,724	6.42
Federal Funds Sold and Reverse Repurchase Agreements	302,692	19,093	6.31

Total Earning Assets and Average Rate Earned (4)	5,007,093	356,837	7.13
Less: Reserve for Loan Losses	38,341
Cash and Due from Banks	136,912
Premises and Equipment, Net	201,175
Other Assets	298,191

Total Assets	$5,605,030

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits
Savings and NOW Accounts	$218,423	$2,123	0.97%
Money Market Deposit Accounts	1,862,071	39,242	2.11
Time Deposits in Domestic Offices	930,421	46,764	5.03
Time Deposits in Foreign Offices	576,845	35,313	6.12

Total Interest-Bearing Deposits	3,587,760	123,442	3.44
Short-Term Borrowings:
Federal Funds Purchased and Repurchase Agreements	453,116	25,915	5.72
Other Short-Term Borrowings	146,625	7,479	5.10
Long-Term Debt	66,525	6,472	9.73

Total Interest-Bearing Funds	4,254,026	163,308	3.84
& Average Rate Incurred
Demand Deposits (5)	546,569
Other Liabilities	98,058
Minority Interest in Preferred
Stock of Subsidiaries	350,000
Shareholders’ Equity	356,377

Total Liabilities, Minority Interest and Shareholders’ Equity	$5,605,030

NET INTEREST INCOME AND SPREAD		$193,529	3.29%

NET INTEREST MARGIN ON EARNING ASSETS			3.87%

(1)	- Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2)	- Nonperforming loans are included in average balances used to determine rates.

(3)	- The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4)	- Excludes venture capital investments

(5)	- Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

TABLE B:

NET INTEREST INCOME CHANGES(1)

	2002 VS. 2001			2001 VS. 2000

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(24,314)	$(2,449)	$(26,763)	$(14,334)	$(14,084)	$(28,418)
Securities Available for Sale	(23,439)	25,854	2,415	(12,799)	2,331	(10,468)
Time Deposits with Other Banks	(6,060)	(3,506)	(9,566)	(8,567)	(1,445)	(10,012)
Federal Funds Sold and Reverse
Repurchase Agreements	(9,684)	2,408	(7,276)	(9,780)	6,510	(3,270)

Total Interest Income	(63,497)	22,307	(41,190)	(45,480)	(6,688)	(52,168)
Interest Expense:
Savings and NOW Accounts	(720)	(10)	(730)	(289)	(123)	(412)
Money Market Deposit Accounts	(12,033)	4,066	(7,967)	(13,375)	357	(13,018)
Time Deposits in Domestic Offices	(20,844)	15,334	(5,510)	(12,672)	(2,021)	(14,693)
Time Deposits in Foreign Offices	(9,725)	(9,936)	(19,661)	(12,437)	4,098	(8,339)
Federal Funds Purchased and Repurchase Agreements	(8,857)	(1,449)	(10,306)	(10,449)	1,584	(8,865)
Other Short-Term Borrowings	(205)	61	(144)	(2,074)	(5,061)	(7,135)
Long-Term Debt	(443)	644	201	—	—	—

Total Interest Expense	(52,827)	8,710	(44,117)	(51,296)	(1,166)	(52,462)

Net Interest Income	$(10,670)	$13,597	$2,927	$5,816	$(5,522)	$294

(1)	- The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

TABLE C:

YEAR-END LOANS
DECEMBER 31,

(IN THOUSANDS)	2002	2001	2000	1999	1998

Domestic:
Commercial and Financial	$613,786	$479,285	$479,443	$667,393	$668,778
Commercial Real Estate	559,384	494,192	440,900	415,304	409,586
Residential Mortgage	1,225,211	1,112,409	1,168,243	1,219,740	1,276,257
Loans Held for Sale	1,247	8,671	15,433	—	—
Home Equity	279,737	297,637	335,825	315,520	314,347
Consumer	65,437	64,888	68,010	73,158	69,419

Total Domestic	2,744,802	2,457,082	2,507,854	2,691,115	2,738,387

Foreign:
Governments and Official Institutions	107,940	93,300	69,119	67,555	74,676
Banks and Other Financial Institutions	30	1,531	1,717	2,730	9,451
Commercial and Industrial	109,366	284,293	329,903	395,120	395,552
Other	41,954	36,717	37,086	51,607	42,353

Total Foreign	259,290	415,841	437,825	517,012	522,032

Total Loans	3,004,092	2,872,923	2,945,679	3,208,127	3,260,419
Net Deferred Loan Fees, Costs Premiums and Discounts	3,813	(4,331)	(4,941)	(6,146)	(2,284)

Loans	$3,007,905	$2,868,592	$2,940,738	$3,201,981	$3,258,135

Reserve for Loan Losses	(25,958)	(29,540)	(36,197)	(41,455)	(54,455)

Total Net Loans	$2,981,947	$2,839,052	$2,904,541	$3,160,526	$3,203,680

TABLE D:

YEAR-END MATURITIES AND RATE SENSITIVITY
DECEMBER 31, 2002

	LESS THAN		OVER
(IN THOUSANDS)	1 YEAR	1-5 YEARS	5 YEARS	TOTAL

Maturities:
Commercial and Financial	$218,557	$172,014	$223,215	$613,786
Commercial Real Estate	115,727	236,228	207,429	559,384
Residential Mortgage	31,380	147,532	1,046,299	1,225,211
Loans Held for Sale	—	—	1,247	1,247
Home Equity	200,606	32,695	46,436	279,737
Consumer	53,267	11,787	383	65,437
Foreign	199,915	51,328	8,047	259,290

Total Loans	$819,452	$651,584	$1,533,056	$3,004,092
Rate Sensitivity:
With Fixed Interest Rates	$125,126	$318,721	$985,219	$1,429,066
With Floating and Adjustable Interest Rates	694,326	332,863	547,837	1,575,026

Total Loans	$819,452	$651,584	$1,533,056	$3,004,092

TABLE E:

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS(1)

	BANKS AND	COMMERCIAL
	OTHER FINANCIAL	AND
(IN THOUSANDS)	INSTITUTIONS	INDUSTRIAL	OTHER	TOTAL

As of December 31, 2002
United States(2)	$35,010	$—	$48,904	$83,914
Saudi Arabia	41	—	75,475	75,516

As of December 31, 2001
United Kingdom	$15,750	$234,443	$3,870	$254,063
United States(2)	149,860	—	18,328	168,188
Saudi Arabia	28	—	89,268	89,296

As of December 31, 2000
United Kingdom	$(31,196)	$282,285	$9,350	$260,439
United States(2)	180,992	—	11,121	192,113
Saudi Arabia	11	—	64,131	64,142

(1)	Cross-border outstandings include loans, acceptances, investments, accrued interest and other monetary assets, net of interest-bearing deposits with other banks that are denominated in U.S. dollars or other non-local currencies.

(2)	United States cross-border outstandings consist of deposits placed by the Company in foreign branches of United States banks.

TABLE F:

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
WITH NONPERFORMING OR PAST-DUE LOANS

			TOTAL
	NONACCRUAL		NONPERFORMING	PAST-DUE
(IN THOUSANDS)	LOANS		LOANS	LOANS

As of December 31, 2002	$—		$—	$—

As of December 31, 2001
United Kingdom	$1,430	(1)	$1,430	$2,406

As of December 31, 2000
United Kingdom	$1,779	(2)	$1,779	$19

(1)	As of December 31, 2001, $529 thousand of nonaccrual loans were classified as renegotiated loans.

(2)	As of December 31, 2000, $822 thousand of nonaccrual loans were classified as renegotiated loans.

TABLE G:

MATURITIES OF SECURITIES AVAILABLE FOR SALE
DECEMBER 31, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities:
Due within 1 year	$4,998	$—	$—	$4,998
Government Agencies Securities:
Due within 1 year	462,890	8	3	462,895
Due after 1 year but within 5 years	706,150	4,120	6	710,264
Due after 5 years but within 10 years	99,834	371	—	100,205
Mortgage-Backed Securities:
Due after 5 years but within 10 years	9,987	—	11	9,976
Mature after 10 years	960,399	15,109	—	975,508
Other Securities:
Mature within 1 year	25,440	—	—	25,440
Mature after 10 years	30,609	22	—	30,631

Total Securities Available for Sale	$2,300,307	$19,630	$20	$2,319,917

This table reflects the carrying values, by contractual maturity, of securities available for sale. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

TABLE H:

RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)
DECEMBER 31,
 (IN THOUSANDS)

	2002	2001	2000	1999	1998

Balance, January 1	$29,540	$36,197	$41,455	$54,455	$52,381
Provision for Loan Losses	421	2,526	18,791	2,500	—
Loans Charged Off:
Commercial and Financial	69	4,071	9,059	12,251	579
Commercial Real Estate	255	—	148	90	183
Residential Mortgage	—	10	30	178	5
Home Equity	81	48	63	220	186
Consumer	2,473	2,422	2,699	2,238	2,232
Foreign	4,094	4,913	14,168	1,970	937

Total Loans Charged Off	6,972	11,464	26,167	16,947	4,122

Recoveries on Charged-Off Loans:
Commercial and Financial	62	70	568	399	72
Commercial Real Estate	341	85	548	207	4,410
Residential Mortgage	—	37	49	—	—
Home Equity	62	126	117	105	58
Consumer	950	791	715	472	546
Foreign	837	1,376	626	526	1,016

Total Recoveries on Charged-Off Loans	2,252	2,485	2,623	1,709	6,102

Net Charge-offs (Recoveries)	4,720	8,979	23,544	15,238	(1,980)
Foreign Exchange Translation Adjustments	717	(204)	(505)	(262)	94

Balance, December 31	$25,958	$29,540	$36,197	$41,455	$54,455
Ratio of Net Charge-Offs (Recoveries) to Average Loans	0.17%	0.31%	0.76%	0.48%	(0.06)%

Ratio of Reserve for Loan Losses to Total Loans	0.86%	1.03%	1.23%	1.29%	1.67%

TABLE I:

RESERVE FOR LOAN LOSSES ALLOCATION AND LOAN DISTRIBUTION
DECEMBER 31,
 (IN THOUSANDS)

Allocation of the Reserve for Loan Losses	2002	2001	2000	1999	1998

Commercial and Financial	$6,390	$5,518	$15,755	$21,807	$27,631
Commercial Real Estate	5,995	4,015	5,446	3,768	4,438
Residential Mortgage	2,416	1,112	1,176	1,218	1,275
Home Equity and Consumer	3,581	3,709	2,851	2,780	2,612
Foreign	3,334	8,243	7,036	6,006	8,665
Based on Qualitative Factors	4,242	6,943	3,933	5,876	9,834

Balance, December 31	25,958	29,540	36,197	41,455	54,455

Distribution of Year-End Loans	2002	2001	2000	1999	1998

Commercial and Financial	20.4%	16.7%	16.3%	20.8%	20.5%
Commercial Real Estate	18.6	17.2	15.0	13.0	12.6
Residential Mortgage	40.9	39.0	40.1	38.0	39.1
Home Equity and Consumer	11.5	12.6	13.7	12.1	11.8
Foreign	8.6	14.5	14.9	16.1	16.0

Total, December 31	100.0%	100.0%	100.0%	100.0%	100.0%

TABLE J:

NONPERFORMING ASSETS AND PAST-DUE LOANS
DECEMBER 31,
(IN THOUSANDS)

	2002	2001	2000	1999	1998

Nonperforming Assets:
Nonaccrual Loans:
Domestic	$87	$472	$34,228	$40,559	$26,831
Foreign	461	901	957	975	—

Total Nonaccrual Loans	548	1,373	35,185	41,534	26,831

Renegotiated Loans:
Domestic	—	—	31	53	77
Foreign	—	529	822	1,210	2,843

Total Renegotiated Loans	—	529	853	1,263	2,920

Other Real Estate & Repossessed Assets Domestic	—	600	1,133	908	1,638
Foreign	122	1,156	—	—	42

Total Other Real Estate & Repossessed Assets	122	1,756	1,133	908	1,680

Total Nonperforming Assets, Net	$670	$3,658	$37,171	$43,705	$31,431

Past-Due Loans:
Domestic	$10,457	$10,909	$11,100	$7,429	$25,254
Foreign	588	2,406	19	—	15

Total Past-Due Loans	$11,045	$13,315	$11,119	$7,429	$25,269

Total Loans	$3,007,905	$2,868,592	$2,940,738	$3,201,981	$3,258,135

Ratio of Nonaccrual Loans to Total Loans	0.02%	0.05%	1.20%	1.30%	0.82%

Ratio of Nonperforming Assets to Total Loans and Other Real Estate Owned, Net	0.02%	0.13%	1.26%	1.36%	0.96%

TABLE K:

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS
DECEMBER 31,

(IN THOUSANDS)	2002	2001	2000	1999	1998

Interest Income at Original Terms:
Nonaccrual Loans:
Domestic	$46	$1,151	$3,346	$3,168	$751
Foreign	17	228	332	—	—
Renegotiated Loans	23	109	201	222	586

Total	$86	$1,488	$3,879	$3,390	$1,337

Actual Interest Income Recognized:
Nonaccrual Loans:
Domestic	$49	$105	$41	$249	$—
Foreign	—	—	—	—	—
Renegotiated Loans	—	10	19	—	—

Total	$49	$115	$60	$249	$—

TABLE L:

SHORT-TERM BORROWINGS

	FEDERAL FUNDS PURCHASED
	AND REPURCHASE AGREEMENTS			OTHER SHORT-TERM BORROWINGS

(IN THOUSANDS)	2002	2001	2000	2002	2001	2000

Balance, December 31	$459,098	$584,706	$571,937	$11,274	$11,914	$10,895
Average Amount Outstanding(1)	437,934	482,412	453,116	13,134	10,870	146,625
Weighted-Average Rate Paid(1)	1.54%	3.53%	5.72%	1.52%	3.16%	5.10%
Maximum Amount Outstanding at any Month-End	567,286	584,706	571,937	11,832	16,632	407,334

(1)	Average amounts are based on daily balances. Average rates are computed by dividing actual interest expense by average amounts outstanding.

TABLE M:

INTEREST-RATE SENSITIVITY ANALYSIS(1)
 (IN THOUSANDS, EXCEPT PERCENTAGES)

	MOVEMENTS IN INTEREST RATES FROM DECEMBER 31, 2002

	SIMULATED IMPACT OVER NEXT		SIMULATED IMPACT OVER NEXT
	TWELVE MONTHS		THIRTY-SIX MONTHS

(IN THOUSANDS)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared with a
Most Likely Scenario:
Net Interest Income
Increase (Decrease)	(2.3)%	0.4%	(3.2)%	1.3%
Net Interest Income
Increase (Decrease)	$(4,454)	$784	$(17,427)	$6,893

(1)	Key Assumptions:

Assumptions with respect to the model’s projection of the effect of changes in interest rates on net interest income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Company.

2.	A most likely federal funds rate and U.S. Treasury yield curve which are determined by an authorized committee and variances from this rate which are established by policy.

3.	Spread relationships between various interest rate indices which are generated by the analysis of historical data and committee consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Company.

TABLE N:

CAPITAL RATIOS
DECEMBER 31,

			REQUIRED	WELL
	2002	2001	MINIMUMS	CAPITALIZED

Riggs National Corporation
Tier I	14.13%	14.47%	4.00%	6.00%
Combined Tier I and Tier II	20.25	24.34	8.00	10.00
Leverage	7.85	8.15	4.00	5.00
Riggs Bank National Association
Tier I	12.76%	14.07%	4.00%	6.00%
Combined Tier I and Tier II	13.52	15.01	8.00	10.00
Leverage	7.17	8.03	4.00	5.00

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2002	2001	2000

INTEREST INCOME
Interest and Fees on Loans	$176,799	$204,797	$233,763
Interest and Dividends on Securities Available for Sale	71,045	68,630	79,098
Interest on Time Deposits with Other Banks	3,146	12,712	22,724
Interest on Federal Funds Sold and Reverse Repurchase Agreements	8,547	15,823	19,093

Total Interest Income	259,537	301,962	354,678
INTEREST EXPENSE
Interest on Deposits:
Savings, NOW and Money Market Accounts	19,238	27,935	41,365
Time Deposits in Domestic Offices	26,561	32,071	46,764
Time Deposits in Foreign Offices	7,313	26,974	35,313

Total Interest on Deposits	53,112	86,980	123,442

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	6,944	17,394	33,446
Long-Term Debt	6,673	6,472	6,420

Total Interest on Short-Term Borrowings and Long-Term Debt	13,617	23,866	39,866

Total Interest Expense	66,729	110,846	163,308

Net Interest Income	192,808	191,116	191,370
Provision for Loan Losses	421	2,526	18,791

Net Interest Income after Provision for Loan Losses	192,387	188,590	172,579
NONINTEREST INCOME
Trust and Investment Advisory Income	42,729	50,290	55,207
Service Charges and Fees	45,401	43,591	41,474
Venture Capital Investment Gains (Losses), Net	(14,822)	(31,103)	10,563
Other Noninterest Income	10,642	10,494	10,442
Securities Gains, Net	9,450	12,037	327

Total Noninterest Income	93,400	85,309	118,013
NONINTEREST EXPENSE
Salaries and Wages	86,794	90,971	82,062
Pension and Other Employee Benefits	23,236	18,852	16,946
Occupancy, Net	21,360	21,092	19,895
Data Processing Services	21,124	20,916	20,407
Furniture, Equipment and Software	15,335	19,119	17,975
Credit Card Processing	9,092	8,118	8,232
Consultants and Outsourcing Fees	13,486	12,880	10,791
Advertising and Public Relations	4,585	4,175	5,337
Restructuring Expense	—	4,327	—
Other Noninterest Expense	45,372	65,891	42,705

Total Noninterest Expense	240,384	266,341	224,350

Income before Taxes and Minority Interest	45,403	7,558	66,242
Applicable Income Tax Expense	15,471	11,075	25,053
Minority Interest in Income of Subsidiaries, Net of Taxes	16,911	19,860	19,588

Net Income (Loss)	$13,021	$(23,377)	$21,601
EARNINGS (LOSS) PER SHARE-
Basic	$0.46	$(0.82)	$0.76
Diluted	0.45	(0.82)	0.76

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31,

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2002	2001

ASSETS
Cash and Due from Banks	$244,703	$179,743
Federal Funds Sold and Reverse Repurchase Agreements	610,000	629,000

Total Cash and Cash Equivalents	854,703	808,743
Time Deposits with Other Banks	203,267	289,464
Securities Available for Sale	2,319,917	1,718,638
Venture Capital Investments	49,419	56,320
Loans	3,007,905	2,868,592
Reserve for Loan Losses	(25,958)	(29,540)

Total Net Loans	2,981,947	2,839,052
Premises and Equipment, Net	190,684	197,018
Other Assets	225,758	190,167

Total Assets	$6,825,695	$6,099,402
LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits	$683,338	$661,823
Interest-Bearing Deposits:
Savings and NOW Accounts	331,656	305,839
Money Market Deposit Accounts	2,165,449	1,955,483
Time Deposits in Domestic Offices	1,723,474	1,132,200
Time Deposits in Foreign Offices	335,080	466,938

Total Interest-Bearing Deposits	4,555,659	3,860,460

Total Deposits	5,238,997	4,522,283
Short-Term Borrowings	470,372	596,620
Other Liabilities	119,976	203,151
Federal Home Loan Bank Borrowings and Other Long-Term Debt	358,525	66,525

Total Liabilities	6,187,870	5,388,579

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	248,584	350,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY

Common Stock-$2.50 Par Value	2002	2001

Authorized	50,000,000	50,000,000
Issued	31,812,022	31,795,703
Outstanding	28,510,224	28,494,905	79,530	79,489
Additional Paid in Capital			170,747	163,125
Retained Earnings			204,865	197,545
Accumulated Other Comprehensive Income (Loss)			5,468	(7,979)
Treasury Stock - 3,301,798 shares at December 31, 2002 and 3,300,798 shares at December 31, 2001			(71,369)	(71,357)

Total Shareholders’ Equity			389,241	360,823

Total Liabilities and Shareholders’ Equity			$6,825,695	$6,099,402

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		COMMON		ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
(IN THOUSANDS, EXCEPT	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
SHARE AMOUNTS)	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, January 1, 2000	$79,039	$161,439	$210,682	$(42,090)	$(71,357)	$337,713
Comprehensive Income:
Net Income			21,601			21,601
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				30,177		30,177
Foreign Exchange
Translation Adjustments				(2,060)		(2,060)

Total Other Comprehensive Income						28,117

Total Comprehensive Income						49,718
Issuance of Common Stock for Stock Option Plans-85,969 Shares	215	767				982
Cash Dividends Declared, $.20 per share			(5,667)			(5,667)

Balance, December 31, 2000	$79,254	$162,206	$226,616	$(13,973)	$(71,357)	$382,746

Comprehensive Income:
Net Loss			(23,377)			(23,377)
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				9,247		9,247
Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(2,231)		(2,231)
Foreign Exchange Translation Adjustments				(1,022)		(1,022)

Total Other Comprehensive Income						5,994

Total Comprehensive Loss						(17,383)
Issuance of Common Stock for Stock Option Plans-94,239 Shares	235	919				1,154
Cash Dividends Declared, $.20 per share			(5,694)			(5,694)

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823

Comprehensive Income:
Net Income			13,021			13,021
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				12,815		12,815
Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(893)		(893)
Foreign Exchange Translation Adjustments				1,525		1,525

Total Other Comprehensive Income						13,447

Total Comprehensive Income						26,468
Issuance of Common Stock for Stock Option Plans-16,319 Shares	41	174				215
Repurchase of Trust Preferred Securities		7,448				7,448
Repurchase of 1,000 shares of Common Stock					(12)	(12)
Cash Dividends Declared, $.20 per share			(5,701)			(5,701)

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$13,021	$(23,377)	$21,601
Adjustments to Reconcile Net Income to Cash
Provided By Operating Activities:
Non-cash Restructuring and Other Charges	—	39,977	—
Provision for Loan Losses	421	2,526	18,791
Provision for Other Real Estate Owned Losses, Net of Realized Gains	—	251	—
Unrealized (Gains) Losses on Venture Capital Investments	11,690	31,284	(7,187)
(Gains) Losses on Sales of Venture Capital Investments	3,132	(181)	(3,376)
Depreciation Expense and Amortization of Leasehold Improvements	17,688	18,920	18,136
Net Gains on Sales of Securities Available for Sale	(9,450)	(12,037)	(327)
(Increase) Decrease in Other Assets	(47,077)	(8,082)	3,318
Increase (Decrease) in Other Liabilities	15,045	(3,526)	17,858

Total Adjustments	(8,551)	69,132	47,213

Net Cash Provided By Operating Activities	4,470	45,755	68,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease In Time Deposits with Other Banks	86,197	76,437	47,627
Proceeds from Maturities of Securities Available for Sale	12,155,976	5,962,451	1,671,005
Proceeds from Sales of Securities Available for Sale	531,157	245,895	208,129
Purchases of Securities Available for Sale	(13,359,434)	(6,570,717)	(1,772,311)
Purchases of Venture Capital Investments	(9,327)	(14,180)	(39,970)
Proceeds from Sale of OREO	3,926	—	—
Proceeds from Sale of Venture Capital Investments	1,405	10,491	6,324
Net (Increase) Decrease in Loans	(148,355)	63,167	237,699
Net Increase in Premises and Equipment	(11,262)	(16,241)	(15,751)
Other, Net	551	78	(732)

Net Cash (Used in) Provided By Investing Activities	(749,166)	(242,619)	342,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-Time Deposits	257,298	236,660	72,741
Net Increase (Decrease) in Time Deposits	459,416	209,646	(172,097)
Net Increase (Decrease) in Short-Term Borrowings	(126,248)	13,788	(249,370)
Proceeds from the Issuance of Common Stock	215	1,154	982
Proceeds from Federal Home Loan Bank Borrowings	292,000	—	—
Dividend Payments	(5,701)	(5,694)	(5,667)
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures and Common Stock	(87,849)	—	—

Net Cash Provided By (Used In) Financing Activities	789,131	455,554	(353,411)

Effect of Exchange Rate Changes	1,525	(1,022)	(2,060)

Net Increase in Cash and Cash Equivalents	45,960	257,668	55,363
Cash and Cash Equivalents at Beginning of Period	808,743	551,075	495,712

Cash and Cash Equivalents at End of Period	$854,703	$808,743	$551,075
SUPPLEMENTAL DISCLOSURES:
Interest Paid	$68,247	$114,156	$164,261
Income Tax Payments	3,670	146	7,274
Trade Dated Securities	—	100,188	10,158

The Accompanying Notes Are An Integral Part Of These Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Riggs National Corporation (“the Company” or “we”), a Delaware Corporation, is a bank holding company that provides financial services to a wide variety of customers. These services include community banking, corporate and commercial banking, international banking and trust and investment management services.

These services are provided through the Company’s wholly-owned subsidiary and principal operating unit, Riggs Bank National Association (the “Bank” or “Riggs Bank”), and its operating subsidiaries and divisions: Riggs Bank Europe Ltd. (“RBEL”), Riggs & Co., Riggs & Co. International Ltd. (“RCIL”) and Riggs Real Estate Investment Corporation (“RREIC”).

In addition, the Company has invested in two partnerships that make venture capital investments. The Company has a 99% interest in each of these partnerships.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis and follow general practice within the banking industry.

The consolidated financial statements include the accounts of the Company and all subsidiaries. In our opinion these consolidated financial statements include all adjustments necessary to fairly present our results of operations, financial condition and cash flows. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year’s presentation. None of these reclassifications affect net income (loss) or earnings per share for the periods presented.

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates particularly susceptible to near term changes include the reserve for loan losses, venture capital investments, and deferred taxes.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks, federal funds sold and collateralized reverse repurchase agreements. Cash equivalents have original maturities of 30 days or less.

Securities
Securities are designated as trading securities, securities held to maturity or securities available for sale at the time of purchase and remain in that category until sale or maturity. Security purchases are made in accordance with a policy established by the Board of Directors.

At December 31, 2002 and 2001, all of the Company’s securities are classified as available for sale and, as such, are carried at their fair values with any unrealized gains and losses, net of taxes, reported as a separate component of other comprehensive income (loss) within shareholders’ equity. Fair values are generally obtained from quoted market values or independent sources. Short-term securities, generally those with initial maturities of three months or less, are carried at cost as cost is deemed to approximate market value.

The specific identification method is used to determine the gain or loss of any security sold.

Income on securities available for sale is recognized as earned and any purchase price premiums or discounts from par value are amortized or accreted so as to result in income recognition on a level yield basis. The Company suspends income recognition and eliminates from revenue any previously accrued income related to any security that has significant uncertainty regarding collection of principal or interest. The Company invests in investment grade securities and there were no nonperforming investments during the three year period ended December 31, 2002.

Loans
Loans are carried at the principal amount outstanding plus or minus any associated premium or discount. Loan origination fees and direct costs are deferred and the net amount is amortized as an adjustment of loan yield. Except when we discontinue the accrual of income, income is recognized as earned using methods that generally result in level rates of return on principal amounts outstanding over the estimated lives of the loans.

We evaluate each past due commercial loan (commercial and financial loans and commercial real estate loans) and discontinue the accrual of interest based on the delinquency status, an evaluation of any collateral and the financial condition of the borrower. If there is doubt as to the collection of either principal or interest, or when interest or principal is 90 days past due and the commercial loan is not well-secured and in the process of collection, it is placed into non-accrual status. A non-accrual loan may be restored to accrual status when interest and principal payments are brought current and the collection of future payments is not in doubt.

Income recognition on non-commercial loans is discontinued and the loans are generally charged off after a delinquency period of 120 days. At that point, any uncollected interest is eliminated from income.

The Company originates with the intent to sell certain residential mortgage loans. These loans are carried at the lower of cost or fair value and are sold servicing released. The amount of these loans at December 31, 2002 and 2001 was $1.2 million and $8.7 million, respectively.

Reserve for Loan Losses
The reserve for loan losses is maintained at a level that we believe adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required. Any such adjustments would impact future operating results.

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of large balance loans for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors we consider pertinent to the analysis. Impaired loans are defined as specifically reviewed loans for which it is probable that we will be unable to collect all amounts due in accordance with the loan agreement. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $500 thousand has a specific, identified loan loss reserve associated with it. Impaired loans do not include large groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience. Balances related to impaired loans are excluded when applying historical loss ratios to determine loan loss reserves.

The specific reserves for impaired loans are included in the reserve for loan losses. Impaired loans are valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. Commercial loans are charged-off when it is determined that the loan cannot be fully recovered and, as noted previously, non-commercial loans are generally charged-off or loan foreclosure proceedings begin upon becoming 120 days delinquent or at such time as permitted by law or other regulations. Recoveries of loans previously charged-off are credited to the reserve for loan losses.

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and foreign loans are subjected to substantially identical review procedures.

Premises and Equipment
Land is recorded at cost. Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Ranges of useful lives for computing depreciation and amortization are generally 25 to 35 years for premises, 5 to 20 years for leasehold improvements and 4 to 15 years for furniture and equipment. Software is generally amortized over 3 to 5 years.

Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of certain fixed assets are capitalized at the Bank’s weighted-average cost of liabilities.

Impairment of Long-Lived Assets
Long-lived assets to be held and used, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less selling costs. Goodwill and other intangible assets with indefinite lives are tested annually for impairment by comparing their fair values with their recorded amounts (see Note 20 of Notes to Consolidated Financial Statements for further discussion on goodwill and other intangibles).

Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At December 31, 2002, the Company valued its venture capital portfolio at $49.4 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

The Company does not intend to sell or liquidate the venture capital portfolio and the valuation of venture capital investments is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if we deemed it necessary to liquidate our investment within a short period of time, the actual proceeds from the sale could differ significantly from our carrying value. The recent market for the type of venture capital investments we hold has been impacted by a slowing economy, a depressed domestic equity market in which the values of publicly traded technology companies have declined drastically, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining the values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

Income Taxes and Deferred Tax Assets on Venture Capital Losses
We record a provision for income taxes based upon the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance results in an increase in income tax expense.

Unrealized losses in our venture capital operations have resulted in the establishment of $11.8 million of deferred tax assets as of December 31, 2002. Of this amount, $4.1 million was established in 2002. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $5.4 million against the deferred tax assets at December 31, 2002. Of the $5.4 million, $2.6 million was established in 2002. The Company believes that the unreserved deferred tax asset balance of $7.6 million at December 31, 2002, which includes a deferred tax asset related to realized losses of $1.1 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that we expect could produce sufficient capital gains to allow the deferred tax asset balance to be realized.

If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions make it impossible, impractical or imprudent to implement the identified alternative strategies, an additional valuation allowance, resulting in a charge against income, for that portion of the deferred tax asset which will not be utilized, will be recorded in the Other segment.

In addition, uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries resulted in the establishment of a valuation allowance of $6.4 million as of December 31, 2002.

Benefit Plans
Effective February 28, 2002, the Company froze its non-contributory defined benefit pension plan. Participants will no longer earn additional benefits under the Plan for service after February 28, 2002. Salary increases and service with the Company will not increase participants’ benefits already accrued under the Plan, although future service may allow participants to become vested in benefits earned before February 28, 2002, or to qualify for early retirement benefits under the Plan. Net periodic pension expense is actuarially determined and includes service cost and interest cost components that reflect the long term expected return on plan assets and the effect of deferring and amortizing actuarial gains and losses and the prior service costs. On an annual basis we contribute at least the minimum funding requirements to the pension plan as determined by the actuary.

We also provide health insurance benefits to retired employees and life insurance benefits to retirees who retired prior to January 1, 1998. The estimated cost of retiree health insurance benefits is accrued during the employment period and a transition asset, recognized when the current accounting treatment for postretirement benefits was adopted, is being amortized over a 20 year period.

The Company sponsors a 401(k) Plan that is available to all domestic employees who meet certain age and length of service requirements. In 2002 we began fully matching employee contributions up to a maximum of 6% of an employee’s eligible yearly earnings. Prior to 2002, we matched employee contributions for the first $100 the employee contributed and 50% thereafter up to a maximum of 6% of an employee’s eligible yearly earnings.

During 2002, the Company terminated a Supplemental Executive Retirement Plan (SERP) which it had maintained to provide supplemental income and postretirement death benefits to certain key employees. The amount of the benefit was based on the participant’s corporate title, functional responsibility and service as a key employee. Upon the later of a participant’s termination of employment or attainment of age 62, the participant would have received the vested portion of the supplemental retirement, payable for the life of the participant, but for not more than 15 years. Upon Plan termination, the actuarially determined liability for active participants with greater than one year of service prior to their retirement was transferred into the Company’s Executive Deferred Compensation Plan. Vested participants who are no longer employed by the Company have been or will be paid an amount equal to the current value of their benefit. Vested participants who were receiving benefits will continue to receive them. This supplemental plan has no assets (see Note 14 of Notes to Consolidated Financial Statements).

Stock-Based Employee Compensation Plans

At December 31, 2002, the company had five stock-based employee compensation plans, which are described more fully in Note 14 of Notes to Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for these plans is reflected in net income on the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2002, the Company awarded 370,000 shares of its common stock to certain key executives (see Note 14 of Notes to Consolidated Financial Statements). The award will vest in equal amounts through December 2006. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. For the year ended December 31, 2002, we recorded $646 thousand of expense related to this award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2002	2001	2000

Net income, as reported	$13,021	($23,377)	$21,601
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	420	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,068)	(3,040)	(2,866)

Pro forma net income	$10,373	($26,417)	$18,735

Earnings per share:
Basic-as reported	$0.46	($0.82)	$0.76

Basic-pro forma	$0.36	($0.93)	$0.66

Diluted-as reported	$0.45	($0.82)	$0.76

Diluted-pro forma	$0.36	($0.93)	$0.66

Weighted-Average Fair Value of Options Granted	$6.03	$7.21	$5.11
Weighted-Average Assumptions:
Expected Lives (Years)	9.00	9.00	9.00
Risk-Free Interest Rate	4.97%	5.32%	5.16%
Expected Volatility	38.70%	37.27%	37.37%
Expected Dividends (Annual Per Share)	$0.20	$0.20	$0.20

The fair values of the stock options outstanding are used to determine the proforma impact of the options on compensation expense. Net income and earnings per share were based on the Black-Scholes options pricing model for each grant made, using the key assumptions detailed above.

Earnings Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive. The following is a reconciliation of the weighted average common shares for basic and diluted per share calculations:

	2002	2001	2000

Basic average common shares	28,505,405	28,470,953	28,348,699
Dilutive effect of stock options	398,794	—	102,485

Dilutive average common shares	28,904,199	28,470,953	28,451,184

Stock options of 437,532 were not included in the 2001 per share calculation since inclusion would have been anti-dilutive. Options to purchase 3,762,710 number of shares were not included in the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price.

Foreign Currency Translation
The functional currency amounts of assets and liabilities of foreign entities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated using appropriate weighted-average exchange rates for the period. Functional currency to U.S. dollar translation gains and losses, net of related hedge transactions, are credited or charged directly to the accumulated other comprehensive income section of shareholders’ equity.

Foreign Exchange Income
Open foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued daily and recorded monthly; the resulting profits and losses are recorded in other noninterest income. The amount of net foreign exchange trading gains included in the accompanying Consolidated Statements of Operations is $4.7 million for 2002, $4.3 million for 2001 and $4.4 million for 2000.

Interest Rate and Foreign Currency Risk
The Company maintains a risk management policy that includes the use of derivative instruments. Use of these instruments is in accordance with a formal policy that is monitored by a committee that has delegated responsibility for the interest rate and foreign exchange risk management function. These instruments are utilized to reduce fluctuations in earnings and equity values caused by interest rate or foreign exchange fluctuations.

The derivative instruments that we use include interest rate swaps, futures contracts and options contracts that relate to the pricing of specific assets and liabilities. Interest rate swaps involve the exchange of fixed and variable interest rate payments based upon a notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Interest options represent contracts that give the owner the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period. Certain of these contracts grant the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.

We also enter into foreign exchange derivative contracts, including foreign currency forward contracts, to manage our exchange risk associated with the translation of foreign currency into U.S. dollars.

We are exposed to credit and market risk as a result of our use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owes us and, hence, a repayment risk exists. If the fair value of the derivative contract is negative, we owe the counterparty and, therefore, there is no repayment risk. We minimize repayment risk by entering into transactions with financially stable counterparties that are specified in our policy and reviewed periodically by our credit committee. We require that derivative contracts be governed by an International Swap Dealers Association Master Agreement and, depending on the nature of the agreements, bilateral collateral arrangements also may be obtained. When we have multiple derivative transactions with a counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with the same counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between us and the counterparty. We use master netting agreements with the majority of our counterparties.

Market risk is the adverse effect that a change in interest rates or comparative currency values has on the fair value of a financial instrument or expected cash flows. We manage the market risk associated with interest rate and foreign exchange hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. The Company’s Treasury segment monitors compliance with this policy.

Accounting for Derivatives
All derivatives are recorded at fair value in the Consolidated Statements of Condition within other assets or other liabilities. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in other comprehensive income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash-flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge, are either recorded in current earnings, other comprehensive income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in other comprehensive income.

When entering into hedging transactions, we document the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. This process links all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Statements of Condition or to forecasted transactions. We assess, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

We discontinue hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair values or cash flows of a hedged item, (2) the derivative matures or is sold, terminated or exercised, or (3) the derivative is de-designated as a hedge instrument.

When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the Consolidated Statements of Condition at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, we will continue to carry the derivative in the Consolidated Statements of Condition at its fair value and any gains or losses accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at fair value with changes in fair value recognized in income.

Prior to the adoption of SFAS 133 in 2001, the fair value of these derivatives was not included in our Consolidated Statements of Condition.

Treasury Stock
The Company periodically purchases shares of its own common stock in the open market. These treasury shares are recorded at cost and are accounted for as a component of shareholders’ equity. If, at a future date, the Company uses this stock, the treasury stock account will be relieved based upon the average cost of all treasury shares.

NOTE 2. RESTRUCTURING AND OTHER CHARGES

In December 2001, the Company announced plans to upgrade its domestic technology systems and realign its technology infrastructure. As a result of these plans, approximately 46 technology, operations and other domestic employee positions were eliminated during 2002. In 2001, we accrued approximately $656 thousand of severance costs related to these positions which was included in restructuring expense in the 2001 Consolidated Statement of Operations. Of this amount, $322 thousand was paid in 2002.

In 2001, we also announced plans to consolidate the operations of and de-emphasize commercial lending at RBEL and, as a result, we eliminated 32 officer, managerial, and clerical positions during 2002. Of the approximately $1.3 million of accrued severance related costs, all was paid in 2002. Additionally at RBEL, in 2001 we wrote down the carrying value of leasehold improvements by approximately $1.1 million. These charges were recorded as restructuring expense in the 2001 Consolidated Statement of Operations.

Restructuring expense in 2001 also included approximately $1.3 million of charges related to lease termination and abandonment of two domestic branch facilities.

Restructuring Costs
The Company recorded restructuring charges in 2001 in anticipation of various operational restructurings. A summary of restructuring costs is as follows (in thousands):

	January 1,	Liability		December 31,
Description	2002	Accrued	Deductions	2002

Domestic Severance Accrual	$656	$—	$322	$334
Foreign Severance Accrual	1,284	—	1,284	—
Abandonment of 2 Domestic Branch Facilities	780	—	780	—

Total	$2,720	$—	$2,386	$334

The remaining balance is comprised of severance payments which are in the process of being paid.

We recorded additional charges in the fourth quarter of 2001 that were not restructuring expenses but also significantly impacted the operating results of the Company. These charges, which were included in other noninterest expense in the 2001 Consolidated Statement of Operations, were as follows:

•	We recorded an $8.4 million write-down on a long-term, non-cancelable contract due to cost overruns that cannot be passed on to subcontractors or other parties to the contract.

The contract continues to have significant uncertainties both as to the costs to complete the contract and the development revenues resulting from the contract. In the fourth quarter of 2002, we wrote down the contract by an additional $1.0 million due to unforeseen additional system requirements. This additional impairment charge was recorded in the Banking segment and was determined through discounted probability-weighted cash flows.

•	We wrote down various assets associated with a long-term leased facility, primarily leaseholds, fair value adjustments and other deferred costs, by approximately $7.3 million. The Company renegotiated the lease and abandoned space that had been subleased. As a result, assets associated with the abandoned space were written down.

•	The Company wrote down various assets, principally capitalized technology and leasehold costs, at RCIL by approximately $10.0 million. A comparison of the projected undiscounted cash flows of this business initiative based upon current and future business volume to the carrying amount of the assets indicated there was asset impairment. Therefore, the assets were written down to their estimated fair value, which was based upon the values of alternative technology solutions. In 2002, the Company established a $1.1 million liability for the future service and maintenance costs associated with this technology that will no longer have a benefit.

•	We accrued a $500 thousand penalty to exit a domestic technology related contract. However, this accrual was reversed in the fourth quarter of 2002 as we encountered delays in the technology project described previously and, therefore, did not need to terminate this contract as anticipated.

The Company also recorded a $3.6 million charge to terminate its obligations under an existing employment contract. This amount is included in salaries and wages in the 2001 Consolidated Statement of Operations and is payable in four periodic installments. Any unpaid amount accrues interest at 7.0%.

In the fourth quarter of 2001, we established valuation reserves for approximately $5.9 million on deferred tax assets. Approximately $2.8 million of these assets are attributable to capital losses on venture capital investments and the remainder is attributable to losses at RBEL. These reserves were established since there is substantial uncertainty concerning the ultimate utilization of these assets. This charge is included in applicable income tax expense in the 2001 Consolidated Statement of Operations (see Notes 13, 15 and 17 of Notes to Consolidated Financial Statements).

NOTE 3: SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31 are as follows:

	2002				2001

		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,998	$—	$—	$4,998	$104,887	$—	$—	$104,887
Government Agencies Securities	1,268,874	4,499	9	1,273,364	952,085	2,154	680	953,559
Mortgage-Backed Securities	970,386	15,109	11	985,484	613,855	1,934	3,514	612,275
Other Securities	56,049	22	—	56,071	47,917	—	—	47,917

Total Securities Available for Sale	$2,300,307	$19,630	$20	$2,319,917	$1,718,744	$4,088	$4,194	$1,718,638

Realized gains from the sale of securities totaled $9.7 million during the year and realized losses totaled $207 thousand, compared with realized gains of $14.3 million and realized losses of $2.3 million in 2001, and realized gains of $364 thousand and realized losses of $37 thousand in 2000. At December 31, 2002, a $12.7 million unrealized gain, net of tax, was recorded in shareholders’ equity (included in accumulated other comprehensive income (loss)), compared to a $69 thousand unrealized loss, net of tax, in 2001. Unrealized gains and losses are attributable to changes in market interest rates. Securities available for sale pledged to secure deposits and other borrowings amounted to $1.69 billion at December 31, 2002, and $1.22 billion at December 31, 2001.

The “Other Securities” category consists of Federal Home Loan Bank of Atlanta stock, Federal Reserve stock, and money market mutual funds. The FHLB-Atlanta and Federal Reserve stock are valued at cost which approximates fair value.

The maturity distribution of securities available for sale at December 31 follows:

	2002				2001

		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

Within 1 year	$493,328	$8	$3	$493,333	$730,429	$1	$8	$730,422
After 1 but within 5 years	706,150	4,120	6	710,264	344,138	2,153	672	345,619
After 5 but within 10 years	109,821	371	11	110,181	7,201	60	—	7,261
After 10 years	991,008	15,131	—	1,006,139	636,976	1,874	3,514	635,336

Total Securities Available for Sale	$2,300,307	$19,630	$20	$2,319,917	$1,718,744	$4,088	$4,194	$1,718,638

This table reflects the carrying values, by contractual maturity, of securities available for sale. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Interest earned on securities available for sale for the years ended December 31 is as follows:

(IN THOUSANDS)	2002	2001	2000

U.S. Treasury Securities	$619	$8,635	$17,328
Government Agencies Securities	32,045	27,046	26,037
Mortgage-Backed Securities	36,506	30,343	32,461
Other Securities	1,875	2,606	3,272

Total Securities Available for Sale	$71,045	$68,630	$79,098

NOTE 4: LOANS AND RESERVE FOR LOAN LOSSES

The composition of the loan portfolio at year-end is as follows:

(IN THOUSANDS)	2002	2001

Commercial and Financial	$613,786	$479,285
Commercial Real Estate	559,384	494,192
Residential Mortgage	1,225,211	1,112,409
Loans Held for Sale	1,247	8,671
Home Equity	279,737	297,637
Consumer	65,437	64,888
Foreign	259,290	415,841

Total Loans	3,004,092	2,872,923
Net Deferred Loan Fees, Costs, Premiums and Discounts	3,813	(4,331)
Loans	$3,007,905	$2,868,592

In conjunction with our previously noted plan to de-emphasize commercial lending at RBEL, during 2002 we sold $138.3 million of foreign trade finance and property finance loans and commitments. In addition to these sales, significant pay-downs and maturities further decreased aggregate loan balances at RBEL resulting in the need for a negative provision.

From time to time we purchase residential mortgage loans to utilize liquidity. In 2002, we purchased $320.5 million of these loans at a premium of $5.4 million. This premium, along with a $3.1 million reduction in net deferred loan costs associated with the sale of loans at RBEL described previously, resulted in the $8.1 million change in the balance of net deferred loan fees, costs and premiums and discounts.

A summary of nonperforming and renegotiated loans, loans contractually past-due 90 days or more and potential problem loans at year-end follows:

(IN THOUSANDS)	2002	2001

Nonaccrual Loans	$548	$1,373
Renegotiated Loans	—	529
Past-Due Loans	11,045	13,315
Potential Problem Loans	5,302	436

An analysis of the changes in the reserve for loan losses follows:

(IN THOUSANDS)	2002	2001	2000

Balance, January 1	$29,540	$36,197	$41,455
Provision for Loan Losses	421	2,526	18,791
Loans Charged-Off	6,972	11,464	26,167
Less: Recoveries of Charged-Off Loans	2,252	2,485	2,623

Net Charge-Offs	4,720	8,979	23,544
Foreign Exchange Translation Adjustments	717	(204)	(505)

Balance, December 31	$25,958	$29,540	$36,197

At December 31, 2002, nonaccrual loans included one foreign loan for $461 thousand. At December 31, 2001, nonaccrual loans included $901 thousand of foreign loans and renegotiated loans included $529 thousand of foreign loans. There were no renegotiated loans at December 31, 2002. Our nonaccrual and renegotiated loans may include certain impaired loans. There were no impaired loans as of December 31, 2002. At December 31, 2001, impaired loan balances were $1.4 million, comprised entirely of two foreign loans which ceased being classified as impaired during the first quarter of 2002. The 2002 average investment in impaired loans was $309 thousand, entirely in foreign loans. For 2001, the average investments in domestic and foreign impaired loans were $9.3 million and $3.2 million, respectively.

During 2001, we sold, at par value, a $25.0 million loan previously classified as nonaccrual. As a result of this disposition and charge-offs of other previously classified assets, the nonperforming asset portfolio was reduced significantly from the prior year-end and, thus, the reserve for loans losses also was reduced. At December 31, 2001 the allocated reserve for loan losses included $617 thousand for impaired loans.

Cash payments received on impaired loans are generally applied to principal. The interest income that would have been earned in 2002, 2001 and 2000 if such loans had not been classified as impaired, was $20 thousand, $820 thousand, and $3.6 million, respectively. No interest was included in net interest income for impaired loans in either 2002 or 2001.

Geographically, our domestic loans are concentrated in the Washington, D.C. metropolitan area. Loans originated by our United Kingdom subsidiaries represent 40% of foreign loans and are predominantly to borrowers located in the United Kingdom.

At December 31, 2002, approximately $562.7 million or 19% of our loan portfolio consisted of loans secured by real estate, excluding single- family residential loans, of which approximately 99% and 1% were secured by properties located in the Washington, D.C. area and in the United Kingdom, respectively. Approximately 50% of our loan portfolio is secured by the primary residence of the borrower at December 31, 2002 compared to 49% at December 31, 2001.

NOTE 5: TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of banking business, loans are made to officers and directors of the Company and its affiliates as well as to their associates. In our opinion, these loans are underwritten at the Bank level consistent with standard banking practices and regulatory requirements and do not involve more than the normal risk of collectibility. At December 31, 2002 and 2001, loans to executive officers and directors of our company and its affiliates, including loans to their associates, totaled $140.9 million and $115.5 million, respectively. During 2002 loan additions were $167.5 million and loan repayments were $130.7 million. In addition, there was a reduction of $11.4 million due to changes in the composition of our board of directors and executive officers. In addition to the transactions set forth above, our banking subsidiaries had $1.9 million in letters of credit outstanding at December 31, 2002 to related parties compared with $1.1 million at December 31, 2001. There were no related party loans that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 2002 and 2001.

There were no repurchase agreements with related parties at December 31, 2002, although at December 31, 2001, we had a $41.5 million repurchase agreement with a related party. This customer was considered a related party because a member of the Company’s Board of Directors was a member of the customer’s Board.

In 2002, the Company, through two venture capital investment partnerships each in which it has 99% interest, paid approximately $2.6 million in management fees to entities controlled by a director of the Company. In 2001 the Company paid approximately $4.0 million to these entities. These entities reimbursed the Bank approximately $1.4 million in 2002 and $2.0 million in 2001 for rent, salaries and other services provided by the Bank to these entities while also incurring additional operating expense with non-related parties. The Company reduced its 2003 obligation to fund operating costs of these entities from $2.6 million to $750 thousand. In December 2001, the Company had reduced both its commitment to fund operating costs in 2002 and its obligation to fund venture capital investments from $200.0 million to $130.0 million. These venture capital partnerships also have an obligation to repay all management fees to the Company prior to any profits being accrued by the partnerships.

In 2001 and 2000, the Company used a corporate aircraft that is owned by two entities directly or indirectly controlled by an individual who is both a member of the Board of Directors and a significant shareholder of the Company, and paid $86 thousand and $130 thousand to the owners for its use. The aircraft owned by this related party was not substantially used by the Company in 2002. The Company, through an agency, purchased advertising time on two television stations indirectly owned by this board member and shareholder in the amount of $185 thousand and $170 thousand in 2001 and 2000, respectively. There was no such transaction in 2002. In addition, another entity indirectly controlled by this individual leases space in a company-owned facility through 2007. Lease payments received were $433 thousand, $397 thousand and $392 thousand in 2002, 2001 and 2000, respectively. We were also reimbursed by the same entity in the amounts of $81 thousand, $81 thousand and $73 thousand in these same years for use of a sports entertainment suite. In 2002 we were reimbursed $68 thousand for the use of a second sports entertainment suite.

The above transactions with related parties were reviewed by the Board of Directors.

NOTE 6: PREMISES AND EQUIPMENT

Investments in premises and equipment at year-end were as follows:

(IN THOUSANDS)	2002	2001

Premises and Land	$194,542	$189,343
Furniture and Equipment	116,895	114,901
Leasehold Improvements	41,724	41,459
Purchased and Capitalized Software	36,020	41,313
Accumulated Depreciation and Amortization	(198,497)	(189,998)

Total Premises and Equipment, Net	$190,684	$197,018

Depreciation and amortization expense amounted to $17.6 million in 2002, $18.9 million in 2001 and $18.1 million in 2000.

During 2002 we continued to streamline and consolidate our London based operations. As a result, we are attempting to sell a facility there and, because of a depressed real estate market in the City of London, we wrote down the carrying value of this building by $1.3 million in the fourth quarter of 2002. This write down to anticipated net realizable value is included in other noninterest expense in the Consolidated Statements of Operations.

At December 31, 2002, we are committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2018 as follows:

MINIMUM
(IN THOUSANDS)	LEASE PAYMENTS

2003	$8,120
2004	7,038
2005	5,510
2006	4,478
2007	3,735
2008 and thereafter	10,127

Total Minimum Lease Payments	$39,008

Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire intermittently through 2005. Minimum sublease rental income for 2003 is expected to be approximately $153 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income on these properties, consisted of the following:

(IN THOUSANDS)	2002	2001	2000

Rental Expense	$9,114	$9,439	$9,501
Sublease Rental Income	(481)	(1,007)	(666)

Net Rental Expense	$8,633	$8,432	$8,835

In the normal course of business, we also lease space in buildings we own. This rental income amounted to $2.3 million in 2002, 2001 and 2000 and it is accounted for as a credit to occupancy expense. For 2003 rental income for minimum lease commitments from buildings owned will be approximately $2.2 million, compared with $2.2 million in 2002.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2001 the Company incurred various restructuring and other charges, some of which caused write-downs of certain premises and equipment assets.

NOTE 7: TIME DEPOSITS $100 THOUSAND OR MORE

The aggregate amount of time deposits in domestic offices, each with a minimum denomination of $100 thousand, was $1.42 billion and $828.7 million at December 31, 2002 and 2001, respectively. About 89% of time deposits in foreign offices were in denominations of $100 thousand or more, compared to about 90% of time deposits in foreign offices in 2001.

Total time deposits at December 31, 2002, had the following scheduled maturities:

(IN THOUSANDS)

2003	$1,901,570
2004	37,601
2005	78,409
2006	29,282
2007	3,559
2008 and thereafter	8,133

Total	$2,058,554

NOTE 8: BORROWINGS

Short-Term Borrowings
Short-term borrowings consist of the following at December 31:

(IN THOUSANDS)	2002	2001

Federal Funds Purchased	$10,150	$5,650
Repurchase Agreements	448,948	579,056
Other Short-Term Borrowings	11,274	11,914

Total Short-Term Borrowings	$470,372	$596,620

Additional information regarding short-term borrowings is as follows:

	2002	2001	2000

Average Outstanding(1)	$451,068	$493,282	$599,741
Maximum Outstanding at any Month-End	578,463	596,620	979,271
Weighted-Average Rate Paid(1)	1.54%	3.53%	5.58%
Year-End Rate	0.63%	1.14%	5.74%

(1)	Average amounts are based on daily balances. Average rates are computed by dividing actual interest expense by average amounts outstanding.

Unused lines of credit totaled approximately $743.8 million and $1.32 billion at December 31, 2002 and 2001, respectively. Approximately $522.7 million was secured by a blanket lien agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) in 2002. In 2001 this blanket lien agreement was approximately $799.7 million. At December 31, 2002 and 2001, $145.9 million and $165.3 million was secured by commercial loans. Most of the remaining balance of unused lines of credit at December 31, 2002 and 2001 were secured.

Long-Term Debt
Long-term debt at December 31, 2002 consists of $66.5 million, 9.65% fixed rate, subordinated debentures due in 2009, and $292.0 million in FHLB advances. At December 31, 2001, long-term debt consisted solely of the $66.5 million subordinated debentures. The debentures cannot be called, and qualify as tier II capital for regulatory purposes. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%.

In December 2002, we borrowed $292.0 million from our credit line at the FHLB. These advances have maturity dates through 2007 and carry a blended interest rate of 2.83%. Of the $292.0 million, $25.0 million is callable in 2005. This debt matures as follows (in thousands except rates):

YEAR OF	TOTAL ADVANCE	WEIGHTED-
MATURITY	AMOUNTS	AVERAGE RATE

2004	$140,000	2.37%
2005	67,000	3.15
2006	60,000	3.57
2007	25,000	2.72

	$292,000	2.83%

NOTE 9: COMMITMENTS AND CONTINGENCIES

We issue primarily two types of letters of credit: commercial and stand-by. Commercial letters of credit are normally short-term instruments used to finance a commercial contract for the shipment of goods from a seller to a buyer. Commercial letters of credit are contingent upon the satisfaction of specified conditions, and, therefore, they represent a current exposure if the customer defaults on the underlying transaction.

Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate us to disburse funds to a third party if our customer fails to repay an outstanding loan or debt instrument. Performance standby letters of credit obligate us to disburse funds if our customer fails to perform a contractual obligation including obligations of a non-financial nature. Our policies generally require that all standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Commitments to extend credit and letters of credit outstanding at December 31 are as follows:

(IN THOUSANDS)	2002	2001

Commitments to extend credit	$1,039,724	$942,556
Commercial letters of credit	70,479	103,443
Stand-by letters of credit	53,540	54,963

At December 31, 2002, there is no liability recorded in the Consolidated Statement of Condition for the stand-by letters of credit.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company is also committed to fund future venture capital investments in the amounts of $15.9 million and $23.2 million at December 31, 2002 and 2001, respectively.

The Company has a contract with a vendor for management of its computer and telecommunications functions. The base expense related to this contract was $13.5 million, $13.6 million, and $13.6 million for 2002, 2001 and 2000, respectively. There are also various contractually defined incremental costs associated with this agreement and, in addition, the Company has incurred expenditures with this vendor which are not part of this contract. As described in Note 2 of Notes to Consolidated Financial Statements, the Company accrued an expense in 2001 to exit this contract which was reversed in 2002. The contract is renewable on a 30-day basis with 60 days notice.

During 2002, the Company selected a third party service provider for several of its core banking systems and capitalized approximately $4.9 million of costs paid to this party to implement this new system. These costs and any other additional capitalized costs paid to this provider to implement the system will be amortized over the term of our contractual agreement with the third party service provider. If the Company and the third party service provider fail to reach such a contractual agreement, which we believe is unlikely, the Company will seek alternate providers and the amount currently capitalized will be expensed.

The Company has change of control agreements with 15 executive officers. The maximum amount payable under these contracts is approximately $8.4 million at December 31, 2002. The Company also has employment contracts with 2 individuals. The longest of these contracts expires on March 31, 2006. At December 31, 2002, the aggregate commitment for payment under these contracts is approximately $1.5 million.

The Company has fully and unconditionally guaranteed the trust preferred securities issued by two subsidiary business trusts, as discussed in Note 11 of Notes to Consolidated Financial Statements.

In the normal course of business we are involved in various types of litigation and disputes which may lead to litigation. The Company, based upon an assessment of the facts and circumstances of actual, threatened and unasserted legal actions, and, when deemed necessary, after consultation with outside counsel, has determined that pending legal actions will not have a material impact on its financial condition or future operations. Losses involving actual, threatened and unasserted legal actions are reflected in the financial statements when it is determined a loss is probable and the amount of such loss can be reasonably estimated.

NOTE 10: REGULATORY REQUIREMENTS

The Company and its subsidiaries, including the Bank, are subject to various regulatory restrictions including:

•	The Bank must maintain non-interest earning reserves with the Federal Reserve against its deposits and Eurocurrency liabilities. At December 31, 2002 and 2001, our reserves with the Federal Reserve were $95.3 million and $43.0 million, respectively. The average of such reserves was $53.3 million in 2002 and $24.9 million in 2001.

•	There are limitations on the amount of loans or advances that the Bank can make to the Company and any non-bank subsidiaries or affiliates. In addition, such loans and advances must be secured by collateral. At December 31, 2002, the Bank had total equity capital of $453.0 million, of which $132.6 million is retained earnings. $8.5 million of the retained earnings can be paid as a dividend to the Company.

•	Regulations impose limitations on dividends that the Bank can pay to the holding Company. Generally, such dividends are limited to the earnings of the Bank for the current and prior two years less any dividend payments during the same period. However, dividends payable by the Bank and its subsidiaries are further limited by requirements for the maintenance of adequate capital. This limitation on dividends that the Bank can pay to the holding Company could adversely impact the holding company’s cash flow and its ability to pay future debt payments and dividends. Since regulatory authorities maintain that a holding company should be a source of financial strength for its subsidiary bank, dividends paid by the Bank to the Company may be restricted if the regulators conclude that the Company’s operating expenses and debt servicing requirements place the Bank’s capital position at risk.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) for total and tier I capital to risk-weighted assets, and of tier I capital to average assets. Management believes that, as of December 31, 2002, the Company and the Bank exceed all applicable capital adequacy requirements.

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain total risk-based, tier I risk-based, and tier I leverages ratios as set forth in the table below. There are no conditions or events since that notification that management believes has changed the institutions’ categories.

			MINIMUM		TO BE WELL
			REQUIREMENTS		CAPITALIZED UNDER
			FOR CAPITAL		PROMPT CORRECTIVE
(Dollar Amounts In Millions)	ACTUAL		ADEQUACY PURPOSES		ACTION PROVISIONS

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

AS OF DECEMBER 31, 2002
Total Capital (to Risk-Weighted Assets):
Consolidated	$710	20.25%	$280	8.00%	$350	10.00%
Riggs Bank	462	13.52	273	8.00	342	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	495	14.13	140	4.00	210	6.00
Riggs Bank	436	12.76	137	4.00	205	6.00
Tier I Leverage (to Average Assets):
Consolidated	495	7.85	252	4.00	315	5.00
Riggs Bank	436	7.17	243	4.00	304	5.00
AS OF DECEMBER 31, 2001
Total Capital (to Risk-Weighted Assets):
Consolidated	$802	24.34%	$264	8.00%	$329	10.00%
Riggs Bank	472	15.01	251	8.00	314	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	477	14.47	132	4.00	198	6.00
Riggs Bank	442	14.07	126	4.00	188	6.00
Tier I Leverage (to Average Assets):
Consolidated	477	8.15	234	4.00	292	5.00
Riggs Bank	442	8.03	220	4.00	275	5.00

NOTE 11: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
DEFERRABLE INTEREST DEBENTURES

The Company owns two business trusts, Riggs Capital and Riggs Capital II, each of which had issued preferred securities prior to 2002. The trusts had used the proceeds from the issuance of the preferred securities to purchase Company subordinated debentures with comparable interest and repayment terms as the preferred securities. The following summarizes the terms of the trust preferred securities:

	Series A	Series C	Total

Amount Originally Issued	$150.0 million	$200.0 million	$350.0 million
Rate	8.625%	8.875%	8.768%
Liquidation Preference	$1,000/share	$1,000/share
Earliest Redemption	12/31/06	3/15/07
Maturity	12/31/26	3/15/27
Dividends	semi-annual	semi-annual

During 2002 the Company repurchased for cash $101.4 million of these trust preferred securities which had a blended coupon rate of 8.73%. These repurchases were at a discount and resulted in a direct after-tax increase to shareholders’ equity of $7.4 million. As a result of these repurchases, the amounts outstanding at December 31, 2002 are as follows:

	Series A	Series C	Total

Amount Outstanding	$91.6 million	$157.0 million	$248.6 million
Rate	8.625%	8.875%	8.783%

The Company owns 100% of the common, voting shares of Riggs Capital and Riggs Capital II and has fully and unconditionally guaranteed the trust preferred securities issued by them.

Dividends on each trust preferred security issue are cumulative and deferrable for a period not to exceed five years. Dividends on trust preferred securities are reflected in the Consolidated Statements of Operations in minority interest in income of subsidiaries, net of taxes. The trust preferred securities, with certain limitations, qualify for tier I capital.

NOTE 12: DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each major class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments
For short-term investments that reprice or mature within 90 days, the carrying amounts are a reasonable estimate of fair value.

Securities
Fair values are generally based on quoted market prices or other independent sources. Federal Reserve and FHLB-Atlanta stock are included at carrying value which approximates fair value.

Venture Capital Investments
Fair values are based on quoted market prices when available. If a quoted market price is not available, information and techniques that estimate the fair value are utilized as described in Note 1 of Notes to Consolidated Financial Statements. The Company has commitments to fund future venture capital investments of $15.9 million and $23.2 million at December 31, 2002 and 2001, respectively. We do not assign a fair value to these commitments.

Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, we believe the carrying amounts are a reasonable estimate of fair value. Criticized loans that are predominantly collateral-dependent are valued at carrying values, net of related reserves.

Deposit Liabilities
The fair values of demand deposit, savings and NOW accounts and money market deposit accounts are the amounts payable at the reporting date.

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

Long-Term Debt
For our long-term debt, fair values are based on dealer quotes. For FHLB advances, fair values are based on market prices obtained from a national quotation system.

Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures
The fair value of these securities are assumed to equal their carrying values because the market for these securities is illiquid.

Derivative Instruments
Financial derivatives, including foreign exchange contracts and interest rates swaps, are carried at fair value, determined by reference to independent sources.

Commitments to Extend Credit and Other Off-Balance Sheet Financial Instruments
The fair values of loan commitment and letters of credit, both standby and commercial, are assumed to equal their carrying values, which are immaterial. Extensions of credit under these commitments, if exercised, would result in loans priced at market terms.

Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, our ability to actually realize these derived values cannot be assured. Reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates that must be made. In addition, the estimated fair values exclude non-financial assets, such as premises and equipment, and certain intangibles. Thus, the aggregate fair values presented do not represent the value of the Company.

Accrued Interest Receivable and Accrued Interest Payable
The carrying value of accrued interest receivable and accrued interest payable is deemed to approximate fair value.

Estimated Fair Values of Financial Instruments
The estimated fair values of our financial instruments are as follows:

	DECEMBER 31, 2002		DECEMBER 31, 2001

	CARRYING	FAIR	CARRYING	FAIR
(IN THOUSANDS)	AMOUNT	VALUE	AMOUNT	VALUE

Financial Assets:
Cash and Due from Banks	$244,703	$244,703	$179,743	$179,743
Federal Funds Sold and Reverse Repurchase Agreements	610,000	610,000	629,000	629,000
Time Deposits with Other Banks	203,267	203,267	289,464	289,464
Securities Available for Sale	2,319,917	2,319,917	1,718,638	1,718,638
Venture Capital Investments	49,419	49,419	56,320	56,320
Total Net Loans	2,981,947	3,092,333	2,839,052	2,923,760
Accrued Interest Receivable	23,026	23,026	23,231	23,231

Financial Liabilities:
Deposits	5,238,997	5,244,858	4,522,283	4,525,833
Short-Term Borrowings	470,372	470,372	596,620	596,620
Long-Term Debt	358,525	363,078	66,525	64,516
Guaranteed Preferred Beneficial Interests in Junior
Subordinated Deferrable Interest Debentures	248,584	248,584	350,000	350,000
Accrued Interest Payable	3,281	3,281	4,799	4,799

Derivative Instruments	$(2,867)	$(2,867)	$(5,038)	$(5,038)
Off-Balance Sheet Commitments:
Commitments to Extend Credit	—	—	—	—
Letters of Credit	—	—	—	—
Venture Capital Commitments	—	—	—	—

NOTE 13: INCOME TAXES

Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized for tax loss and tax credit carry forwards, to the extent that realization of such assets is more likely than not.

Income before taxes and minority interest relating to the operations of domestic offices and foreign offices are as follows:

(IN THOUSANDS)	2002	2001	2000

Domestic Offices	$43,335	$15,026	$71,419
Foreign Offices	2,068	(7,468)	(5,177)

Total	$45,403	$7,558	$66,242

Components of income tax provision (benefit) are as follows:

	2002	2001	2000

Current Provision (Benefit):
Federal	$16,144	$(2,093)	$4,459
State	114	297	577
Foreign	70	—	—

Total Current Provision (Benefit):	16,328	(1,796)	5,036
Deferred Provision (Benefit):
Federal	(857)	13,784	19,303
State	—	(913)	714
Foreign	—	—	—

Total Deferred Provision	(857)	12,871	20,017

Provision for Income Tax Expense	$15,471	$11,075	$25,053

The income tax benefit recorded in equity reflecting the deduction triggered by employee stock option exercises was $15 thousand, $151 thousand and $74 thousand for 2002, 2001 and 2000, respectively.

At December 31, 2002, and 2001, we maintained a valuation allowance of approximately $6.4 million and $8.5 million respectively, as a result of uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries. In addition, we maintain valuation reserves of approximately $5.4 million and $2.8 million during 2002 and 2001, respectively, attributable to capital losses on venture capital investments. The Company has concluded that it is more likely than not that the remaining deferred tax assets which are attributable to losses from venture capital operations will be realized through capital gains generated by its venture capital operations or through capital gains generated elsewhere within the Company. We also established a valuation reserve of approximately $230 thousand during 2002 attributable to write-downs on other capital assets. The Company has concluded that it is more likely than not that the deferred tax asset attributable to this asset write-down will be realized through capital gains generated elsewhere within the Company or through other tax planning strategies.

Income taxes related to minority interest were $9.1 million, $10.7 million and $10.5 million in 2002, 2001 and 2000, respectively.

Reconciliation of Statutory Tax Rates to Effective Tax Rates:

(IN THOUSANDS, EXCEPT PERCENTAGES)	2002	2001	2000

Income Tax Computed at Federal Statutory Rate of 35%	$15,891	$2,645	$23,185
Add (Deduct):
State Tax, Net of Federal Tax Benefit	74	(400)	839
Tax-Exempt Loan Interest	(2,477)	(1,760)	(2,950)
Increase of Valuation Allowance	726	9,334	1,121
Other, Net	1,257	1,256	2,858

Provision for Income Tax Expense	15,471	11,075	25,053

Effective Tax Rate	34.1%	146.5%	37.8%

The net deferred tax liability is included in other liabilities in the Consolidated Statements of Condition. We believe that it is more likely than not that deferred tax assets will be realized, except in cases when valuation allowances have been established against these assets. The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 2002, and 2001 are detailed in the table below:

Sources of Temporary Differences Resulting in Deferred Tax Liabilities (Assets):

(IN THOUSANDS)	2002	2001

Excess Tax Over Book Depreciation-Domestic	$2,010	$8,070
Pension Plan and Post-Retirement	16,648	11,632
Discount Accretion, Net of Securities Gains	341	329
Capitalized Costs	1,553	(1,192)
Subsidiary Dividend Deferral	14,135	28,621
Unrealized Securities Gains and Losses	6,864	(37)
Other, Net-Domestic	163	3,219
Other, Net-Foreign	181	213

Total Deferred Tax Liabilities	41,895	50,855

Unrealized Venture Capital Losses	(11,833)	(7,705)
Excess Tax Over Book Depreciation-Foreign	(1,138)	(1,704)
Allowance for Loan Losses-Domestic	(8,038)	(7,686)
Allowance for Loan Losses-Foreign	(911)	(2,164)
Accrual to Cash Basis Conversion	(2,043)	(6,933)
Tax Credit Carryforward	(1,706)	(325)
Net Operating Loss Carryforward-Domestic	(7,003)	—
Net Operating Loss Carryforward-Foreign	(4,308)	(4,413)
Unrealized Hedging Gains and Losses-Domestic	(1,673)	(1,201)
Unrealized Hedging Gains and Losses-Foreign	(7)	—
Other, Net-Domestic	(1,214)	(2,279)
Other, Net-Foreign	(257)	(481)

Total Deferred Tax Assets	(40,131)	(34,891)
Valuation Allowances (Foreign and Domestic)	12,065	11,339

Net Deferred Tax Liability	$13,829	$27,303

NOTE 14: BENEFIT PLANS

Pension Plans
Riggs National Corporation

Effective February 28, 2002, the Company froze its non-contributory defined benefit pension plan. Participants will no longer earn additional benefits under the Plan for service after February 28, 2002. Salary increases and service with the Company will not increase participants’ benefits already accrued under the Plan, although future service may allow participants to become vested in benefits earned before February 28, 2002 or to qualify for early retirement benefits under the Plan. Net periodic pension expense is actuarially determined and includes service cost and interest cost components that reflect the long term expected return on plan assets and the effect of deferring and amortizing actuarial gains and losses and the prior service costs.

Our funding policy is to contribute an amount at least equal to the minimum required contribution under the Employee Retirement Income Security Act.

The assets of our pension plan consist of an Immediate Participation Guarantee contract with a life insurance company and funds held in trust by our Company. The monies held in trust are invested primarily in fixed-income and equity pooled funds. Over the past two pension plan years, approximately 14% to 19% of plan assets were invested in the Riggs Funds, mutual funds, which are an affiliate of the Company.

Riggs Bank Europe Ltd.

Prior to October 1, 1998, RBEL operated a defined benefit pension plan. Effective October 1, 1998, future service benefits are being provided on a defined contribution basis. The majority of active members and a number of deferred eligible retirees opted to convert their past service rights to the defined contribution plan elective under the plan. The assets of the plan are held separately from the Bank in trust-administered funds.

As a result of the settlement of the liabilities for those retirees who elected to convert their past service rights to the new defined contribution plan, we recognized a gain of $3.6 million in 1998. Any unamortized gains, together with any future gains or losses, are being amortized over a period of 12 years. No further pension benefits accrue under the prior plan effective October 1, 1998.

Health and Insurance Benefits
We and our subsidiaries provide certain health care and life insurance benefits for retired employees. Three benefit plans are provided: medical and hospitalization insurance, dental insurance and life insurance. As of January 1, 1998, we no longer provide life insurance benefits for persons retiring on or after January 1, 1998. Substantially all active employees may become eligible for medical and dental insurance benefits if they reach normal retirement age with five or more years of service or if they retire at or after age 55 with at least 10 years of service.

Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. We recognize the cost of providing those benefits by expensing the annual insurance premiums, which were $5.2 million in 2002, $4.8 million in 2001, and $4.9 million in 2000.

We account for postretirement benefits under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” SFAS 106 requires accrual of the expected cost of benefits during the years that the employee renders the necessary service. Adoption of SFAS 106 in 1993 resulted in an accumulated transition obligation of $13.0 million, which we elected to recognize over a 20-year period. We incurred $4.2 million in 2002 for postretirement health and life insurance expenses, which included $357 thousand relating to the amortization of the transition obligation. This compares to $2.0 million in health and life insurance expenses for 2001 and $1.5 million for 2000, with transition obligation amortization of $357 thousand in each of those years.

CHANGE IN PENSION BENEFIT OBLIGATION

(IN THOUSANDS)	RIGGS NATIONAL CORPORATION		RBEL

	2002	2001	2002	2001

Benefit Obligation at Beginning of Year	$96,929	$81,778	$4,793	$5,361
Service Cost	388	1,433	—	—
Interest Cost	6,398	5,886	272	298
Actuarial Loss (Gain)	9,991	15,056	916	(725)
Benefits and Expenses Paid	(7,078)	(7,224)	(465)	—
Curtailment	(6,387)	—	—	—
Other(1)	—	—	497	(141)

Benefit Obligation at End of Year	$100,241	$96,929	$6,013	$4,793

(1)	Represents Foreign Exchange Translation Adjustments

CHANGE IN PLAN ASSETS

(IN THOUSANDS)	RIGGS NATIONAL CORPORATION		RBEL

	2002	2001	2002	2001

Fair Value of Plan Assets at Beginning of Year	$94,695	$82,045	$5,441	$6,889
Actual Return on Plan Assets	(6,925)	(2,876)	(1,051)	(605)
Employer Contributions	21,000	22,750	—	—
Plan Participants’ Contribution	—	—	(66)	(650)
Benefits and Expenses Paid	(7,078)	(7,224)	(465)	—
Other(1)	—	—	468	(193)

Fair Value of Plan Assets at End of Year	$101,692	$94,695	$4,327	$5,441

Funded Status	$1,451	$(2,234)	$(1,686)	$648
Unrecognized Net Actuarial Loss (Gain)	57,083	42,582	2,449	80
Unrecognized Prior Service Cost	(244)	(382)	—	—

Prepaid Pension Cost	$58,290	$39,966	$763	$728

(1)	Represents Foreign Exchange Translation Adjustments

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,

	RIGGS NATIONAL CORPORATION				RBEL

	2002	2001	2000	2002	2001	2000

Discount Rate	6.50%	7.25%	7.50%	5.50%	5.75%	5.75%
Expected Return on Plan Assets	8.00%	8.00%	8.00%	5.50%	5.75%	5.75%
Rate of Compensation Increase	N/A	5.25%	5.00%	N/A	N/A	N/A

COMPONENTS OF NET PERIODIC PENSION COST

(IN THOUSANDS)
Service Cost	$388	$1,433	$998	$507	$549	$533
Interest Cost	6,398	5,886	5,563	272	298	288
Expected Return on Plan Assets	(7,595)	(6,300)	(6,510)	(308)	(364)	(391)
Amortization of Prior Service Cost	(137)	(112)	(112)	—	101	—
Recognized Net Actuarial Loss (Gain)	3,622	1,405	—	9	(85)	(86)
Other(1)	—	—	—	102	5	22

Net Periodic (Benefit) Cost	$2,676	$2,312	$(61)	$582	$504	$366

(1)	Represents Foreign Exchange Translation Adjustments

The funded status of the postretirement projected benefit obligation is as follows:

(IN THOUSANDS)	RIGGS NATIONAL CORPORATION

	2002	2001

Benefit Obligation at Beginning of Year	$20,282	$14,818
Service Cost	861	437
Interest Cost	1,725	1,141
Actuarial Loss	6,297	5,102
Benefits Paid	(1,060)	(1,216)

Benefit Obligation at End of Year	$28,105	$20,282

Unrecognized Net Actuarial Loss	$(14,036)	$(8,911)
Unrecognized Transition Obligation	(3,567)	(3,924)

Accrued Postretirement Benefit Cost	$10,502	$7,447

The net periodic costs for postretirement health and life insurance benefits are as follows:

(IN THOUSANDS)	RIGGS NATIONAL CORPORATION

	2002	2001	2000

Service Cost	$861	$437	$343
Interest Cost	1,725	1,141	1,021
Amortization of Transition Amount	357	357	357
Amortization of Prior Service Costs	—	(348)	(348)
Recognized Net Actuarial Loss (Gain)	1,173	427	168

Net Periodic Cost	$4,116	$2,014	$1,541

The assumed health care cost trend rate averaged 12.0% for 2002, gradually decreasing to 5.0% by the year 2009 and remaining constant thereafter. An average rate of 9.5% was used in 2001. A discount rate of 6.5% was used at December 31, 2002 and a rate of 7.25% was used at December 31, 2001 to determine the projected postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the net periodic postretirement benefit cost for 2002 by $409 thousand and increase the accumulated postretirement benefit obligation at December 31, 2002, by $4.0 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the net periodic postretirement benefit cost for 2002 by $337 thousand and decrease the accumulated postretirement benefit obligation at December 31, 2002, by $3.4 million.

Stock Option Plans
The Board of Directors and shareholders of the Company approved stock option plans in 1993, 1994, and 1996 under which options to purchase shares of common stock were granted to key employees. The exercise price could not be less than the fair market value of the common stock at the date of grant. For options under these plans, the vesting periods have ranged from zero to three years. All stock options have a life of 10 years. The total number of shares of common stock reserved for issuance upon exercise of options granted were 1,250,000, 1,250,000, and 9,000,000 for the 1993, 1994, and 1996 Plans, respectively. In 2002, the Board of Directors terminated these plans. The Board and shareholders of the Company then approved a new 2002 Long-Term Incentive Plan. As options under the 1993, 1994 and 1996 plans are terminated, a corresponding amount is added to the total number of shares of common stock reserved for issuance upon exercise of options granted under the new 2002 Plan.

A summary of the stock option activity under the 1993, 1994, 1996 and 2002 Plans follows:

		WEIGHTED-
	STOCK	AVERAGE
	OPTIONS	EXERCISE PRICE

Outstanding at December 31, 1999	6,214,818	$19.29
Granted	402,550	13.17
Exercised	83,000	10.57
Terminated	279,414	20.14

Outstanding at December 31, 2000	6,254,954	$18.97
Granted	1,315,625	15.36
Exercised	84,218	10.38
Terminated	1,464,188	29.00

Outstanding at December 31, 2001	6,022,173	$15.86
Granted	1,582,202	13.19
Exercised	16,319	12.20
Terminated	202,896	17.52

Outstanding at December 31, 2002	7,385,160	$15.25

Prior to 2002, members of the Board of Directors of the Company were eligible to participate in the 1997 Non-employee Directors Stock Option Plan (“the 1997 Plan”). Under the 1997 Plan, options to purchase up to 600,000 shares of common stock could be granted to non-employee directors of the Company or a subsidiary. The exercise price could not be less than the fair market value of the common stock at the date of grant, with vesting occurring at the date of grant. This 1997 Plan also was terminated by the Board of Directors in 2002. Non-employee directors are now part of the 2002 Plan.

A summary of the stock option activity under the 1997 Plan follows:

		WEIGHTED-
	STOCK	AVERAGE
	OPTIONS	EXERCISE PRICE

Outstanding at December 31, 1999	322,500	$19.98
Granted	57,500	13.51
Exercised	—	—
Terminated	5,000	17.56

Outstanding at December 31, 2000	375,000	$19.02
Granted	40,000	17.00
Exercised	7,500	13.13
Terminated	—	—

Outstanding at December 31, 2001	407,500	$18.98
Granted	—	—
Exercised	—	—
Terminated	32,500	19.63

Outstanding at December 31, 2002	375,000	$18.87

At December 31, 2002, additional weighted-average details for all stock options outstanding follow:

				VESTED OPTIONS

		WEIGHTED-AVERAGE
RANGE OF	STOCK OPTIONS	REMAINING	WEIGHTED-	STOCK OPTIONS	WEIGHTED-
EXERCISE	OUTSTANDING	CONTRACTUAL	AVERAGE	OUTSTANDING	AVERAGE
PRICE	AT DECEMBER 31, 2002	LIFE (YEARS)	EXERCISE PRICE	AT DECEMBER 31, 2002	EXERCISE PRICE

$9.00 TO $12.38	2,161,050	1.8	$11.44	2,157,750	$11.44
$12.39 TO $17.56	3,173,696	3.6	14.15	1,693,423	14.47
$17.57 TO $21.00	2,207,414	4.8	19.85	2,207,414	19.85
$21.01 TO $25.88	35,000	4.1	25.88	35,000	25.88
$25.89 TO $30.38	183,000	4.5	29.19	183,000	29.19

Total	7,760,160	3.45	$15.42	6,276,587	$15.81

In July 2002, the Company awarded 370,000 of its common shares to certain key executives under the terms of a plan approved by shareholders in April 2002. This award will vest in equal annual amounts through December 2006. For the year ended 2002, we recorded $646 thousand of expense related to this award which is recorded in salaries and benefits in the Consolidated Statements of Operations. We anticipate recording approximately $1.3 million of expense in each of the next four calendar years. To obtain this award, however, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

Also in July 2002, the Company approved for award up to 161,909 shares of its common stock to certain key executives which would have been earned if the Company had achieved defined financial performance goals in 2002. Since the Company did not achieve these goals, the shares were not awarded and no expense recorded. The Board may, however, choose to grant similar awards at a future date.

Other Benefit Plans
During 2002, the Company terminated the Supplemental Executive Retirement Plan that provided supplemental retirement income and preretirement death benefits to certain key employees. The amount of benefits was based on the participant’s corporate title, functional responsibility and service as a key employee. Upon the later of a participant’s termination of employment or attainment of age 62, the participant would have received the vested portion of the supplemental retirement benefit, payable for the life of the participant, but for no more than 15 years. Upon Plan termination, the current liability for active participants with greater than one year of service prior to their retirement was transferred into our Executive Deferred Compensation Plan. Vested participants who are no longer employed by the Company have been or will be paid an amount equal to the current value of their benefit. Vested participants who were receiving benefits will continue to receive them. At December 31, 2002, we had a $1.1 million pension benefit obligation for this supplemental plan, compared with $2.7 million at year-end 2001. Accrued pension costs were $1.1 million at year-end 2002 and $3.1 million at year-end 2001. This supplemental plan has no assets and incurred $306 thousand in net periodic costs in 2002, compared with $298 thousand and $326 thousand for 2001 and 2000, respectively.

We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code, that is available to all domestic employees who meet certain age and length of service requirements (the 401(k) Plan). In 2002 we began match funding employee contributions 100% up to a maximum of 6% of an employee’s eligible yearly earnings. Prior to 2002, we match funded employee contributions 100% on the first $100 the employee contributed and 50% thereafter up to a maximum of 6% of an employee’s eligible yearly earnings. In addition, the Board of Directors may elect to make discretionary contributions to the 401(k) Plan. An expense of $3.2 million in 2002 related to the Company’s match of employee’s 401(k) Plan contributions is included in pension and other employee benefits in the noninterest expense section of the Consolidated Statements of Operations. The comparable expense in 2001 and 2000 was $1.1 million and $1.2 million, respectively.

We have an Executive Deferred Compensation Plan to allow non-employee directors to defer directors’ fees. Under the plan, non-employee directors may elect to defer fees and have the deferred amounts treated as having been invested in cash, shares of our common stock, or a combination of cash and stock.

NOTE 15: FOREIGN ACTIVITIES

Foreign activities are those conducted with customers domiciled outside of the United States, regardless of the location of the banking office utilized by these customers. Because foreign activity is integrated within the Company, it is not possible to definitively classify the customers’ activities as entirely domestic or foreign. The following Foreign Consolidated Statements of Condition reflect the portion of the Company’s Consolidated Statements of Condition derived from transactions with foreign-domiciled customers.

FOREIGN CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31,

(IN THOUSANDS)	2002	2001	2000

Assets
Deposits with Banks in Foreign Countries:
Interest-Bearing	$185,167	$207,914	$279,601
Other	7,808	13,618	7,734

Total Deposits with Banks in Foreign Countries	192,975	221,532	287,335
Loans to Foreign Customers:
Governments and Official Institutions	108,015	93,525	69,119
Banks and Financial Institutions	30	1,531	1,717
Commercial and Industrial and Commercial Property	72,124	277,024	321,850
Other	41,954	36,717	37,086

Total Loans, Net of Unearned Discount	222,123	408,797	429,772
Less: Reserve for Loan Losses	4,930	11,651	9,449

Total Net Loans	217,193	397,146	420,323
Pool Funds Provided, Net(1)	569,189	503,851	388,189
Other Assets	45,882	59,100	62,716

Total Assets	$1,025,239	$1,181,629	$1,158,563

Liabilities
Foreign Deposits:
Banks in Foreign Countries	$16,613	$29,521	$82,077
Governments and Official Institutions	208,249	388,684	425,227
Other	544,677	545,920	403,429

Total Deposits(2)	769,539	964,125	910,733
Short-Term Borrowings	123,118	123,293	123,140
Other Liabilities	132,582	94,211	124,690

Total Liabilities	$1,025,239	$1,181,629	$1,158,563

Supplemental Data on Foreign Deposits:
Demand	$146,088	$174,556	$131,551
Savings, NOW and Money Market	239,106	304,319	212,435
Time(3)	384,345	485,250	566,747

Total Foreign Deposits	$769,539	$964,125	$910,733

(1)	Pool Funds Provided, Net are amounts contributed by foreign activities to fund domestic activities.

(2)	Foreign deposits in domestic offices totaled $526.9 million, $587.8 million and $434.3 million at December 31, 2002, 2001 and 2000, respectively.

(3)	A majority of time deposits are in amounts of $100 thousand or more.

The following table reflects changes in the reserve for loan losses on loans to foreign-domiciled customers. Allocations of the provision for loan losses are based upon actual charge-off experience and the risk inherent in the foreign loan portfolio.

FOREIGN RESERVE FOR LOAN LOSSES

(IN THOUSANDS)	2002	2001	2000

Balance, January 1	$11,651	$9,449	$8,732
Provision for Loan losses	(4,182)	5,943	14,742
Loans Charged-Off	4,094	4,913	14,146
Less: Recoveries on Charged-Off Loans	838	1,376	626

Net Charge-Offs	3,256	3,537	13,520
Foreign Exchange Translation Adjustments	717	(204)	(505)

Balance, December 31	$4,930	$11,651	$9,449

The reversal in the foreign portfolio was taken as those reserves were no longer necessary since foreign nonperforming assets decreased by $2.0 million, or 77%, from the prior year end, aggregate loan balances decreased due to significant pay-downs and maturities, and we sold $138.3 million in commercial loans and commitments at our London operations.

The following table reflects foreign assets by geographical location for the last three years and selected categories of the Consolidated Statements of Operations. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank’s home country are considered as loans to, or deposits with, the foreign bank. To measure profitability of foreign activity, we have established a funds pricing system for units that are net users or providers of funds. When identifiable, noninterest income and expense are reflected in specific regions and the remainder is allocated based on earning assets identified in each geographical area.

GEOGRAPHICAL PERFORMANCE

					INCOME BEFORE
					TAXES AND
		TOTAL ASSETS	TOTAL	TOTAL	MINORITY	NET
(IN THOUSANDS)		DECEMBER 31,	REVENUE	EXPENSES	INTEREST	INCOME

Middle East and Africa	2002	$136,206	$5,463	$3,633	$1,830	$1,094
	2001	129,563	9,576	7,172	2,404	1,563
	2000	83,456	8,450	6,940	1,510	939

Europe	2002	$245,950	$20,487	$35,911	$(15,424)	$(9,219)
	2001	405,726	40,220	71,157	(30,937)	(32,705)
	2000	504,318	52,092	76,306	(24,214)	(15,057)

Asia/Pacific	2002	$7,885	$322	$214	$108	$65
	2001	10,284	754	566	188	123
	2000	8,532	771	633	138	86

South and Central America	2002	$24,476	$919	$1,161	$(242)	$(145)
	2001	15,416	1,228	976	252	164
	2000	14,302	1,526	1,301	225	140

Caribbean	2002	$18,871	$1,945	$1,822	$123	$73
	2001	115,828	13,607	10,816	2,791	1,814
	2000	158,576	17,941	15,300	2,641	1,642

Other	2002	$22,662	$937	$623	$314	$188
	2001	961	142	106	36	23
	2000	1,190	145	120	25	16

Total Foreign	2002	$456,050	$30,073	$43,364	$(13,291)	$(7,944)
	2001	677,778	65,527	90,793	(25,266)	(29,018)
	2000	770,374	80,925	100,600	(19,675)	(12,234)

Percentage of Foreign to Consolidated	2002	7%	9%	13%	N/A	N/A
	2001	11	17	24	N/A	124%
	2000	14	17	25	N/A	N/A

Notes to Table

1)	Foreign assets at December 31, 2002, 2001 and 2000, exclude net pool funds contributed by foreign activities to fund domestic activities.

2)	N/A-Due to losses posted by foreign business segments, percentage of income before taxes, minority interest and percentage of net income are not applicable.

3)	Total expenses for Europe in 2001 includes $12.4 million of restructuring and other charges. See Note 2 of Notes to Consolidated Financial Statements.

4)	Total assets for Middle East and Africa include $19.9 million and $21.6 million of overdrawn account balances for 2002 and 2001, respectively, approved under a guidance line of credit, to a single country.

NOTE 16: PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2002	2001	2000

Revenues
Earnings (Losses) from Subsidiaries(1)	$30,690	$(17,211)	$38,903
Interest on Time Deposit Placements	1,117	5,098	9,977
Interest on Reverse Repurchase Agreements	44	118	216
Interest and Dividends on Securities Available for Sale	1,514	3,824	5,415
Other Operating Income	2,572	14,804	1,105

Total Revenues	35,937	6,633	55,616
Operating Expenses
Interest Expense	33,610	38,107	38,107
Other Operating Expenses	3,575	5,159	3,909

Total Operating Expenses	37,185	43,266	42,016

Income (Loss) before Taxes	(1,248)	(36,633)	13,600
Applicable Income Tax Benefit(2)	(14,269)	(13,256)	(8,001)

Net Income (Loss)	$13,021	$(23,377)	$21,601

(1)	For the purpose of parent corporation only financial activity, “Earnings from Subsidiaries” are included in the revenues of the parent corporation.

(2)	Applicable income taxes are provided for based on parent corporation income only, and do not reflect the tax expense or benefit of the subsidiaries’ operations.

STATEMENTS OF CONDITION
DECEMBER 31,

(IN THOUSANDS)	2002	2001

Assets
Cash	$853	$866
Time Deposits with Other Banks	45,000	94,000
Intercompany Reverse Repurchase Agreements	6,200	10,900
Securities Available for Sale	81,952	99,978
Loans	12,500	12,500
Investment in Subsidiaries	518,196	528,942
Other Assets	54,893	46,968

Total Assets	$719,594	$794,154

Liabilities
Other Liabilities	$4,436	$5,998
Long-Term Debt:
Subordinated Debentures due 2009	66,525	66,525
Junior Subordinated Deferrable Interest Debentures, Series A, due 2026	96,174	154,640
Junior Subordinated Deferrable Interest Debentures, Series C, due 2027	163,218	206,168

Total Long-Term Debt	325,917	427,333

Total Liabilities	330,353	433,331

Shareholders’ Equity	389,241	360,823

Total Liabilities and Shareholders’ Equity	$719,594	$794,154

PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2002	2001	2000

Cash Flows from Operating Activities:
Net Income (Loss)	$13,021	$(23,377)	$21,601
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation Expense and Amortization	(1,485)	(2,297)	(24)
Increase in Other Assets, excluding Premises & Equipment	(13,728)	(32)	(16,189)
Overdistributed (Undistributed) Earnings of Subsidiaries	23,328	17,211	(3,903)
Increase (Decrease) in Other Liabilities	(1,563)	3,519	1,384
Gain on Securities Sales	—	(11,308)	—

Total Adjustments	6,552	7,093	(18,732)

Net Cash Provided by (Used in ) Operating Activities	19,573	(16,284)	2,869

Cash Flows from Investing Activities:
Purchase of Securities Available for Sale	(1,318,461)	(1,808,280)	—
Proceeds from Sales of Securities Available for Sale	—	21,900	—
Proceeds from Maturities of Securities for Sale	1,338,000	1,800,000	—
Net Increase in Loans	—	—	(12,500)
Net Decrease (Increase) in Premises & Equipment	2	24	(156)
Net Decrease (Increase) in Investments in Subsidiaries	508	(16,408)	(41,737)

Net Cash Used in Investing Activities	20,049	(2,764)	(54,393)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Long-Term Debt	(87,837)	—	—
Net Proceeds from Issuance of Common Stock	215	1,154	982
Dividend Payments	(5,701)	(5,694)	(5,667)
Repurchase of Common Stock	(12)	—	—

Net Cash Used in Financing Activities	(93,335)	(4,540)	(4,685)

Effect of Exchange Rate Change	—	—	23

Net Decrease in Cash and Cash Equivalents	(53,713)	(23,588)	(56,186)
Cash and Cash Equivalents at Beginning of Year	105,766	129,354	185,540

Cash and Cash Equivalents at End of Year	$52,053	$105,766	$129,354
Supplemental Disclosures:
Interest Paid	$33,558	$38,055	$38,055
Income Tax Payments	—	146	7,274

NOTE 17: SEGMENT INFORMATION

DECEMBER 31, 2002

					RIGGS			RIGGS
		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	CO.	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$160,316	$27,860	$5,938	$92,195	$216	$34,324	$(61,312)	$259,537

Interest Expense	41,254	26,733	4,049	17,615	—	38,390	(61,312)	66,729

Funds Transfer Income (Expense)	14,660	39,945	11,559	(77,220)	(3,600)	14,656	—	—

Net Interest Income (Loss), Tax-Equivalent	133,722	41,072	13,448	(2,640)	(3,384)	10,590	—	192,808

Provision for Loan Losses	(3,644)	4,663	—	—	—	(1,440)	—	(421)

Net Interest Income (Loss)	$130,078	$45,735	$13,448	$(2,640)	$(3,384)	$9,150	$—	$192,387

NONINTEREST INCOME

Noninterest Income-External Customers	$43,991	$4,576	$45,890	$13,147	$(14,505)	$301	$—	$93,400

Intersegment Noninterest Income	2,677	32,656	3,769	—	—	1,980	(41,082)	—

Total Noninterest Income	$46,668	$37,232	$49,659	$13,147	$(14,505)	$2,281	$(41,082)	$93,400

NONINTEREST EXPENSE

Depreciation and Amortization	$5,216	$2,183	$578	$13	$27	$9,671	—	17,688

Direct Expense	69,444	65,369	35,412	3,538	2,659	87,356	(41,082)	222,696

Overhead and Support	53,383	12,781	12,595	2,331	454	(81,544)	—	—

Total Noninterest Expense	$128,043	$80,333	$48,585	$5,882	$3,140	$15,483	$(41,082)	$240,384

Income (Loss) Before Taxes and Minority Interest	$48,703	$2,634	$14,522	$4,625	$(21,029)	$(4,052)	$—	$45,403

Taxes	$14,501	$1,402	$5,074	$1,615	$(7,361)	$240		$15,471

Minority Interest	—	—	—	—	(112)	17,023		16,911

Net Income	$34,202	$1,232	$9,448	$3,010	$(13,556)	$(21,315)	$—	$13,021

Total Average Assets	$3,142,762	$650,846	$231,091	$3,148,078	$72,510	$785,376	$(1,968,086)	$6,062,577

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Co. (wealth management), Treasury, Riggs Capital Partners (venture capital) and Other. These segments are described in further detail on the following pages.

The accounting policies for the segments are substantially the same as those described in Note 1 of Notes to Consolidated Financial Statements. We account for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Geographic financial information is provided in Note 15 of Notes to Consolidated Financial Statements. The 2001 restructuring and other charges described in Note 2 of Notes to Consolidated Financial Statements are recorded in the Other segment as this presentation reflects how the Company manages and evaluates its segments.

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

DECEMBER 31, 2001

					RIGGS			RIGGS
		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	CO.	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$176,378	$45,782	$4,608	$120,463	$434	$40,699	$(86,402)	$301,962

Interest Expense	51,431	57,368	6,907	35,944	—	45,598	(86,402)	110,846

Funds Transfer Income (Expense)	(139)	49,934	13,798	(84,329)	(4,762)	25,498	—	—

Net Interest Income (Loss), Tax-Equivalent	124,808	38,348	11,499	190	(4,328)	20,599	—	191,116

Provision for Loan Losses	3,444	(5,970)	—	—	—	—	—	(2,526)

Net Interest Income (Loss)	$128,252	$32,378	$11,499	$190	$(4,328)	$20,599	$—	$188,590

NONINTEREST INCOME

Noninterest Income-External Customers	$42,713	$4,650	$53,025	$3,331	$(31,103)	$12,693	$—	$85,309

Intersegment Noninterest Income	3,266	7,858	2,312	1	—	2,565	(16,002)	—

Total Noninterest Income	$45,979	$12,508	$55,337	$3,332	$(31,103)	$15,258	$(16,002)	$85,309

NONINTEREST EXPENSE

Depreciation and Amortization	$8,026	$1,658	$932	$16	$29	$8,259	$—	$18,920

Direct Expense	67,580	53,076	37,472	3,901	4,210	97,184	(16,002)	247,421

Overhead and Support	53,052	603	10,875	2,318	367	(67,215)	—	—

Total Noninterest Expense	$128,658	$55,337	$49,279	$6,235	$4,606	$38,228	$(16,002)	$266,341

Income (Loss) Before Taxes and Minority Interest	$45,573	$(10,451)	$17,557	$(2,713)	$(40,037)	$(2,371)	$—	$7,558

Taxes	$14,460	$(2,992)	$6,057	$(966)	$(14,012)	$8,528	$—	$11,075

Minority Interest	—	—	—	—	(87)	19,947	—	19,860

Net Income	$31,113	$(7,459)	$11,500	$(1,747)	$(25,938)	$(30,846)	$—	$(23,377)

Total Average Assets	$2,778,192	$849,250	$93,767	$2,676,990	$87,795	$862,976	$(1,811,563)	$5,537,407

Following are brief descriptions of our segments:

Banking
The Banking segment provides traditional banking services to retail, corporate and commercial customers. Within this segment is included Corporate & Institutional Banking, which concentrates its business in the corporate, government contracting and not-for-profit sectors. Its services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities and cash management. Also included within this segment is our Community Banking Group. Community Banking provides traditional retail banking services, such as deposit taking and mortgage and home equity lending, and it continually expands its alternative delivery channels such as automated teller machines and the telephone customer sales and service center. It primarily conducts its business through 48 branches in the Washington, D.C., metropolitan area, and 142 ATM locations.

International Banking
The International Banking segment includes our Washington, D.C., based embassy banking business, the London based banking subsidiary, RBEL, and a branch in Berlin. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes our international private-client services division, which has offices in London and in Jersey (Channel Islands), and Riggs Bank & Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.

DECEMBER 31, 2000

					RIGGS			RIGGS
		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	CO.	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$195,411	$61,752	$5,904	$151,576	$137	$47,256	$(107,358)	$354,678

Interest Expense	64,488	83,287	12,889	56,317	—	53,685	(107,358)	163,308

Funds Transfer Income (Expense)	(7,530)	59,003	18,556	(87,117)	(3,117)	20,205	—	—

Net Interest Income (Loss), Tax-Equivalent	123,393	37,468	11,571	8,142	(2,980)	13,776	—	191,370

Provision for Loan Losses	(4,160)	(14,631)	—	—	—	—	—	(18,791)

Net Interest Income (Loss)	$119,233	$22,837	$11,571	$8,142	$(2,980)	$13,776	$—	$172,579

NONINTEREST INCOME

Noninterest Income-External Customers	$40,313	$4,270	$58,309	$3,723	$10,563	$835	$—	$118,013

Intersegment Noninterest Income	3,512	5,769	660	1	—	3,354	(13,296)	—

Total Noninterest Income	$43,825	$10,039	$58,969	$3,724	$10,563	$4,189	$(13,296)	$118,013

NONINTEREST EXPENSE

Depreciation and Amortization	$10,524	$1,094	$265	$17	$22	$6,214	$—	$18,136

Direct Expense	64,415	34,634	37,792	4,105	2,541	76,023	(13,296)	206,214

Overhead and Support	52,504	12,488	12,608	1,739	76	(79,415)		—

Total Noninterest Expense	$127,443	$48,216	$50,665	$5,861	$2,639	$2,822	$(13,296)	$224,350

Income (Loss) Before Taxes and Minority Interest	$35,615	$(15,340)	$19,875	$6,005	$4,944	$15,143	$—	$66,242

Taxes	$11,288	$(5,150)	$7,009	$2,093	$1,908	$7,905	$—	$25,053

Minority Interest	—	—	—	—	(359)	19,947	—	19,588

Net Income	$24,327	$(10,190)	$12,866	$3,912	$3,395	$(12,709)	$—	$21,601

Total Average Assets	$2,803,142	$896,919	$100,901	$2,411,402	$74,596	$929,934	$(1,611,864)	$5,605,030

Riggs & Co.
Riggs & Co. is the domestic private client services division that provides trust, private banking and investment management services to a broad customer base. Other services are tax planning, estate planning, and trust administration. Included in this division are our full-service broker- dealer subsidiary, Riggs Securities Inc., our portfolio management business, and our investment management group, Riggs Investment Advisors, Inc.

Treasury
The Treasury segment is responsible for asset and liability management throughout the Company. This includes management of the securities portfolio, foreign exchange activities, wholesale funding, overall management of interest rate risk, and facilitation of the funds transfer pricing component for segments.

Riggs Capital Partners
Riggs Capital Partners represents our venture capital subsidiaries, which specialize in equity investments in privately-held high-tech and high- growth companies.

Other
The Other segment consists of our unallocated parent company income and expense, net interest income from unallocated equity, long-term debt, trust preferred securities, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

NOTE 18: COMPREHENSIVE INCOME OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE TAX	TAX (EXPENSE)	NET OF TAX
(IN THOUSANDS)	AMOUNT	BENEFIT	AMOUNT

Twelve Months Beginning January 1, 2000:
Foreign Currency Translation Adjustments	$(3,169)	$1,109	$(2,060)
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain (Loss) Arising During Period	46,754	(16,364)	30,390
Reclassification Adjustment for (Gains) Losses Included in Net Income	(327)	114	(213)

Net Unrealized Gain (Loss)	46,427	(16,250)	30,177

Other Comprehensive Income	$43,258	$(15,141)	$28,117

Twelve Months Beginning January 1, 2001:
Foreign Currency Translation Adjustments	$(1,572)	$550	$(1,022)
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain (Loss) Arising During Period	14,956	(5,235)	9,721
Reclassification Adjustment for (Gains)
Losses Included in Net Income	(729)	255	(474)

Net Unrealized Gain (Loss) on Securities	14,227	(4,980)	9,247

Unrealized Holding Gain (Loss) Arising During Period	(2,217)	776	(1,441)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(1,215)	425	(790)

Net Unrealized Gain (Loss) on Derivatives	(3,432)	1,201	(2,231)

Other Comprehensive Income	$9,223	$(3,229)	$5,994

Twelve Months Beginning January 1, 2002:
Foreign Currency Translation Adjustments	$2,346	$(821)	$1,525
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain (Loss) Arising During Period	28,879	(10,108)	18,771
Reclassification Adjustment for (Gains) Losses Included in Net Income	(9,163)	3,207	(5,956)

Net Unrealized Gain (Loss) on Securities	19,716	(6,901)	12,815

Unrealized Gain (Loss) on Derivatives:
Unrealized Holding Gain (Loss) Arising During Period	(4,013)	1,405	(2,608)
Reclassification Adjustment for Gains
Included in Net Income	2,639	(924)	1,715

Net Unrealized Gain (Loss) on Derivatives	(1,374)	481	(893)

Other Comprehensive Income	$20,688	$(7,241)	$13,447

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

				ACCUMULATED
	FOREIGN CURRENCY	UNREALIZED	UNREALIZED	OTHER
	TRANSLATION	GAIN (LOSS)	GAIN (LOSS)	COMPREHENSIVE
(IN THOUSANDS)	ADJUSTMENT	ON SECURITIES	ON DERIVATIVES	INCOME (LOSS)

Twelve Months Ended December 31, 2000
Balance, January 1, 2000	$(2,597)	$(39,493)	$—	$(42,090)
Current Period Change	(2,060)	30,177	—	28,117

Balance, December 31, 2000	(4,657)	(9,316)	—	(13,973)

Twelve Months Ended December 31, 2001
Balance, January 1, 2001	$(4,657)	$(9,316)	$—	$(13,973)
Current Period Change	(1,022)	9,247	(2,231)	5,994

Balance, December 31, 2001	(5,679)	(69)	(2,231)	(7,979)

Twelve Months Ended December 31, 2002
Balance, January 1, 2002	$(5,679)	$(69)	$(2,231)	$(7,979)
Current Period Change	1,525	12,815	(893)	13,447

Balance, December 31, 2002	(4,154)	12,746	(3,124)	5,468

NOTE 19: INTEREST RATE & FOREIGN EXCHANGE RISK MANAGEMENT

We adopted SFAS 133, “Accounting for Derivative Investments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133,” as of January 1, 2001. The adoption of SFAS 133 resulted in a cumulative charge of $8 thousand, recorded as a component of other noninterest income, to reflect the fair value of derivatives designated as fair-value hedges and fair values of related hedged items. In addition, we recorded a cumulative net of tax charge to other comprehensive income of $751 thousand to recognize at fair value all derivatives that were designated as cash flow hedges and net investment hedges.

The Company has the following hedging instruments at December 31, 2002 and 2001 to manage its interest rate and foreign exchange risk:

Fair-Value Hedges-We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of certain fixed rate loans attributable to changes in benchmark interest rates. At December 31, 2001 we had 7 interest rate swaps classified as fair value with a total notional value of $29.7 million. During 2002, all of the hedged loans were reclassified as Held For Sale based upon a signed sales agreement which called for the loans to be sold at a small discount to face value. Upon reclassification of these loans, the Company ceased hedge accounting. There were no fair value hedges for the remainder of 2002.

During 2002, we recognized a net loss of $22 thousand, which represented the ineffective portion of all fair value hedges. We recognized a net gain of $20 thousand during the prior year. These amounts are included in other noninterest income in the Consolidated Statements of Operations.

Cash Flow Hedges-We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At December 31, 2002 and 2001 we had 6 such interest rate swaps with a total notional value of $42.7 million. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At December 31, 2002 we had 2 contracts with a total notional value of $8.1 million compared to 36 contracts with a total notional value of $134.7 million at December 31, 2001. In both 2002 and 2001, there was no impact to other noninterest income in the Consolidated Statements of Operations for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from accumulated other comprehensive income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At December 31, 2002, $497 thousand of net deferred losses on derivative instruments recorded in accumulated other comprehensive income is expected to be reclassified as expense during the next twelve months. The maximum term over which we were hedging our exposure to the variability of cash flows as of December 31, 2002 and 2001 was 30 months and 42 months, respectively.

The Company uses forward exchange contracts to hedge substantially all of our investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates. At December 31, 2002 and 2001, respectively, $251 thousand and $187 thousand of net deferred losses related to contracts are included in accumulated other comprehensive income and the corresponding notional values were $75.4 million and $70.1 million.

As of December 31, 2002 and 2001, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $592 thousand and $931 thousand at December 31, 2002 and 2001, respectively. At December 31, 2002 we had 26 interest rate contracts and 7 forward contracts with a total notional value of $140.4 million compared to 13 interest rate contracts and 2 forward contracts with a total notional value of $42.4 million at December 31, 2001. These instruments are marked to market through current period earnings.

NOTE 20: GOODWILL

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

Data concerning various intangible assets is as follows (in thousands):

	DECEMBER 31,			DECEMBER 31,
	2002			2001

	GROSS		GROSS
	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED
	VALUE	AMORTIZATION	VALUE	AMORTIZATION

Amortizable Core Deposit Intangibles	$10,881	$(10,765)	$10,881	$(10,673)
Amortizable Fair Value of Leasehold Improvements	3,955	(3,764)	3,955	(3,690)
Unamortizable Goodwill	12,602	(5,908)	12,602	(5,908)

	LEASEHOLD
	FAIR VALUE	CORE DEPOSIT
	ADJUSTMENT	INTANGIBLES	GOODWILL
Amortization Expense:
Actual:
Year Ended December 31, 2002	$74	$92	$—
Year Ended December 31, 2001	302	127	645
Expected:
Year Ended December 31, 2003	$74	$65	$—
Year Ended December 31, 2004	74	36	—
Year Ended December 31, 2005	22	15	—
Year Ended December 31, 2006	21	—	—

The comparable effects of the adoption of SFAS 142 for the three months and year ended follow (in thousands, except per share amounts):

	QUARTER ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,

	2002	2001	2002	2001

Reported Net Income	$2,203	$(32,776)	$13,021	$(23,377)
Add Back: Goodwill Amortization, Net of Tax	—	105	—	419

Adjusted Net Income	$2,203	$(32,671)	$13,021	$(22,958)
Reported Basic Earnings Per Share	$0.08	$(1.15)	$0.46	$(0.82)
Add Back: Goodwill Amortization Per Share, Net of Tax	—	—	—	0.01

Adjusted Basic Earnings Per Share	$0.08	$(1.15)	$0.46	$(0.81)
Reported Diluted Earnings Per Share	$0.08	$(1.15)	$0.45	$(0.82)
Add Back: Goodwill Amortization Per Share, Net of Tax	—	—	—	0.01

Adjusted Diluted Earnings Per Share	$0.08	$(1.15)	$0.45	$(0.81)

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS
RIGGS NATIONAL CORPORATION:

We have audited the accompanying consolidated statement of condition of Riggs National Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

McLean, Virginia
January 28, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO RIGGS NATIONAL CORPORATION:

We have audited the accompanying consolidated statements of condition of Riggs National Corporation (a Delaware corporation) and its subsidiaries (“the Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Vienna, VA
January 23, 2002

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Riggs National Corporation’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION

2002

Unaudited for the Years Ended December 31, 2002, 2001 and 2000	FIRST	SECOND	THIRD	FOURTH
(In Thousands, Except Per Share Amounts)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$64,421	$64,917	$64,922	$65,277
Interest Expense	17,179	16,204	17,517	15,829

Net Interest Income	47,242	48,713	47,405	49,448
Less: Provision for Loan Losses	(1,668)	—	1,400	689

Net Interest Income after Provision for Loan Losses	48,910	48,713	46,005	48,759
Noninterest Income	18,528	23,049	27,130	24,693
Noninterest Expense	56,782	59,865	59,305	64,432

Income before Taxes and Minority Interest	10,656	11,897	13,830	9,020
Applicable Income Tax Expense	4,315	3,821	4,424	2,911
Minority Interest in Income of Subsidiaries, Net of Taxes	4,916	4,074	4,015	3,906

Net Income	1,425	4,002	5,391	2,203

Earnings Per Share	Basic	$0.05	$0.14	$0.19	$0.08
Diluted	0.05	0.14	0.19	0.08

2001

FIRST	SECOND	THIRD	FOURTH
QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$81,389	$76,903	$75,199	$68,471
Interest Expense	34,963	28,452	26,901	20,530

Net Interest Income	46,426	48,451	48,298	47,941
Less: Provision for Loan Losses	115	—	838	1,573

Net Interest Income after Provision for Loan Losses	46,311	48,451	47,460	46,368
Noninterest Income	27,721	22,267	17,799	17,522
Noninterest Expense	56,519	57,162	57,524	95,136

Income before Taxes and Minority Interest	17,513	13,556	7,735	(31,246)
Applicable Income Tax Expense	6,984	4,408	3,198	(3,515)
Minority Interest in Income of Subsidiaries, Net of Taxes	4,923	4,960	4,932	5,045

Net Income (Loss)	5,606	4,188	(395)	(32,776)

Earnings (Loss) Per Share	Basic	$0.20	$0.15	$(0.01)	$(1.15)
Diluted	0.19	0.14	(0.01)	(1.15)

2000

FIRST	SECOND	THIRD	FOURTH
(In Thousands, Except Per Share Amounts)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$90,081	$89,812	$88,365	$86,420
Interest Expense	41,048	41,079	41,308	39,873

Net Interest Income	49,033	48,733	47,057	46,547
Less: Provision for Loan Losses	600	403	16,491	1,297

Net Interest Income after Provision for Loan Losses	48,433	48,330	30,566	45,250
Noninterest Income	32,541	32,273	30,077	23,122
Noninterest Expense	53,844	55,616	55,947	58,943

Income before Taxes and Minority Interest	27,130	24,987	4,696	9,429
Applicable Income Tax Expense	9,640	8,915	3,600	2,898
Minority Interest in Income of Subsidiaries, Net of Taxes	5,938	5,742	5,348	2,560

Net Income (Loss)	11,552	10,330	(4,252)	3,971

Earnings (Loss) Per Share	Basic	$0.41	$0.36	$(0.15)	$0.14
Diluted	0.41	0.36	(0.15)	0.14

CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION

	2002	2001	2000	1999	1998

Net Income to Average:
Earning Assets	0.24%	(0.47)%	0.43%	0.62%	1.21%
Total Assets	0.21	(0.42)	0.39	0.57	1.11
Shareholders’ Equity	3.48	(5.92)	6.06	9.14	13.61

Average:
Loans to Deposits	60.26%	70.02%	74.66%	77.50%	75.50%
Shareholders’ Equity to Loans	13.10	13.64	11.55	10.79	14.72
Shareholders’ Equity to Deposits	7.90	9.55	8.62	8.36	11.11
Shareholder’s Equity to Assets	6.18	7.13	6.36	6.19	8.17

At December 31:
Reserve for Loan Losses to Total Loans	0.86%	1.03%	1.23%	1.29%	1.67%
Common Shareholders	1,868	2,016	2,162	2,315	2,466
Employees	1,522	1,613	1,558	1,589	1,598
Banking Offices	57	59	60	60	60

Per Share Data:
Dividend Payout Ratio	43.78%	N/A	26.32%	18.35%	16.53%
Average Common Shares Outstanding	28,505,405	28,470,953	28,348,699	28,463,825	30,603,384
Book Value per Common Share	$13.65	$12.66	$13.48	$11.93	$12.93

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

	2002			2001

	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans, Net of Unearned Discounts	$329,320	$18,997	5.77%	$416,112	$28,804	6.92%
Time Deposits with Other Banks	180,532	4,601	2.55	246,979	10,705	4.33
Pool Funds Provided, Net(1)	461,888	8,222	1.78	510,929	19,109	3.74

Total Earning Assets and
Average Rate Earned (5)	971,740	31,820	3.27	1,174,020	58,618	4.99
Less: Reserve for Loan Losses	6,459			9,144
Cash and Due from Banks	31,369			29,359
Premises and Equipment, Net	14,825			16,488
Other Assets	13,127			25,418

Total Assets	$1,024,602			$1,236,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits
Savings and NOW Accounts	$240,126	$2,452	1.02%	$216,929	$4,093	1.89%
Other Time	374,578	9,164	2.45	629,109	28,369	4.51

Total Interest-Bearing Deposits	614,704	11,616	1.89	846,038	32,462	3.84
Short-Term Borrowings:	144,578	2,059	1.42	127,741	3,799	2.97
Total Interest-Bearing Funds & Average Rate Incurred	759,282	13,675	1.80	973,779	36,261	3.72
Demand Deposits	154,117			146,892
Other Liabilities & Shareholders’ Equity	111,203			115,470

Total Liabilities and Shareholders’ Equity	$1,024,602			$1,236,141

NET INTEREST INCOME AND SPREAD		$18,145	1.47%		$22,357	1.27%

NET INTEREST MARGIN ON EARNING ASSETS			1.87%			1.90%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000

	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE

ASSETS
Loans, Net of Unearned Discounts	$456,839	$35,413	7.75%
Time Deposits with Other Banks	291,909	18,583	6.37
Pool Funds Provided, Net(1)	398,987	19,415	4.87

Total Earning Assets and
Average Rate Earned (5)	1,147,735	73,411	6.40
Less: Reserve for Loan Losses	8,552
Cash and Due from Banks	25,163
Premises and Equipment, Net	15,785
Other Assets	19,911

Total Assets	$1,200,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits
Savings and NOW Accounts	$231,642	$6,609	2.85%
Other Time	604,632	39,011	6.45

Total Interest-Bearing Deposits	836,274	45,620	5.46
Short-Term Borrowings:	105,283	4,508	4.28
Total Interest-Bearing Funds & Average Rate Incurred	941,557	50,128	5.32
Demand Deposits	131,735
Other Liabilities & Shareholders’ Equity	126,750

Total Liabilities and Shareholders’ Equity	$1,200,042

NET INTEREST INCOME AND SPREAD		$23,283	1.08%

NET INTEREST MARGIN ON EARNING ASSETS			2.03%

(1)	Pool Funds Provided, Net, are amounts contributed by foreign activities to fund domestic activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

Information required under this Item with respect to the change in the Company’s independent accountants is contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”), under the caption “Ratification of Independent Public Accountants” and is incorported herein by reference.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

Information required under this Item with respect to directors of the Company is contained in the 2003 Proxy Statement, under the captions “Election of Directors-Nominees for Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information required under this Item with respect to executive officers of the Company is included in Item 1 of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the 2003 Proxy Statement under the captions “The Board, Its Committees and Its Compensation-Director Compensation,” “Compensation of Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the 2003 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan	warrants and rights	warrants and rights	reflected in column (a))
category	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,130,160	$15.43	7,403,505

Equity compensation plans not approved by security holders	—	—	—

Total	8,130,160	$15.43	7,403,505

See Note 14 of Notes to Consolidated Financial Statements for additional information on these Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the 2003 Proxy Statement under the caption “Transactions with Management” and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) List of Financial Statements

Riggs National Corporation
Financial Statements

Page

Independent Auditors’ Report	71
Report of Independent Public Accountants	72
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	35
Consolidated Statements of Condition as of December 31, 2002 and 2001	36
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	37
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	38
Notes to Consolidated Financial Statements	39-70

(b) List of Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(c) Reports on Form 8-K

No Form 8-Ks were filed in the fourth quarter of 2002. 8-Ks filed earlier in the year have been disclosed in the Form 10-Q for the quarter in which it was filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGGS NATIONAL CORPORATION	/S/ ROBERT L. ALLBRITTON Robert L. Allbritton Chairman of the Board and Chief Executive Officer March 10, 2003

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

*By: /S/ JOSEPH M. CAHILL Joseph M. Cahill, Attorney-in-Fact March 10, 2003

RIGGS NATIONAL CORPORATION

Certification
(Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Robert L. Allbritton, certify that:

1.	I have reviewed this annual report on Form 10-K of Riggs National Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 10, 2003	/s/ Robert L. Allbritton Robert L. Allbritton Chief Executive Officer

RIGGS NATIONAL CORPORATION

Certification
(Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Steven T. Tamburo, certify that:

1.	I have reviewed this annual report on Form 10-K of Riggs National Corporation (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 10, 2003	/s/ Steven T. Tamburo Steven T. Tamburo Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Pages

(3.1)	Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC File No. 0-9756)

(3.2)	By-laws of the Registrant with amendments through January 23, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(4.1)	Indenture dated June 1, 1989 with respect to $100 million 9.65% Subordinated Debentures due 2009 (Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1989, SEC File No. 0-9756)

(4.2)	Indenture dated December 13, 1996 with respect to $150 million, 8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant’s S-3 dated February 6, 1997, SEC File No. 333-21297)

(4.3)	Indenture dated March 12, 1997, with respect to $200 million, 8.875% Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant’s S-3 dated May 2, 1997, SEC File No. 333-26447)

(10.1)	Indemnification Agreement of Chief Executive Officer dated January 22, 2003	84-94

(10.2)	Indemnification Agreement of Chief Financial Officer dated November 19, 2002	95-106

(10.3)	Time Sharing Agreement for lease of Gulfstream V by Perpetual Corporation/Lazy Lane Farms, Inc. and Allbritton Communications companies (Incorporated by reference to the Registrant’s Form 10-Q dated March 31, 2001, SEC File No. 0-9756)

(10.4)	Time Sharing Agreement for the lease of the Gulfstream V between Perpetual Corporation/Lazy Lane Farms, Inc, Allbritton Communications Company and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.5)	Time Sharing Agreement for lease of Beechcraft King Air 300 between Allbritton Communications Company and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC File No. 0-9756)

(10.6)	Time Sharing Agreement for lease of the Beechcraft King Air 300 between Allbritton Communications and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.7)	Time Sharing Agreement for the lease of the Gulfstream III between Perpetual Corporation/Lazy Lane Farms, Inc. and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.8)+	Joe L. Allbritton Settlement Agreement, dated December 31, 2001 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.9)+	First Amendment dated March 28, 2001 to Amended Joe L. Allbritton Employment Agreement (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 0-9756)

(10.10)+	Riggs National Corporation’s Senior Executive Change of Control and Retention Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.11)+	Trust Under the Riggs National Corporation’s Senior Executive Change of Control and Retention Agreement, dated November 8, 2001 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

Exhibit No.	Description	Pages

(10.12)+	Riggs National Corporation’s Executive Deferred Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated December 6, 2001, SEC File No. 333-74644)

(10.13)+	Trust under the Riggs National Corporation’s Executive Deferred Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated December 6, 2001, SEC File No. 333-74644)

(10.14)+	Description of the 2001 General Incentive Plan (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 0-9756)

(10.15)	Second Amendment to Operating Agreement of Riggs Capital Partners LLC (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.16)	Third Amendment and Joinder to the Operating Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.17)	Operating Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.18)	First Amendment and Joinder to the Operating Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.19)	Riggs Capital Partners II, LLC Investment and Management Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.20)	First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.21)	Riggs Capital Partners Operating and Services Agreement with RCP Investments L.P. (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.22)	First Amendment to Riggs Capital Partners Operating and Services Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.23)	Second Amendment and Joinder to the Operating and Services Agreement between Riggs Bank N.A. and Riggs Capital Partners Investments, L.P. and Riggs Capital Partners Investments II, L.P. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.24)	First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.25)	Lease Agreement, dated February 1, 2002, between Allbritton Communications Company and Riggs National Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-9756)

(10.26)+	Riggs Bank N.A. 2002 Executive Managerial Bonus Program (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, SEC File No. 0-9756)

(10.27)	Real Estate Investment Advisory Agreement, dated May 24, 2002, between Riggs Bank N.A. and Kennedy Associates Real Estate Counsel, Inc. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, SEC File No. 0-9756)

(10.28)	Fourth Amendment to the Operating Agreement of Riggs Capital Partners, LLC, dated January 1, 2003	107-108

(10.29)	Second Amendment to the Operating Agreement of Riggs Capital Partners II, LLC, dated January 1, 2003	109-200

(10.30)	Master Professional Services Agreement between Crowe Chizek and Company LLP and Riggs Bank N.A. dated December 27, 2002	201-221

(11)	Computation of Per Share Earnings	222

(21)	Subsidiaries of the Registrant	223

(23.1)	Consent of KPMG LLP	224

(23.2)	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP	225

(24)	Powers of Attorney	226

(99.1)	Chief Executive Officer Certification of Annual Report on Form 10-K	227

(99.2)	Chief Financial Officer Certification of Annual Report on Form 10-K	228

+ Management contract of compensatory plan or arrangement

Exhibits omitted are not required or not applicable