Form 10-Q
period 2003-03-31
RIGGS NATIONAL CORP
filed 2003-05-15
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	28,533,918

(Title of Class)	(Outstanding at April 30, 2003)

RIGGS NATIONAL CORPORATION

Unless otherwise indicated, all references in this Quarterly Report on form 10-Q to “we,” “us,” “our,” “Riggs” and the “Company” refer to Riggs National Corporation and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

		THREE MONTHS ENDED
		MARCH 31,

		2003	2002

INTEREST INCOME
	Interest and Fees on Loans	$41,769	$43,691
	Interest and Dividends on Securities Available for Sale	18,971	17,458
	Interest on Time Deposits with Other Banks	1,329	731
	Interest on Federal Funds Sold and Reverse Repurchase Agreements	2,184	2,541

	Total Interest Income	64,253	64,421
INTEREST EXPENSE
	Interest on Deposits:
	Savings and NOW Accounts	177	291
	Money Market Deposit Accounts	3,393	4,538
	Time Deposits in Domestic Offices	5,931	6,380
	Time Deposits in Foreign Offices	1,402	2,364

	Total Interest on Deposits	10,903	13,573

	Interest on Short-Term Borrowings and Long-Term Debt:
	Repurchase Agreements and Other Short-Term Borrowings	1,237	1,988
	Long-Term Debt	3,913	1,618

	Total Interest on Short-Term Borrowings and Long-Term Debt	5,150	3,606

	Total Interest Expense	16,053	17,179

	Net Interest Income	48,200	47,242
	Provision for Loan Losses	926	(1,668)

	Net Interest Income after Provision for Loan Losses	47,274	48,910
NONINTEREST INCOME
	Trust and Investment Advisory Income	9,406	11,839
	Service Charges and Fees	12,067	11,050
	Venture Capital Investment Losses, Net	(2,222)	(6,866)
	Other Noninterest Income	2,251	2,218
	Securities Gains, Net	4,627	287

	Total Noninterest Income	26,129	18,528
NONINTEREST EXPENSE
	Salaries and Employee Benefits	28,466	27,463
	Occupancy, Net	5,355	5,028
	Data Processing Services	5,207	5,259
	Furniture, Equipment and Software	3,869	4,051
	Other Noninterest Expense	16,049	14,981

	Total Noninterest Expense	58,946	56,782

	Income before Taxes and Minority Interest	14,457	10,656
	Applicable Income Tax Expense	4,997	4,315
	Minority Interest in Income of Subsidiaries, Net of Taxes	3,531	4,916

	Net Income	$5,929	$1,425

EARNINGS PER SHARE-	Basic	$0.21	$0.05
	Diluted	0.20	0.05

DIVIDENDS DECLARED AND PAID PER SHARE		$0.05	$0.05

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

MARCH 31,	DECEMBER 31,	MARCH 31,
2003	2002	2002

ASSETS
Cash and Due from Banks	$122,640	$244,703	$160,328
Federal Funds Sold and Reverse Repurchase Agreements	670,000	610,000	546,000

Total Cash and Cash Equivalents	792,640	854,703	706,328
Time Deposits with Other Banks	267,348	203,267	211,903
Securities Available for Sale (at Market Value)	2,454,165	2,319,917	1,759,492
Venture Capital Investments	47,192	49,419	52,200
Loans	3,084,225	3,007,905	2,771,840
Reserve for Loan Losses	(25,797)	(25,958)	(26,718)

Total Net Loans	3,058,428	2,981,947	2,745,122
Premises and Equipment, Net	191,300	190,684	194,795
Other Assets	226,111	225,758	190,632

Total Assets	$7,037,184	$6,825,695	$5,860,472

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits	$744,803	$683,338	$675,249
Interest-Bearing Deposits:
Savings and NOW Accounts	346,026	331,656	295,217
Money Market Deposit Accounts	2,096,537	2,165,449	1,887,457
Time Deposits in Domestic Offices	1,739,208	1,723,474	1,329,060
Time Deposits in Foreign Offices	363,534	335,080	357,721

Total Interest-Bearing Deposits	4,545,305	4,555,659	3,869,455

Total Deposits	5,290,108	5,238,997	4,544,704
Repurchase Agreements and Other Short-Term Borrowings	461,723	470,372	457,472
Other Liabilities	184,275	119,976	139,066
FHLB Borrowings and Other Long-Term Debt	460,525	358,525	66,525

Total Liabilities	6,396,631	6,187,870	5,207,767

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	248,584	248,584	294,284

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value
3/31/2003 12/31/2002 3/31/2002

Authorized	50,000,000 50,000,000 50,000,000
Issued	31,850,006 31,812,022 31,806,448
Outstanding	28,533,918 28,510,224 28,505,650	79,625	79,530	79,516
Additional Paid in Capital	171,245	170,747	168,360
Retained Earnings	209,367	204,865	197,544
Accumulated Other Comprehensive Income (Loss)	3,323	5,468	(15,642)
Treasury Stock - 3,316,088 shares at March 31, 2003, 3,301,798 shares at December 31, 2002 and 3,300,798 shares at March 31, 2002	(71,591)	(71,369)	(71,357)

Total Shareholders’ Equity	391,969	389,241	358,421

Total Liabilities and Shareholders’ Equity	$7,037,184	$6,825,695	$5,860,472

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823
Comprehensive Income:
Net Income			1,425			1,425
Other Comprehensive Loss Net of Tax: (1)
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(7,205)		(7,205)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				255		255
Foreign Exchange Translation Adjustments				(713)		(713)

Total Other Comprehensive Loss						(7,663)

Total Comprehensive Loss						(6,238)
Issuance of Common Stock for Stock Option Plans-10,745 Shares	27	113				140
Repurchase of Trust Preferred Securities, Net		5,122				5,122
Cash Dividends - Common Stock, $.05 per Share			(1,426)			(1,426)

Balance, March 31, 2002	$79,516	$168,360	$197,544	$(15,642)	$(71,357)	$358,421
Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241
Comprehensive Income:
Net Income			5,929			5,929
Other Comprehensive Loss Net of Tax: (1)
Unrealized Loss on
Securities Available for Sale, Net of Reclassification Adjustments				(1,859)		(1,859)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				483		483
Foreign Exchange Translation Adjustments				(769)		(769)

Total Other Comprehensive Loss						(2,145)

Total Comprehensive Income						3,784
Issuance of Common Stock for Stock Option and Award Plans-37,984 Shares	95	498				593
Common Stock Repurchase-14,290 shares					(222)	(222)
Cash Dividends - Common Stock, $.05 per Share			(1,427)			(1,427)

Balance, March 31, 2003	$79,625	$171,245	$209,367	$3,323	$(71,591)	$391,969

(1) -	See Notes to the Consolidated Financial Statements for gross unrealized gains or losses arising during each period and the tax effect on each item of comprehensive income.

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,929	$1,425
Adjustments to Reconcile Net Income to Cash
Provided By Operating Activities:
Provision for Loan Losses	926	(1,668)
Losses on Venture Capital Investments	2,222	6,866
Depreciation Expense and Amortization of Leasehold Improvements	4,473	4,182
Net Gains on Sales of Securities Available for Sale	(4,627)	(287)
Increase in Other Assets	(467)	(205)
Increase in Other Liabilities	6,501	11,951

Total Adjustments	9,028	20,839

Net Cash Provided By (Used In) Operating Activities	14,957	22,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Time Deposits with Other Banks	(64,081)	77,561
Proceeds from Maturities of Securities Available for Sale	2,704,580	2,772,466
Proceeds from Sales of Securities Available for Sale	175,666	520
Purchases of Securities Available for Sale	(2,953,267)	(2,899,813)
Purchases of Venture Capital Investments	(897)	(2,801)
Proceeds from Sale of Venture Capital Investments	901	55
Net (Increase) Decrease in Loans	(77,942)	94,270
Proceeds from Sale of OREO	504	—
Net Increase in Premises and Equipment	(5,074)	(1,959)
Other, Net	(47)	188

Net Cash (Used In) Provided By Investing Activities	(219,657)	40,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Non-Time Deposits	6,923	(65,222)
Net Increase in Time Deposits	44,188	87,643
Net Increase (Decrease) in Short-Term Borrowings	(8,649)	(139,148)
Proceeds from Federal Home Loan Bank Borrowings	102,000	—
Proceeds from the Issuance of Common Stock	593	140
Dividend Payments	(1,427)	(1,426)
Repurchase of Common Stock	(222)	—
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures and Common Stock	—	(46,440)

Net Cash Provided By (Used In) Financing Activities	143,406	(164,453)

Effect of Exchange Rate Changes	(769)	(713)

Net Decrease in Cash and Cash Equivalents	(62,063)	(102,415)
Cash and Cash Equivalents at Beginning of Period	854,703	808,743

Cash and Cash Equivalents at End of Period	$792,640	$706,328
SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities	$59,460	$25,012
Interest Paid	14,131	16,192

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION (UNAUDITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.   BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for all of 2003. For comparability, certain prior period amounts have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As noted above, management has prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, noninterest income and noninterest expense. The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results. Because of the uncertainty inherent in these matters, actual results could differ.

Reserve for Loan Losses
The reserve for loan losses is maintained at a level that we believe is adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required.

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

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its methodology. Domestic and international loans are subjected to similar review procedures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to our business, and it is possible there may be unidentified losses in the loan portfolio at March 31, 2003 that may become apparent at a later date pursuant to our analysis or pursuant to comment following regulatory examination. In addition, collateral values, which are conservatively valued in the loan underwriting process, may deteriorate such that a loss exposure develops after the loan is made. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At March 31, 2003, the Company valued its venture capital portfolio at $47.2 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

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

Realized and unrealized losses in our venture capital operations have resulted in the establishment of $13.8 million of deferred tax assets as of March 31, 2003. Of this amount, $826 thousand was established in 2003. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.2 million against the deferred tax asset at March 31, 2003. Of this amount, $826 thousand was established in 2003. The Company believes that the unreserved deferred tax asset balance of $7.6 million at March 31, 2003, which includes a deferred tax asset related to realized losses of $1.7 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that we expect could produce sufficient capital gains to allow the deferred tax asset balance to be realized.

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

In prior periods the Company recorded $9.4 million in impairment charges in the Banking segment related to a long-term, fixed-price, non- cancelable project contract due to cost overruns that could not be passed on to subcontractors or other parties to the contract. This contract

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

involves the construction, implementation and maintenance of a computer system to be utilized by the federal government in its cash management and reporting. The contract continues to have significant uncertainties as to the costs to complete and revenues resulting from the contract.

We are continuing to negotiate with the contractual counterparty to limit the scope of the project and for additional funding. Since the recoverability of future costs may be dependent upon the willingness of the contractual counterparty to fund future costs, there may be additional impairment associated with this contract. The amount of such losses, if any, cannot be reasonably estimated at this time. Likewise, there could be additional revenue at the discretion of the counterparty. At March 31, 2003, the Company has an asset of $6.8 million related to this contract.

NOTE 3.   EARNINGS PER SHARE

Earnings per share computations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2003		MARCH 31, 2002

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$5,929	$5,929	$1,425	$1,425
Weighted-Average Shares Outstanding	28,528,109	28,528,109	28,502,828	28,502,828
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	437,289	n/a	324,735

Adjusted Weighted-Average Shares Outstanding	28,528,109	28,965,398	28,502,828	28,827,563
Earnings Per Share	$.21	$.20	$.05	$.05

Approximately 3.7 million and 3.8 million stock options were outstanding at the end of March 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $18.79 per share and $18.83 per share at the end of the same respective periods.

Stock-Based Employee Compensation Plans
At March 31, 2003, the Company had five stock-based employee compensation plans, which are described more fully in Note 14 of Notes to Consolidated Financial Statements in our 2002 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement 123,” and related Interpretations. No stock-based employee compensation cost for these plans is reflected in net income on the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2002, the Company awarded 370,000 shares of its common stock to certain key executives (see Note 14 of Notes to Consolidated Financial Statements in our 2002 Form 10-K). The award will vest in equal amounts through December 2006. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, SFAS 148, and related Interpretations. For the quarter ended March 31, 2003, we recorded $323 thousand of expense related to this award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	THREE MONTHS ENDED MARCH 31,

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2003	2002

Net income, as reported	$5,929	$1,425
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(911)	(548)

Pro forma net income	$5,228	$877

Earnings per share:
Basic-as reported	$0.21	$0.05
Basic-pro forma	$0.18	$0.03
Diluted-as reported	$0.20	$0.05
Diluted-pro forma	$0.18	$0.03

There were no options granted in the first quarters of 2003 or 2002.

The fair values of the stock options outstanding are used to determine the proforma impact of the options on compensation expense.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

THREE MONTHS ENDED MARCH 31, 2002:
Foreign Currency Translation Adjustments	$(1,097)	$384	$(713)
Unrealized Losses on Securities:
Unrealized Holding Losses Arising During Period	(10,797)	3,779	(7,018)
Reclassification Adjustment for Gains Realized in Net Income	(287)	100	(187)

Net Unrealized Losses on Securities	(11,084)	3,879	(7,205)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,980	(693)	1,287
Reclassification Adjustment for Gains Realized in Net Income	(1,587)	555	(1,032)

Net Unrealized Gains on Derivatives	393	(138)	255

Other Comprehensive Loss	$(11,788)	$4,125	$(7,663)

THREE MONTHS ENDED MARCH 31, 2003:
Foreign Currency Translation Adjustments	$(1,183)	$414	$(769)
Unrealized Losses on Securities:
Unrealized Holding Gains Arising During Period	1,767	(618)	1,149
Reclassification Adjustment for Gains Realized in Net Income	(4,627)	1,619	(3,008)

Net Unrealized Losses on Securities	(2,860)	1,001	(1,859)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	743	(260)	483
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	743	(260)	483

Other Comprehensive Loss	$(3,300)	$1,155	$(2,145)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED	UNREALIZED	ACCUMULATED
	CURRENCY	GAIN (LOSS)	GAIN (LOSS)	OTHER
	TRANSLATION	ON	ON	COMPREHENSIVE
	ADJUSTMENTS	SECURITIES	DERIVATIVES	INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2002:
Balance, December 31, 2001	$(5,679)	$(69)	$(2,231)	$(7,979)
Period Change	(713)	(7,205)	255	(7,663)

Balance, March 31, 2002	$(6,392)	$(7,274)	$(1,976)	$(15,642)

THREE MONTHS ENDED MARCH 31, 2003:
Balance, December 31, 2002	$(4,154)	$12,746	$(3,124)	$5,468
Period Change	(769)	(1,859)	483	(2,145)

Balance, March 31, 2003	$(4,923)	$10,887	$(2,641)	$3,323

NOTE 5:   SEGMENT PROFITABILITY

Our reportable segments are strategic business units that provide diverse products and services within the financial services industry. We have six reportable segments: Banking, International Banking, Riggs & Co. (wealth management), Treasury, Riggs Capital Partners (venture capital) and Other.

The accounting policies for the segments are substantially the same as those described in Note 1 of Notes to Consolidated Financial Statements in our 2002 Form 10-K. We account for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Geographic financial information is provided in Note 15 of Notes to Consolidated Financial Statements in our 2002 Form 10-K.

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

Following are brief descriptions of our segments:

Banking
The Banking segment provides traditional banking services to retail, corporate and commercial customers. This segment includes Corporate & Institutional Banking, which concentrates its business in the corporate, commercial real estate, government contracting and not-for-profit sectors. Its services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities and cash management. Also included within this segment is our Community Banking Group. Community Banking provides traditional retail banking services, such as deposit taking and mortgage and home equity lending, and it continually expands its alternative delivery channels such as automated teller machines and the telephone customer sales and service center. It primarily conducts its business through 48 branches and 146 ATM locations in the Washington, D.C., metropolitan area.

International Banking
The International Banking segment includes our Washington, D.C., based embassy banking business, the London based banking subsidiary, Riggs Bank Europe Ltd. (RBEL), and a branch in Berlin. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes our international private-client services division, which has offices in London and in Jersey (Channel Islands), and Riggs Bank & Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Riggs & Co.
Riggs & Co. is the domestic private client services division that provides trust, private banking and investment management services to a broad customer base. Other services provided consist of tax planning, estate planning, and trust administration. Included in this division are our full-service broker-dealer subsidiary, Riggs Securities Inc., our portfolio management business, and our investment management group, Riggs Investment Advisors, Inc. (RIA).

Treasury
The Treasury segment is responsible for asset and liability management throughout the Company including management of the securities portfolio, foreign exchange activities, wholesale funding, overall management of interest rate risk, and facilitation of the funds transfer pricing component for segments.

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

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
MARCH 31, 2003	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$38,588	$5,340	$1,260	$22,474	$4	$8,328		$75,994
Interest Expense	7,653	4,839	759	5,014	—	9,529		27,794
Funds Transfer Income (Expense)	4,652	9,431	2,529	(18,388)	(786)	2,562		—

Net Interest Income (Loss), Tax-Equivalent	35,587	9,932	3,030	(928)	(782)	1,361		48,200
Provision for Loan Losses	(1,295)	399	(27)	—	—	(3)		(926)

Net Interest Income (Loss)	$34,292	$10,331	$3,003	$(928)	$(782)	$1,358	$—	$47,274

NONINTEREST INCOME
Noninterest Income-External Customers	$11,008	$1,563	$10,517	$5,227	$(2,185)	$(1)		$26,129
Intersegment Noninterest Income	709	1,750	748	—	—	520	(3,727)	—

Total Noninterest Income	$11,717	$3,313	$11,265	$5,227	$(2,185)	$519	$(3,727)	$26,129

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$929	$320	$104	$3	$4	$2,335		$3,695
Direct Expense	17,671	8,173	9,290	978	222	22,644	(3,727)	55,251
Overhead and Support	15,910	3,525	3,175	747	94	(23,451)		—

Total Noninterest Expense	$34,510	$12,018	$12,569	$1,728	$320	$1,528	$(3,727)	$58,946

Income (Loss) Before Taxes and Minority Interest	$11,499	$1,626	$1,699	$2,571	$(3,287)	$349	$—	$14,457

Taxes	$3,234	$602	$599	$902	$—	$(340)		$4,997
Minority Interest	—	—	—	—	(17)	3,548		3,531

Net Income	$8,265	$1,024	$1,100	$1,669	$(3,270)	$(2,859)	$—	$5,929

Total Average Assets	$3,215,911	$604,930	$237,190	$3,369,373	$61,209	$788,666	$(1,501,375)	$6,775,904

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
MARCH 31, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$38,462	$7,708	$1,491	$23,988	$58	$8,784		$80,491
Interest Expense	10,054	7,339	1,148	4,907	—	9,801		33,249
Funds Transfer Income (Expense)	3,629	9,180	3,100	(19,041)	(952)	4,084		—

Net Interest Income (Loss), Tax-Equivalent	32,037	9,549	3,443	40	(894)	3,067		47,242
Provision for Loan Losses	—	—	—	—	—	1,668		1,668

Net Interest Income (Loss)	$32,037	$9,549	$3,443	$40	$(894)	$4,735	$—	$48,910

NONINTEREST INCOME
Noninterest Income-External Customers	$10,282	$1,171	$12,879	$892	$(6,781)	$85		$18,528
Intersegment Noninterest Income	720	3,034	658	—	—	641	(5,053)	—

Total Noninterest Income	$11,002	$4,205	$13,537	$892	$(6,781)	$726	$(5,053)	$18,528

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$985	$308	$125	$3	$7	$2,184		$3,612
Direct Expense	16,220	10,507	9,411	914	708	20,463	(5,053)	53,170
Overhead and Support	12,767	3,003	3,065	511	91	(19,437)		—

Total Noninterest Expense	$29,972	$13,818	$12,601	$1,428	$806	$3,210	$(5,053)	$56,782

Income (Loss) Before Taxes and Minority Interest	$13,067	$(64)	$4,379	$(496)	$(8,481)	$2,251	$—	$10,656

Taxes	$4,050	$14	$1,449	$(176)	$(1,484)	$462		$4,315
Minority Interest	—	—	—	—	(48)	4,964		4,916

Net Income	$9,017	$(78)	$2,930	$(320)	$(6,949)	$(3,175)	$—	$1,425

Total Average Assets	$2,949,793	$699,001	$230,310	$3,219,033	$76,571	$821,027	$(2,046,306)	$5,949,429

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

The Company has the following hedging instruments at March 31, 2003:

Fair Value Hedges — We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At March 31, 2002 we had 6 interest rate swaps classified as fair value with a total notional value of $27.6 million. During 2002, all of the hedged loans were reclassified as Held For Sale. Upon reclassification of these loans, the Company ceased hedge accounting. Since that time, the Company has not entered into any fair value hedge contracts. For the first three months of 2002, we recognized a net loss of $26 thousand which represented the ineffective portion of the fair value hedges maintained at the time. This amount was included in Other Noninterest Income in the Consolidated Statements of Operations. At March 31, 2003 we had no fair value hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Cash Flow Hedges — We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At March 31, 2003 and 2002, we had 6 such interest rate swaps with a total notional value of $42.7 million. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At March 31, 2003 we had 2 such contracts with a total notional value of $7.9 million compared to 36 contracts with a total notional value of $135.5 million at March 31, 2002. The reduction in the number of these contracts is related to the previously mentioned sale of loans at RBEL. For the three months ending March 31, 2003 and 2002, there was no impact to Other Noninterest Income in the Consolidated Statements of Operations for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At March 31, 2003, $15 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months compared to $388 thousand of deferred net losses at March 31, 2002. The maximum term over which we were hedging our exposure to the variability of cash flows was 27 months as of March 31, 2003 and 39 months as of March 31, 2002.

The Company uses forward exchange contracts to hedge substantially all of our net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates, in this case, for pounds sterling. At March 31, 2003, $506 thousand of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $60 thousand of net gains at March 31, 2002. The corresponding notional values for these periods was $72.0 million and $65.5 million, respectively.

As of March 31, 2003 and 2002, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items was a net liability of $591 thousand and $755 thousand at March 31, 2003 and 2002, respectively. The impact to the Consolidated Statements of Operations from these swaps was a loss of $10 thousand for the first three months of 2003 and a gain of $156 thousand for the same period in 2002. At March 31, 2003, we had 24 interest rate contracts and 8 forward contracts with a total notional value of $88.5 million compared to 12 interest rate contracts and 2 forward contracts with a total notional value of $40.1 million at March 31, 2002. These instruments are marked to market through current period earnings.

NOTE 7:   ENHANCING PERFORMANCE AND SERVICE

In December 2001, the Company announced plans to implement a series of actions intended to enhance its financial performance and customer service and better position it for the current and long-term economic environment. This effort to “Enhance Performance and Service” (Project EPS) consists of a technology initiative, a re-design of operational processes and a realignment of our European operations to focus on private banking and embassy banking. We intend to standardize and upgrade our technology systems and infrastructure, which will enable us to both operate more efficiently and provide better service to our customers. During 2002 we selected a new core systems vendor, designed a new, more efficient infrastructure, introduced new services, identified ways to improve efficiency and sold substantially all of RBEL’s commercial real estate and trade finance loans. The technology upgrade is expected to be substantially completed in the third quarter of 2003.

Progress made on Project EPS during 2002 included the elimination of approximately 100 employee positions, with the anticipation that more will be eliminated during 2003. In the fourth quarter of 2002 and in January of 2003 we also implemented a new fee structure which resulted in increased fee income of approximately $408 thousand for the first quarter of 2003 compared to the first quarter of 2002.

The Company is currently in the process of negotiating the contractual arrangement with its new core systems vendor. As of March 31, 2003, the Company has capitalized approximately $5.1 million of costs paid to this vendor since the inception of the new core system implementation process. If the Company and the new core systems vendor fail to reach a contractual agreement, which we believe is unlikely, the Company will seek an alternative service provider and the amount currently recorded as a deferred charge will be expensed.

The Company expects to capitalize approximately $40.0 million of Project EPS costs that will be amortized over an average of approximately 5 years. In addition, there will be project-related costs that will be expensed as incurred. Management anticipates that these expenses will be offset by further expense reductions and by additional fee income from the various Project EPS initiatives. These expenses will be included in the appropriate categories of Noninterest Expense in the Consolidated Statements of Operations and will impact all segments excluding Riggs Capital Partners.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8:   RELATED PARTY TRANSACTIONS

Prior to and during the three months ended March 31, 2003, we entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 9:   NEW FINANCIAL ACCOUNTING STANDARDS

SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123,” was issued in December 2002. It amends SFAS 123, “Accounting for Stock Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This interim disclosure is contained in Note 2, Critical Accounting Policies and Estimates of this Form 10-Q. We currently do not anticipate changing to the fair value based method of accounting for stock based compensation.

On January 22, 2003, the FASB directed its staff to prepare a ballot draft of a new standard, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” The final Statement is expected to be issued in the second quarter of 2003. The new standard establishes standards for issuers’ classification as liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity, including financial instruments that are mandatorily redeemable on a fixed or determinable date. Our trust preferred securities, currently classified on our consolidated Statements of Condition as minority interest, meet that description. The new standard will be effected by reporting the cumulative effect of a change in an accounting principle for contracts created before the issuance date of this statement and still existing at the beginning of the reporting period. We will begin reporting our trust preferred securities as a liability if the new standard becomes effective. The related interest expense, currently classified as minority interest, net of taxes, on our Consolidated Statements of Operations, will be reported as interest expense, thereby decreasing net interest income.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable. When the guarantor has assumed a “stand-ready” obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003. At March 31, 2003, a liability of $72 thousand was recorded in the Consolidated Statement of Condition for the stand-by letters of credit.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No. 51.” This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest, as defined. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities acquired after that date. FIN 46 also applies to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. Riggs currently has no variable interest entities which require consolidation.

RIGGS NATIONAL CORPORATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

You should read the following discussion and analysis along with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

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

We have 48 branch locations and 146 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. We have additional operations or subsidiaries in London (England), Miami (Florida), Berlin (Germany), Jersey (Channel Islands) and Nassau (Bahamas). We serve an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

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

The Company also is affected by prevailing economic conditions, including federal monetary and fiscal policies, federal regulation of financial institutions and the perceptions of customers regarding stability of financial markets and the financial services industry. These factors affect the operations of all of the Company’s segments. The International Banking segment also is affected by the political, social and economic environments in those countries in which it does business. While we strive to monitor and minimize risk, the Company does in fact fund customers that have alternative, and in some instances competing, goals and strategies. These competitive frictions may have future negative consequences to the Company. In addition, the Company’s international presence exposes it to various political risks and the further risk that the general public may look unfavorably upon some of its foreign customer relationships.

The Office of the Comptroller of the Currency (OCC) is in the process of completing an examination of Riggs Bank’s Bank Secrecy Act controls and processes. Based on discussions with the OCC regarding this examination, the Company believes that a formal regulatory action will be taken by the OCC that will require Riggs Bank to take corrective measures regarding such controls and processes. The Company is already in the process of taking such measures, is cooperating fully with the OCC and is committed to devoting the necessary resources to this process.

RESULTS OF OPERATIONS

We recorded net income of $5.9 million, or $0.20 per diluted share, for the first quarter of 2003, compared to net income of $1.4 million, or $0.05 per diluted share, in the first quarter of 2002. The increase in earnings in the first quarter of 2003 was due primarily to larger securities gains and smaller venture capital losses than in the same period in 2002. Securities gains in the first quarter of 2003 were $4.6 million compared to $287 thousand in 2002, and venture capital losses were $2.2 million compared to $6.9 million a year ago. Return on average assets was .35% for the three months ended March 31, 2003, compared to .10% for the same period a year ago. Return on average shareholders’ equity was 6.13%, compared to 1.59% for the three months ended March 31, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $49.4 million in the first quarter of 2003, an increase of $1.4 million from the $48.0 million for the same quarter in 2002. The increase was primarily due to a decrease in interest expense (from $17.2 million to $16.1 million) that was significantly larger than the increase in interest income (from $65.2 million to $65.5 million). Decreases in interest rates paid on deposits were the major contributor to the decline in interest expense, although it was partially offset by an increase in the amount of interest paid on borrowings with the Federal Home Loan Bank of Atlanta (FHLB). Since mid- December 2002, the Company has borrowed $394.0 million from the FHLB at rates ranging from .79% to 3.70%. The average rate of FHLB borrowings outstanding at March 31, 2003 was 2.70%. As interest rates have continued to decrease within the past year, loans and other assets have repriced quickly. Due to market forces, however, the Company has found it increasingly difficult to pass on these rate decreases to its deposit customers. At the same time, deposit volumes have increased as the result of customers seeking to place their money in more secure, insured fixed- income products.

For the three months ended March 31, 2003, compared to the same quarter in the prior year, the net interest margin decreased from 3.63% to 3.25%. The decrease in interest rates noted previously was a significant reason for the margin decline. In addition, margin is impacted by the amount of deposits that the U.S. Government and its agencies place on deposit at Riggs. Since these deposits have a lower spread relationship than that obtainable in the general marketplace, the more kept on deposit at Riggs by these entities, the lower margin Riggs is generally able to attain and, conversely, the lower the amount of deposits that these institutions keep on deposit with us, generally, the higher the margin we attain. These deposits have a lower spread relationship since the funds are reinvested in short-term assets (generally 30 days or shorter) which generally yield less than loans of comparable maturities.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED
	MARCH 31, 2003 VS. 2002

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(4,879)	$3,360	$(1,519)
Securities Available for Sale	(3,010)	4,540	1,530
Time Deposits with Other Banks	722	(124)	598
Federal Funds Sold and Reverse Repurchase Agreements	(827)	470	(357)

Total Interest Income	(7,994)	8,246	252
Interest Expense:
Interest-Bearing Deposits	(4,449)	1,779	(2,670)
Repurchase Agreements and Other Short-Term Borrowings	(487)	(264)	(751)
FHLB Borrowings and Other Long-Term Debt	(1,468)	3,763	2,295

Total Interest Expense	(6,404)	5,278	(1,126)

Net Interest Income	$(1,590)	$2,968	$1,378

(1) -	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statements of Condition and changes to our margin follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31, 2003			MARCH 31, 2002

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,006,181	$42,986	5.80%	$2,786,207	$44,505	6.48%
Securities Available for Sale (3)	2,230,124	18,971	3.45	1,727,729	17,441	4.09
Time Deposits with Other Banks	223,126	1,329	2.42	262,323	731	1.13
Federal Funds Sold and Reverse Repurchase Agreements	710,000	2,184	1.25	586,830	2,541	1.76

Total Earning Assets and Average Rate Earned (5)	6,169,431	65,470	4.30	5,363,089	65,218	4.93
Reserve for Loan Losses	(25,608)			(29,157)
Cash and Due from Banks	167,005			174,875
Other Assets	465,076			440,622

Total Assets	$6,775,904			$5,949,429

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$4,607,395	$10,903	0.96%	$4,026,968	$13,573	1.37%
Repurchase Agreements and Other Short-Term Borrowings	450,128	1,237	1.11	528,559	1,988	1.53
FHLB Borrowings and Other Long-Term Debt	395,503	3,913	4.01	66,525	1,618	9.86

Total Interest-Bearing Funds and Average Rate Paid	5,453,026	16,053	1.19	4,622,052	17,179	1.51
Demand Deposits (4)	557,074			509,888
Other Liabilities	124,874			105,433
Minority Interest in Preferred Stock of Subsidiaries	248,584			348,143
Shareholders’ Equity	392,346			363,913

Total Liabilities, Minority Interest and
Shareholders’ Equity	$6,775,904			$5,949,429

NET INTEREST INCOME AND SPREAD		$49,417	3.11%		$48,039	3.42%

NET INTEREST MARGIN ON EARNING ASSETS			3.25%			3.63%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.

(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

(5) -	Includes loans held for sale but excludes venture capital investments

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Total Loans	49%	52%
Securities Available for Sale	36	32
Time Deposits with Other Banks	4	5
Federal Funds Sold & Reverse Repurchase Agreements	11	11

	100%	100%

Interest-Bearings Deposits	84%	87%
Repurchase Agreements & Other Short-Term Borrowings	9	11
Long-Term Debt	7	2

	100%	100%

NONINTEREST INCOME

Noninterest income for the first quarter of 2003 totaled $26.1 million, an increase of 41% from the $18.5 million in the first quarter of 2002. This increase resulted primarily from securities gains of $4.6 million, compared to securities gains of $287 thousand in the first quarter of 2002, and a $4.6 million reduction in venture capital losses compared to the prior year. Securities gains increased as the Company sold high-coupon mortgage- backed securities that were prepaying rapidly. The increased securities gains and lower venture capital losses were partially offset by a decline in trust and investment advisory income of $2.4 million.

The year to year decline in trust and investment advisory income was caused in part by the lower market value of assets under management which decreased 5% from $6.85 billion in March 2002 to $6.50 billion in March 2003. Another factor impacting this business activity was the general uncertainty concerning the performance of the stock market. New and existing clients were more inclined to seek less volatile investments, such as fixed income products which typically have lower fee schedules than equity products.

The decline in trust and investment advisory income for the three month period also was attributable to the second quarter 2002 renegotiation of a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust, an open commingled real estate fund. This advisor now will perform all asset management for the fund, but we will continue as trustee, investment manager and custodian, and will provide portfolio-level financial and valuation reporting. The new agreement, which became effective on July 15, 2002, resulted in a reduction in revenue for this business activity for the quarter ended March 31, 2003, of approximately $1.6 million from the same quarter of 2002.

These decreases in noninterest income were partially offset by an increase in service charges and fees of $1.0 million, reflecting the initial successful implementation of several new fee initiatives and increased advisory and foreign exchange fees.

Trust and investment advisory income impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Other segment, and service charge income primarily impacts the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2003, was $58.9 million, an increase of $2.1 million from the $56.8 million reported for the three months ended March 31, 2002. This increase was due principally to increased expenses of $1.0 million for various consultants related to Project EPS and higher pension and other employee benefit costs of $1.0 million. Partially offsetting these increases were decreases in outsourcing fees of $721 thousand and smaller decreases in purchased software and advertising and public relations.

These consulting expenses primarily affect the Other segment. See Note 7-Enhancing Performance and Service, for further discussion of costs related to this initiative. Pension and other employee benefit costs affect all segments with the exception of Riggs Capital Partners.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

In July 2002, the Company awarded 370,000 of its common shares to certain key executives. This award vests in equal amounts through December 2006. In the first quarter of 2003, we recorded $323 thousand of expense related to this award which is recorded in salaries and employee benefits in the Consolidated Statements of Operations. We anticipate recording $969 thousand of expense related to this award for the remainder of 2003 and approximately $1.3 million of expense in each of the next three calendar years. To obtain this award, however, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

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

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $2.45 billion as of March 31, 2003, compared to $2.32 billion as of year-end 2002 and $1.76 billion as of March 31, 2002. The activity for the first three months of 2003 included purchases of securities available for sale totaling $3.01 billion, which were generally offset by maturities and calls, principal payments and sales of securities available for sale totaling $2.88 billion. The weighted- average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 1.1 years and 3.62%, respectively, as of March 31, 2003. As of March 31, 2002, the weighted-average duration and yield were approximately 2.7 years and 4.51%, respectively.

Details on securities available for sale follow:

	MARCH 31, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,999	$—	$—	$4,999
Government Agencies Securities	1,332,523	4,670	11	1,337,182
Mortgage-Backed Securities	1,046,991	12,706	614	1,059,083
Other Securities	52,903	—	2	52,901

Total Securities Available for Sale	$2,437,416	$17,376	$627	$2,454,165

	MARCH 31, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$89,967	$1	$1	$89,967
Government Agencies Securities	841,986	485	3,014	839,457
Mortgage-Backed Securities	787,329	1,446	10,122	778,653
Other Securities	51,401	14	—	51,415

Total Securities Available for Sale	$1,770,683	$1,946	$13,137	$1,759,492

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	DECEMBER 31, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,998	$—	$—	$4,998
Government Agencies Securities	1,268,874	4,499	9	1,273,364
Mortgage-Backed Securities	970,386	15,109	11	985,484
Other Securities	56,049	22	—	56,071

Total Securities Available for Sale	$2,300,307	$19,630	$20	$2,319,917

Realized gains from the sale of securities totaled $4.6 million for the period ended March 31, 2003 and there were no realized losses. For the period ending March 31, 2002, realized gains were $373 thousand and realized losses were $86 thousand.

Substantially all of our available for sale securities have been issued by the U.S. Treasury, an agency of the U.S. Government or a government sponsored entity (such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation) and, therefore, the repayment of substantially all of our securities is either guaranteed by the government or a AAA rated entity. As a result, we believe that timely payment of principal and interest is reasonably assured and any unrealized gain or loss is, therefore, attributable to changes in market interest rates.

The balance of securities available for sale fluctuates in part because of the amount of deposits kept at Riggs by the U.S. Government, as these deposits are collateralized by treasury and agency securities.

LOANS

As of March 31, 2003, loans outstanding totaled $3.08 billion, with residential mortgage/home equity, commercial and financial, and real estate- commercial/construction comprising 54%, 18% and 18% of the portfolio, respectively. At March 31, 2002, these percentages were 49%, 17% and 18%, respectively. The residential mortgage/home equity loans are fully secured with approximately 10% having a loan to value ratio of 90% or greater.

As indicated in the following table, total loans increased from $2.77 billion and $3.01 billion at March 31, 2002, and December 31, 2002, respectively. Since March of 2002, the increases were primarily in the commercial and financial, real estate-commercial/construction, and residential real estate loan portfolios. These increases were partially offset by decreases in home equity, consumer and foreign loans.

As of March 31, 2003, foreign loans outstanding totaled $260.0 million, a decrease of $136.3 million from March 31, 2002. This decrease is primarily attributable to the Company’s continuing de-emphasis of commercial lending at RBEL. As part of this strategy, we sold $138.3 million in loans and loan commitments at RBEL in the third and fourth quarters of 2002.

We periodically purchase residential mortgage loans to utilize liquidity. Since March 2002, we have purchased $473.0 million of these loans at a net premium of approximately $8.8 million. This premium, along with a $3.1 million reduction in net deferred loan costs associated with the sale of loans at RBEL described previously, resulted in the $11.9 million change in the balance of net deferred loan fees, premiums and discounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	MARCH 31,		MARCH 31,		DECEMBER 31,
	2003		2002		2002

(IN THOUSANDS)
Commercial and Financial	$555,942	18%	$469,311	17%	$613,786	20%
Real Estate — Commercial/Construction	558,676	18	499,174	18	559,384	19
Residential Mortgage	1,371,555	45	1,060,761	39	1,226,458	41
Home Equity	268,008	9	285,594	10	279,737	9
Consumer	61,183	2	63,729	2	65,437	2
Foreign	260,033	8	396,329	14	259,290	9

Total Loans	$3,075,397	100%	$2,774,898	100%	$3,004,092	100%
Net Deferred Loan Fees, Premiums and Discounts	8,828		(3,058)		3,813

Loans	$3,084,225		$2,771,840		$3,007,905

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	THREE MONTHS ENDED
	MARCH 31,

(IN THOUSANDS)	2003	2002

Balance, January 1	$25,958	$29,540
Provision for loan losses	926	(1,668)
Loans charged-off	1,421	1,455
Less: Recoveries on charged-off loans	386	524

Net loan charge-offs	1,035	931
Foreign exchange translation adjustments	(52)	(223)

Balance, March 31	$25,797	$26,718

The reserve amount is determined based on the risk in the loan portfolio. For the three month period ended March 31, 2003, we had a consolidated loan loss provision of $926 thousand. A domestic provision was made to provide coverage for the Company’s increased residential real estate loan growth and continuing uncertainties concerning the domestic economy.

Foreign loans and other credits may be adversely affected by political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instability. See Note 15 of Notes to Consolidated Financial Statements in our 2002 Form 10-K.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate (net of reserves) and repossessed assets, totaled $4.4 million as of March 31, 2003, a $3.7 million increase from the year-end 2002 total of $670 thousand and a $486 thousand increase from the March 31, 2002 total of $3.9 million. Of the $4.4 million balance at March 31, 2003, $73 thousand is recorded in our Banking segment, and $4.3 million is in our International Banking segment. The increase in nonperforming assets from year-end 2002 was mainly due to a commercial loan in the amount of $4.1 million at our London operations being placed in the nonaccrual category, partially offset by payments on another London based loan totaling $335 thousand.

In the second quarter of 2002, we sold the last remaining property in our real estate owned portfolio previously held in the Other segment, which as of March 31, 2003, continued to have a balance of $0. The $97 thousand balance in other assets owned is comprised of repossessed equipment and automobiles from our commercial lease financing business in London, which is part of the International Banking segment.

As of March 31, 2003, the Company had a specific reserve of $595 thousand applied to the impaired $4.1 million commercial loan at RBEL mentioned previously.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days increased $238 thousand from December 31, 2002 to $11.3 million at March 31, 2003 and decreased $3.4 million from March 31, 2002.

NONPERFORMING ASSETS AND PAST-DUE LOANS

	MARCH 31,	MARCH 31,	DECEMBER 31,
(IN THOUSANDS)	2003	2002	2002

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$4,264	$625	$548
Renegotiated Loans	—	568	—
Other Real Estate and Repossessed Assets, Net	97	2,682	122

Total Nonperforming Assets	$4,361	$3,875	$670

30-89 DAYS PAST-DUE LOANS (2)	$25,924	$21,436	$35,593

90+ DAYS PAST-DUE LOANS (3)	$11,283	$14,690	$11,045

POTENTIAL PROBLEM LOANS	$119	$462	$5,302

(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2)	Loans contractually past due 30-89 days or more in principal or interest.

(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $5.29 billion as of March 31, 2003, an increase of $51.1 million from $5.24 billion at December 31, 2002, and an increase of $745.4 million from $4.54 billion at March 31, 2002. Compared to the December 31, 2002, and March 31, 2002 totals, deposits increased significantly in time deposits in domestic offices, primarily due to increased compensating balances maintained by a large U.S. governmental customer. Except for fluctuating balances in time deposits in foreign offices, balances in all other categories of deposits increased from both December 31 and March 31 of 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

As a means of reducing deposit reserve requirements, we periodically sweep excess demand funds into money market accounts. The average balances transferred for the three months ended March 31, 2003 and 2002, which are not included in demand deposits in our averages tables, were $472.0 million and $461.1 million, respectively.

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost and without undue stress on our operations. Our Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see Sensitivity to Market Risk). As of March 31, 2003, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $3.48 billion (49% of total assets). This compares to $3.35 billion (49% of total assets) as of December 31, 2002, and $2.68 billion (46% of total assets) as of March 31, 2002. As of March 31, 2003, $1.74 billion of our assets were pledged to secure deposits and other borrowings. This compares to pledged assets of $1.69 billion as of December 31, 2002, and $1.36 billion as of March 31, 2002.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We also have a line of credit available through our membership in the FHLB Atlanta. As of March 31, 2003, December 31, 2002, and March 31, 2002, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $649.9 million, $743.8 million, and $963.0 million, respectively. As of March 31, 2003, December 31, 2002, and March 31, 2002, the amounts outstanding under these lines were $411.5 million, $312.4 million, and $16.1 million, respectively.

In the first quarter of 2003, we borrowed $102.0 million from our credit line at the FHLB. These borrowings were in addition to the $292.0 million we borrowed in December of 2002. These advances have maturity dates through 2007 and bear rates of interest from .79% to 3.70%.

Short-term borrowings are another source of funds that we utilize to meet certain asset/liability and daily cash management objectives and also are used to generate cash and to maintain adequate liquidity. As of March 31, 2003, the Company believes it has sufficient liquidity to meet its future funding needs. However, there are many factors which impact liquidity that are beyond our ability to control or influence and, therefore, we cannot represent that future liquidity will remain adequate.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of March 31, 2003 was $392.0 million, an increase of $2.7 million from year-end 2002 and an increase of $33.5 million from a year ago. The increase from year-end was primarily the result of net income of $5.9 million, partially offset by payments of dividends on our common stock of $1.4 million and unrealized losses on our investment portfolio of $1.9 million. The increase from March 31, 2002 was primarily the result of net income of $17.5 million, $18.2 million in net unrealized securities gains, $2.3 million from the repurchase of trust preferred securities, and $1.5 million in foreign exchange translation adjustments. These year to year increases were partially offset by cash dividends of $5.7 million and unrealized losses on derivatives of $665 thousand.

Book value per common share was $13.74 as of March 31, 2003, compared to $13.65 as of year-end 2002 and $12.57 as of March 31, 2002. The increase in book value from March 31 of the prior year and the increase from year-end 2002 were primarily the result of the net income, dividends, net unrealized securities gains, and repurchases of trust preferred securities described in the preceding paragraph.

On July 24, 2002, we announced the resumption of our stock buyback program. The Company has approved the purchase of up to 600,000 shares of its common stock in the open market from time to time, subject to market conditions. Since that date, we have repurchased 1,000 shares at a price of $12.25 and 14,290 shares at a price of $15.47.

Following are our capital ratios (as defined in the regulations) and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of March 31, 2003 and 2002, and December 31, 2002. For comparative purposes, it should be noted that our trust preferred securities, which at March 31, 2003 carried a blended interest rate of 8.79%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate paid is significantly higher than the target federal funds rate at March 31, 2003, of 1.25%.

Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	MARCH 31,	MARCH 31,	DECEMBER 31,	REQUIRED
	2003	2002	2002	MINIMUMS

RIGGS NATIONAL CORPORATION:
Tier I	13.89%	15.24%	14.13%	4.00%
Combined Tier I and Tier II	19.80	23.60	20.25	8.00
Leverage	7.46	8.13	7.85	4.00

RIGGS BANK N.A.:
Tier I	12.54%	14.48%	12.76%	4.00%
Combined Tier I and Tier II	13.27	15.36	13.52	8.00
Leverage	6.76	7.80	7.17	4.00

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

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of March 31, 2003, the most likely interest rate scenario calls for the federal funds target rate to be flat at 1.25% through December 2003. The federal funds target rate then rises gradually to 4.00% by April 2005, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of March 31, 2003 are shown on the following page. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2003

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:

Net Interest Income Increase/(Decrease)	(1.1)%	1.4%	(5.7)%	2.5%

Net Interest Income Increase/(Decrease)	$(2,154)	$2,682	$(31,016)	$13,441

(1)	Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.

2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.

3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of March 31, 2003, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36- month period, the impact on net interest income did not exceed 6%. The results of the simulation for March 31, 2003 indicated that the Bank was liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings benefit in a declining rate environment from increasing spreads on fixed-rate assets but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

In managing our interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of our interest-rate risk and can effectively alter the interest-rate sensitivity of portions of the Statements of Condition for specified periods of time. Along with financial derivative instruments, the income simulation model includes short- term financial instruments, investment securities, loans, deposits, and other borrowings.

Though we find that the methodologies previously discussed provide a meaningful representation of our interest-rate and market risk sensitivity, factors other than changes in the interest-rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect our risk sensitivity, and, therefore, our net interest income. As with any method of measuring interest-rate risk, certain shortcomings are inherent in our model. As such, the predictive value of our model is not guaranteed.

At March 31, 2003, December 31, 2002 and March 31, 2002, our cumulative one year gap was $(65.6) million, $(51.0) million and $(919.0) million, respectively. A small negative gap, such as that which exists at March 31, 2003, indicates that the Company’s interest rate position is balanced. A negative gap position indicates that the Company would be adversely impacted by rising interest rates since interest earning deposits would reprice more quickly than interest earning assets.

COMMITMENTS

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of March 31, 2003 and 2002, and December 31, 2002 are detailed below:

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

	MARCH 31,	MARCH 31,	DECEMBER 31,
	2003	2002	2002

Commitments to extend credit	$1,128,914	$989,126	$1,039,724

Commercial letters of credit	67,129	81,983	70,479

Stand-by letters of credit	61,340	68,994	53,540

At March 31, 2003, a liability of $72 thousand was recorded in the Consolidated Statement of Condition for the stand-by letters of credit as required by FIN 45. No liability was recorded at March 31, 2002 or December 31, 2002.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $12.7 million and $22.2 million at March 31, 2003 and 2002, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and projections about our future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of our business strategy, hedging activities and our trust and investment advisory income. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

RIGGS NATIONAL CORPORATION

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business we are involved in various types of litigation and disputes that may lead to litigation. The Company believes that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

ITEM 2.   CHANGES IN SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The exhibits listed on page 31 are incorporated by reference or filed herewith in response to this item.

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date: May 14, 2003	/s/ ROBERT L. ALLBRITTON Robert L. Allbritton Chairman of the Board and Chief Executive Officer

Date: May 14, 2003	/s/ STEVEN T. TAMBURO Steven T. Tamburo Treasurer (Chief Financial Officer)

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Robert L. Allbritton Robert L. Allbritton Chief Executive Officer

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Steven T. Tamburo Steven T. Tamburo Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	PAGES

(99.1)	Chief Executive Officer Certification of Quarterly Report on Form 10-Q	32

(99.2)	Chief Financial Officer Certification of Quarterly Report on Form 10-Q	33

(Exhibits omitted are not required or not applicable.)