Form 10-Q
period 2003-06-30
RIGGS NATIONAL CORP
filed 2003-08-14
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $2.50 par value	28,583,412

(Title of Class)	(Outstanding at July 31, 2003)

RIGGS NATIONAL CORPORATION

Unless otherwise indicated, all references in this Quarterly Report on form 10-Q to “we,” “us,” “our,” “Riggs” and the “Company” refer to Riggs National Corporation and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2003	2002

INTEREST INCOME
Interest and Fees on Loans	$40,235	$44,098	$82,004	$87,789
Interest and Dividends on Securities Available for Sale	18,481	18,567	37,452	36,025
Interest on Time Deposits with Other Banks	1,484	484	2,813	1,215
Interest on Federal Funds Sold and Reverse Repurchase Agreements	1,120	1,768	3,304	4,309

Total Interest Income	61,320	64,917	125,573	129,338
INTEREST EXPENSE
Interest on Deposits:
Savings and NOW Accounts	107	269	284	560
Money Market Deposit Accounts	3,704	4,663	7,097	9,201
Time Deposits in Domestic Offices	4,340	6,114	10,271	12,494
Time Deposits in Foreign Offices	1,578	1,826	2,980	4,190

Total Interest on Deposits	9,729	12,872	20,632	26,445

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	1,556	1,714	2,794	3,702
FHLB Borrowings and Other Long-Term Debt	4,319	1,618	8,231	3,236

Total Interest on Short-Term Borrowings and Long-Term Debt	5,875	3,332	11,025	6,938

Total Interest Expense	15,604	16,204	31,657	33,383

Net Interest Income	45,716	48,713	93,916	95,955
Provision for Loan Losses	815	—	1,741	(1,668)

Net Interest Income after Provision for Loan Losses	44,901	48,713	92,175	97,623
NONINTEREST INCOME
Trust and Investment Advisory Income	9,591	11,417	18,997	23,256
Service Charges and Fees	11,810	11,285	23,877	22,335
Venture Capital Investment Losses, Net	(436)	(3,722)	(2,658)	(10,588)
Other Noninterest Income	2,613	2,934	4,864	5,152
Securities Gains, Net	6,507	1,135	11,134	1,422

Total Noninterest Income	30,085	23,049	56,214	41,577
NONINTEREST EXPENSE
Salaries and Employee Benefits	27,721	27,758	56,187	55,221
Occupancy, Net	5,180	5,569	10,535	10,597
Data Processing Services	4,953	5,310	10,160	10,569
Furniture, Equipment and Software	3,573	3,599	7,442	7,650
Other Noninterest Expense	24,057	17,629	40,106	32,610

Total Noninterest Expense	65,484	59,865	124,430	116,647

Income before Taxes and Minority Interest	9,502	11,897	23,959	22,553
Applicable Income Tax Expense	4,189	3,821	9,186	8,136
Minority Interest in Income of Subsidiaries, Net of Taxes	3,544	4,074	7,075	8,990

Net Income	$1,769	$4,002	$7,698	$5,427

EARNINGS PER SHARE- Basic	$0.06	$0.14	$0.27	$0.19
Diluted	0.06	0.14	0.27	0.19

DIVIDENDS DECLARED AND PAID PER SHARE	$0.05	$0.05	$0.10	$0.10

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)	JUNE 30,	DECEMBER 31,	JUNE 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2003	2002	2002

ASSETS
Cash and Due from Banks	$125,077	$244,703	$174,004
Federal Funds Sold and Reverse Repurchase Agreements	1,053,000	610,000	445,000

Total Cash and Cash Equivalents	1,178,077	854,703	619,004

Time Deposits with Other Banks	242,026	203,267	175,561
Securities Available for Sale (at Market Value)	2,191,971	2,319,917	1,742,835
Venture Capital Investments	45,098	49,419	50,802

Loans	2,995,413	3,007,905	2,939,090
Reserve for Loan Losses	(26,385)	(25,958)	(25,318)

Total Net Loans	2,969,028	2,981,947	2,913,772

Premises and Equipment, Net	187,767	190,684	192,553
Other Assets	365,023	225,758	183,718

Total Assets	$7,178,990	$6,825,695	$5,878,245

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits	$622,098	$683,338	$579,596
Interest-Bearing Deposits:
Savings and NOW Accounts	285,251	331,656	261,358
Money Market Deposit Accounts	2,338,335	2,165,449	2,070,480
Time Deposits in Domestic Offices	1,820,471	1,723,474	1,355,713
Time Deposits in Foreign Offices	359,855	335,080	317,243

Total Interest-Bearing Deposits	4,803,912	4,555,659	4,004,794

Total Deposits	5,426,010	5,238,997	4,584,390

Repurchase Agreements and Other Short-Term Borrowings	470,426	470,372	391,660
Other Liabilities	156,386	119,976	174,538
FHLB Borrowings and Other Long-Term Debt	485,525	358,525	66,525

Total Liabilities	6,538,347	6,187,870	5,217,113

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	248,584	248,584	284,284

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value
6/30/03	12/31/02	6/30/02

Authorized	50,000,000	50,000,000	50,000,000
Issued	31,852,506	31,812,022	31,806,653
Outstanding	28,536,418	28,510,224	28,505,855	79,631	79,530	79,517
Additional Paid in Capital	171,272	170,747	169,401
Retained Earnings	209,709	204,865	200,121
Accumulated Other Comprehensive Income (Loss)	3,038	5,468	(834)
Treasury Stock - 3,316,088 shares at June 30, 2003, 3,301,798 shares at December 31, 2002 and 3,300,798 shares at June 30, 2002	(71,591)	(71,369)	(71,357)

Total Shareholders’ Equity	392,059	389,241	376,848

Total Liabilities and Shareholders’ Equity	$7,178,990	$6,825,695	$5,878,245

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
(UNAUDITED)	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823
Comprehensive Income:
Net Income			5,427			5,427
Other Comprehensive Income
Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				6,999		6,999
Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(521)		(521)
Foreign Exchange Translation Adjustments				667		667

Total Other Comprehensive Income						7,145

Total Comprehensive Income						12,572
Issuance of Common Stock for Stock Option Plans-10,950 Shares	28	116				144
Repurchase of Trust Preferred Securities, Net		6,160				6,160
Cash Dividends - Common Stock, $.10 per Share			(2,851)			(2,851)

Balance, June 30, 2002	$79,517	$169,401	$200,121	$(834)	$(71,357)	$376,848

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241
Comprehensive Income:
Net Income			7,698			7,698
Other Comprehensive Loss Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(3,173)		(3,173)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				653		653
Foreign Exchange Translation Adjustments				90		90

Total Other Comprehensive Loss						(2,430)

Total Comprehensive Income						5,268
Issuance of Common Stock for Stock Option and Award Plans-40,484 Shares	101	525				626
Common Stock Repurchase-14,290 shares					(222)	(222)
Cash Dividends - Common Stock, $.10 per Share			(2,854)			(2,854)

Balance, June 30, 2003	$79,631	$171,272	$209,709	$3,038	$(71,591)	$392,059

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
(UNAUDITED)
(IN THOUSANDS)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,698	$5,427
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Provision for Loan Losses	1,741	(1,668)
Losses on Venture Capital Investments	2,658	10,588
Depreciation Expense and Amortization of Leasehold Improvements	8,525	8,162
Net Gains on Sales of Securities Available for Sale	(11,134)	(1,422)
Increase in Other Assets	(11,740)	(1,311)
Increase in Other Liabilities	4,315	19,452

Total Adjustments	(5,635)	33,801

Net Cash Provided By Operating Activities	2,063	39,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Time Deposits with Other Banks	(38,759)	113,903
Proceeds from Maturities of Securities Available for Sale	5,708,631	5,037,630
Proceeds from Sales of Securities Available for Sale	284,980	176,634
Purchases of Securities Available for Sale	(5,952,156)	(5,274,646)
Purchases of Venture Capital Investments	(2,073)	(5,765)
Proceeds from Sale of Venture Capital Investments	3,736	695
Net Decrease (Increase) in Loans	10,161	(76,936)
Proceeds from Sale of OREO	606	2,405
Net Increase in Premises and Equipment	(5,577)	(3,651)
Other, Net	55	297

Net Cash Provided By (Used In) Investing Activities	9,604	(29,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Non-Time Deposits	65,241	(11,711)
Net Increase in Time Deposits	121,772	73,818
Net Increase (Decrease) in Short-Term Borrowings	54	(204,960)
Proceeds from Federal Home Loan Bank Borrowings	127,000	—
Proceeds from the Issuance of Common Stock	626	144
Dividend Payments	(2,854)	(2,851)
Repurchase of Common Stock	(222)	—
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures and Common Stock	—	(54,640)

Net Cash Provided By (Used In) Financing Activities	311,617	(200,200)

Effect of Exchange Rate Changes	90	667

Net Decrease in Cash and Cash Equivalents	323,374	(189,739)
Cash and Cash Equivalents at Beginning of Period	854,703	808,743

Cash and Cash Equivalents at End of Period	$1,178,077	$619,004

SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities Purchases	$34,234	$51,814
Trade Dated Securities Sales	126,993	—
Interest Paid	31,037	34,237

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.	BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for all of 2003. For comparability, certain prior period amounts may have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. Commercial loans are charged-off when it is determined that they cannot be fully recovered and non-commercial loans are generally charged- off or loan foreclosure proceedings begun upon becoming 120 days delinquent or at such time as permitted by law or other regulations. Recoveries of loans previously charged-off are credited to the reserve for loan losses.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to our business, and it is possible there may be unidentified losses in the loan portfolio at June 30, 2003 that may become apparent at a later date pursuant to our analysis or pursuant to comment following regulatory examination. In addition, collateral values, which are valued in the loan underwriting process, may deteriorate such that a loss exposure develops after the loan is made. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
 Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Income.

At June 30, 2003, the Company valued its venture capital portfolio at $45.1 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

Since the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if we deemed it necessary to liquidate our investment within a short period of time, the actual proceeds from the sale could differ significantly from our carrying value. The market for the type of venture capital investments we hold has been impacted over the last several years by a slowing economy, a depressed domestic equity market in which the values of publicly traded technology companies have declined drastically, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

Deferred Tax Assets and Liabilities
 We record a provision for income taxes based upon the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance which results in an increase in income tax expense.

Realized and unrealized losses in our venture capital operations have resulted in the establishment of $13.9 million of deferred tax assets as of June 30, 2003. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.4 million against the deferred tax asset at June 30, 2003. Of this amount, $979 thousand was established in 2003. The Company believes that the unreserved deferred tax asset balance of $7.6 million at June 30, 2003 will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains.

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

Impairment of Long-Lived Assets
 The Company tests for impairment in the carrying value of any asset or group of assets, other than intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets are tested for impairment annually.

In prior years the Company recorded $9.4 million in impairment charges in the Banking segment related to a long-term, fixed-price, non- cancelable project contract due to cost overruns that could not be passed on to subcontractors or other parties to the contract. This contract involves the construction, implementation and maintenance of a computer system to be utilized by the federal government in its cash management and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

reporting. The contract continues to have significant uncertainties as to the on-going operating costs upon full implementation of the new system and the willingness of the counterparty to fund these costs. Since the recoverability of these costs is dependent upon the willingness of the contractual counterparty to fund them, there may be additional impairment associated with this contract. The amount of such losses, if any, cannot be reasonably estimated at this time. At June 30, 2003, the Company has an asset of $10.2 million related to this contract.

In June 2003, we wrote-down the carrying value of a London property held for sale by $3.8 million. The amount of the write-down was determined by an independent appraisal of the property. This write-down generated a $1.3 million deferred tax asset against which a $1.3 million valuation allowance was established.

NOTE 3.	EARNINGS PER SHARE

Earnings per share computations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2003		JUNE 30, 2002

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$1,769	$1,769	$4,002	$4,002

Weighted-Average Shares Outstanding	28,534,363	28,534,363	28,505,803	28,505,803
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	458,817	n/a	413,964

Adjusted Weighted-Average Shares Outstanding	28,534,363	28,993,180	28,505,803	28,919,767

Earnings Per Share	$.06	$.06	$.14	$.14

	SIX MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2003		JUNE 30, 2002

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$7,698	$7,698	$5,427	$5,427

Weighted-Average Shares Outstanding	28,531,253	28,531,253	28,504,324	28,504,324
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	449,607	n/a	364,912

Adjusted Weighted-Average Shares Outstanding	28,531,253	28,980,860	28,504,324	28,869,236

Earnings Per Share	$.27	$.27	$.19	$.19

Approximately 3.7 million and 3.8 million stock options were outstanding at the end of June 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $18.76 per share and $18.82 per share at the end of the same respective periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock-Based Employee Compensation Plans
 At June 30, 2003, the Company had five stock-based compensation plans, which are described more fully in Note 14 of Notes to Consolidated Financial Statements in our 2002 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123,” and related Interpretations. No stock-based compensation cost for these plans is reflected in net income on the Consolidated Statements of Income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In April 2003, the Company awarded 181,813 shares of its common stock to certain key executives. The award will vest in equal amounts through December 2005. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, SFAS 148, and related Interpretations. For the three and six months ended June 30, 2003, we recorded $183 thousand of expense related to this award.

In July 2002, the Company awarded 370,000 shares of its common stock to certain key executives (see Note 14 of Notes to Consolidated Financial Statements in our 2002 Form 10-K). The award vests in equal amounts through December 2006. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, SFAS 148, and related Interpretations. For the three and six months ended June 30, 2003, we recorded $323 thousand and $646 thousand of expense, respectively, related to this award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	SIX MONTHS ENDED JUNE 30,

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2003	2002

Net income, as reported	$7,698	$5,427
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	539	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,178)	(1,096)

Pro forma net income	$6,059	$4,331

Earnings per share:
Basic-as reported	$0.27	$0.19
Basic-pro forma	$0.21	$0.15

Diluted-as reported	$0.27	$0.19
Diluted-pro forma	$0.21	$0.15

Weighted-Average Fair Value of Options and Awards Granted	$5.70	N/A

Weighted-Average Assumptions:
Expected Lives (Years)	9.00	N/A
Risk-Free Interest Rate	4.18%	N/A
Expected Volatility	34.41%	N/A

Expected Dividends (Year to Date Per Share)	$0.10	N/A

There were no options granted in the first six months of 2002. The fair values of the non-fully vested stock options outstanding are used to determine the proforma impact of the options on compensation expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.	OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

SIX MONTHS ENDED JUNE 30, 2002:
Foreign Currency Translation Adjustments	$1,026	$(359)	$667
Unrealized Gains on Securities:
Unrealized Holding Gains Arising During Period	12,189	(4,266)	7,923
Reclassification Adjustment for Gains Realized in Net Income	(1,422)	498	(924)

Net Unrealized Gains on Securities	10,767	(3,768)	6,999

Unrealized Gains on Derivatives:
Unrealized Holding Losses Arising During Period	(470)	165	(305)
Reclassification Adjustment for Gains Realized in Net Income	(332)	116	(216)

Net Unrealized Losses on Derivatives	(802)	281	(521)

Other Comprehensive Income	$10,991	$(3,846)	$7,145

SIX MONTHS ENDED JUNE 30, 2003:
Foreign Currency Translation Adjustments	$138	$(48)	$90
Unrealized Losses on Securities:
Unrealized Holding Gains Arising During Period (1)	6,268	(2,204)	4,064
Reclassification Adjustment for Gains Realized in Net Income	(11,134)	3,897	(7,237)

Net Unrealized Losses on Securities(1)	(4,866)	1,693	(3,173)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,005	(352)	653
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	1,005	(352)	653

Other Comprehensive Loss	$(3,723)	$1,293	$(2,430)

(1)	Tax (expense) benefit reflects a blended tax rate of 35% for the gain (loss) recorded in the U.S. and 30% for the gain (loss) recorded in the U.K.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED	UNREALIZED	ACCUMULATED
	CURRENCY	GAIN (LOSS)	GAIN (LOSS)	OTHER
	TRANSLATION	ON	ON	COMPREHENSIVE
	ADJUSTMENTS	SECURITIES	DERIVATIVES	INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2002:
Balance, December 31, 2001	$(5,679)	$(69)	$(2,231)	$(7,979)
Period Change	667	6,999	(521)	7,145

Balance, June 30, 2002	$(5,012)	$6,930	$(2,752)	$(834)

SIX MONTHS ENDED JUNE 30, 2003:
Balance, December 31, 2002	$(4,154)	$12,746	$(3,124)	$5,468
Period Change	90	(3,173)	653	(2,430)

Balance, June 30, 2003	$(4,064)	$9,573	$(2,471)	$3,038

NOTE 5:	SEGMENT PROFITABILITY

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

Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods, however, are not restated to reflect changes in our revenue and cost allocations and funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Riggs & Co.
Riggs & Co. is the domestic private client and institutional services division that provides trust, private banking and investment management services to a broad customer base. Other services provided consist of tax planning, estate planning, and trust administration. Included in this division are our full-service broker-dealer subsidiary, Riggs Securities Inc., our portfolio management business, and our investment management group, Riggs Investment Advisors, Inc. (RIA).

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

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2003	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$37,230	$5,737	$1,408	$20,887	$3	$8,338	$(12,283)	$61,320

Interest Expense	6,078	5,631	651	5,998	—	9,529	(12,283)	15,604

Funds Transfer Income (Expense)	1,502	10,653	2,608	(16,406)	(744)	2,387		—

Net Interest Income (Loss)	32,654	10,759	3,365	(1,517)	(741)	1,196		45,716

Provision for Loan Losses	(668)	(93)	(54)	—	—	—		(815)

Net Interest Income (Loss)	$31,986	$10,666	$3,311	$(1,517)	$(741)	$1,196	$—	$44,901

NONINTEREST INCOME

Noninterest Income-External Customers	$10,840	$1,566	$10,634	$7,432	$(400)	$13		$30,085

Intersegment Noninterest Income	744	1,430	748	—	—	520	(3,442)	—

Total Noninterest Income	$11,584	$2,996	$11,382	$7,432	$(400)	$533	$(3,442)	$30,085

NONINTEREST EXPENSE

Direct Depreciation and Amortization	$937	$288	$96	$2	$4	$2,364		$3,691

Direct Expense	18,205	11,958	8,353	992	218	25,509	(3,442)	61,793

Overhead and Support	17,506	4,422	4,147	768	107	(26,950)		—

Total Noninterest Expense	$36,648	$16,668	$12,596	$1,762	$329	$923	$(3,442)	$65,484

Income (Loss) Before Taxes and Minority Interest	$6,922	$(3,006)	$2,097	$4,153	$(1,470)	$806	$—	$9,502

Taxes	$1,650	$340	$694	$1,452	$—	$53		$4,189

Minority Interest	—	—	—	—	(4)	3,548		3,544

Net Income (Loss)	$5,272	$(3,346)	$1,403	$2,701	$(1,466)	$(2,795)	$—	$1,769

Total Average Assets	$3,291,618	$697,154	$238,645	$3,046,921	$59,235	$802,416	$(1,648,897)	$6,487,092

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$39,425	$7,691	$1,466	$24,078	$54	$8,566	$(16,363)	$64,917

Interest Expense	10,021	7,177	1,010	4,829	—	9,530	(16,363)	16,204

Funds Transfer Income (Expense)	2,101	9,553	2,852	(17,176)	(922)	3,592		—

Net Interest Income (Loss)	31,505	10,067	3,308	2,073	(868)	2,628		48,713

Provision for Loan Losses	—	1,082	—	—	—	(1,082)		—

Net Interest Income (Loss)	$31,505	$11,149	$3,308	$2,073	$(868)	$1,546	$—	$48,713

NONINTEREST INCOME

Noninterest Income-External Customers	$10,905	$1,041	$12,114	$2,504	$(3,640)	$125		$23,049

Intersegment Noninterest Income	681	2,649	570	—	—	641	(4,541)	—

Total Noninterest Income	$11,586	$3,690	$12,684	$2,504	$(3,640)	$766	$(4,541)	$23,049

NONINTEREST EXPENSE

Direct Depreciation and Amortization	$862	$290	$127	$3	$7	$2,159		$3,448

Direct Expense	18,673	10,459	9,722	907	704	20,493	(4,541)	56,417

Overhead and Support	13,145	3,126	3,220	568	112	(20,171)		—

Total Noninterest Expense	$32,680	$13,875	$13,069	$1,478	$823	$2,481	$(4,541)	$59,865

Income (Loss) Before Taxes and Minority Interest	$10,411	$964	$2,923	$3,099	$(5,331)	$(169)	$—	$11,897

Taxes	$3,049	$401	$1,035	$1,080	$(933)	$(811)		$3,821

Minority Interest	—	—	—	—	(28)	4,102		4,074

Net Income (Loss)	$7,362	$563	$1,888	$2,019	$(4,370)	$(3,460)	$—	$4,002

Total Average Assets	$3,116,717	$702,171	$219,976	$2,904,627	$74,489	$772,850	$(2,109,569)	$5,681,261

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SIX MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2003	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$75,818	$11,075	$2,668	$43,361	$8	$16,666	$(24,023)	$125,573

Interest Expense	13,730	10,470	1,410	11,012	—	19,058	(24,023)	31,657
Funds Transfer Income (Expense)	6,154	20,092	5,372	(35,037)	(1,529)	4,948		—

Net Interest Income (Loss)	68,242	20,697	6,630	(2,688)	(1,521)	2,556		93,916

Provision for Loan Losses	(1,963)	306	(81)	—	—	(3)		(1,741)

Net Interest Income (Loss)	$66,279	$21,003	$6,549	$(2,688)	$(1,521)	$2,553	$—	$92,175

NONINTEREST INCOME

Noninterest Income-External Customers	$21,848	$3,129	$21,151	$12,660	$(2,585)	$11		$56,214

Intersegment Noninterest Income	1,454	3,181	1,495	—	—	1,040	(7,170)	—

Total Noninterest Income	$23,302	$6,310	$22,646	$12,660	$(2,585)	$1,051	$(7,170)	$56,214

NONINTEREST EXPENSE

Direct Depreciation and Amortization	$1,865	$609	$201	$5	$8	$4,699		$7,387

Direct Expense	35,860	20,130	17,647	1,969	440	48,167	(7,170)	117,043

Overhead and Support	33,418	7,950	7,338	1,516	201	(50,423)		—

Total Noninterest Expense	$71,143	$28,689	$25,186	$3,490	$649	$2,443	$(7,170)	$124,430

Income (Loss) Before Taxes and Minority Interest	$18,438	$(1,376)	$4,009	$6,482	$(4,755)	$1,161	$—	$23,959

Taxes	$4,890	$907	$1,376	$2,268	$—	$(255)		$9,186

Minority Interest	—	—	—	—	(21)	7,096		7,075

Net Income (Loss)	$13,548	$(2,283)	$2,633	$4,214	$(4,734)	$(5,680)	$—	$7,698

Total Average Assets	$3,252,043	$653,055	$238,607	$3,207,271	$60,222	$795,044	$(1,575,542)	$6,630,700

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SIX MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
JUNE 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME

Interest Income	$77,888	$15,399	$2,957	$48,065	$111	$17,350	$(32,432)	$129,338

Interest Expense	20,075	14,516	2,157	9,736	—	19,331	(32,432)	33,383

Funds Transfer Income (Expense)	4,743	18,734	5,951	(35,228)	(1,874)	7,674		—

Net Interest Income (Loss)	62,556	19,617	6,751	3,101	(1,763)	5,693		95,955

Provision for Loan Losses	—	1,082	—	—	—	586		1,668

Net Interest Income (Loss)	$62,556	$20,699	$6,751	$3,101	$(1,763)	$6,279	$—	$97,623

NONINTEREST INCOME

Noninterest Income-External Customers	$21,188	$2,211	$24,993	$3,396	$(10,421)	$210		$41,577

Intersegment Noninterest Income	1,401	5,683	1,228	—	—	1,282	(9,594)	—

Total Noninterest Income	$22,589	$7,894	$26,221	$3,396	$(10,421)	$1,492	$(9,594)	$41,577

NONINTEREST EXPENSE

Direct Depreciation and Amortization	$1,846	$598	$252	$6	$14	$4,344		$7,060

Direct Expense	34,886	20,967	19,133	1,822	1,410	40,963	(9,594)	109,587

Overhead and Support	25,772	6,105	6,243	1,076	203	(39,399)		—

Total Noninterest Expense	$62,504	$27,670	$25,628	$2,904	$1,627	$5,908	$(9,594)	$116,647

Income (Loss) Before Taxes and Minority Interest	$22,641	$923	$7,344	$3,593	$(13,811)	$1,863	$—	$22,553

Taxes	$6,876	$421	$2,509	$1,253	$(2,416)	$(507)		$8,136
Minority Interest	—	—	—	—	(77)	9,067		8,990

Net Income (Loss)	$15,765	$502	$4,835	$2,340	$(11,318)	$(6,697)	$—	$5,427

Total Average Assets	$3,030,592	$702,543	$226,152	$3,060,997	$75,529	$796,906	$(2,078,115)	$5,814,604

NOTE 6:	ACCOUNTING FOR DERIVATIVES

Under the provisions of SFAS 133, “Accounting for Derivative Investments and Hedging Activities”, which was amended by SFAS 138 and SFAS 149, (see further discussion in Note 10, “New Financial Accounting Standards”) all derivatives must be recognized as assets or liabilities in the Consolidated Statements of Condition and must be measured at fair value through adjustments to either Other Comprehensive Income or current earnings, depending on the purpose of the derivative. When a derivative contract is entered into, we first determine whether or not it qualifies as a hedge. If it does, we designate it as (1) a hedge of the fair value of a recognized asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income. (See Note 4 for the impact to Other Comprehensive Income.)

The Company has the following hedging instruments at June 30, 2003:

Fair Value Hedges — We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At June 30, 2003 and 2002, we had no fair value hedges. At June 30, 2002 all of the hedged loans were reclassified as Held For Sale. Upon reclassification of these loans, the Company ceased hedge accounting. Since that time, the Company has not entered into any fair value hedge contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Cash Flow Hedges - We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At June 30, 2003, we have 7 such interest rate swaps with a total notional value of $46.6 million versus 6 swaps with a total notional of $42.7 million at June 30, 2002. We also use foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At June 30, 2003, there was 1 contract with a notional value of $517 thousand compared to 30 contracts with a total notional value of $115.5 million at June 30, 2002. The reduction in the number of these contracts is related to the previously disclosed sale of loans at RBEL. For the six months ending June 30, 2003 and 2002, there was no impact to Other Noninterest Income in the Consolidated Statements of Income for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Income in which the income or expense related to the hedged item is recorded. At June 30, 2003, $6 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months compared to $748 thousand of deferred net losses at June 30, 2002. The maximum term over which we were hedging our exposure to the variability of cash flows was 24 months as of June 30, 2003 and 36 months as of June 30, 2002.

The Company uses forward exchange contracts to hedge substantially all of our net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates, in this case for pounds sterling. At June 30, 2003, $575 thousand of net gains related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $837 thousand of net losses at June 30, 2002. The corresponding notional values for these periods was $76.8 million and $69.1 million, respectively.

As of June 30, 2003 and 2002, we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $433 thousand and $999 thousand at June 30, 2003 and 2002, respectively. The impact to the Consolidated Statements of Income from these swaps was a gain of $172 thousand for the first six months of 2003 and a gain of $237 thousand for the same period in 2002. At June 30, 2003, we had 20 interest rate contracts and 2 forward contracts with a total notional value of $81.1 million compared to 21 interest rate contracts and no forward contracts with a total notional value of $79.2 million at June 30, 2002. These instruments are marked to market through current period earnings.

NOTE 7:	ENHANCING PERFORMANCE AND SERVICE

In 2001, the Company announced plans to implement a series of actions intended to enhance its financial performance and customer service. This effort to “Enhance Performance and Service” (Project EPS) consists of a technology initiative, a re-design of operational processes and a realignment of our European operations to focus on private banking and embassy banking. The operational re-design and European realignment have been substantially completed. The domestic technology upgrade is expected to be substantially completed in the third quarter of 2003 and the European technology upgrade will be completed in the first half of 2004.

Progress made on Project EPS during 2002 included the elimination of approximately 100 employee positions, with the anticipation that more will be eliminated during the second half of 2003. In the fourth quarter of 2002 and in January of 2003 we also implemented a new fee structure which resulted in increased fee income of approximately $432 thousand for the second quarter of 2003 compared to the second quarter of 2002. For the six months ended June 30, 2003 the new fee structure has resulted in increased fee income of approximately $860 thousand compared to the first six months of 2002.

The Company expects to capitalize approximately $40.0 million of Project EPS costs that will be amortized over an average of approximately 5 years. In addition, there will be project-related costs that will be expensed as incurred. Management anticipates that over time these expenses will be offset by further expense reductions and by additional fee income from the various Project EPS initiatives. These expenses will be included in the appropriate categories of Noninterest Expense in the Consolidated Statements of Operations and will impact all segments excluding Riggs Capital Partners. Upon completion of the project, management believes that the annual net pre-tax benefit provided by Project EPS to the Company’s earnings will be approximately $9.0 million.

NOTE 8:	SUBSEQUENT EVENTS

Regulatory Matters
On July 16, 2003, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (collectively the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

“Consent Order”) with the Office of the Comptroller of the Currency (“OCC”). The Consent Order addresses the OCC’s findings relative to the Bank’s compliance with the Bank Secrecy Act (“BSA”), as amended, and any related laws and regulations. A description of the more significant provisions of the Consent Order follows.

The Consent Order requires that the Bank maintain a BSA Compliance Committee of at least three (3) directors, the majority of which are not employed by the Bank or related to a Bank employee. Within forty-five days of the Consent Order, and monthly thereafter, the BSA Compliance Committee is required to report the actions needed to achieve compliance with the Consent Order, the actions taken to achieve compliance and the result of those actions.

Among other things, the Consent Order also requires that within thirty (30) days the Bank’s Board of Directors shall engage an independent management consultant to study the Bank’s compliance with BSA, as amended, and any related laws and regulations. In addition, this consultant shall study the responsibilities, competence and capabilities of the Bank’s BSA Officer and supporting staff.

Within sixty (60) days of the Consent Order this consultant or the Bank shall assess the levels of risk for compliance with BSA including risks for all accounts, customers, products, services and geographic areas. In addition, within sixty (60) days, the Bank must complete an evaluation of the capabilities and competencies of the BSA Officer and supporting staff, the adequacy of reporting tools, particularly technology-related tools, necessary to monitor and ensure BSA compliance, the BSA Officer’s structure and independence from Bank management and an evaluation of the types of transactions, accounts, customers, products, services and geographic areas that pose greater than normal risk for compliance with BSA.

Within this sixty (60) day timeframe the Bank will also develop, implement and thereafter ensure adherence to a comprehensive BSA training program for appropriate personnel.

Within ninety (90) days of the Consent Order, the Bank’s Board of Directors shall determine if any changes are needed regarding the BSA Officer or the supporting staff. Within this time period the Board shall also develop, implement and ensure adherence to a written program of policies and procedures to provide for BSA compliance, including those related to the monitoring and reporting of suspicious cash, monetary instrument and wire transfer transactions.

Within one hundred (100) days of the Consent Order, the Board of Directors shall expand the Bank’s BSA audit procedures to include: the development of a formal internal audit schedule with all deviations of more than forty-five (45) days requiring Board approval; development of a program to periodically test the adequacy of internal controls intended to ensure BSA compliance; prompt management response and follow-up to any BSA exception; and a risk-based approach to BSA compliance testing.

Within one hundred and fifty (150) days of the Consent Order, the Board will ensure that the auditor for BSA matters has developed findings and recommendations on the Bank’s internal controls addressing BSA compliance matters and reviewed prior activity for accounts that pose a greater than normal risk for BSA compliance in order to ascertain if any unusual or suspicious transaction has occurred. The Board’s findings will be reported to the OCC.

The Consent Order allows the OCC to take whatever future actions it deems necessary to fulfill its regulatory responsibilities. These actions could include the imposition of a monetary penalty, including a civil-money monetary penalty, at a future date. The amount of such monetary penalty, if any, cannot be estimated at this time.

The provisions of the Consent Order are effective until such time as they are amended, suspended, waived or terminated in writing by the OCC. It is the Company’s intention to fully cooperate with the OCC on this matter.

Depositary Compensation Security (DCS)
Subsequent to June 30, 2003, the United States Department of the Treasury (“Treasury”) changed the method by which it compensates financial agent banks. Fiscal agent banks, including Riggs, had previously been paid for services provided to the Treasury through the earnings on compensating balances which were required to be collateralized. Beginning on July 14, 2003, the Treasury will compensate banks through zero cost deposits and a depositary compensation security (DCS). The Treasury deposits funds in the bank and the bank is required to simultaneously purchase an equal amount of the DCS with the DCS acting as collateral for the deposits. The DCS and deposit balances will be reflected as a net amount on the Statement of Condition in compliance with FIN 39, “Offsetting of Amounts Related to Certain Contracts.” The amount of DCS purchased on July 14, 2003 was approximately $1.1 billion. Earnings on the DCS will be recorded in Other Noninterest Income.

Sale of Funds
On July 18, 2003, we announced an agreement had been reached between Federated Investors, Inc. and the Company for the sale of approximately $470.0 million in mutual fund assets of eight Riggs mutual funds to Federated Investors, Inc. Because of various provisions in the agreement, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

amount of gain recognized as a result of this sale cannot currently be estimated. Management anticipates that the sale will be completed in the quarter ending September 30, 2003.

Check Card Program
In July 2003, we were informed by our credit card program that a fee may be imposed whereby the Company may be required to pay an annual fee of 1% of annual check card sales if future annual check card sales volumes are less than 90% of a base year sales amount of approximately $230 million. Since the Company cannot reasonably estimate future check card sales volumes, the amount of this new fee, if any, cannot currently be estimated. Current annual revenues derived by the Company from its check card program are approximately $3.4 million.

Trust Preferred Repurchases
In August of 2003, we repurchased, in a cash transaction, $2.6 million of trust preferred securities at a blended interest rate of 8.83%. This repurchase was at par.

NOTE 9:	RELATED PARTY TRANSACTIONS

Prior to and during the six months ended June 30, 2003, we entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 10:	NEW FINANCIAL ACCOUNTING STANDARDS

SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123,” was issued in December 2002. It amends SFAS 123, “Accounting for Stock Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock- based employee compensation. Finally, this statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This interim disclosure is contained in Note 3, Earnings Per Share of this Form 10-Q. We currently do not anticipate changing to the fair value based method of accounting for stock based compensation.

SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity,” was issued in May 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It accomplishes this by requiring that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003, with minor exceptions, and should be applied prospectively. The statement will not have a material impact on the Company.

On May 30, 2003, the FASB issued FASB Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.” It establishes standards for issuers’ classification as liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity, including financial instruments that are mandatorily redeemable on a fixed or determinable date. Our guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures (“trust preferred securities”), currently classified on our consolidated Statements of Condition as minority interest, meet that description. The statement is effective at the beginning of the first interim period beginning after June 15, 2003. Therefore, we will begin reporting our trust preferred securities as a long-term liability in our financial statements dated September 30, 2003. Restatement of prior periods is not permitted. The related interest expense, currently included in minority interest, net of taxes, on our Consolidated Statements of Income, will be reported as (gross) interest expense, thereby decreasing net interest income. The tax benefit attributable to this interest expense will be recorded in applicable income tax expense in the Consolidated Statements of Income. There will be no impact on earnings as a result of the implementation of SFAS 150.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable. When the guarantor has assumed a “stand-ready” obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003. At June 30, 2003, a liability of $223 thousand existed for the stand-by letters of credit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No. 51.” This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities acquired after that date. FIN 46 also applies to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. Riggs currently has no variable interest entities which require consolidation of previously unconsolidated entities.

FIN 46 may, however, have implications for how our trust preferred securities are reported in the consolidated financial statements. The two trusts formed to issue the trust preferred securities may no longer be consolidated since the economic risks associated with the trusts are held by the holders of the trust preferred securities rather than Riggs, which has a controlling equity interest. It would mean that the Company would no longer consolidate the trust preferred securities as minority interest but, rather, would hold debt payable to a related party. This change may also impact regulatory capital as further described in “Shareholders’ Equity and Regulatory Capital” in Management’s Discussion and Analysis.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

We recorded net income of $1.8 million, or $0.06 per diluted share, for the second quarter of 2003, compared to net income of $4.0 million, or $0.14 per diluted share, in the second quarter of 2002. The decrease in earnings in the second quarter of 2003 was due primarily to increases in noninterest expense, which increased from $59.9 million in 2002 to $65.5 million in the current year, and lower net interest income, which decreased from $48.7 million a year ago to $45.7 million for the current quarter. Offsetting these decreases to earnings was a $7.0 million increase in noninterest income. Return on average assets was .11% for the three months ended June 30, 2003, compared to .28% for the same period a year ago, and return on average shareholders’ equity was 1.81% for the three months ended June 30, 2003, compared to 4.36% for the same period in June 30, 2002.

For the six months ended June 30, 2003, we recorded net income of $7.7 million, or $0.27 per diluted share, compared to net income of $5.4 million, or $0.19 per diluted share, in the first half of 2002. The increase in earnings in the first half of 2003 compared to the prior year was due primarily to increased securities gains of $9.7 million and reduced venture capital losses of $7.9 million. Offsetting these earnings increases was a $7.8 million increase in noninterest expense. Also, net interest income decreased from $96.0 million to $93.9 million. Return on average assets was .23% for the six months ended June 30, 2003, compared to .19% for the same period a year ago. Return on average shareholders’ equity was 3.95%, compared to 2.99% for the six months ended June 30, 2002.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $46.9 million in the second quarter of 2003, a decrease of $2.6 million (or 5.3%) from the $49.5 million for the same quarter in 2002. The decrease was primarily due to a decrease in interest income (from $65.7 million to $62.5 million) that was significantly larger than the decrease in interest expense (from $16.2 million to $15.6 million). Decreases in interest rates earned on loans and securities were the major contributors to the decline in interest income, as prepayments increased resulting in more rapid amortization of purchase premiums, partially offset by increases in volume. The decrease in revenues was partially offset by a decrease in interest expense on deposits. Since mid-December 2002, the Company has borrowed $419.0 million from the FHLB at rates ranging from .78% to 3.70%. The Company uses these advances to fund the purchase of mortgage-backed securities as part of a leverage strategy to utilize our strong capital position. The goal of this strategy is to increase net interest income. The average rate of FHLB borrowings outstanding at June 30, 2003 was 2.59%. As interest rates have continued to decrease within the past year, loans and other assets have prepaid and repriced quickly. Due to market forces, however, the Company has found it increasingly difficult to pass on these rate decreases to its deposit customers. At the same time, deposit volumes have increased as the result of customers seeking to place their money in more secure, insured fixed-income products.

For the six months ended June 30, 2003, net interest income on a tax-equivalent basis totaled $96.3 million, a decrease of $1.3 million (or 1.3%) from the $97.6 million for the same period in 2002. The decrease was primarily due to a larger decrease in interest income (from $131.0 million to $128.0 million) than in interest expense (from $33.4 million to $31.7 million). As it was for the three month period, decreases in interest rates earned on loans and securities were the major contributors to the decline in interest income, which was partially offset by decreased interest expense on deposits. Market forces affecting net interest income for the three month period have also affected the six-month period.

For the three months ended June 30, 2003, compared to the same quarter in the prior year, the net interest margin decreased from 3.88% to 3.21%. For the six months ended June 30, 2003, the net interest margin was 3.23%, a decrease of 53 basis points from the same period a year ago. The decrease in interest rates on the Company’s assets noted previously was a significant reason for the margin decline in both periods, caused both by market forces and sales of mortgage-backed securities. Proceeds from these sales were used to purchase securities at the lower prevailing market rates. In addition, margin is impacted by the amount of deposits that the U.S. Government and its agencies place on deposit at Riggs. Since these deposits have a lower spread relationship than that obtainable in the general marketplace, the more kept on deposit at Riggs by these entities, the lower margin Riggs is generally able to attain and, conversely, the lower the amount of deposits that these institutions keep on deposit with us, generally, the higher the margin we attain. These deposits have a lower spread relationship since the funds are reinvested in short-term assets (generally 30 days or shorter) which generally yield less than loans of comparable maturities. See “Subsequent Events.”

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2003 VS. 2002			JUNE 30, 2003 VS. 2002

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(6,009)	$2,530	$(3,479)	$(10,904)	$5,905	$(4,999)
Securities Available for Sale	(5,301)	5,215	(86)	(8,314)	9,741	1,427
Time Deposits with Other Banks	762	238	1,000	1,504	94	1,598
Federal Funds Sold and Reverse Repurchase Agreements	(503)	(145)	(648)	(1,359)	354	(1,005)

Total Interest Income	(11,051)	7,838	(3,213)	(19,073)	16,094	(2,979)

Interest Expense:
Interest-Bearing Deposits	(4,030)	887	(3,143)	(8,472)	2,659	(5,813)
Repurchase Agreements and Other Short-Term Borrowings	(356)	198	(158)	(810)	(98)	(908)
FHLB Borrowings and Other Long-Term Debt	(1,602)	4,303	2,701	(3,048)	8,043	4,995

Total Interest Expense	(5,988)	5,388	(600)	(12,330)	10,604	(1,726)

Net Interest Income	$(5,063)	$2,450	$(2,613)	$(6,743)	$5,490	$(1,253)

(1)	-	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

The above demonstrates that reductions in net interest income for both the three and six month periods ended June 30, 2003 compared to comparable periods of 2002 are primarily attributable to rate changes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statements of Condition and changes to our margin for the quarters ended June 30 follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2002

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,025,493	$41,428	5.49%	$2,857,469	$44,907	6.30%
Securities Available for Sale (3)	2,209,490	18,481	3.35	1,665,450	18,567	4.47
Time Deposits with Other Banks	258,362	1,484	2.30	187,242	484	1.04
Federal Funds Sold and Reverse Repurchase Agreements	367,802	1,120	1.22	403,268	1,768	1.76

Total Earning Assets and Average Rate Earned (5)	5,861,147	62,513	4.28	5,113,429	65,726	5.16
Reserve for Loan Losses	(25,760)			(26,463)
Cash and Due from Banks	176,770			161,910
Other Assets	474,935			432,385

Total Assets	$6,487,092			$5,681,261

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$4,210,082	$9,729	0.93%	$3,924,494	$12,872	1.32%
Repurchase Agreements and Other Short-Term Borrowings	463,496	1,556	1.35	411,709	1,714	1.67
FHLB Borrowings and Other Long-Term Debt	482,503	4,319	3.59	66,525	1,618	9.73

Total Interest-Bearing Funds and Average Rate Paid	5,156,081	15,604	1.21	4,402,728	16,204	1.48
Demand Deposits (4)	556,124			504,741
Other Liabilities	133,433			118,812
Minority Interest in Preferred Stock of Subsidiaries	248,584			286,921
Shareholders’ Equity	392,870			368,059

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,487,092			$5,681,261

NET INTEREST INCOME AND SPREAD		$46,909	3.07%		$49,522	3.68%

NET INTEREST MARGIN ON EARNING ASSETS			3.21%			3.88%

(1)	-	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)	-	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3)	-	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4)	-	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5)	-	Includes loans held for sale but excludes venture capital investments

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statements of Condition and changes to our margin for the six months ended June 30 follows:

	SIX MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2003			JUNE 30, 2002

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,015,890	$84,414	5.64%	$2,822,035	$89,413	6.39%
Securities Available for Sale (3)	2,219,750	37,452	3.40	1,696,417	36,025	4.28
Time Deposits with Other Banks	240,842	2,813	2.36	224,575	1,215	1.09
Federal Funds Sold and Reverse Repurchase Agreements	537,956	3,304	1.24	494,542	4,309	1.76

Total Earning Assets and Average Rate Earned (5)	6,014,438	127,983	4.29	5,237,569	130,962	5.04
Reserve for Loan Losses	(25,684)			(27,803)
Cash and Due from Banks	171,914			168,357
Other Assets	470,032			436,481

Total Assets	$6,630,700			$5,814,604

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$4,407,641	$20,632	0.94%	$3,975,448	$26,445	1.34%
Repurchase Agreements and Other Short-Term Borrowings	456,849	2,794	1.23	469,811	3,702	1.59
FHLB Borrowings and Other Long-Term Debt	439,243	8,231	3.78	66,525	3,236	9.73

Total Interest-Bearing Funds and Average Rate Paid	5,303,733	31,657	1.20	4,511,784	33,383	1.49
Demand Deposits (4)	556,597			507,300
Other Liabilities	129,177			112,160
Minority Interest in Preferred Stock of Subsidiaries	248,584			317,363
Shareholders’ Equity	392,609			365,997

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,630,700			$5,814,604

NET INTEREST INCOME AND SPREAD		$96,326	3.09%		$97,579	3.55%

NET INTEREST MARGIN ON EARNING ASSETS			3.23%			3.76%

(1)	-	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)	-	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3)	-	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4)	-	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5)	-	Includes loans held for sale but excludes venture capital investments

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED
	JUNE 30,

	2003	2002

Total Loans	52%	56%
Securities Available for Sale	38	33
Time Deposits with Other Banks	4	4
Federal Funds Sold & Reverse Repurchase Agreements	6	7

	100%	100%

Interest-Bearings Deposits	82%	89%
Repurchase Agreements & Other Short-Term Borrowings	9	9
Long-Term Debt	9	2

	100%	100%

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

Total Loans	50%	54%
Securities Available for Sale	37	32
Time Deposits with Other Banks	4	4
Federal Funds Sold & Reverse Repurchase Agreements	9	10

	100%	100%

Interest-Bearings Deposits	83%	88%
Repurchase Agreements & Other Short-Term Borrowings	9	10
Long-Term Debt	8	2

	100%	100%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

NONINTEREST INCOME

Noninterest income for the second quarter of 2003 totaled $30.1 million, an increase of 31% from the $23.0 million in the second quarter of 2002. This increase resulted primarily from securities gains of $6.5 million, compared to securities gains of $1.1 million in the second quarter of 2002, and a $3.3 million reduction in venture capital losses compared to the prior year. Securities gains increased as the Company sold high-coupon mortgage- backed securities that were repaying rapidly. Since many of these bonds were purchased at a premium, faster repayment of principal resulted in more rapid amortization of the purchase premium, thus negatively impacting interest income. The increased securities gains and lower venture capital losses were partially offset by a decline in trust and investment advisory income of $1.8 million as discussed below.

For the six months ended June 30, 2003, noninterest income totaled $56.2 million, an increase of 35% from the $41.6 million in the first half of 2002. This increase resulted primarily from securities gains of $11.1 million, compared to securities gains of $1.4 million in the second half of 2002, and a $7.9 million reduction in venture capital losses compared to the prior year. As with the three month period, securities gains resulted from the sale of mortgage-backed securities which, as noted above, were often purchased at a premium which was, because of declining rates, being amortized into income on an accelerated basis. We also had an increase in service charges and fees of $1.5 million, reflecting the initial successful implementation of several new fee initiatives and increased advisory and foreign exchange fees. The increased securities gains and lower venture capital losses were partially offset by a decline in trust and investment advisory income of $4.3 million.

The declines in trust and investment advisory income for the three and six month periods were primarily attributable to the second quarter 2002 renegotiation of a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust, an open commingled real estate fund which resulted in a reduction in revenue for this business activity for the quarter ended June 30, 2003, of approximately $1.6 million from the same quarter of 2002, and of approximately $3.1 million for the six months then ended.

Trust and investment advisory income impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment, and service charge income primarily impacts the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2003, was $65.5 million, an increase of $5.6 million from the $59.9 million reported for the three months ended June 30, 2002. This increase was due principally to a $3.8 million write-down of a property held for sale in London. The amount of the write-down was based upon an independent appraisal of the property’s value. Also contributing to the increased expenses were $3.3 million for various external consultants related to Project EPS and the Company’s comprehensive BSA audit and compliance effort.

For the six months ended June 30, 2003, noninterest expense was $124.4 million, an increase of $7.8 million from the $116.6 million reported for the comparable period in 2002. As with the three month period, this increase was due principally to the write-down in London and to increased consulting expenses.

The real property write-down and the consulting expenses primarily affect the Other segment. See Notes 7 and 8, “Enhancing Performance and Service” and “Subsequent Events,” for further discussion of costs and other matters related to these initiatives.

In July 2002, the Company awarded 370,000 of its common shares to certain key executives. This award vests in equal amounts through December 2006. In the first half of 2003, we recorded $646 thousand of expense related to this award which is recorded in salaries and employee benefits in the Consolidated Statements of Income. We anticipate recording an additional $646 thousand of expense related to this award during the remainder of 2003 and approximately $1.3 million of expense in each of the next three calendar years. To obtain this award, however, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

We periodically perform strategic reviews of our business operations including, but not limited to, operating segments, sub-segments, products, delivery channels and back-office operations to endeavor to ensure that levels of performance are adequate or can be modified in such a way and within a reasonable timeframe so as to meet expected requirements. If it is determined that our requirements cannot be met in a satisfactory way and timeframe, we may in the future sell, wind-down, abandon or take any other measures deemed necessary and prudent for the long-term benefit of the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $2.19 billion as of June 30, 2003, compared to $2.32 billion as of year-end 2002 and $1.74 billion as of June 30, 2002. The activity for the first six months of 2003 included purchases of securities available for sale totaling $5.95 billion, which were generally offset by maturities and calls, principal payments and sales of securities available for sale totaling $5.99 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 1.2 years and 3.24%, respectively, as of June 30, 2003. As of June 30, 2002, the weighted-average duration and yield were approximately 1.8 years and 4.38%, respectively.

Details on securities available for sale follow:

	JUNE 30, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$30,141	$19	$4	$30,156
Government Agencies Securities	1,179,480	3,036	70	1,182,446
Mortgage-Backed Securities	915,720	12,360	638	927,442
Other Securities	51,886	41	-	51,927

Total Securities Available for Sale	$2,177,227	$15,456	$712	$2,191,971

	JUNE 30, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,998	$-	$-	$4,998
Government Agencies Securities	941,466	2,524	117	943,873
Mortgage-Backed Securities	737,530	8,624	406	745,748
Other Securities	48,180	36	-	48,216

Total Securities Available for Sale	$1,732,174	$11,184	$523	$1,742,835

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

	DECEMBER 31, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,998	$-	$-	$4,998
Government Agencies Securities	1,268,874	4,499	9	1,273,364
Mortgage-Backed Securities	970,386	15,109	11	985,484
Other Securities	56,049	22	-	56,071

Total Securities Available for Sale	$2,300,307	$19,630	$20	$2,319,917

Realized gains from the sale of securities totaled $6.5 million for the quarter ended June 30, 2003 and there were no realized losses. For the quarter ended June 30, 2002, realized gains were $1.1 million and there were no realized losses. Securities gains increased year to year as the Company sold high-coupon mortgage-backed securities that were repaying rapidly and, thus, reducing anticipated yields as purchase premiums were amortized on an accelerated basis.

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

The balance of securities available for sale fluctuates in part because of the amount of deposits kept at Riggs by the U.S. Government, as these deposits are collateralized by treasury and agency securities. See “Subsequent Events.”

LOANS

As of June 30, 2003, loans outstanding totaled $3.00 billion, with residential mortgage/home equity, commercial and financial, and real estate- commercial/construction comprising 51%, 18% and 21% of the portfolio, respectively. At June 30, 2002, these percentages were 51%, 17% and 19%, respectively. The residential mortgage/home equity loans are fully secured with approximately 9% having a loan to value ratio of 90% or greater.

As indicated in the following table, total loans increased from $2.94 billion at June 30, 2002. Since that time, the increases were primarily in the commercial and financial, real estate-commercial/construction, and residential real estate loan portfolios. These increases were partially offset by decreases in home equity, consumer and foreign loans.

As of June 30, 2003, foreign loans outstanding totaled $235.4 million, a decrease of $76.4 million from June 30, 2002. This decrease is primarily attributable to the Company’s continuing de-emphasis of commercial lending at RBEL. As part of this strategy, we sold $138.3 million in loans and loan commitments at RBEL in the third and fourth quarters of 2002. At June 30, 2003, the commercial loans remaining at London amounted to $30.2 million.

We periodically purchase residential mortgage loans to utilize liquidity. Since June 2002, we have purchased $450.9 million of these loans at a net premium of approximately $9.7 million. This premium was the major factor in the $9.3 million change in the balance of net deferred loan fees, premiums and discounts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

COMPOSITION OF LOAN PORTFOLIO

	JUNE 30,		JUNE 30,		DECEMBER 31,
	2003		2002		2002

(IN THOUSANDS)
Commercial and Financial	$525,467	18%	$496,876	17%	$613,786	20%
Real Estate – Commercial/Construction	628,360	21	544,035	18	559,384	19
Residential Mortgage	1,266,091	42	1,146,723	39	1,225,211	41
Loans Available for Sale	-	-	88,679	3	1,247	-
Home Equity	269,890	9	288,857	10	279,737	9
Consumer	63,073	2	64,311	2	65,437	2
Foreign	235,444	8	311,867	11	259,290	9

Total Loans	$2,988,325	100%	$2,941,348	100%	$3,004,092	100%

Net Deferred Loan Fees, Premiums and Discounts	7,088		(2,258)		3,813

Loans	$2,995,413		$2,939,090		$3,007,905

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	SIX MONTHS ENDED
	JUNE 30,

(IN THOUSANDS)	2003	2002

Balance, January 1	$25,958	$29,540
Provision for loan losses	1,741	(1,668)

Loans charged-off	2,146	3,754
Less: Recoveries on charged-off loans	775	777

Net loan charge-offs	1,371	2,977

Foreign exchange translation adjustments	57	423

Balance, June 30	$26,385	$25,318

The reserve amount is determined based on the risk of loss in the loan portfolio. For the six month period ended June 30, 2003, we had a consolidated loan loss provision of $1.7 million. A domestic provision was made to provide coverage for the Company’s increased residential and commercial real estate loan growth, continuing uncertainties concerning the domestic economy, and additional consumer loan losses. Due to significant improvement in asset quality, the Company recorded a negative loan loss provision of $1.7 million during the first half of 2002.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans and other real estate (net of reserves) and repossessed assets, totaled $4.5 million as of June 30, 2003, a $3.8 million increase from the year-end 2002 total of $670 thousand and a $2.3 million increase from the June 30, 2002 total of $2.2 million. Of the $4.5 million balance at June 30, 2003, $278 thousand is recorded in our Banking segment, and $4.2 million is in our International Banking segment. The increase in nonperforming assets from year-end 2002 was mainly due to a commercial loan in the amount of $4.2 million at our London operations being placed in the nonaccrual category, partially offset by payments on this and another London based loan totaling $556 thousand.

The $85 thousand balance in other assets owned is comprised of repossessed equipment and automobiles from our commercial lease financing business in London, which is part of the International Banking segment. At June 30, 2003, we continued to have no real estate held as other assets.

As of June 30, 2003, the Company had a specific reserve of $1.1 million applied to the impaired $4.2 million commercial loan at RBEL mentioned previously.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans, and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days decreased $1.5 million from December 31, 2002 to $9.5 million at June 30, 2003 and decreased $2.1 million from June 30, 2002.

NONPERFORMING ASSETS AND PAST-DUE LOANS

	JUNE 30,	JUNE 30,	DECEMBER 31,
(IN THOUSANDS)	2003	2002	2002

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$4,431	$310	$548
Renegotiated Loans	-	255	-
Other Real Estate and Repossessed Assets, Net	85	1,641	122

Total Nonperforming Assets	$4,516	$2,206	$670

30-89 DAYS PAST-DUE LOANS (2)	$23,237	$16,544	$35,593

90+ DAYS PAST-DUE LOANS (3)	$9,513	$11,591	$11,045

POTENTIAL PROBLEM LOANS	$913	$535	$5,302
(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.
(2)	Loans contractually past due 30-89 days or more in principal or interest.
(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $5.43 billion as of June 30, 2003, an increase of $187.0 million from $5.24 billion at December 31, 2002, and an increase of $841.6 million from $4.58 billion at June 30, 2002. Compared to the December 31, 2002, and June 30, 2002 totals, deposits increased significantly in time deposits in domestic offices, primarily due to increased compensating balances maintained by a large U.S. governmental customer. Except for fluctuating balances in demand and savings and NOW accounts, deposits in all other categories of deposits increased from both December 31 and June 30 of 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

As a means of reducing deposit reserve requirements, we periodically sweep excess demand funds into money market accounts. The average balances transferred for the three months ended June 30, 2003 and 2002, which are not included in demand deposits in our averages tables, were $491.5 million and $470.5 million, respectively. For the six months ended June 30, 2003 and 2002, the average balances transferred were $481.8 million and $465.8 million, respectively.

FHLB BORROWINGS AND OTHER LONG-TERM DEBT

Long-term debt at June 30, 2003 consisted of $66.5 million, 9.65% fixed rate, subordinated debentures due in 2009, and $419.0 million in FHLB advances. At June 30, 2002, long-term debt consisted solely of the $66.5 million subordinated debentures whereas at December 31, 2002 the balance also included $292.0 million in FHLB advances. The debentures cannot be called, and qualify as tier II capital for regulatory purposes. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%. The FHLB advances have maturity dates through 2007 and carry a blended rate at June 30, 2003, of 2.59%. Of the $419.0 million, $25.0 million is callable in 2005. The Company uses these advances to fund the purchase of mortgage-backed securities as part of a leverage strategy to utilize our strong capital position. The goal of this strategy is to increase net interest income.

As the result of FASB Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” we will begin reporting our trust preferred securities as long-term debt in our financial statements dated September 30, 2003. Currently it is classified as “Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures.” The balance at June 30, 2003 was $248.6 million. The related interest expense, currently classified as minority interest, net of taxes, in our Consolidated Statements of Income, will henceforth be reported as (gross) interest expense on long-term debt and the income tax benefit associated with this expense will be included in Applicable Income Taxes. See also discussion in “Shareholders’ Equity and Regulatory Capital.”

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost. Our Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see Item 3-Sensitivity to Market Risk). As of June 30, 2003, our liquid assets, on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $3.58 billion (50% of total assets). This compares to $3.35 billion (49% of total assets) as of December 31, 2002, and $2.54 billion (43% of total assets) as of June 30, 2002. As of June 30, 2003, $1.77 billion of our assets were pledged to secure deposits and other borrowings. This compares to pledged assets of $1.69 billion as of December 31, 2002, and $1.30 billion as of June 30, 2002.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We also have a line of credit available through our membership in the FHLB Atlanta. As of June 30, 2003, December 31, 2002, and June 30, 2002, short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $610.3 million, $743.8 million, and $961.3 million, respectively. As of June 30, 2003, December 31, 2002, and June 30, 2002, the amounts outstanding under these lines were $446.0 million, $312.4 million, and $14.5 million, respectively.

During the first six months of 2003, we borrowed $127.0 million from our credit line at the FHLB. These borrowings were in addition to the $292.0 million we borrowed in December of 2002. These advances have maturity dates through 2007 and bear rates of interest from .78% to 3.70%.

Short-term borrowings are another source of funds that we utilize to meet certain asset/liability and daily cash management objectives and also are used to generate cash and to maintain adequate liquidity. As of June 30, 2003, the Company believes it has sufficient liquidity to meet its future funding needs. However, there are many factors which impact liquidity that are beyond our ability to control or influence and, therefore, we cannot represent that future liquidity will remain adequate.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of June 30, 2003 was $392.1 million, an increase of $2.8 million from year-end 2002 and an increase of $15.2 million from a year ago. The increase from year-end was primarily the result of net income of $7.7 million, partially offset by payments of dividends on our common stock of $2.9 million and a decrease in the net unrealized gain on our investment portfolio of $3.2 million. The increase from June 30,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS, CONTINUED

2002 was primarily the result of net income of $15.3 million, $2.6 million in net unrealized securities gains, $1.3 million from the repurchase of trust preferred securities, and $948 thousand in foreign exchange translation adjustments. These year to year increases were partially offset by cash dividends of $5.7 million.

Book value per common share was $13.74 as of June 30, 2003, compared to $13.65 as of year-end 2002 and $13.22 as of June 30, 2002. The increase in book value from June 30 of the prior year and the increase from year-end 2002 were primarily the result of the net income, net unrealized securities gains, repurchases of trust preferred securities, and foreign exchange translation adjustments described in the preceding paragraph.

On July 24, 2002, we announced the resumption of our stock buyback program. The Company has approved the purchase of up to 600,000 shares of its common stock in the open market from time to time, subject to market conditions. Since that date, we have repurchased 1,000 shares at a price of $12.25 and 14,290 shares at a price of $15.47.

Following are our regulatory capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of June 30, 2003 and 2002, and December 31, 2002. For comparative purposes, it should be noted that our trust preferred securities, which at June 30, 2003 carried a blended interest rate of 8.79%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate is significantly higher than the target federal funds rate at June 30, 2003, of 1.00%.

As a result of FASB Financial Interpretation No. 46 (FIN 46), the two trusts formed by us to issue our trust preferred securities may no longer be consolidated, thus raising the issue of whether the debentures issued by these trusts will continue to be recognized as regulatory capital. On July 2, 2003, however, the Federal Reserve issued instructions, stating that “Organizations should continue to include trust preferred securities...in their Tier I capital for regulatory capital purposes...until notice is given to the contrary.” The Company is closely monitoring this issue.

Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations.

	JUNE 30,	JUNE 30,	DECEMBER 31,	REQUIRED
	2003	2002	2002	MINIMUMS

RIGGS NATIONAL CORPORATION:
Tier I	13.24%	15.31%	14.13%	4.00%
Combined Tier I and Tier II	18.85	23.25	20.25	8.00
Leverage	7.82	8.64	7.85	4.00

RIGGS BANK N.A.:
Tier I	12.10%	14.64%	12.76%	4.00%
Combined Tier I and Tier II	12.82	15.46	13.52	8.00
Leverage	7.21	8.36	7.17	4.00

The ratios of total shareholders’ equity to total assets were 5.46%, 5.70%, and 6.41% at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks are discussed in our Annual Report on Form 10-K. We have determined that interest- rate risk may have a material impact on our financial performance, and we have established the Asset/Liability Committee to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. We also have risk associated with foreign currency exchange which we attempt to mitigate through various hedges. See Note 6-Accounting for Derivatives.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of June 30, 2003, the most likely interest rate scenario calls for the federal funds target rate to be flat at 1.00% through August 2004. The federal funds target rate then rises gradually to 3.00% by March 2006, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of June 30, 2003 are shown following. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM JUNE 30, 2003

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:

Net Interest Income Increase/(Decrease)	(1.7)%	0.7%	(1.4)%	0.5%

Net Interest Income Increase/(Decrease)	$(2,892)	$1,154	$(7,025)	$2,243

(1)	Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.

2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.

3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of June 30, 2003, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 2%. For a 300 basis point movement in rates versus the “most likely” scenario over a 36- month period, the impact on net interest income also did not exceed 2%. The results of the simulation for June 30, 2003 indicated that the Bank was slightly liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings benefit in a declining rate environment from increasing spreads on fixed-rate assets but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

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

COMMITMENTS

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of June 30, 2003 and 2002, and December 31, 2002 are:

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

	JUNE 30,	JUNE 30,	DECEMBER 31,
	2003	2002	2002

Commitments to extend credit	$1,214,979	$910,677	$1,039,724

Commercial letters of credit	50,929	51,304	70,479

Stand-by letters of credit	62,788	59,199	53,540

At June 30, 2003, a liability of $223 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit. No liability was recorded at June 30, 2002 or December 31, 2002.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $12.5 million and $20.1 million at June 30, 2003 and 2002, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

With the participation and under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and as of the end of the period covered by the report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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

The Annual Meeting of the shareholders of the Corporation was held on April 16, 2003, in Washington, D.C. Chairman of the Board Robert L. Allbritton presided and 26,652,941 of the 28,505,650 shares outstanding as of the record date of February 28, 2003 were represented in person or by proxy.

1-Election of Directors

Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

	Total	Total
	Votes For	Votes Withheld

Joe L. Allbritton	24,196,464	4,047,004

Robert L. Allbritton	24,203,910	4,047,004

J. Carter Beese, Jr.	24,228,926	4,047,004

Charles A. Camalier, III	24,428,103	4,047,004

Timothy C. Coughlin	24,227,143	4,047,004

Lawrence I. Hebert	23,966,320	4,047,004

Steven B. Pfeiffer	24,439,550	4,047,004

Robert L. Sloan	25,629,104	4,047,004

Jack Valenti	25,854,721	4,047,004

William L. Walton	23,192,299	4,047,004

Eddie N. Williams	25,804,620	4,047,004

2-Proposal to Ratify the Election of the Independent Public Accountants

By a vote of 26,541,513 For, to 675,710 Against, with 22,081 Abstaining, the Corporation’s shareholders adopted a proposal to ratify KPMG LLP as the independent accountants. KPMG LLP has served as the Corporation’s independent public accountants since March 2002.

3-Proposal to Publish Statement of Political Contributions

By a vote of 1,736,200 For, to 19,293,928 Against, with 946,096 Abstaining, the Corporation’s shareholders rejected a proposal to have the Corporation publish in newspapers of general circulation in major U.S. cities a detailed statement of political contributions made by the Corporation.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on page 37 are incorporated by reference or filed herewith in response to this item.

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a Form 8-K to announce earnings for the quarter ended March 31, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date:	August 13, 2003	/s/ ROBERT L. ALLBRITTON

Robert L. Allbritton
Chairman of the Board and Chief Executive Officer

Date:	August 13, 2003	/s/ STEVEN T. TAMBURO

Steven T. Tamburo
Treasurer
(Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGES
NO.

(31.1)	Chief Executive Officer Section 302 Certification of Quarterly Report on Form 10-Q	38

(31.2)	Chief Financial Officer Section 302 Certification of Quarterly Report on Form 10-Q	39

(32.1)	Chief Executive Officer Section 906 Certification of Quarterly Report on Form 10-Q	40

(32.2)	Chief Financial Officer Section 906 Certification of Quarterly Report on Form 10-Q	41

(10.1)	Amendment to Riggs National Corporation’s Deferred Compensation Plan, dated April 1, 2003	42-54

(10.2)	Banking Information Technology Services Agreement between Fidelity Information Services Inc. and Riggs Bank N.A. dated June 13, 2003	55-126

(10.3)	2003 Riggs Executive Officer Short-Term Bonus Plan	127-131

(Exhibits omitted are not required or not applicable.)