Form 10-Q
period 2003-09-30
RIGGS NATIONAL CORP
filed 2003-11-18
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

	[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X . No __.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X . No __.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	28,621,971

(Title of Class)	(Outstanding at October 31, 2003)

RIGGS NATIONAL CORPORATION

Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Riggs” and the “Company” refer to Riggs National Corporation and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

	RIGGS NATIONAL CORPORATION	THREE MONTHS ENDED		NINE MONTHS ENDED
	CONSOLIDATED STATEMENTS OF INCOME	SEPTEMBER 30,		SEPTEMBER 30,
	(UNAUDITED)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2003	2002

	INTEREST INCOME
	Interest and Fees on Loans	$36,589	$44,432	$118,593	$132,221
	Interest and Dividends on Securities Available for Sale	14,250	17,537	51,702	53,562
	Interest on Time Deposits with Other Banks	1,358	784	4,171	1,999
	Interest on Federal Funds Sold and Reverse Repurchase Agreements	666	2,169	3,970	6,478

	Total Interest Income	52,863	64,922	178,436	194,260
	INTEREST EXPENSE
	Interest on Deposits:
	Savings and NOW Accounts	112	233	396	793
	Money Market Deposit Accounts	2,446	4,928	9,543	14,129
	Time Deposits in Domestic Offices	3,356	7,358	13,627	19,852
	Time Deposits in Foreign Offices	1,221	1,638	4,201	5,828

	Total Interest on Deposits	7,135	14,157	27,767	40,602

	Interest on Short-Term Borrowings and Long-Term Debt:
	Repurchase Agreements and Other Short-Term Borrowings	902	1,742	3,696	5,444
	FHLB Borrowings and Other Long-Term Debt	4,865	1,618	13,096	4,854

	Total Interest on Short-Term Borrowings and Long-Term Debt	5,767	3,360	16,792	10,298

	Total Interest Expense	12,902	17,517	44,559	50,900

	Net Interest Income	39,961	47,405	133,877	143,360
	Provision for Loan Losses	580	1,400	2,321	(268)

	Net Interest Income after Provision for Loan Losses	39,381	46,005	131,556	143,628
	NONINTEREST INCOME
	Trust and Investment Advisory Income	9,132	10,206	28,129	33,462
	Service Charges and Fees	12,771	11,557	36,648	33,892
	Venture Capital Investment Losses, Net	(979)	(3,155)	(3,637)	(13,743)
	Other Noninterest Income	6,308	2,549	11,172	7,701
	Securities Gains, Net	1,423	5,973	12,557	7,395

	Total Noninterest Income	28,655	27,130	84,869	68,707
	NONINTEREST EXPENSE
	Salaries and Employee Benefits	30,999	28,389	87,186	83,610
	Occupancy, Net	5,414	5,658	15,949	16,255
	Data Processing Services	4,713	5,281	14,873	15,850
	Furniture, Equipment and Software	4,180	4,262	11,622	11,912
	Consultants	4,707	2,221	10,959	4,150
	Other Noninterest Expense	16,175	13,494	50,029	44,175

	Total Noninterest Expense	66,188	59,305	190,618	175,952

	Income before Taxes and Minority Interest	1,848	13,830	25,807	36,383
	Applicable Income Tax Expense (Benefit)	(1,833)	4,424	7,353	12,560
	Minority Interest in Income of Subsidiaries, Net of Taxes	3,542	4,015	10,617	13,005

	Net Income	$139	$5,391	$7,837	$10,818

EARNINGS PER SHARE-	Basic	$0.00	$0.19	$0.27	$0.38
	Diluted	0.00	0.19	0.27	0.37

	DIVIDENDS DECLARED AND PAID PER SHARE	$0.05	$0.05	$0.15	$0.15

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)				SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)				2003	2002	2002

ASSETS
Cash and Due from Banks				$201,140	$244,703	$191,227
Federal Funds Sold and Reverse Repurchase Agreements				75,000	610,000	555,000

Total Cash and Cash Equivalents				276,140	854,703	746,227

Time Deposits with Other Banks				258,241	203,267	163,937
Securities Available for Sale (at Market Value)				1,782,636	2,319,917	2,192,874
Venture Capital Investments				43,956	49,419	49,205

Loans				2,945,677	3,007,905	2,849,558
Reserve for Loan Losses				(26,697)	(25,958)	(26,140)

Total Net Loans				2,918,980	2,981,947	2,823,418

Premises and Equipment, Net				208,624	190,684	191,598
Other Assets				373,188	225,758	209,799

Total Assets				$5,861,765	$6,825,695	$6,377,058

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits				$629,473	$683,338	$614,205
Interest-Bearing Deposits:
Savings and NOW Accounts				270,901	331,656	261,102
Money Market Deposit Accounts				2,252,195	2,165,449	2,133,625
Time Deposits in Domestic Offices				564,430	1,723,474	1,723,579
Time Deposits in Foreign Offices				315,125	335,080	289,423

Total Interest-Bearing Deposits				3,402,651	4,555,659	4,407,729

Total Deposits				4,032,124	5,238,997	5,021,934

Repurchase Agreements and Other Short-Term Borrowings				424,036	470,372	402,158
Other Liabilities				139,134	119,976	219,385
FHLB Borrowings and Other Long-Term Debt				641,525	358,525	66,525

Total Liabilities				5,236,819	6,187,870	5,710,002

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES				242,109	248,584	281,584

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value
	9/30/2003	12/31/2002	9/30/2002

Authorized	50,000,000	50,000,000	50,000,000
Issued	31,927,187	31,812,022	31,807,152
Outstanding	28,609,065	28,510,224	28,505,354
Treasury Stock	3,318,122	3,301,798	3,301,798	79,818	79,530	79,518
Additional Paid in Capital				171,984	170,747	169,639
Retained Earnings				208,420	204,865	204,087
Accumulated Other Comprehensive Income (Loss)				(5,762)	5,468	3,597
Treasury Stock				(71,623)	(71,369)	(71,369)

Total Shareholders’ Equity				382,837	389,241	385,472

Total Liabilities and Shareholders’ Equity				$5,861,765	$6,825,695	$6,377,058

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823
Comprehensive Income:
Net Income			10,818			10,818
Other Comprehensive Income, Net of Tax:

Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				11,071		11,071
Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(745)		(745)
Foreign Exchange Translation Adjustments				1,250		1,250

Total Other Comprehensive Income						11,576

Total Comprehensive Income						22,394
Issuance of Common Stock for Stock Option Plans-11,449 Shares	29	121				150
Repurchase of Trust Preferred Securities, Net		6,393				6,393
Common Stock Repurchase-1,000 shares					(12)	(12)
Cash Dividends – Common Stock, $.15 per Share			(4,276)			(4,276)

Balance, September 30, 2002	$79,518	$169,639	$204,087	$3,597	$(71,369)	$385,472

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241
Comprehensive Income:
Net Income			7,837			7,837
Other Comprehensive Loss, Net of Tax:

Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(12,228)		(12,228)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				1,181		1,181
Foreign Exchange Translation Adjustments				(183)		(183)

Total Other Comprehensive Loss						(11,230)

Total Comprehensive Loss						(3,393)
Issuance of Common Stock for Stock Option and Award Plans-115,165 Shares	288	1,254				1,542
Repurchase of Trust Preferred Securities, Net		(17)				(17)
Common Stock Repurchase-16,324 shares					(254)	(254)
Cash Dividends – Common Stock, $.15 per Share			(4,282)			(4,282)

Balance, September 30, 2003	$79,818	$171,984	$208,420	$(5,762)	$(71,623)	$382,837

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,820	$10,818
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Provision for Loan Losses	2,321	(268)
Losses on Venture Capital Investments	3,637	13,743
Depreciation Expense and Amortization of Leasehold Improvements	12,971	12,191
Net Gains on Sales of Securities Available for Sale	(12,557)	(7,395)
Increase in Other Assets	(10,893)	(29,273)
Increase in Other Liabilities	22,445	11,577

Total Adjustments	17,924	575

Net Cash Provided By Operating Activities	25,744	11,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Time Deposits with Other Banks	(54,974)	125,527
Proceeds from Maturities of Securities Available for Sale	7,759,669	8,303,206
Proceeds from Sales of Securities Available for Sale	505,740	470,142
Purchases of Securities Available for Sale	(7,866,794)	(9,219,690)
Purchases of Venture Capital Investments	(2,658)	(7,494)
Proceeds from Sale of Venture Capital Investments	4,485	866
Net Decrease in Loans	60,282	11,325
Proceeds from Sale of OREO	640	3,039
Net Increase in Premises and Equipment	(30,863)	(6,702)
Other, Net	52	499

Net Cash Provided By (Used In) Investing Activities	375,579	(319,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Non-Time Deposits	(27,874)	85,787
Net Increase (Decrease) in Time Deposits	(1,178,999)	413,864
Net Decrease in Short-Term Borrowings	(46,336)	(194,462)
Proceeds from Federal Home Loan Bank and Other Long-Term Borrowings	283,000	—
Proceeds from the Issuance of Common Stock	1,542	150
Dividend Payments	(4,282)	(4,276)
Repurchase of Common Stock	(254)	—
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	(6,500)	(56,940)

Net Cash (Used In) Provided By Financing Activities	(979,703)	244,123

Effect of Exchange Rate Changes	(183)	1,250

Net Decrease in Cash and Cash Equivalents	(578,563)	(62,516)
Cash and Cash Equivalents at Beginning of Period	854,703	808,743

Cash and Cash Equivalents at End of Period	$276,140	$746,227

SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities Purchases	$—	$103,655
Trade Dated Securities Sales	132,443	—
Interest Paid	48,142	50,704
Income Tax Payments	11	3,546

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for all of 2003. For comparability, certain prior period amounts may have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As noted above, management has prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, provision for loan losses, noninterest income and noninterest expense. The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results. Because of the uncertainty inherent in these matters, actual results could differ.

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

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of loans with balances over $500 thousand for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors we consider pertinent to the analysis. Impaired loans are defined as specifically reviewed loans for which it is probable that we will be unable to collect all amounts due in accordance with the loan agreement. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $500 thousand has a specific, identified loan loss reserve associated with it. Impaired loans do not include large groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience. Balances related to impaired loans for which there are specific reserves are excluded when applying historical loss ratios to determine overall loan loss reserve requirements.

The specific reserves for impaired loans are included in the reserve for loan losses. Impaired loans are valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses in accordance with the methodology described above. Commercial loans are charged-off when it is determined that they cannot be fully recovered and non-commercial loans are generally charged-off or loan foreclosure proceedings begun upon becoming 120 days delinquent or at such time as permitted by law or other regulations. Recoveries of loans previously charged-off against the reserve for loan losses are credited to the reserve.

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically evaluates its methodology. Domestic and international loans are subjected to similar review procedures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

While the Company believes its credit monitoring procedures are adequate, credit losses are inherent to our business and it is possible there may be unidentified losses in the loan portfolio at September 30, 2003 that may become apparent at a later date pursuant to our analysis or pursuant to comment following regulatory examination. In addition, collateral values, which are valued in the loan underwriting process, may deteriorate such that a loss exposure develops after the loan is made. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments

Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Income.

At September 30, 2003, the Company valued its venture capital portfolio at $44.0 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

Since the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if it deemed it necessary to liquidate the investment within a short period of time, the actual proceeds from the sale could differ significantly from the carrying value. The market for the type of venture capital investments we hold has been impacted over the last several years by a slowing economy, a depressed domestic equity market in which the values of publicly traded technology companies have declined drastically, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

Deferred Taxes

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

Realized and unrealized losses in our venture capital operations have resulted in the establishment of $14.3 million of deferred tax assets as of September 30, 2003. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in our venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.7 million against the deferred tax asset at September 30, 2003. Of this amount, $1.4 million was established in 2003. The Company believes that the unreserved deferred tax asset balance of $7.6 million at September 30, 2003 will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. The Company realized $1.5 million of such capital gains in the third quarter which included the September 2003 sale of the Riggs Funds for a net gain of $1.2 million.

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

Prior to 2003, the Company recorded $9.4 million in impairment charges in the Banking segment related to a long-term, fixed-price, non-cancelable project contract due to cost overruns that could not be passed on to subcontractors or other parties to the contract. This contract involves the construction, implementation and maintenance of a computer system which became operative in September 2003 and will be utilized by the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

federal government in its cash management and reporting. The contract continues to have significant uncertainties as to the on-going operating costs of the new system and the willingness of the counterparty to fund these costs. Since the recoverability of these costs is dependent upon the willingness of the contractual counterparty to fund them, there may be additional impairment associated with this contract. The amount of such losses, if any, cannot be reasonably estimated at this time. At September 30, 2003, the Company has an asset of $10.3 million related to this contract.

In June 2003 the Company wrote-down the carrying value of a London property held for sale by $3.8 million. The amount of the write-down was determined by an independent appraisal of the property. This write-down generated a $1.3 million deferred tax asset against which a $1.3 million valuation allowance was established. These transactions were in addition to the write-down on the same property in December 2002 of $1.3 million and the corresponding valuation allowance established for $230 thousand.

NOTE 3.  EARNINGS PER SHARE

Earnings per share computations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2003		SEPTEMBER 30, 2002

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$139	$139	$5,391	$5,391

Weighted-Average Shares Outstanding	28,580,404	28,580,404	28,505,393	28,505,393
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	667,777	n/a	295,240

Adjusted Weighted-Average Shares Outstanding	28,580,404	29,248,181	28,505,393	28,800,633

Earnings Per Share	$0.00	$0.00	$.19	$.19

	NINE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003		SEPTEMBER 30, 2002

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$7,837	$7,837	$10,818	$10,818

Weighted-Average Shares Outstanding	28,547,817	28,547,817	28,504,684	28,504,684
Weighted-Average Dilutive Effect of Stock Option Plans	n/a	513,778	n/a	357,899

Adjusted Weighted-Average Shares Outstanding	28,547,817	29,061,595	28,504,684	28,862,583

Earnings Per Share	$.27	$.27	$.38	$.37

Approximately 3.7 million and 3.8 million stock options were outstanding at the end of September 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the nine-month period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $18.78 per share and $18.79 per share at the end of the same respective periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock-Based Employee Compensation Plans

At September 30, 2003 the Company had five stock-based compensation plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in our 2002 Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123,” and related Interpretations. There is no stock-based compensation expense for these plans reflected in the Consolidated Statements of Income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In April 2003 the Company awarded 181,813 shares of its common stock to certain key executives. The award, which qualifies for variable accounting, will be earned if certain performance targets are met and vest through December 2005. At September 30, 2003 the Company anticipates that 40% of the awarded shares will be earned and has accrued expense based upon this estimate. For the nine months ended September 30, 2003, we recorded $168 thousand of expense related to this award.

In July 2002 the Company awarded shares of its common stock to certain key executives (see Note 14 of Notes to Consolidated Financial Statements in our 2002 Form 10-K). These time-vested awards qualify for fixed accounting and vest in equal amounts through December 2006. For the three and nine months ended September 30, 2003 we recorded $229 thousand and $910 thousand of expense, respectively, related to this award.

Periodic expense related to stock-based employee-compensation plans reflects the addition of new participants and the withdrawal of participants from the plans. At September 30, 2003, 178,658 shares related to the performance plan described above remain outstanding.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	NINE MONTHS ENDED SEPTEMBER 30,

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2003	2002

Net income, as reported	$7,837	$10,818
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	701	210
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,551)	(2,082)

Pro forma net income	$4,987	$8,946

Earnings per share:
Basic-as reported	$0.27	$0.38
Basic-pro forma	$0.17	$0.31

Diluted-as reported	$0.27	$0.37
Diluted-pro forma	$0.17	$0.31

Weighted-Average Fair Value of Options and Awards Granted	$5.72	$6.30

Weighted-Average Assumptions:
Expected Lives (Years)	9.00	9.00
Risk-Free Interest Rate	4.17%	4.97%
Expected Volatility	34.35%	38.70%

Expected Dividends (Year to Date Per Share)	$0.15	$0.15

The fair values of stock options outstanding are used to determine the proforma impact of the options on compensation expense in the periods in which the options vest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

NINE MONTHS ENDED SEPTEMBER 30, 2002:
Foreign Currency Translation Adjustments	$1,923	$(673)	$1,250
Unrealized Gains on Securities:
Unrealized Holding Gains Arising During Period	24,428	(8,550)	15,878
Reclassification Adjustment for Gains Realized in Net Income	(7,395)	2,588	(4,807)

Net Unrealized Gains on Securities	17,033	(5,962)	11,071

Unrealized Gains on Derivatives:
Unrealized Holding Losses Arising During Period	(3,402)	1,191	(2,211)
Reclassification Adjustment for Gains Realized in Net Income	2,256	(790)	1,466

Net Unrealized Losses on Derivatives	(1,146)	401	(745)

Other Comprehensive Income	$17,810	$(6,234)	$11,576

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Foreign Currency Translation Adjustments	$(282)	$99	$(183)
Unrealized Losses on Securities:
Unrealized Holding Gains Arising During Period (1)	(6,223)	2,157	(4,066)
Reclassification Adjustment for Gains Realized in Net Income	(12,557)	4,395	(8,162)

Net Unrealized Losses on Securities (1)	(18,780)	6,552	(12,228)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,817	(636)	1,181
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	1,817	(636)	1,181

Other Comprehensive Loss	$(17,245)	$6,015	$(11,230)

(1) Tax (expense) benefit reflects a blended tax rate of 35% for the gain (loss) recorded in the U.S. and 30% for the gain (loss) recorded in the U.K.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED	UNREALIZED	ACCUMULATED
	CURRENCY	GAIN (LOSS)	GAIN (LOSS)	OTHER
	TRANSLATION	ON	ON	COMPREHENSIVE
	ADJUSTMENTS	SECURITIES	DERIVATIVES	INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2002:
Balance, December 31, 2001	$(5,679)	$(69)	$(2,231)	$(7,979)
Period Change	1,250	11,071	(745)	11,576

Balance, September 30, 2002	$(4,429)	$11,002	$(2,976)	$3,597

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Balance, December 31, 2002	$(4,154)	$12,746	$(3,124)	$5,468
Period Change	(183)	(12,228)	1,181	(11,230)

Balance, September 30, 2003	$(4,337)	$518	$(1,943)	$(5,762)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Following are brief descriptions of our segments:

Banking

The Banking segment provides traditional banking services to retail, corporate and commercial customers. This segment includes Corporate & Institutional Banking, which concentrates its business in the corporate, commercial real estate, government contracting and not-for-profit sectors. Its services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities and cash management. Also included within this segment is our Community Banking Group. Community Banking provides traditional retail banking services, such as deposit taking and mortgage and home equity lending, and it continually expands its alternative delivery channels such as automated teller machines and the telephone customer sales and service center. It primarily conducts its business through 48 branches and 142 ATM locations in the Washington, D.C., metropolitan area.

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

Treasury

The Treasury segment is responsible for asset and liability management throughout the Company including management of the securities portfolio, foreign exchange activities, wholesale funding, overall management of interest rate risk and facilitation of the funds transfer pricing component for segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Riggs Capital Partners

Riggs Capital Partners represent our venture capital subsidiaries, which specialize in equity investments in privately-held high-tech and high-growth companies.

Other

The Other segment consists of our unallocated parent company income and expense, net interest income from unallocated equity, long-term debt, trust preferred securities, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS&		CAPITAL		RECON-	NATIONAL
SEPTEMBER 30, 2003	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	CILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$33,860	$5,339	$1,331	$16,010	$3	$8,286	$(11,966)	$52,863
Interest Expense	4,551	4,431	554	5,846	—	9,486	(11,966)	12,902
Funds Transfer Income (Expense)	3,009	9,957	2,439	(18,203)	(679)	3,477		—

Net Interest Income (Loss)	32,318	10,865	3,216	(8,039)	(676)	2,277		39,961
Provision for Loan Losses	(664)	84	—	—	—	—		(580)
Net Interest Income (Loss) after Provision	$31,654	$10,949	$3,216	$(8,039)	$(676)	$2,277	$—	$39,381

NONINTEREST INCOME
Noninterest Income-External Customers	$12,163	$1,506	$11,073	$2,089	$(941)	$2,765		$28,655
Intersegment Noninterest Income	674	1,672	748	—	—	495	(3,589)	—

Total Noninterest Income	$12,837	$3,178	$11,821	$2,089	$(941)	$3,260	$(3,589)	$28,655

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$955	$217	$72	$1	$3	$2,375		$3,623
Direct Expense	17,209	8,376	7,243	936	197	32,193	(3,589)	62,565
Overhead and Support	18,391	5,401	5,808	1,006	133	(30,739)		—

Total Noninterest Expense	$36,555	$13,994	$13,123	$1,943	$333	$3,829	$(3,589)	$66,188

Income (Loss) Before Taxes and Minority Interest	$7,936	$133	$1,914	$(7,893)	$(1,950)	$1,708	$—	$1,848

Taxes	$1,793	$90	$676	$(2,740)	$—	$(1,652)		$(1,833)

Minority Interest	—	—	—	—	—	3,542		3,542

Net Income (Loss)	$6,143	$43	$1,238	$(5,153)	$(1,950)	$(182)	$—	$139

Total Average Assets	$3,359,371	$674,419	$248,531	$2,661,223	$58,793	$833,907	$(1,752,855)	$6,083,389

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL		RECON-	NATIONAL
SEPTEMBER 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	CILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$40,800	$6,932	$1,547	$22,510	$54	$8,468	$(15,389)	$64,922
Interest Expense	11,482	6,742	1,031	4,121	—	9,530	(15,389)	17,517
Funds Transfer Income (Expense)	4,186	10,356	2,889	(20,041)	(894)	3,504		—

Net Interest Income (Loss)	33,504	10,546	3,405	(1,652)	(840)	2,442		47,405
Provision for Loan Losses	(4,700)	3,886	—	—	—	(586)		(1,400)

Net Interest Income (Loss) after Provision	$28,804	$14,432	$3,405	$(1,652)	$(840)	$1,856	$—	$46,005

NONINTEREST INCOME
Noninterest Income-External Customers	$11,366	$1,261	$10,980	$6,555	$(3,067)	$35		$27,130
Intersegment Noninterest Income	653	2,097	570	—	—	641	(3,961)	—

Total Noninterest Income	$12,019	$3,358	$11,550	$6,555	$(3,067)	$676	$(3,961)	$27,130

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$927	$304	$123	$3	$7	$2,225		$3,589
Direct Expense	16,836	9,983	8,148	855	698	23,157	(3,961)	55,716
Overhead and Support	13,426	3,234	3,175	648	125	(20,608)		—

Total Noninterest Expense	$31,189	$13,521	$11,446	$1,506	$830	$4,774	$(3,961)	$59,305

Income (Loss) Before Taxes and Minority Interest	$9,634	$4,269	$3,509	$3,397	$(4,737)	$(2,242)	$—	$13,830

Taxes	$2,659	$1,504	$1,239	$1,188	$(1,658)	$(508)		$4,424
Minority Interest	—	—	—	—	(24)	4,039		4,015

Net Income (Loss)	$6,975	$2,765	$2,270	$2,209	$(3,055)	$(5,773)	$—	$5,391

Total Average Assets	$3,257,062	$635,959	$230,602	$3,216,404	$72,454	$750,523	$(1,922,740)	$6,240,264

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NINE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL		RECON-	NATIONAL
SEPTEMBER 30, 2003	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	CILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$109,678	$16,414	$3,999	$59,371	$11	$24,952	$(35,989)	$178,436
Interest Expense	18,281	14,901	1,964	16,858	—	28,544	(35,989)	44,559
Funds Transfer Income (Expense)	9,163	30,049	7,811	(53,240)	(2,208)	8,425		—

Net Interest Income (Loss)	100,560	31,562	9,846	(10,727)	(2,197)	4,833		133,877
Provision for Loan Losses	(2,627)	390	(81)	—	—	(3)		(2,321)

Net Interest Income (Loss) after Provision	$97,933	$31,952	$9,765	$(10,727)	$(2,197)	$4,830	$—	$131,556

NONINTEREST INCOME
Noninterest Income-External Customers	$34,011	$4,635	$32,224	$14,749	$(3,526)	$2,776		$84,869
Intersegment Noninterest Income	2,128	4,853	2,243	—	—	1,535	(10,759)	—

Total Noninterest Income	$36,139	$9,488	$34,467	$14,749	$(3,526)	$4,311	$(10,759)	$84,869

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$2,821	$826	$273	$6	$11	$7,074		$11,011
Direct Expense	53,068	28,506	24,890	2,905	637	80,360	(10,759)	179,607
Overhead and Support	51,808	13,351	13,146	2,522	334	(81,161)		—

Total Noninterest Expense	$107,697	$42,683	$38,309	$5,433	$982	$6,273	$(10,759)	$190,618

Income (Loss) Before Taxes and Minority Interest	$26,375	$(1,243)	$5,923	$(1,411)	$(6,705)	$2,868	$—	$25,807

Taxes	$6,683	$997	$2,052	$(472)	$—	$(1,907)		$7,353

Minority Interest	—	—	—	—	(21)	10,638		10,617

Net Income (Loss)	$19,692	$(2,240)	$3,871	$(939)	$(6,684)	$(5,863)	$—	$7,837

Total Average Assets	$3,286,031	$661,348	$241,536	$3,023,274	$59,747	$809,619	$(1,635,296)	$6,446,259

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NINE MONTHS					RIGGS			RIGGS
ENDED		INTERNATIONAL	RIGGS &		CAPITAL		RECON-	NATIONAL
SEPTEMBER 30, 2002	BANKING	BANKING	COMPANY	TREASURY	PARTNERS	OTHER	CILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$118,689	$22,331	$4,504	$70,575	$165	$25,818	$(47,822)	$194,260
Interest Expense	31,557	21,258	3,188	13,858	—	28,861	(47,822)	50,900
Funds Transfer Income (Expense)	8,928	29,090	8,840	(55,268)	(2,768)	11,178		—

Net Interest Income (Loss)	96,060	30,163	10,156	1,449	(2,603)	8,135		143,360
Provision for Loan Losses	(4,700)	4,968	—	—	—	—		268

Net Interest Income (Loss) after Provision	$91,360	$35,131	$10,156	$1,449	$(2,603)	$8,135	$—	$143,628

NONINTEREST INCOME
Noninterest Income-External Customers	$32,554	$3,472	$35,973	$9,951	$(13,488)	$245		$68,707
Intersegment Noninterest Income	2,055	7,780	1,798	—	—	1,924	(13,557)	—

Total Noninterest Income	$34,609	$11,252	$37,771	$9,951	$(13,488)	$2,169	$(13,557)	$68,707

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$2,776	$902	$375	$9	$21	$6,569		$10,652
Direct Expense	51,728	30,951	27,274	2,677	2,108	64,119	(13,557)	165,300
Overhead and Support	39,228	9,295	9,494	1,727	328	(60,072)		—

Total Noninterest Expense	$93,732	$41,148	$37,143	$4,413	$2,457	$10,616	$(13,557)	$175,952

Income (Loss) Before Taxes and Minority Interest	$32,237	$5,235	$10,784	$6,987	$(18,548)	$(312)	$—	$36,383

Taxes	$9,525	$1,940	$3,724	$2,440	$(6,492)	$1,423		$12,560
Minority Interest	—	—	—	—	(101)	13,106		13,005

Net Income (Loss)	$22,712	$3,295	$7,060	$4,547	$(11,955)	$(14,841)	$—	$10,818

Total Average Assets	$3,104,889	$681,389	$228,281	$3,113,398	$74,495	$781,350	$(2,025,752)	$5,958,050

NOTE 6: ACCOUNTING FOR DERIVATIVES

Under the provisions of SFAS 133, “Accounting for Derivative Investments and Hedging Activities”, which was amended by SFAS 138 and SFAS 149, (see further discussion in Note 10, “New Financial Accounting Standards”) all derivatives are recognized as assets or liabilities in the Consolidated Statements of Condition and are measured at fair value through adjustments to either Other Comprehensive Income or current earnings, depending on the purpose of the derivative. When a derivative contract is entered into, we first determine whether or not it qualifies as an asset or liability, (2) a hedge of actual or forecasted cash flows or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in Other Comprehensive Income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash flow derivatives is recorded in current period earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge are either recorded in current earnings, Other Comprehensive Income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in Other Comprehensive Income. (See Note 4 for the impact to Other Comprehensive Income.)

The Company has the following hedging instruments at September 30, 2003:

Fair Value Hedges — We enter into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At September 30, 2003 and 2002 we had no fair value hedges.

Cash Flow Hedges — We use interest rate swaps to hedge the exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At September 30, 2003, we have 7 such interest rate swaps with a total notional value of $46.6 million compared to 6 swaps with a total notional of $42.7 million at September 30, 2002. We also use foreign currency forward contracts to hedge the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At September 30, 2003 there was 1 contract with a notional value of $517 thousand compared to 4 contracts with a total notional value of $14.8 million at September 30, 2002. The reduction in the number of these contracts is related to the prior year sale of loans at RBEL (see “Loans” in Management’s Discussion and Analysis). For the nine months ended September 30, 2003 and 2002, there was no impact to Other Noninterest Income in the Consolidated Statements of Operations for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At September 30, 2003, $11 thousand of deferred net losses on derivative instruments in Accumulated Other Comprehensive Income is expected to be reclassified as expense during the next twelve months compared to $135 thousand of deferred net gains at September 30, 2002. The maximum term over which we were hedging our exposure to the variability of cash flows was 21 months as of September 30, 2003 and 33 months as of September 30, 2002.

The Company uses forward exchange contracts to hedge substantially all of its net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates, in this case for pounds sterling. At September 30, 2003, $1.3 million of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to to $572 thousand of net losses at September 30, 2002. The corresponding notional values for these periods was $70.1 million and $72.4 million, respectively.

As of September 30, 2003 and 2002 we had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $280 thousand and $755 thousand at September 30, 2003 and 2002, respectively. The impact to the Consolidated Statements of Operations from these swaps was a gain of $322 thousand for the first nine months of 2003 and a gain of $514 thousand for the same period in 2002. At September 30, 2003 we had 12 interest rate contracts and 7 forward contracts with a total notional value of $57.1 million compared to 28 interest rate contracts and 5 forward contracts with a total notional value of $101.0 million at September 30, 2002. These instruments are marked to market through current period earnings.

NOTE 7: REGULATORY MATTERS

In July 2003, Riggs Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (collectively the Consent Order) with the Office of the Comptroller of the Currency (“OCC”). The provisions of the Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC.

The Consent Order requires the Bank to take various actions within one hundred and fifty (150) days to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act (“BSA”) and related rules and regulations. It is the Company’s intent to fully cooperate with the OCC on this matter and the Company began implementing, prior to entering into the Consent Order, procedures and programs to ensure compliance with BSA.

The Consent Order allows the OCC to take whatever future actions it deems necessary to fulfill its regulatory responsibilities. These actions could include the imposition of a monetary penalty, including a civil monetary penalty. The amount of such monetary penalty, if any, cannot be estimated at this time.

NOTE 8: RELATED PARTY TRANSACTIONS

Prior to and during the nine months ended September 30, 2003 we entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 9: NEW FINANCIAL ACCOUNTING STANDARDS

SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123,” was issued in December 2002. It amends SFAS 123, “Accounting for Stock Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-

Note 10: SUBSEQUENT EVENTS

On November 12, 2003, the Company learned that it was, along with major financial institutions, named a defendant in two consumer class action lawsuits. The first of these lawsuits was filed by David Peterson and others on October 1, 2003 in the Superior Court of the District of Columbia. The second suit was filed on November 4, 2003 by Pablo Curet et al in the Thirteenth Judicial Circuit Court in and for Hillsborough County, Florida. These lawsuits allege that the defendants, including the Company and Riggs Bank, violated a number of state antitrust laws since merchants were required to accept Visa and MasterCard debit cards as a condition of accepting Visa and MasterCard credit cards. The plaintiffs assert that fees paid by the merchants on debit card purchases were artificially inflated and these costs were passed along to the consumers. The plaintiffs seek, among other things, unspecified compensatory damages related to these alleged overcharges and punitive, double, treble or such other damages as may be awarded under applicable state law. The Company is evaluating the merits of these lawsuits. The Company, accordingly, has not established any liability related to these matters at September 30, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

based employee compensation. Finally, this statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This interim disclosure is contained in Note 3, Earnings Per Share of this Form 10-Q. We currently do not anticipate changing to the fair value based method of accounting for stock based compensation.

SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity,” was issued in May 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It accomplishes this by requiring that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003, with minor exceptions, and should be applied prospectively. Adoption of this statement did not have a material impact on the Company.

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” was issued on May 30, 2003. It establishes standards for classification as liabilities those financial instruments that have characteristics of both debt and equity, including those financial instruments that are mandatorily redeemable on a fixed or determinable date. However, on November 7, 2003 the FASB Staff Position No. 150-3 was issued which nullifies the FASB’s previous conclusions as expressed in SFAS 150 and defers the effective date for the classification and measurement requirements of SFAS 150. Accordingly, the financial statements contained herein do not reflect the adoption of SFAS 150.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” Under FIN 45 a liability must be recognized at the inception of certain guarantees whether or not payment is probable. When the guarantor has assumed a “stand-ready” obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003. At September 30, 2003 a liability of $280 thousand existed for the stand-by letters of credit.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No. 51.” This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 is to be applied immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities acquired after that date. FIN 46 was also to be applied to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. On October 9, 2003, however, the Financial Accounting Standards Board delayed implementation of FIN 46 as it related to variable interest entities created before February 1, 2003 to interim or fiscal periods ending after December 15, 2003. In addition, on October 31, 2003, the Financial Accounting Standards Board issued a proposed interpretation of FIN 46 which alters several of the provisions of FIN 46 as originally published. The comment period deadline for the proposed interpretation is December 1, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read along with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

Riggs National Corporation is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community, commercial and international banking, trust and investment management services and venture capital investing. Riggs conducts its activities through six reportable segments: Banking, International Banking, Riggs & Co. (wealth management), Treasury, Riggs Capital Partners (venture capital) and Other. With the exception of venture capital investing the activities of the Company are conducted through its principal operating subsidiary, Riggs Bank, and its subsidiaries and divisions. Venture capital investing is performed through two subsidiaries of the Company, Riggs Capital Partners and Riggs Capital Partners II.

The Company has 48 branch locations and 142 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. It has additional operations or subsidiaries in London (England), Miami (Florida), Berlin (Germany), Jersey (Channel Islands) and Nassau (Bahamas). The Company serves an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial resources than we have. Riggs competes on the basis of its reputation, localized decision-making, interest rates, convenient locations, hours of operation and quality of customer service.

The Company also is affected by prevailing economic conditions, including federal monetary and fiscal policies, federal regulation of financial institutions and the perceptions of customers regarding stability of financial markets and the financial services industry. These factors affect the operations of all of the Company’s segments. The International Banking segment also is affected by the political, social and economic environments in those countries in and with which it does business. While the Company strives to monitor and minimize risk, the Company does in fact fund customers that have alternative, and in some instances competing, goals and strategies. These competitive frictions may have future negative consequences to the Company. In addition, the Company’s international presence exposes it to various political risks and the further risk that the general public may look unfavorably upon some of its foreign customer relationships.

ENHANCING PERFORMANCE AND SERVICE

In September 2003 the Company substantially completed implementation of new technologies involving many of our core domestic banking and financial management systems. This initiative was undertaken to replace outdated systems and reduce costs and represents the culmination of a project begun in 2001 to enhance financial performance and service (Project EPS). In addition to the technology initiative, the project included operational redesign, implementation of new fee structures and realignment of our European operations to focus on private and embassy banking. We are currently reassessing the technology options available in Europe.

The Company expects to capitalize approximately $44.5 million of costs related to the domestic portion of Project EPS which will be amortized, depending on the nature of the cost, over periods from three to seven years. In addition, expense incurred on Project EPS totaled $4.3 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2003, expenses totaled $8.7 million and for the project life to date they have totaled $13.1 million. Management believes the annual net incremental pre-tax earnings provided by the domestic Project EPS will be approximately $8.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The Company recorded net income of $139 thousand, or $0.00 per diluted share, for the third quarter of 2003 compared to net income of $5.4 million, or $0.19 per diluted share, in the third quarter of 2002. The decrease in earnings in the third quarter of 2003 was due primarily to decreases in net interest income which decreased $7.4 million. Noninterest expense, which increased from $59.3 million in 2002 to $66.2 million in the current quarter, also contributed to lower earnings. Partially offsetting these decreases to earnings was a $1.5 million increase in noninterest income. Return on average assets was .01% for the three months ended September 30, 2003 compared to .34% for the same period a year ago and return on average shareholders’ equity was 0.15% for the three months ended September 30, 2003 compared to 5.60% for the same period in September, 2002.

For the nine months ended September 30, 2003 we recorded net income of $7.8 million, or $0.27 per diluted share, compared to net income of $10.8 million, or $0.37 per diluted share, in the first nine months of 2002. The decrease in earnings in the first nine months of 2003 compared to the prior year was due primarily to a decrease in net interest income of $9.5 million and increases in noninterest expense of $14.7 million. Offsetting these earnings decreases were reductions in venture capital losses, which amounted to $3.6 million compared to $13.7 million for the nine months ended in 2002 and increases in securities gains of $5.2 million. Return on average assets was .16% for the nine months ended September 30, 2003, compared to .24% for the same period a year ago. Return on average shareholders’ equity was 2.72% compared to 3.90% for the nine months ended September 30, 2002.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $41.2 million in the third quarter of 2003, a decrease of $7.3 million (or 15.0%) from the $48.5 million for the same quarter in 2002. The decrease was primarily due to a decrease in interest income (from $66.0 million to $54.1 million). Decreases in yields earned on loans and securities were the major contributors to the decline in interest income, as prepayments on mortgage loans and mortgage-backed securities increased significantly resulting in more rapid amortization of purchase premiums. Offsetting this decrease in interest income was a $4.6 million decrease from the comparable period of the prior year due primarily to a lower rate environment.

Since mid-December 2002 the Company has borrowed $419.0 million from the FHLB at rates ranging from .52% to 3.70%. Beginning in the second quarter of 2003 the Company increased its long-term borrowings through term repurchase agreements. At September 30, 2003, the Company had outstanding $156.0 million of these long-term repurchase agreements with rates ranging from .56% to 3.02%. The Company uses both types of advances to fund the purchase of mortgage-backed securities as part of a leverage strategy to utilize our strong capital position. The goal of this strategy is to increase net interest income. The average rate of FHLB borrowings outstanding at September 30, 2003 was 2.56% and the average rate of outstanding long-term repurchase agreements was 1.95%. As interest rates have continued to decrease within the past year, loans and other assets have prepaid and repriced quickly. Due to market forces, however, the Company has found it increasingly difficult to pass on these rate decreases to its deposit customers.

Beginning in mid-July 2003, the United States Department of the Treasury (“Treasury”) changed the method by which it compensates financial agent banks. Whereas under the prior compensation methodology, Riggs was compensated by net interest earned on Treasury deposit balances, which was reflected in net interest income, under the new compensation methodology, Riggs will use zero cost Treasury deposits to purchase a Treasury-issued depository compensation security (“DCS”). The DCS and deposit balances are netted in the Statements of Financial Condition in accordance with FIN 39 (“Offsetting of Amounts Related to Certain Contracts”) and income earned on the DCS is reflected in the Statements of Operations as non-interest income. For the quarter ended September 30, 2003 the amount of such income was $1.4 million.

For the nine months ended September 30, 2003, net interest income on a tax-equivalent basis totaled $137.5 million, a decrease of $8.6 million (or 6.0%) from the $146.1 million for the same period in 2002. The decrease was primarily due to a larger decrease in interest income (from $197.0 million to $182.1 million) than in interest expense (from $50.9 million to $44.6 million). As it was for the three month period, decreases in yields earned on loans and securities were the major contributors to the decline in interest income. Market forces affecting net interest income for the three month period have also affected the nine-month period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

For the three months ended September 30, 2003 compared to the same quarter in the prior year, net interest margin decreased from 3.40% to 3.01%. For the nine months ended September 30, 2003, net interest margin was 3.16%, a decrease of 47 basis points from the same period a year ago. While the decrease in interest rates and yields on the Company’s assets was a significant reason for the margin decline in both periods, caused both by market forces and sales of mortgage-backed securities, the change in the U.S. Treasury’s compensation methodology discussed previously also played a major role.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2003 VS. 2002			SEPTEMBER 30, 2003 VS. 2002

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(8,678)	$942	$(7,736)	$(19,510)	$6,784	$(12,726)
Securities Available for Sale	(2,233)	(1,054)	(3,287)	(10,031)	8,171	(1,860)
Time Deposits with Other Banks	234	340	574	1,798	374	2,172
Federal Funds Sold and Reverse Repurchase Agreements	(701)	(802)	(1,503)	(1,907)	(601)	(2,508)

Total Interest Income	(11,378)	(574)	(11,952)	(29,650)	14,728	(14,922)

Interest Expense:
Interest-Bearing Deposits	(5,108)	(1,914)	(7,022)	(13,398)	563	(12,835)
Repurchase Agreements and Other Short-Term Borrowings	(928)	88	(840)	(1,518)	(230)	(1,748)
FHLB Borrowings and Other Long-Term Debt	(1,678)	4,925	3,247	(3,161)	11,403	8,242

Total Interest Expense	(7,714)	3,099	(4,615)	(18,077)	11,736	(6,341)

Net Interest Income	$(3,664)	$(3,673)	$(7,337)	$(11,573)	$2,992	$(8,581)

(1)	-	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statements of Condition and changes to our margin for the quarters ended September 30 follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	SEPTEMBER 30, 2003			SEPTEMBER 30, 2002

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$2,968,304	$37,790	5.05%	$2,906,844	$45,526	6.21%
Securities Available for Sale (3)	1,939,805	14,250	2.91	2,070,804	17,537	3.36
Time Deposits with Other Banks	264,234	1,358	2.04	191,810	784	1.62
Federal Funds Sold and Reverse Repurchase Agreements	260,250	666	1.02	493,738	2,169	1.74

Total Earning Assets and Average Rate Earned (5)	5,432,593	54,064	3.95	5,663,196	66,016	4.62
Reserve for Loan Losses	(26,387)			(25,393)
Cash and Due from Banks	190,296			169,633
Other Assets	486,887			432,828

Total Assets	$6,083,389			$6,240,264

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,771,599	$7,135	0.75%	$4,445,897	$14,157	1.26%
Repurchase Agreements and Other Short-Term Borrowings	443,654	902	0.81	421,142	1,742	1.64
FHLB Borrowings and Other Long-Term Debt	560,083	4,865	3.45	66,525	1,618	9.73

Total Interest-Bearing Funds and Average Rate Paid	4,775,336	12,902	1.07	4,933,564	17,517	1.41
Demand Deposits (4)	561,787			514,900
Other Liabilities	128,854			127,360
Minority Interest in Preferred Stock of Subsidiaries	246,237			282,735
Shareholders’ Equity	371,175			381,705

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,083,389			$6,240,264

NET INTEREST INCOME AND SPREAD		$41,162	2.88%		$48,499	3.21%

NET INTEREST MARGIN ON EARNING ASSETS			3.01%			3.40%

(1)	-	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)	-	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3)	-	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4)	-	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5)	-	Includes loans held for sale but excludes venture capital investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in our average Statements of Condition and changes to our margin for the nine months ended September 30 follows:

	NINE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2003			SEPTEMBER 30, 2002

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$2,999,854	$122,218	5.45%	$2,850,615	$134,944	6.33%
Securities Available for Sale (3)	2,125,409	51,702	3.25	1,822,584	53,562	3.93
Time Deposits with Other Banks	248,725	4,171	2.24	213,534	1,999	1.25
Federal Funds Sold and Reverse Repurchase Agreements	444,370	3,970	1.19	494,271	6,478	1.75

Total Earning Assets and Average Rate Earned (5)	5,818,358	182,061	4.18	5,381,004	196,983	4.89
Reserve for Loan Losses	(25,921)			(26,991)
Cash and Due from Banks	178,109			168,787
Other Assets	475,713			435,250

Total Assets	$6,446,259			$5,958,050

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$4,193,297	$27,767	0.89%	$4,133,987	$40,602	1.31%
Repurchase Agreements and Other Short-Term Borrowings	433,318	3,696	1.14	453,409	5,444	1.61
FHLB Borrowings and Other Long-Term Debt	499,037	13,096	3.51	66,525	4,854	9.73

Total Interest-Bearing Funds and Average Rate Paid	5,125,652	44,559	1.16	4,653,921	50,900	1.46
Demand Deposits (4)	558,346			509,862
Other Liabilities	129,069			117,283
Minority Interest in Preferred Stock of Subsidiaries	247,806			305,693
Shareholders’ Equity	385,386			371,291

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,446,259			$5,958,050

NET INTEREST INCOME AND SPREAD		$137,502	3.02%		$146,083	3.43%

NET INTEREST MARGIN ON EARNING ASSETS			3.16%			3.63%

(1)	-	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)	-	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3)	-	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4)	-	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5)	-	Includes loans held for sale but excludes venture capital investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Total Loans	55%	51%
Securities Available for Sale	36	37
Time Deposits with Other Banks	5	3
Federal Funds Sold & Reverse Repurchase Agreements	4	9

	100%	100%

Interest-Bearings Deposits	79%	90%
Repurchase Agreements & Other Short-Term Borrowings	9	9
Long-Term Debt	12	1

	100%	100%

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Total Loans	52%	53%
Securities Available for Sale	37	34
Time Deposits with Other Banks	4	4
Federal Funds Sold & Reverse Repurchase Agreements	7	9

	100%	100%

Interest-Bearings Deposits	85%	89%
Repurchase Agreements & Other Short-Term Borrowings	8	10
Long-Term Debt	7	1

	100%	100%

NONINTEREST INCOME

Noninterest income for the third quarter of 2003 totaled $28.7 million, an increase of 6% from the $27.1 million in the third quarter of 2002. This increase resulted primarily from a $2.2 million reduction in venture capital losses compared to the prior year and increases in service charges and fees of $1.2 million and in other noninterest income of $3.8 million.

The increase in service charges and fees was due to the previously described change in how the U.S. Treasury compensates financial agent banks such as Riggs. The earnings on the DCS for the quarter ended September 30, 2003 were $1.4 million. Other noninterest income increased due to $2.2 million in income from key man insurance coverage and $1.2 million in gains from the previously announced sale of the Riggs Funds. The increased service charges and fees, other noninterest income and lower venture capital losses were partially offset by a decline in trust and investment advisory income of $1.1 million and by securities gains which were $4.6 million less than the prior year’s quarter.

For the nine months ended September 30, 2003, noninterest income totaled $84.9 million, an increase of 24% from the $68.7 million in the first nine months of 2002. This increase resulted primarily from securities gains of $12.6 million compared to securities gains of $7.4 million in the first nine months of 2002 and a $10.1 million reduction in venture capital losses compared to the prior year. Securities gains resulted from the sale of mortgage-backed securities which were often purchased at a premium which was, because of declining rates, being amortized into income on an accelerated basis, thus reducing yield. We also had an increase in service charges and fees of $2.8 million, reflecting the successful implementation of several Project EPS-related fee initiatives and increased advisory and foreign exchange fees. Other noninterest income, which increased $3.5 million to $11.2 million, also contributed to the increase. This category increased partially due to the reasons described previously for the increase in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

three month period. The increased securities gains and lower venture capital losses were partially offset by a decline in trust and investment advisory income of $5.3 million.

The declines in trust and investment advisory income for the three and nine month periods were primarily attributable to the second quarter 2002 renegotiation of a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust, an open commingled real estate fund, which resulted in a reduction in revenue for this business activity for the quarter ended September 30, 2003 of approximately $637 thousand from the same quarter of 2002 and of approximately $3.8 million for the nine months then ended.

Trust and investment advisory income impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment and service charge income primarily impacts the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2003 was $66.2 million, an increase of $6.9 million from the $59.3 million reported for the three months ended September 30, 2002. The increase was primarily due to increases in salaries and other employee benefits of $2.6 million and in external consultants’ fees of $2.5 million. The increase in salaries and other employee benefits is primarily due to compensation for contract labor and overtime for non-exempt employees for work directly related to Project EPS. The external consultants’ costs relate to Project EPS and the Company’s comprehensive BSA audit and compliance effort.

For the nine months ended September 30, 2003, noninterest expense was $190.6 million, an increase of $14.7 million from the $176.0 million reported for the comparable period in 2002. The increase was due principally to consulting expenses which increased by $6.8 million to $11.0 million for the nine months ended September 30, 2003 and to increases in salaries and other employee benefits of $3.6 million. Consulting expenses and salaries and other employee benefits increased for the reasons described above for the three months ended September 30, 2003. A $3.8 million write-down in the second quarter of 2003 of a property held for sale in London also contributed to the increase. The amount of the write-down was based upon an independent appraisal of the property’s value.

The real property write-down and the consulting expenses primarily affect the Other segment.

In July 2002 the Company awarded shares of its common stock to certain key executives. This award vests in equal amounts through December 2006. In the first nine months of 2003 we recorded $910 thousand of expense related to this award which is recorded in salaries and employee benefits in the Consolidated Statements of Income. We anticipate recording an additional $292 thousand of expense related to this award during the remainder of 2003 and approximately $1.2 million of expense in each of the next three calendar years. To obtain this award, however, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

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

EFFECTIVE TAX RATES

The effective tax rate on Income Before Taxes and Minority Interest for the nine month period ended September 30, 2003 was 28.5% compared to 34.5% during the same period of the prior year. The primary reason for the decrease was the recognition of greater than anticipated research and development tax credits associated with internal technology projects, as discussed in the following paragraph. Also, the previously mentioned gains from key man life insurance are not tax effected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Upon filing of its 2002 federal income tax return in September 2003, the Company accrued approximately $1.2 million of net research and experimentation tax credits. Approximately half of this amount pertains to 2002 expenditures and the balance is applicable to 2003 expenditures. The majority of these are attributable to Project EPS and the previously mentioned computer system to be utilized by the federal government in its cash management and reporting.

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.78 billion as of September 30, 2003, compared to $2.32 billion as of year-end 2002 and $2.19 billion as of September 30, 2002. The activity for the first nine months of 2003 included purchases of securities available for sale totaling $7.87 billion, which were more than offset by maturities and calls, principal payments and sales of securities available for sale totaling $8.27 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 2.1 years and 3.61%, respectively, as of September 30, 2003. As of September 30, 2002, the weighted-average duration and yield were approximately .6 years and 3.73%, respectively.

The balance of securities available for sale decreased from both year-end 2002 and September 30, 2002 primarily because of the previously described change in the methodology utilized by the United States Treasury to compensate its financial agent banks. Under the old methodology we were required to purchase securities to collateralize any United States Treasury or Agency deposit. Under the new DCS methodology this is no longer required.

Details on securities available for sale follow:

	SEPTEMBER 30, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$30,120	$23	$1	$30,142
Government Agencies Securities	768,000	895	539	768,356
Mortgage-Backed Securities	931,780	3,137	2,761	932,156
Other Securities	51,906	76	—	51,982

Total Securities Available for Sale	$1,781,806	$4,131	$3,301	$1,782,636

	SEPTEMBER 30, 2002

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$134,987	$—	$—	$134,987
Government Agencies Securities	1,471,613	4,019	2	1,475,630
Mortgage-Backed Securities	521,970	12,919	—	534,889
Other Securities	47,378	—	10	47,368

Total Securities Available for Sale	$2,175,948	$16,938	$12	$2,192,874

	DECEMBER 31, 2002

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,998	$—	$—	$4,998
Government Agencies Securities	1,268,874	4,499	9	1,273,364
Mortgage-Backed Securities	970,386	15,109	11	985,484
Other Securities	56,049	22	—	56,071

Total Securities Available for Sale	$2,300,307	$19,630	$20	$2,319,917

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Realized gains from the sale of securities totaled $1.4 million for the quarter ended September 30, 2003 and there were no realized losses. For the quarter ended September 30, 2002, realized gains were $6.0 million and realized losses were $10 thousand.

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

LOANS

As of September 30, 2003 loans outstanding totaled $2.95 billion, with residential mortgage/home equity, commercial and financial and real estate-commercial/construction comprising 50%, 18% and 22% of the portfolio, respectively. At September 30, 2002 these percentages were 50%, 19% and 19%, respectively. The residential mortgage/home equity loans are fully secured with approximately 9% having a loan to value ratio of 90% or greater.

As indicated in the following table, total loans increased from $2.85 billion at September 30, 2002. Since that time, the increases were primarily in the real estate-commercial/construction and residential real estate loan portfolios. These increases were partially offset by decreases in commercial and financial, home equity and foreign loans.

As of September 30, 2003 foreign loans outstanding totaled $249.8 million, a decrease of $44.3 million from September 30, 2002. This decrease is primarily attributable to the Company’s continuing de-emphasis of commercial lending at RBEL. During the third and fourth quarters of 2002 we sold $138.3 million of these loans and loan commitments and at September 30, 2003 the commercial loans remaining at London amounted to $23.6 million.

We periodically purchase residential mortgage loans to utilize liquidity. Since September 2002, we have purchased $450.9 million of these loans at a net premium of approximately $9.7 million. This premium was the primary reason for the $5.2 million change in the balance of net deferred loan fees, premiums and discounts.

COMPOSITION OF LOAN PORTFOLIO

	SEPTEMBER 30,		SEPTEMBER 30,		DECEMBER 31,
	2003		2002		2002

(IN THOUSANDS)
Commercial and Financial	$515,657	18%	$531,381	19%	$613,786	20%
Real Estate – Commercial/Construction	656,546	22	555,650	19	559,384	19
Residential Mortgage	1,174,846	41	1,106,925	40	1,225,211	41
Loans Available for Sale	288	—	5,838	—	1,247	—
Home Equity	276,789	9	290,635	10	279,737	9
Consumer	67,072	2	65,482	2	65,437	2
Foreign	249,825	8	294,152	10	259,290	9

Total Loans	$2,941,023	100%	$2,850,063	100%	$3,004,092	100%

Net Deferred Loan Fees, Premiums and Discounts	4,654		(505)		3,813

Loans	$2,945,677		$2,849,558		$3,007,905

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	NINE MONTHS ENDED
	SEPTEMBER 30,

(IN THOUSANDS)	2003	2002

Balance, January 1	$25,958	$29,540
Provision for loan losses	2,321	(268)

Loans charged-off	3,565	5,155
Less: Recoveries on charged-off loans	1,928	1,363

Net loan charge-offs	1,637	3,792

Foreign exchange translation adjustments	55	660

Balance, September 30	$26,697	$26,140

The reserve amount is determined based on the risk of loss in the loan portfolio. For the nine month period ended September 30, 2003 we had a consolidated loan loss provision of $2.3 million. A domestic provision of $580 thousand was made in the third quarter to provide loss coverage for the downgrade of a $16.8 million commercial loan. Due to the overall improvement in asset quality, the Company recorded a negative loan loss provision of $268 thousand during the first nine months of 2002.

Foreign loans and other credits may be adversely affected by sudden political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instability. See Note 15 of Notes to Consolidated Financial Statements in our 2002 Form 10-K.

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

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans, other real estate (net of reserves) and repossessed assets, totaled $4.1 million as of September 30, 2003, a $3.5 million increase from the year-end 2002 total of $670 thousand and a $2.7 million increase from the September 30, 2002 total of $1.4 million. Of the $4.1 million balance at September 30, 2003, $230 thousand is recorded in our Banking segment and $3.9 million is in our International Banking segment. The increase in nonperforming assets from year-end 2002 was mainly due to commercial loans in the amount of $4.5 million at our London operations being placed in the nonaccrual category and to $1.3 million classified as other assets owned, partially offset by payments and charge-offs on these assets totaling $2.7 million.

The $173 thousand balance in other assets owned is comprised of repossessed equipment and automobiles from our commercial lease financing business in London, which is part of the International Banking segment. At September 30, 2003 we continued to have no real estate held as other assets.

As of September 30, 2003 the Company had no specific reserves for loan losses.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days decreased $516 thousand from December 31, 2002 to $10.5 million at September 30, 2003 and decreased $1.1 million from September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
(IN THOUSANDS)	2003	2002	2002

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$3,950	$548	$196
Renegotiated Loans	—	—	255
Other Real Estate and Repossessed Assets, Net	173	122	937

Total Nonperforming Assets	$4,123	$670	$1,388

30-89 DAYS PAST-DUE LOANS (2)	$37,326	$35,593	$41,571

90+ DAYS PAST-DUE LOANS (3)	$10,529	$11,045	$11,660

POTENTIAL PROBLEM LOANS	$860	$5,302	$242
(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.
(2)	Loans contractually past due 30-89 days or more in principal or interest.
(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are our primary and most stable source of funds. Deposits totaled $4.03 billion as of September 30, 2003, a decrease of $1.21 billion from $5.24 billion at December 31, 2002 and a decrease of $989.8 million from $5.02 billion at September 30, 2002. Compared to the December 31, 2002 and September 30, 2002 balances, deposits decreased significantly in time deposits in domestic offices, primarily due to the previously described change in how the United States Department of the Treasury (“Treasury”) compensates financial agent banks. The amount of DCS purchased in mid-July 2003 upon implementation of the new methodology was approximately $1.1 billion.

As a means of reducing deposit reserve requirements, we periodically sweep excess demand funds into money market accounts. The average balances transferred for the three months ended September 30, 2003 and 2002, which are not included in demand deposits in our averages tables, were $497.6 million and $465.4 million, respectively. For the nine months ended September 30, 2003 and 2002, the average balances transferred were $487.1 million and $465.7 million, respectively.

FHLB BORROWINGS AND OTHER LONG-TERM DEBT

Long-term debt at September 30, 2003 consisted of $66.5 million, 9.65% fixed rate, subordinated debentures due in 2009, $419.0 million in FHLB advances, and $156.0 million in long-term repurchase agreements. At September 30, 2002, long-term debt consisted solely of the $66.5 million subordinated debentures whereas at December 31, 2002 the balance also included $292.0 million in FHLB advances. The debentures cannot be called, and qualify as tier II capital for regulatory purposes. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%. The FHLB advances have maturity dates through 2007 and carry a blended rate at September 30, 2003 of 2.56%. Of the $419.0 million, $50.0 million is callable in 2004 and $25.0 million of these advances is callable in 2005. The long-term repurchase agreements also have maturity dates through 2007 and carry a blended interest rate of 1.95%. $50.0 million of long-term repurchase agreements is callable in 2004. The Company uses both of these types of advances to fund the purchase of mortgage-backed securities as part of a leverage strategy to utilize our strong capital position. The goal of this strategy is to increase net interest income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY

We seek to maintain sufficient liquidity to meet the needs of depositors, borrowers and creditors at a reasonable cost. Our Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see Item 3-Sensitivity to Market Risk). As of September 30, 2003 our liquid assets on a consolidated basis, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.28 billion (32% of total assets). This compares to $3.35 billion (49% of total assets) as of December 31, 2002 and $3.07 billion (48% of total assets) as of September 30, 2002. The previously described methodology change by which the United States Treasury compensates financial agent banks adversely impacted our liquidity ratio. As of September 30, 2003, $627.4 million of our assets were pledged to secure deposits and other borrowings. This compares to pledged assets of $1.69 billion as of December 31, 2002, and $1.69 billion as of September 30, 2002, again reflecting the way the Treasury compensates financial agent banks.

Our liquidity position is maintained by a stable source of funds from our core deposit relationships. We also have a line of credit available through our membership in the FHLB Atlanta. As of September 30, 2003, December 31, 2002 and September 30, 2002 short-term credit lines and the FHLB Atlanta line of credit available totaled approximately $593.4 million, $743.8 million, and $1.02 billion, respectively. As of September 30, 2003, December 31, 2002 and September 30, 2002 the amounts outstanding under these lines were $433.5 million, $312.4 million, and $20.7 million, respectively.

During the first nine months of 2003 we borrowed $127.0 million from our credit line at the FHLB. These borrowings were in addition to the $292.0 million we borrowed in December 2002. These advances have maturity dates through 2007 and bear rates of interest from .52% to 3.70%. In the third quarter of 2003 we also borrowed $156.0 million in repurchase agreements from broker-dealers. These borrowings have maturity dates through 2007 and bear interest rates from .56% to 3.02%. Both the FHLB borrowings and long-term reverse repurchase agreements are discussed in further detail in “FHLB Borrowings and Other Long-Term Debt” in this Management’s Discussion and Analysis.

As of September 30, 2003 the Company believes it has sufficient liquidity to meet its future funding needs. However there are many factors which impact liquidity that are beyond our ability to control or influence and, therefore, we cannot represent that future liquidity will remain adequate.

SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Total shareholders’ equity as of September 30, 2003 was $382.8 million, a decrease of $6.4 million from year-end 2002 and a decrease of $2.6 million from a year ago. The decrease from year-end was primarily the result of net unrealized losses on our investment portfolio of $12.2 million and cash payments on dividends of $4.3 million, partially offset by net income of $7.8 million. The decrease from September 30, 2002 was primarily the result of net unrealized investment losses of $10.5 million and dividend payments of $5.7 million. These decreases were partially offset by net income of $10.0 million and the issuance of common stock in the amount of $1.6 million.

Book value per common share was $13.38 as of September 30, 2003 compared to $13.65 as of year-end 2002 and $13.52 as of September 30, 2002. The decreases in book value from September 30 of the prior year and from year-end 2002 were primarily the result of the net unrealized securities losses and dividends paid as described in the preceding paragraph.

Following are our regulatory capital ratios and those of our banking subsidiary, Riggs Bank National Association (Riggs Bank N.A.) as of September 30, 2003 and 2002, and December 31, 2002. For comparative purposes, it should be noted that our trust preferred securities, which at September 30, 2003 carried a blended interest rate of 8.78%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate is significantly higher than the target federal funds rate at September 30, 2003, of 1.00%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

As a result of FASB Financial Interpretation No. 46 (FIN 46)and subsequent related issuances by the Financial Accounting Standards Board, the two trusts formed by us to issue our trust preferred securities may, beginning in the fourth quarter, no longer be consolidated thus raising the issue of whether the debentures issued by these trusts will continue to be recognized as regulatory capital. On July 2, 2003, however, the Federal Reserve issued instructions, stating that “Organizations should continue to include trust preferred securities...in their Tier I capital for regulatory capital purposes...until notice is given to the contrary.” The Company is closely monitoring this issue. See also Note 9-New Financial Accounting Standards.

During the third quarter of 2003 we purchased for cash $6.5 million of trust preferred securities. The average rate on these securities was 8.80% and we paid a premium of $25 thousand. These third quarter purchases will result in annualized after-tax minority interest expense savings of $371 thousand.

Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations.

	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,	REQUIRED
	2003	2002	2002	MINIMUMS

RIGGS NATIONAL CORPORATION:
Tier I	13.63%	14.90%	14.13%	4.00%
Combined Tier I and Tier II	19.26	22.42	20.25	8.00
Leverage	8.31	7.97	7.85	4.00

RIGGS BANK N.A.:
Tier I	12.10%	14.48%	12.76%	4.00%
Combined Tier I and Tier II	12.85	15.29	13.52	8.00
Leverage	7.44	7.79	7.17	4.00

The ratios of total shareholders’ equity to total assets were 6.53%, 5.70%, and 6.04% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

We are exposed to various market risks. Some of these risks are discussed in our Annual Report on Form 10-K. We have determined that interest-rate risk may have a material impact on our financial performance, and we have established the Asset/Liability Committee to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of our operations in an effort to provide a stable net interest margin while maintaining liquidity and capital. This entails the management of our overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. We also have risk associated with foreign currency exchange which we attempt to mitigate through various hedges. See Note 6-Accounting for Derivatives.

We manage our interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of September 30, 2003, the most likely interest rate scenario calls for the federal funds target rate to be flat at 1.00% through August 2004. The federal funds target rate then rises gradually to 3.75% by June 2006, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

At the end of 2002, based on modeling results, Riggs Bank was liability sensitive. Net interest income was forecasted to improve slightly in the gradually falling rate scenarios compared to the most-likely outcome. These scenarios included a steepening yield curve. Net interest income was forecast to be lower than most-likely in the scenarios where rates gradually increase by 100 basis points above the most likely for 12 months and 300 basis points for 36 months. At the end of 2002, Riggs Bank owned a significant portion of assets that gave the issuer/borrower the opportunity to

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

refinance the obligation without a prepayment penalty. These assets included callable agency securities, mortgage-backed securities and mortgage loans. At the same time, due to the low level of short-term interest rates, deposit rates were very low making it difficult to grow our deposit base. In the fourth quarter of 2002, therefore, the Bank embarked on a leverage strategy whereby the Bank purchased $400.0 million of mortgage-backed securities and funded the investments with term advances from the Federal Home Loan Bank of Atlanta. In 2003, the Bank entered into three additional leverage strategies for a total of $300.0 million funded with term fixed rate liabilities.

As 2003 progressed, interest rates fell. While the Federal Reserve only lowered the federal funds target from 1.25% to 1.00% in June, intermediate rates fell significantly during May and June, in many cases by 1% or more, as the Federal Reserve mentioned their concern with deflation. This flattening of the yield curve allowed many assets owned by the Bank to be refinanced at lower yields. The flattening of the yield curve was unexpected. The entire callable security portfolio was called during the second quarter.

Mortgage-backed securities, many that were purchased at premiums, began to prepay faster than anticipated. This caused the Bank to amortize the premiums faster than expected and reduced the yield. Bulk mortgage loans, many purchased from mortgage loan originators and at premiums, were also being prepaid faster than expected again causing the premium to be amortized faster than expected and causing the yield to be below expectations. Internally generated mortgage loans also repaid faster than expected and new loans were being booked at yields significantly below the rates on the prepaying loans. Due to already low levels of short-term interest rates, the drop in asset yields caused by the flattening of the yield curve could not be matched by a drop in deposit costs. In addition, the term funding supporting the leverage strategies was generally at fixed rates and not repayable prior to scheduled maturity dates. Net interest income declined and margin was compressed.

By the end of September 2003, interest rates had risen back into the range that existed from October 2002 to April 2003. The yields on many assets booked in the second and third quarters of 2003 are below current rates. This has caused the duration of the mortgage loans, mortgage-backed securities and callable securities to lengthen. From current interest rate levels, the Bank is more susceptible to rising interest rates as the call provisions in many of our assets are now out of the money. The borrower/issuer does not have an economic incentive to refinance the obligation. Rising rates will cause these assets to remain on the Bank’s books thereby inhibiting our ability to redeploy the funds into higher earning assets. A drop in rates will have a limited impact initially on margin but a significant drop in rates along the yield curve would again cause the Bank’s assets to be refinanced at a time when the Bank cannot lower its deposit costs in a meaningful way. Additionally, as noted above, the Bank maintains fixed rate term liabilities supporting the leverage strategies.

COMMITMENTS

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of September 30, 2003 and 2002, and December 31, 2002 are:

	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2003	2002	2002

Commitments to extend credit	$1,326,017	$1,030,362	$1,039,724

Commercial letters of credit	54,962	42,365	70,479

Stand-by letters of credit	69,494	61,916	53,540

At September 30, 2003 a liability of $280 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit. No liability was recorded at September 30, 2002 or December 31, 2002 as such amounts were immaterial.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $11.5 million and $18.4 million at September 30, 2003 and 2002, respectively.

As described in Note 9 of the Company’s 2002 Form 10-K, and as updated in the Company’s first and second quarter 2003 Forms 10-Q, the Company has various other off-balance sheet commitments and contingencies.

ITEM 4. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and projections about our future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of our business strategies, hedging activities and our trust and investment advisory income. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of our business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on page 35 are incorporated by reference or filed herewith in response to this item.

(b) Reports on Form 8-K

On October 24, 2003, the Company furnished a Form 8-K to announce earnings for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date:	November 18, 2003	/s/ ROBERT L. ALLBRITTON

Robert L. Allbritton
Chairman of the Board and Chief Executive Officer

Date:	November 18, 2003	/s/ STEVEN T. TAMBURO

Steven T. Tamburo
Treasurer
(Chief Financial Officer)

EXHIBIT NO.	DESCRIPTION	PAGES

(31.1)	Chief Executive Officer Section 302 Certification of Quarterly Report on Form 10-Q	36

(31.2)	Chief Financial Officer Section 302 Certification of Quarterly Report on Form 10-Q	37

(32.1)	Chief Executive Officer Section 906 Certification of Quarterly Report on Form 10-Q	38

(32.2)	Chief Financial Officer Section 906 Certification of Quarterly Report on Form 10-Q	39

     (Exhibits omitted are not required or not applicable.)