Form 10-K
period 2003-12-31
RIGGS NATIONAL CORP
filed 2004-03-15
CIK 350847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9756

Riggs National Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-1217953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1503 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive offices)	20005 (Zip Code)

(Registrant’s telephone number, including area code)

(202) 835-4309

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, par value $2.50 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the Company’s voting equity held by non-affiliates was $280,758,759 on June 30, 2003, based on the last sales price that day.

      The number of shares outstanding of the registrant’s common stock as of January 31, 2004 was 28,729,496.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Riggs National Corporation’s definitive Proxy Statement dated March 19, 2004 to Shareholders are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

Certain information contained in this Annual Report, including, without limitation, the information appearing under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements comprising all statements herein that are not historical reflect the Company’s current expectations and projections about its future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and its interpretation of what it believes to be significant factors affecting its businesses, including many assumptions regarding future events. References to the words “will,” anticipate,” “believe,” “intend,” “estimated,” “expect,” “should,” “goal,” and similar expressions used herein indicate such forward-looking statements. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the Company’s ability to successfully implement its business strategies, the weakening of the domestic economy, social, economic or political instability, both domestic and foreign, changes in credit quality and interest rates, the impact of competitive products, services and pricing, customer business requirements, legislation, regulation, supervisory examinations or actions such as those described herein, the timing of technology enhancements for products and operating systems, volatility of venture capital portfolios, the collectibility of loans and similar matters. The reader should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or for any other reason.

PART I

ITEM 1.     BUSINESS

Riggs National Corporation

Riggs National Corporation (the Company or Riggs) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA) and incorporated in the State of Delaware. Riggs engages in a variety of banking-related activities through its bank and non-bank subsidiaries. The Company currently has banking operations or separate subsidiaries in: the Washington, D.C. metropolitan area; New Haven (Connecticut), Miami (Florida); London (England); Berlin (Germany); Jersey (Channel Islands) and Nassau (Bahamas). It provides investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940, as amended. At December 31, 2003, Riggs and its subsidiaries had 1,450 full-time equivalent employees. The Company had assets of $6.37 billion, liabilities of $6.00 billion and shareholders’ equity of $373.5 million at December 31, 2003.

The Company has six reportable business segments which are: Banking, International Banking, Riggs & Co. (wealth management), Treasury, Riggs Capital Partners (venture capital) and Other, which are described in Note 17 of Notes to Consolidated Financial Statements. For the three years ended December 31, 2003, key elements of the Company’s business strategy have been: the continued focus on growth opportunities through the additional accumulation of assets under management and fee income in the wealth management division (Riggs & Co.); the orientation of its retail banking branches toward money management relationships; the development and specialization of banking products and services in specific growth industries; and the continuation of Riggs’ pre-eminent embassy banking operations coupled with growth in the international private banking business lines. As a complement to internally developed programs, Riggs may also pursue alliances or acquisitions that further its strategic goals. In 2004 the Company’s Riggs & Co. segment will be absorbed into the Banking segment.

Riggs Bank N.A.

The principal subsidiary of the Company is Riggs Bank N.A. (Riggs Bank or the Bank), a national banking association founded in 1836 and organized under the national banking laws of the United States in 1896. Riggs Bank had assets of $6.00 billion, deposits of $4.29 billion and stockholder’s equity of $427.2 million at December 31, 2003.

Riggs Bank operates twenty-eight branches and an investment advisory subsidiary in Washington, D.C.; thirteen branches in Virginia; six branches in Maryland; a second investment advisory subsidiary in New Haven, Connecticut; a commercial bank and a portfolio management services company in London, England; an Edge Act (federally-chartered corporation allowed to engage only in international banking or other financial transactions related to international business) subsidiary in

Miami, Florida; branch offices in London (England), Berlin (Germany) and Nassau (Bahamas); and a trust company in Jersey (Channel Islands).

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

The Bank’s wealth management division, Riggs & Co., provides fiduciary and administrative services including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, as well as estate planning and trust administration. Riggs & Co. provides domestic investment advisory services through Riggs Investment Advisors Inc. (RIA) and J. Bush & Co. Incorporated, both of which are wholly-owned subsidiaries incorporated in the State of Delaware and registered under the Investment Advisers Act of 1940, as amended. Internationally, Riggs provides these services through Riggs and Co. International Ltd. (RCIL).

Riggs Bank’s Community Banking Group provides a variety of traditional services including checking, NOW, savings and money market accounts, personal loans and lines of credit, certificates of deposit, individual retirement accounts and investment sales. Additionally, the Community Banking Group provides 24-hour banking services through its telebanking operations and a network of 143 automated teller machines (ATMs) that is linked to national and regional ATM networks.

The Bank’s International Banking Group also provides a variety of financial services, including issuing letters of credit in connection with trade and other transactions, taking deposits, foreign currency exchange, private banking and cash management. Customers include embassies and foreign missions in Washington, D.C. and elsewhere, foreign governments, central banks of foreign governments and other banks. Because of these relationships, Riggs has also developed secondary relationships with diplomats, embassy employees and other representatives of such entities that may be perceived as closely aligned with the Company’s primary customers. These services are provided through both domestic and international offices.

International operations of Riggs Bank include:

•	Riggs Bank Europe Ltd. (RBEL), located in London (England), which provides corporate banking, expatriate and embassy banking services. RBEL’s main office is located in the West End of London. It also has a branch in Berlin (Germany);
•	RCIL, located in London (England), provides portfolio management services to international customers;
•	Riggs Bank London Branch, which has three locations in London, provides banking services to embassy and private banking clients;
•	Riggs Bank and Trust Company Limited, located in Jersey (Channel Islands), which provides offshore banking and trust services to international clients; and
•	Riggs Bank Nassau Branch (Bahamas) which provides limited offshore banking services.

The Company estimates that for 2003, 2002 and 2001, approximately 10%, 9% and 17%, respectively, of its consolidated revenues are attributable to foreign operations. For 2003, 2002 and 2001, 9%, 7% and 11%, respectively, of the consolidated assets at December 31 are attributable to its foreign operations. See Note 15 of Notes to the Consolidated Financial Statements.

Riggs Capital

Riggs Capital issued 150,000 shares of 8.625% guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures (trust preferred securities), Series A, with a liquidation preference of $1,000 per share, in December 1996. The securities currently qualify as tier I capital with certain limitations.

Riggs Capital II issued 200,000 shares of 8.875% guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures, Series C (trust preferred securities), with a liquidation preference of $1,000 per share, in March 1997. The securities also currently qualify as tier I capital with certain limitations.

In accordance with an accounting interpretation which was adopted by the Company on October 1, 2003 (FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities or FIN 46R), the Company no longer consolidates Riggs Capital and Riggs Capital II. At the time of adoption of this new accounting interpretation and at

December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In financial statements applicable to periods prior to October 1, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding securities of Riggs Capital and Riggs Capital II and reported as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures in the Consolidated Statements of Condition. Prior to October 1, 2003, the interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning in the fourth quarter of 2003, the trust preferred securities owned by Riggs are included in securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has to Riggs Capital and Riggs Capital II is included in long-term debt. Commencing in the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable by the Company to Riggs Capital and Riggs Capital II is included in interest expense.

Because of this deconsolidation, regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of tier I regulatory capital. The Company has determined that it and the Bank would continue to be “well capitalized” under regulatory guidelines at December 31, 2003 without including the trust preferred securities as a component of regulatory capital. See Capital Resources and Notes 10 and 11 of Notes to Consolidated Financial Statements.

Riggs Capital Partners

Riggs Capital Partners LLC (RCP) and Riggs Capital Partners II LLC (RCP II), the Company’s venture capital operations, invest in equity investments, typically in privately-held, high-tech and growth companies. As of December 31, 2003, the fair value of combined venture capital investments of RCP and RCP II was $43.4 million.

Regulation-General

The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Federal Reserve Board (the Board). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to applicable limits. The Bank is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency (the OCC), its primary federal regulator, and also by the Federal Deposit Insurance Corporation (the FDIC) and the Board. The Bank is also a member of the Federal Home Loan Bank of Atlanta (the FHLB), which serves as a source of funds for the Bank. To a lesser degree, other domestic and foreign regulatory agencies impact the Company and its subsidiaries, including the Bank.

Certain regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of National Banks

The OCC has extensive regulatory and supervisory authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual deposit insurance assessment, based upon the bank’s total assets, to fund the operations of the OCC.

The OCC also has extensive enforcement authority over all national banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions and to appoint the FDIC as conservator or receiver. In general, these enforcement actions may be initiated for violations of laws and regulations as well as unsafe or unsound practices, or with respect to receivership or conservatorship upon the determination that certain statutory criteria exist such as insolvency, substantial dissipation of assets, an unsafe or unsound condition in which to transact business, willful violation of cease and desist orders, concealment, losses or the likelihood of losses that will deplete substantially all capital, undercapitalization, similar factors, or upon notification by the U.S. Attorney General of guilt by a bank of a criminal offense arising under the money laundering laws of the United States. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

The OCC, as well as the other federal banking agencies, have adopted regulations and guidelines establishing safety and soundness standards including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings, and compensation and other employee benefits.

Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institutions to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Bank Insurance Fund (the BIF), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC assesses deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the BIF. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Payment of Dividends

Riggs National Corporation is not only the name of the consolidated financial reporting entity but also refers to a distinct legal entity (the Parent Company or RNC) other than the consolidated financial reporting entity. The majority of RNC’s cash revenue is from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both RNC and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.

Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Neither the Bank nor RNC may make any capital distribution (or, also, in the case of the Bank, pay any management fee to RNC) if the Bank or RNC would thereafter be undercapitalized. Undercapitalized depository institutions and holding companies are subject to increased regulatory monitoring and asset growth limitations and are required to submit capital restoration plans. Both the Bank and the Company are considered “well capitalized” under federal banking regulations at December 31, 2003.

The Bank’s ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. Various provisions of the National Bank Act further restrict the payment of dividends. In addition, the OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the bank would be prohibited by federal statute and the OCC’s prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the bank would be classified as “undercapitalized” under OCC regulations. See Prompt Corrective Action.

Capital Adequacy

The Board, the FDIC and the OCC have issued similar risk-based and leverage capital guidelines applicable to banking organizations these regulatory entities supervise. Under the risk-based capital guidelines, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk-based assets, which by definition includes certain off-balance sheet amounts, of 8%. At least half of the total capital must be comprised of common equity, retained earnings, qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (tier I capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (tier II capital which, together with tier I capital, comprises total capital). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a tier I risk-weighted capital ratio of 6% or greater. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition by banking regulators or if it receives an unsatisfactory regulatory examination rating with respect to certain matters.

Prompt Corrective Action

The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet capital requirements. The OCC is generally required to take action to restrict the activities of an “undercapitalized institution.” Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. Moreover, the OCC may designate an institution as “significantly undercapitalized,” which permits it to impose further additional restrictions.

Any national bank that fails to comply with its capital restoration plan or is “significantly undercapitalized” (i.e., tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the bank. A national bank that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to “significantly undercapitalized” institutions. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank’s operations and profitability and the value of the Company’s outstanding securities, including its common stock.

Deposit Insurance Assessments

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. This risk-based system assigns an institution to one of three capital categories: well-capitalized; adequately capitalized; or undercapitalized. These three categories are substantially similar to the prompt corrective action categories used by the regulators, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

Under the risk-based assessment system, there are nine assessment risk classifications (i.e., three supervisory subgroups within each capital category) to which different deposit insurance assessment rates are applied. Assessment rates for deposit insurance currently range from 0 to 27 basis points (“bp”) per $100 of deposits. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank’s rate of deposit insurance assessments depends upon the category and subcategory to which it is assigned by the FDIC. Any increase in insurance assessments would have an adverse effect on the earnings of the Bank and the Company. Under the Deposit Insurance Funds Act of 1996, deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. The Bank’s CRA rating is “outstanding”.

Related Party Transactions

There are legal restrictions on the extent to which RNC and its non-bank subsidiaries may borrow or otherwise obtain credit from the Bank. Subject to certain limited exceptions, the Bank may not extend credit to RNC or to any non-bank affiliates in an amount which exceeds 10% of RNC’s capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. There are further legal requirements as to the type, amount and quality of collateral that must secure such extensions of credit by the Bank to RNC or to its affiliates. Finally, extensions of credit and other transactions between the Bank and RNC or its affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

In addition, the bank may not acquire the securities of most affiliates. Subsidiaries of the bank are not deemed affiliates. However, the Board has the discretion to treat subsidiaries of national banks as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons (insiders) are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

The Company is a bank holding company registered with the Board. Bank holding companies are subject to comprehensive regulation by the Board under the BHCA and the regulations of the Board. As a bank holding company, the Company is required to file reports with the Board and such additional information as the Board may require, and will be subject to regular examinations by it. The Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Any loans made by RNC to the Bank are subordinate to deposits and to certain other indebtedness of the Bank. In the event of the RNC’s bankruptcy, a commitment by it to a bank regulatory agency to maintain the capital adequacy of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the BHCA, a bank holding company must obtain Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

Bank holding companies are required to get the Board’s prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Board order, or any condition imposed by, or written agreement with, the Board. This notification requirement does not apply to any company that meets the well capitalized standard for banks, is well managed and is not subject to any unresolved supervisory issues.

Federal Home Loan Bank System

The Bank is a member of the FHLB, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board, an agency of the United States government. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are to be utilized to provide funding for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2003, the Bank had $25.6 million in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock. Recent legislative changes will require the FHLB to change the characteristics and amount of stock held by its members. It is also anticipated that these changes will restrict somewhat the ability of FHLB members to redeem their shares of FHLB stock.

Legislation

The Bank Secrecy Act of 1970 (BSA) was designed to deter money laundering and the use of secret foreign bank accounts, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. BSA and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, the establishment of sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.

In recent years, federal regulators have increased the attention paid to compliance with the provisions of BSA and related laws, with particular attention paid to “Know Your Customer” practices, which are now known commonly as “Enhanced Due Diligence.” Banks have been encouraged, by both regulators and by various industry groups, to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide illicit profits and activities.

In 2001, the President of the United States signed into law the USA PATRIOT Act of 2001 that increases certain responsibilities for banks to, among other things, enhance due diligence in monitoring accounts related to certain terrorist activities. The USA PATRIOT Act also applies BSA procedures to broker-dealers. The Bank also is responsible for compliance with restrictions from the U.S. Treasury’s Office of Foreign Assets Control (OFAC). Accordingly, Riggs Bank restricts transactions with certain countries except as permitted by OFAC or in accordance with a license from OFAC.

The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. See Consent Order and Notification of Possible Assessment of Civil Money Penalties.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the SOA). The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA’s new requirements, it is likely that the Company’s costs will increase, at least in the short term, as a result of SOA implementation.

Consent Order and Notification of Possible Assessment of Civil Money Penalties

In July 2003, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (collectively the Consent Order) with the OCC. The provisions of the Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with BSA and related rules and regulations. The Consent Order allows the OCC to take whatever future actions it deems necessary to fulfill its regulatory responsibilities. These actions could include the imposition of a monetary penalty, including a civil money penalty.

On March 2, 2004, the OCC advised the Bank that it was considering whether to institute a civil money penalty action against the Bank and that such action would be based upon the OCC’s allegations that the Bank violated the BSA and related rules and regulations, failed to comply with the Consent Order discussed above and failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA matters. The amount of the civil money penalty being considered was not specified by the OCC. The OCC also informed the Bank that it may seek unspecified modifications to the Consent Order and/or an additional consent order. Many of the regulatory violations alleged by the OCC predate the Consent Order. Under OCC procedures, the Bank is afforded the opportunity to submit information bearing on the appropriate amount of any penalty to be assessed before the imposition of such a penalty.

The OCC also informed the Bank that it is considering whether to take measures that would generally subject the Bank to increased regulatory supervision and operational restrictions. In particular, the OCC advised the Bank that primarily as a direct result of its BSA criticisms, that it expects to designate the Bank as being in a “troubled condition.” A bank that is classified as being in a “troubled condition” must have any new director or executive officer approved in advance by the OCC and is subject, along with its holding company, to a prohibition on making severance payments to the Bank’s directors, officers and employees under the FDIC’s “golden parachute rules.” The increased regulatory supervision is expected to result in more frequent and intensive examinations.

Also on March 2, 2004, the Bank was advised by the Financial Crimes Enforcement Network (FinCEN) of the United States Department of the Treasury that it was evaluating whether it is appropriate for FinCEN to assess a civil monetary penalty and/or take additional enforcement action against the Bank for alleged apparent willful violations of BSA and related rules and regulations. FinCEN generally categorizes its concerns as (1) failure to establish and implement an adequate anti-money laundering program, (2) failure to properly prepare and file suspicious activity reports, and (3) failure to file accurate currency transaction reports. The amount of the civil money penalty being considered was not specified by FinCEN. Under FinCEN’s procedures, before it makes a determination as to the existence and willfulness of the Bank’s violations, the Bank is allowed to submit further information that is relevant to FinCEN’s evaluation of whether a civil money penalty and/or additional enforcement action is warranted for the alleged violations. The Company understands that the OCC and FinCEN are reviewing the involvement of employees, officers, and directors of the Bank with respect to the foregoing.

The Company cannot currently estimate the amount of any civil monetary penalty, if any, that either the OCC or FinCEN may assess.

The Bank expects these actions will increase the Bank’s costs of doing business.

Competition and Environment

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial and other resources than Riggs. While competitive pressures are intense, there have been no significant events or trends that have impacted the Company’s ability to generate loans and deposits. The Company may be impacted, however, by future changes in social, political or economic environments, domestic and foreign terrorism, or a deterioration of the public’s confidence in the banking system or the Company. Many of these factors are beyond the Company’s ability to control.

While Riggs is not dependent on any individual loan, deposit or wealth management customer, the withdrawal of funds by a combination of large depositors or the repayments of loans by a combination of large borrowers or the termination of several large wealth management relationships could negatively impact operating results, financial condition or liquidity. See Risk Factors on page 18.

Additional Information

The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

Beginning in 2003, the Company also makes available free of charge on or through its Internet website (www.riggsbank.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officer*	Position	Age

Robert L. Allbritton	Chairman of the Board and Chief Executive Officer of the Corporation since 2001, Chairman of the Board of Riggs Bank N.A. since 2001	34
Timothy C. Coughlin	President of the Corporation since 1992 and Chairman of Riggs Investment Advisors Inc. since 2001	61
Joseph M. Cahill	General Counsel of the Corporation since 2000 and Executive Vice President and General Counsel of Riggs Bank N.A. since 2001	50
David B. Caruso	Executive Vice President of Riggs Bank N.A., Compliance and Security since 2003	34
William A. Craig#	Executive Vice President of Riggs Bank N.A., Human Resources since 2000	61
Jeffrey T. Glynn#	Executive Vice President of Riggs Bank N.A., Community Banking since 2000	45
Lawrence I. Hebert	President and Chief Executive Officer of Riggs Bank N.A. since 2001	57
Mark N. Hendrix	Executive Vice President of Riggs Bank N.A., Marketing since 1998	44
Shaun V. Kelley#	Executive Vice President and Chief Credit Officer of Riggs Bank N.A. since 2001	50
Glenn E. Kinard	Executive Vice President of Riggs Bank N.A. Corporate and Institutional Banking since 2003	56
R. Ashley Lee	Executive Vice President and Chief Risk Officer of Riggs Bank N.A. and Vice President and Chief Risk Officer of the Corporation since 2003	59
Raymond M. Lund#	Executive Vice President of Riggs Bank N.A., International Banking Group since 1996	42
Henry D. Morneault	Executive Vice President of Riggs Bank N.A. and Chairman of Riggs & Co. since 2001	53
Eartha C. Morris+	Executive Vice President of Riggs Bank N.A., Operations since 2000	46
Robert C. Roane	Executive Vice President and Chief Operating Officer of Riggs Bank N.A. since 1999	47
Wendy J. Ross#	Executive Vice President of Riggs Bank N.A., Technology since 2003	56
Steven T. Tamburo	Chief Financial Officer and Treasurer of the Corporation since 2001 Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 2001	35

*	Executive officers of Riggs National Corporation, including certain executive officers of Riggs Bank N.A., as of December 31, 2003.
+	No longer employed by the Company effective February 2004

#	Divisional Senior Vice President effective February 2004

EXPERIENCE OF MANAGEMENT

Robert L. Allbritton has been Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of Riggs Bank N.A. since 2001. He also serves as a director of Perpetual Corporation (indirect owner of Allbritton Communications Company and 99.7% owner of ALLNEWSCO, Inc.), Chairman and Chief Executive Officer of Allbritton Communications Company and Chairman and director of ALLNEWSCO, Inc.

Timothy C. Coughlin has served as President of the Company since 1992. He has been a director of the Company since 1988, Chairman of Riggs Investment Advisors Inc. since 2001, and was a Director of Riggs Bank N.A. from 1983 to 1996.

Joseph M. Cahill was appointed General Counsel of the Company in 2000 and has served as Executive Vice President and General Counsel of Riggs Bank N.A. since 2001. Mr. Cahill also served as Executive Director of Legal Affairs of Riggs Bank N.A. from 1998 to 2001, Litigation Manager of Riggs Bank N.A. from 1996 to 1997, and Associate Litigation Manager from 1993 to 1995.

David B. Caruso has served as Executive Vice President, Compliance and Security of Riggs Bank N.A. since June of 2003. Mr. Caruso is accountable for the Bank’s compliance with Department of Treasury regulations. Prior to joining Riggs, Mr. Caruso was a Director in KPMG’s Investigation and Integrity Advisory Services practice and the Director of Ernst & Young’s Anti-Money Laundering Compliance Practice. Prior to Ernst & Young he served as Manager of the Fraud and Money Laundering Prevention Group at JP Morgan & Company. From 1991 to 1996 Mr. Caruso served as a Special Agent with the U.S. Secret Service where he was assigned to the New York Field Office’s Financial Institution Fraud Group.

William A. Craig, Executive Vice President of the Bank, has served as head of Human Resources since 2000. Prior to joining Riggs Bank, Mr. Craig served as Senior Vice President and Chief Administrative Officer at Merchant’s Inc., and held similar positions at Perpetual Financial Corporation, Woodward and Lothrop, and Giant Food.

Jeffrey T. Glynn has served as Executive Vice President of Community Banking since April of 2000. Mr. Glynn has served in various management positions with the Bank during the past 9 years. He held the position of Senior Vice President of RiggsDirect, the Bank’s telephone banking group, from 1995 to 2000.

Lawrence I. Hebert, has served as President and Chief Executive Officer of Riggs Bank N.A. since 2001. He has served as a director of Riggs National Corporation since 1988 and as a director of Riggs Bank N.A. from 1981-1988, from 1989-1996, and since 2001. Mr. Hebert also serves as President and a director of Perpetual Corporation (indirect owner of Allbritton Communications Company and 99.7% owner of ALLNEWSCO, Inc.), director of ALLNEWSCO, Inc. and President of Westfield News Advertiser, Inc. Prior to joining Riggs Mr. Hebert served as Chairman and Chief Executive Officer of Allbritton Communications Company.

Mark N. Hendrix, has served as Executive Vice President and Chief Marketing Officer of Riggs Bank N.A. since 1998. Prior to joining the Bank, Mr. Hendrix served as Director of Marketing Communications for Barnett Banks, Inc.

Shaun V. Kelley, has served as Executive Vice President and Chief Credit Officer since 2001. Prior to joining Riggs Bank, Mr. Kelley was at First Union National Bank in Northern Virginia, serving as Managing Director of the Private Capital Management Group from 2000 to 2001, and as Senior Vice President and Senior Credit Officer from 1993 to 2000.

Glenn E. Kinard, was appointed Executive Vice President of Corporate and Institutional Banking in 2003. Mr. Kinard served as Senior Vice President, Deputy Group Head, Corporate and Institutional Banking from 2001 to 2003. Prior to joining the Bank, Mr. Kinard served as Executive Vice President, Retail Banking of United Bank of Virginia from 1995 to 2001 and held similar positions at First Union National Bank, Dominion Bankshares and American Security Bank.

R. Ashley Lee was appointed Executive Vice President and Chief Risk Officer for Riggs Bank, N.A. and Vice President and Chief Risk Officer for Riggs National Corporation with responsibility for enterprise-wide risk management in October 2003. Mr. Lee joined the Bank in 2002 as a Group Vice President and Loan Review Manager in the Credit Administration Department. Prior to joining Riggs he was with the Office of the Comptroller of the Currency from 1968 to 2002.

Raymond M. Lund has served as Executive Vice President of the International Banking Group since 1996. Mr. Lund has served in various management positions with the Bank during the past 15 years, including Head of the International and Domestic Private Banking Divisions.

Henry D. Morneault, has served as Executive Vice President and Chairman of Riggs & Co. since 2001. Mr. Morneault joined the Bank from FleetBoston Financial, where he was Group Manager and Managing Director of the Media and Entertainment Group.

Eartha C. Morris has served as Executive Vice President of Operations since April of 2000. Ms. Morris has served in various management positions within the Bank during the past eleven years. Prior to joining Riggs Bank, Ms. Morris held similar positions at James Madison Ltd., Equitable Bank, Provident Bank and First American Bank.

Robert C. Roane, Executive Vice President, has served as Chief Operating Officer of Riggs Bank N.A. since May of 1999. Mr. Roane has served in various management positions with Riggs Bank during the past twenty-five years.

Wendy J. Ross has served as Executive Vice President of Technology of the Bank since October of 2003. Ms. Ross has served in various management positions within the Bank since 1986.

Steven T. Tamburo has served as Chief Financial Officer and Treasurer of the Company and Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since 2001. Mr. Tamburo also served as Deputy Chief Financial Officer of the Company and as Senior Vice President and Deputy Chief Financial Officer of Riggs Bank N.A. from 2000 to 2001, as Senior Vice President and Controller of Riggs Bank N.A. from 1999 to 2000, and as Group Vice President-Management and Regulatory Reporting-Riggs Bank N.A. from 1998 to 1999. Prior to joining Riggs, Mr. Tamburo was a Senior Manager in the financial services practice at KPMG.

ITEM 2.     PROPERTIES

Riggs owns the properties located in Washington, D.C. which house its executive offices, fourteen of its branches and certain operational units of Riggs Bank. The Company also owns an office building in Maryland, where additional operational units of Riggs Bank are located. Further, it owns an office building in London (England) and leases various properties in: Washington, D.C.; London (England); Berlin (Germany); Jersey (Channel Islands); Miami (Florida); New Haven (Connecticut); Northern Virginia and Maryland. Additional information concerning the Company’s facilities can be found in Notes 1 and 6 of Notes to Consolidated Financial Statements. The facilities the Company owns and leases are adequate to meet the needs of its customers and its operating requirements.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business the Company is involved in various types of litigation and disputes which may lead to litigation. The Company, based upon its assessment of the facts and circumstances of actual, threatened and unasserted legal actions and, when deemed necessary, after consultation with outside counsel, has determined that pending and threatened legal actions will not have a material impact on its financial condition or future operations (see Note 9 of Notes to Consolidated Financial Statements). As reported on Form 10-Q for the quarter ended September 30, 2003, the Company was informed on November 12, 2003 that it was, along with other financial institutions, a defendant in two consumer class action lawsuits which alleged that the Company, the Bank and the other defendants violated several state antitrust laws since merchants were required to accept Visa and MasterCard debit cards as a condition of accepting Visa and MasterCard credit cards, thereby inflating costs which were passed along to consumers. The Company has subsequently been advised that the plaintiffs in the two cases will not proceed against any of the banking organizations previously named as defendants, including Riggs Bank and the Company.

As discussed elsewhere in this Form 10-K on pages 10 and 61, the Company’s primary subsidiary, Riggs Bank N.A. received notifications from the OCC and FinCEN that they are considering whether to assess civil money penalties.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on The Nasdaq National Market under the symbol: “RIGS.” A history of the Company’s stock prices and dividends is as follows:

		PRICE RANGE		DIVIDENDS
				DECLARED
		HIGH	LOW	AND PAID

2003	Fourth Quarter	$17.41	$15.73	$0.05
	Third Quarter	16.58	14.92	0.05
	Second Quarter	15.90	13.25	0.05
	First Quarter	16.20	13.51	0.05

2002	Fourth Quarter	$16.99	$12.90	$0.05
	Third Quarter	16.47	11.30	0.05
	Second Quarter	17.02	13.47	0.05
	First Quarter	16.88	13.26	0.05

As of January 31, 2004 there were 1,749 shareholders of record.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

Read the following information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001	2000	1999

Interest Income	$236,642	$259,537	$301,962	$354,678	$334,443
Interest Expense	65,034	66,729	110,846	163,308	147,503

Net Interest Income	171,608	192,808	191,116	191,370	186,940
Less: Provision for Loan Losses	5,146	421	2,526	18,791	2,500

Net Interest Income after Provision for Loan Losses	166,462	192,387	188,590	172,579	184,440
Noninterest Income Excluding Securities Gains, Net	96,959	83,950	73,272	117,686	105,472
Securities Gains, Net	13,331	9,450	12,037	327	1,154
Noninterest Expense	260,808	240,384	266,341	224,350	207,244

Income before Taxes, Minority Interest and Extraordinary Loss	15,944	45,403	7,558	66,242	83,822
Applicable Income Tax Expense	4,386	15,471	11,075	25,053	26,953
Minority Interest in Income of Subsidiaries, Net of Taxes	10,579	16,911	19,860	19,588	20,214

Net Income (Loss) before Extraordinary Loss	979	13,021	(23,377)	21,601	36,655
Extraordinary Loss, Net of Taxes	—	—	—	—	5,061

Net Income (Loss)	$979	$13,021	$(23,377)	$21,601	$31,594
Earnings (Loss) Per Share
Basic before Extraordinary Loss	$0.03	$0.46	$(0.82)	$0.76	$1.29
Diluted before Extraordinary Loss	0.03	0.45	(0.82)	0.76	1.26
Basic	0.03	0.46	(0.82)	0.76	1.11
Diluted	0.03	0.45	(0.82)	0.76	1.09
Dividends Declared and Paid Per Common Share	0.20	0.20	0.20	0.20	0.20

YEAR-END
Assets	$6,369,558	$6,825,695	$6,099,402	$5,554,472	$5,830,149
Long-Term Debt	1,052,333	358,525	66,525	66,525	66,525
Shareholders’ Equity	373,520	389,241	360,823	382,746	337,713

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

This overview is a summary-level presentation of those factors that are deemed most relevant to understanding the Company’s financial condition and results of operations. For a more complete understanding of the significant factors that influenced the Company’s performance during the past three years, read all of the following discussion and analysis and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See Forward-Looking Statements.

As previously described, Riggs National Corporation is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community, commercial and international banking, trust and investment management services and venture capital investing. The Company has conducted its activities through six reportable segments: Banking, International Banking, Riggs & Co. (wealth management), Treasury, Riggs Capital Partners (venture capital) and Other. With the exception of venture capital investing, the activities of the Company are conducted through its principal operating subsidiary, Riggs Bank, and its subsidiaries and divisions. Venture capital investing is performed through two investments of RNC, Riggs Capital Partners LLC and Riggs Capital Partners II LLC.

The Company has forty-seven branch locations and 143 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. There are additional operations or subsidiaries in London (England), Miami (Florida), Berlin (Germany), Jersey (Channel Islands) and Nassau (Bahamas). Riggs serves an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

The Company’s principal source of revenue is net interest income, or the difference between what the Company earns on interest earning assets, such as loans, securities available for sale, securities held to maturity and short-term investments, and what it pays on interest bearing liabilities, such as deposits and the Company’s short-term borrowings and long-term debt. Noninterest income, the next largest component of revenue, primarily represents service charges and fees earned on loans, deposits and assets under management, venture capital gains or losses and net securities gains or losses. Noninterest expense, the Company’s largest source of expenditures, comprises the Company’s operating expenses and includes salaries and benefits, occupancy, data processing, consulting, advertising and public relations, furniture, fixture and software and other operating expenses.

For the three years ended December 31, 2003, the Company’s net interest income and net interest margin, or net interest income on a tax-equivalent basis as a percent of average earning assets, has been:

	Net Interest	Net Interest
	Income	Margin

2003	$171.6 million	3.09%
2002	192.8 million	3.59
2001	191.1 million	3.91

During this same three year period, the Company’s interest rate spread, or the difference between the rate it earns on interest-earning assets and the rate it pays on interest-bearing liabilities, has been:

2003	2.95%
2002	3.41
2001	3.49

The three years ended December 31, 2003 were generally a period of declining interest rates during which it became increasingly difficult to adjust the pricing of funding sources as rapidly as earning assets. This led to “rate compression” which over this same period caused net interest income, net interest margin and interest rate spread to decrease. As explained in Results of Operations beginning on page 22, declining interest rates also adversely impacted the Bank’s previously disclosed leverage program as did changes in authoritative accounting literature (see Riggs Capital on page 4 and Results of Operations on page 22) and the methodology by which Riggs is compensated as a financial agent bank by the U.S. Treasury (see Results of Operations on page 22).

Noninterest income excluding net security gains, which is excluded because it is deemed to be discretionary on the part of Riggs management, has been:

2003	$97.0 million
2002	84.0 million
2001	73.3 million

Noninterest income has been positively impacted by the decreasing losses in its venture capital operations during the last three years. These losses were $4.2 million in 2003, $14.8 million and $31.1 million in 2002 and 2001, respectively. Significant factors impacting noninterest income are discussed in Results of Operations commencing on page 17.

Noninterest expense for the three years ended December 31, 2003 has been:

2003	$260.8 million
2002	240.4 million
2001	266.3 million

Included in the 2001 noninterest expense is $34.1 million of restructuring and other charges. The 2003 expense includes significant amounts related to the implementation of Project EPS, a two-year effort by the Company to upgrade its technology and operations. See Results of Operations on page 22 for additional analysis of noninterest expenses.

Primarily because of the above factors, the Company’s net income (loss) for the three years ended December 31, 2003 has been:

2003	$ 1.0 million
2002	13.0 million
2001	(23.4) million

The Company’s asset quality at December 31, 2003 is good with nonaccrual and renegotiated loans of $2.3 million, which represents 0.07% of all loans. At December 31, 2003 the Company’s reserve for loan losses is approximately twice the total of nonaccrual, renegotiated and ninety-day past-due loans. The Company’s regulatory capital exceeds regulatory requirements and the Company and the Bank are “well-capitalized” under regulatory guidelines.

Based upon mid-year data the Company believes it has approximately 23% of the Washington, D.C. FDIC-insured deposit market and approximately 5% of the FDIC-insured deposit market in the greater Washington D.C. metropolitan area. The Company cautions that this market share data may not be indicative of future deposit market share because of the change in the methodology by which Riggs is compensated as a financial agent bank by the U.S. Treasury. See Results of Operations commencing on page 22. The Company plans to open ten branches per year during the next three years. This plan is, however, dependent upon the Company identifying acceptable branch sites, procuring these sites on reasonable terms and obtaining regulatory approval. A new branch facility typically requires an investment of between $500 thousand and $1.5 million depending upon the location and type of branch. In addition, during 2004 and 2005 the Company will remodel all of its existing branches. The Company anticipates that these upgrades will cost approximately $500 thousand to $700 thousand per location.

RISK FACTORS

Like all regulated financial institutions, the Company is exposed to numerous risks that could adversely impact profits, financial condition and cash flows, and, ultimately, franchise value. In order to mitigate these risks somewhat, the Company has various policies, personnel and committees that establish limits for and monitor various aspects of its risk profile. Moreover, in 2003, the Company created and staffed the position of Chief Risk Officer, an executive level position. The Chief Risk Officer develops and implements entity-wise risk management policies, serves as internal consultant regarding risk management matters and works with other management members to identify and resolve potential risk management issues.

Geographic Risks

A significant majority of the Company’s assets, deposits and fee income is generated in the Washington, D.C. metropolitan area. As a result, deterioration of local economic conditions in this metropolitan area could expose the Company to losses associated with higher loan default rates and lower asset collateral values, deposit withdrawals and other factors that could adversely impact its financial condition and results of operations.

Exposure to International Events

The Company’s exposure to customer relationship risk is significant because of its relatively high concentration of foreign customers, including foreign governments. These customers may be subject to deteriorating economic conditions, investigations, political and social upheaval, currency depreciation or devaluation, as well as nationalization and expropriation of assets or other factors over which the Company has no control, some or all of which may adversely impact the performance or financial condition of the Company. Moreover, terrorist activities and other hostile actions against U.S. interests could have an adverse impact upon the general economic condition of the Company’s foreign customers, as well as the U.S. economy, thereby impacting the activities and performance of the Company.

Fluctuations in Interest Rates (Market Risk)

Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Company’s ability to generate new variable loans and cause the value of its fixed-rate assets to decline. An increase in market interest rates may also adversely impact the ability of adjustable rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase. Significant decreases in market interest rates could result in an acceleration of loan repayments thereby mitigating the positive impact of declining interest rates on fixed rate assets. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different rate indices, can impact interest rate spread. See Sensitivity to Market and Other Risk on page 32.

Competition Risk

The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial and other resources. Riggs competes on the basis of its reputation, localized decision-making, interest rates, convenient locations and quality of customer service. See Competition and Environment on page 10.

Credit Risk

The Company is exposed to credit risk on the loans and other credit instruments it has in its portfolio. While the portfolio is closely monitored and an on-going analysis and evaluation of this risk is performed, because of the nature of the Company’s business, unexpected credit losses may subsequently be identified as a result of additional analysis performed by the Company or comments received from regulatory examiners. In addition, collateral values may deteriorate subsequent to the making of a loan so that a loss exposure develops. See Asset Quality on page 29.

Legislative and Regulatory Risk

The Company’s operations are subject to extensive regulation by federal banking authorities and are also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its operations. Policies adopted and positions taken by these regulatory and administrative entities can impact the Company’s operations. In addition, these authorities periodically conduct examinations of the Company and may impose various requirements or sanctions. The regulatory environment may periodically change significantly as new laws and regulations are promulgated. As a result of new laws and regulations, the competitive environment may also change significantly.

Dividend Limitation Risk

The Company is a holding company and its operations are conducted primarily through its operating subsidiary, Riggs Bank. RNC’s ability to pay dividends to its shareholders and to service its debt is dependent primarily upon the ability of the Bank to make dividend and other payments to RNC. Certain laws and regulatory requirements restrict the ability of Riggs Bank to make such payments to the RNC. See Payment of Dividends and Capital Adequacy on page 6.

Liquidity Risk

The Company closely monitors its liquidity position including its sources of funding and commitments to fund assets or deposit withdrawals. The Company maintains several credit facilities and the Company’s securities available for sale portfolio is very marketable and is, therefore, a source of liquidity. In addition, substantially all of the securities available for sale portfolio can be pledged to secure borrowings. Hence, the Company believes that it has sufficient liquidity to fund its commitments. However, changes in the stability of the economic, social or political environments culminating in withdrawals by several of the Bank’s largest depositors, or a deterioration in the public’s confidence in the banking system in general or the Company in particular, could have an adverse impact on the Company’s liquidity position. While marketable, liquidating the securities available for sale portfolio to fund liquidity requirements may result in the recognition of a loss. See also Cross Border Outstandings on page 26 and Commitments and Liquidity on page 28.

Operational Risk

The Company relies on various information systems for operating significant aspects of its business, including loan and deposit information, as well as internal management systems. These systems and the Company’s operations are vulnerable to, among other things, damage or interruption from natural disasters, power loss, network failure, improper operations, security breaches, computer viruses or intentional sabotage. Controls and procedures have been implemented to minimize these risks, but any disruption in the operation of the Company’s various information systems could adversely impact its operations which may affect its results of operations and financial condition. In addition, noncompliance with laws, regulations or contractual obligations, or failure to perform in accordance with industry standards could result in claims for damages, fines or monetary sanctions including, but not limited to, monetary sanctions which may be imposed under the provisions of the BSA and related regulations.

Bank Secrecy Act and Money Laundering Compliance; Consent Order

As discussed on page 10, on March 2, 2004, the Bank was informed by the OCC and FinCEN that each is considering whether to assess civil monetary penalties and may modify the existing Consent Order or take additional enforcement action. The Company cannot currently estimate the amount of these penalties, if any, or, the additional adverse financial consequences that may result from them. Similarly, the Company is unable to determine the financial consequences, if any, that may result from modifications to its existing Consent Order or the imposition of an additional enforcement action, if any.

Reputation Risk

Riggs strives to operate in a professional manner and has implemented various personnel policies and procedures, including an employee code of conduct applicable to all employees, to help ensure the maintenance of integrity and professionalism. Nevertheless, Riggs or its employees may fail to perform in accordance with these policies and procedures, or Riggs may find itself in a situation that is embarrassing from a public relations perspective and, upon this information becoming public knowledge, may suffer damage to its reputation. This damage could adversely impact customer confidence and have an adverse impact on the Company’s financial condition and results of operations.

Risk Caused by Fluctuations in Currency Values

Riggs is exposed to changes in the relative values of the currencies in which it conducts business and the value of the United States dollar. Where deemed appropriate, the Company has attempted to mitigate this risk by entering into hedging transactions. See Note 19 to the Consolidated Financial Statements. The Company also monitors on a quarterly basis its total risk exposure on a country-by-country basis and has established maximum risk exposures for each country. See Sensitivity to Market and Other Risk on page 32.

Reliance on Outside Vendors for Significant Overhead-Related Activities

The Company has made a significant investment in the utilization of third-party vendors to provide it with certain core services, such as, but not limited to, information technology services and telecommunications. Should these service providers fail to provide the Company with the products and services contracted for, fail to keep current with market standards in their respective industries or curtail or cease operations due to market or other conditions, the Company’s operations could be negatively impacted.

Disintermediation

In the banking and financial services businesses, disintermediation is the process by which customers and potential customers bypass banks and other traditional financial institutions thereby depleting anticipated revenue streams. While the Company continues its efforts to make its products and services an integral, valuable component of its customers’ financial transactions, the possibility of disintermediation is an inherent risk in the banking and traditional financial services business as customers may migrate to other financial intermediaries.

Concentration of Ownership

Members of a family beneficially own or control approximately 43% of the Company stock. The effect of this concentration could impair or prevent the Company’s other shareholders from effecting certain actions deemed desirable by such shareholders.

Critical Accounting Policies and Estimates

Management of the Company has prepared the consolidated financial statements included in this Form 10-K in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis and which follow general practice within the banking industry. Accordingly, management of the Company is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, the provision for loan losses, noninterest income and noninterest expense during the periods presented. Based on its consideration of accounting policies that involve the most complex and subjective estimates and assumptions as well as its analysis of whether and to what extent such estimates and assumptions will have a material impact on the Company’s financial condition or results of operations, management has identified the following critical accounting policies. Due to uncertainty inherent in these matters, actual results of future operations could differ from the estimates, judgments and assumptions used in applying these critical accounting policies.

Reserve for Loan Losses

The reserve for loan losses is maintained at a level deemed adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, subjective evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required.

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of loans with balances over $250 thousand for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors considered pertinent to the analysis. Impaired loans are defined as those credits where the Company has determined it probable that all amounts due in accordance with the loan agreements will not be collected or recovered from the disposition of collateral. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $250 thousand has a specific, identified loan loss reserve associated with it. Impaired loans do not include groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience. Balances related to impaired loans for which there are specific reserves are excluded when applying historical loss ratios to determine loan loss reserves.

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

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its loan loss methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and international loans are subjected to similar review procedures.

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to the business, and it is possible there may be unidentified losses in the loan portfolio at December 31, 2003 that may become apparent at a later date pursuant to internal analysis or pursuant to comment following regulatory examination. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments

Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At December 31, 2003, the Company valued its venture capital portfolio at $43.4 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/ General Partner. The largest investment in the venture capital portfolio is valued at $3.7 million at December 31, 2003.

Since the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainty in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could differ significantly from the recorded carrying value. The market for the type of venture capital investments Riggs holds has since 2000 been impacted by a slowing economy, a depressed domestic equity market in which, not withstanding the recent recovery of stock prices, the values of publicly traded companies have declined, and, because of these market conditions, there has been a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

Deferred Taxes

The Company records a provision for income taxes based upon the amount of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance results in an increase in income tax expense.

Unrealized losses in venture capital operations have resulted in the maintenance of $12.9 million of deferred tax assets as of December 31, 2003. Of this amount, $1.5 million was established in 2003. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in the venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.9 million against the deferred tax asset at December 31, 2003. Of the $6.9 million, $1.5 million was established in 2003. The Company believes that the unreserved deferred tax asset balance of $6.0 million at December 31, 2003, which includes a deferred tax asset related to realized losses of $3.3 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the deferred tax asset balance to be realized.

If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions or other factors make it impossible, impractical or imprudent to implement alternative strategies, an additional valuation allowance, resulting in a charge against income for that portion of the deferred tax asset which will not be utilized, will be recorded in the Other segment.

Uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries resulted in the maintenance of a 100% valuation allowance of $7.6 million and $6.4 million as of December 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

The Company tests for impairment in the carrying value of any asset or group of assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets, which were $5.9 million at December 31, 2003, are reviewed for impairment on at least an annual basis.

In 1999, the Company contracted to develop, implement and maintain a computer system to be utilized by the United States Department of the Treasury (“Treasury”) in its cash management and reporting. Because of cost overruns and significant uncertainties relating to costs required to complete the system, the willingness of the Treasury to fund these additional costs and the recurring revenues to be realized upon implementation of the system, the Company recorded impairment charges of $8.4 million and $1.0 million in 2001 and 2002, respectively. There was no impairment charge in 2003 related to this asset. This system became operational in September 2003 and, subsequent to December 31, 2003, Riggs and the government have substantially concluded negotiations that significantly reduce the uncertainties regarding recovery of costs incurred on the contract. Accordingly, beginning in the first quarter of 2004 the Company will no longer report this matter as a component of its “Critical Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Company’s largest revenue source representing 61%, 67% and 69% of all revenues in 2003, 2002 and 2001, respectively. Revenues of the Company include net interest income and noninterest income.

Net interest income is affected by changes in the level of interest rates and the composition of interest-earning assets and interest-bearing liabilities. While the Company can exert some effect on its net interest income through its product pricing and promotional decisions, many factors, such as the overall condition of the economy, monetary policy, tax laws, credit demand and competition impact net interest income and are beyond the control of the Company (see Tables A and B of this Form 10-K).

Net interest income decreased $21.2 million, or 11%, in 2003 compared to 2002 and in 2002 increased $1.7 million, or less than 1%, from 2001. In general, across almost all components of interest income, decreases in rates more than offset increases in interest income due to increases in volume. As a result, interest income decreased $22.9 million, from $259.5 million in 2002 to $236.6 million in 2003. A similar analysis applies to the comparison of 2001 to 2002, when interest income decreased $42.4 million from $302.0 million in 2001 to $259.5 million in 2002. The decline in net interest income in 2003 from the prior year is due primarily to the rapid repayment of existing loans, particularly mortgage loans, stimulated by low interest rates. The Company estimates that approximately 46% of its mortgage loan balances at December 31, 2002 were paid-off during 2003 and an additional 20% of these balances were refinanced into lower rates. While Riggs participated aggressively in the competitive refinancing market, the loans it recorded were at lower rates than those previously on its books. In addition, many of the older loans had net deferred acquisition costs and purchase premiums which were charged against income at payoff.

Net interest income was also adversely impacted by a mid-year change in the methodology by which the Treasury compensates financial agent banks. Prior to July 14, 2003, Riggs was compensated by net interest earned on Treasury deposits, which was reflected in net interest income. Beginning on this date, Riggs utilizes non-interest earning Treasury deposits to purchase a non-marketable, Treasury-issued depositary compensation security (DCS) for the same amount as the Treasury deposits. The DCS and deposit balances are netted in the Statements of Financial Condition in accordance with FIN 39 (Offsetting of Amounts Related to Certain Contracts) and income earned on the DCS, which was $3.3 million in 2003, is reflected in the Statements of Operations as non-interest income, rather than a component of net interest income. The average deposit balance that the Treasury maintained at Riggs to compensate it as a financial agent bank was $472.0 million, $895.1 million and $233.1 million in 2003, 2002 and 2001, respectively.

Beginning October 1, 2003, due to the adoption of FIN 46R, the Company does not consolidate the two trusts that previously issued $350.0 million of trust preferred securities, of which $107.9 million have been repurchased by the Company. As a result, the debt from the Company to these trusts no longer eliminates in consolidation and, consequently, the interest on this debt, which was $5.4 million for the fourth quarter of 2003, negatively impacts net interest income in 2003, but not prior years.

Net interest margin was 3.09% in 2003 compared to 3.59% and 3.91% in 2002 and 2001, respectively. As noted in Table B, the net interest margin decreases in both 2003 compared to 2002 and 2002 compared to 2001 are attributable to decreases in interest rates which were partially offset by volume increases.

As reported in the 2002 Annual Report on Form 10-K, the Company completed a leveraging program whereby it borrowed funds from the Federal Home Loan Bank of Atlanta (“FHLB”) and utilized those funds to purchase mortgage-backed securities. Riggs had $419.0 million and $292.0 million of borrowings from the FHLB at December 31, 2003 and 2002, respectively. These borrowings generally are not repayable prior to maturity and, hence, as the mortgages in the mortgage-backed securities paid off or refinanced into a lower rate it was not possible for Riggs to concurrently lower its funding costs, thereby negatively impacting net interest income. The leveraging program was expanded during 2003 and the average assets in this program were approximately $545.1 million. The Company anticipated earning a minimum interest rate spread of 1.75% on these leveraged assets but, because of rapid repayments, estimates its actual spread was approximately 1.38%. The Company anticipates that interest rates will not decline further and will begin to rise in 2004. As a result, the Company expects reduced loan pay-offs and refinancings in 2004 and anticipates improvement in its net interest margin.

Interest income on a tax equivalent basis in 2003 was $241.4 million, a decline of $22.1 million, or 8%, from $263.5 million in 2002. On a tax equivalent basis, interest income decreased $41.2 million from 2001 to 2002. As indicated in Table A of this Form 10-K, average earning assets have increased from $4.96 billion in 2001 to $5.70 billion in 2003. The rates earned on these assets decreased from 6.14% in 2001 to 4.81% in 2002 and 4.23% in 2003.

Average loan balances increased by $157.7 million in 2003 compared to 2002 and decreased by $34.6 million in 2002 compared to 2001. In 2002 Riggs realigned its RBEL operations to focus on expatriate and embassy banking rather than on corporate lending and, consequently, sold $138.3 million in loans and loan commitments. The next largest average earning asset category, securities available for sale, increased $167.8 million or 9% from 2002 to 2003 and $596.0 million in 2002 compared to 2001. As with loan yields discussed above, rates earned on available for sale securities declined from 5.27% in 2001 to 3.74% in 2002 and further decreased to 3.26% in 2003. Because of attractive tax equivalent rates, Riggs acquired state and municipal securities in 2003. Riggs had an average balance of $947 thousand of these securities in 2003 which are classified as securities available for sale and yield 4.52% on a tax equivalent basis.

The composition of average earning assets for the past three years is as follows:

	2003	2002	2001

Loans	52.9%	52.2%	58.3%
Securities Available for Sale	36.2	34.6	26.3
Securities Held to Maturity	0.5	—	—
Time Deposits with Other Banks	4.4	3.9	6.7
Federal Funds Sold and Reverse Repurchase Agreements	6.0	9.3	8.7

	100.0%	100.0%	100.0%

Interest expense decreased by $1.7 million from 2002 to 2003. Decreases in interest expense allocated to decreases in rates occurred across all components of interest expense. These decreases, along with decreases in the volume of time deposits in domestic offices, were almost entirely offset by increases in interest expense due to a higher volume of long-term debt. The average cost of all interest-bearing funds decreased to 1.40% in 2002 from 2.65% in 2001 and further decreased to 1.28% in 2003. This result contrasts with the comparison between 2001 and 2002, when the $52.8 million decrease in interest expense attributable to decreases in rates were far greater than the $8.7 million increase in interest expense attributable to increases in volume.

The composition of average interest-bearing liabilities for the past three years is as follow:

	2003	2002	2001

Interest-Bearing Deposits	78.9%	89.0%	86.6%
Federal Funds Purchased and Repurchase Agreements	8.6	9.2	11.5
Other Short-Term Borrowings	0.1	0.3	0.3
Long-Term Debt	12.4	1.5	1.6

	100.0%	100.0%	100.0%

Provision for Loan Losses

The provision for loan losses in 2003 was $5.1 million compared to $421 thousand in 2002 and $2.5 million in 2001. Nonaccrual and renegotiated loans were $2.3 million, $548 thousand and $1.9 million at December 31, 2003, 2002 and 2001, respectively. This represents 0.07%, 0.02% and 0.07% of all loans at December 31, 2003, 2002 and 2001, respectively. See Table J.

Noninterest Income

Noninterest income represented 39% of the Company’s 2003 revenue and was 33% and 31% of the Company’s total revenue in 2002 and 2001, respectively.

Excluding net securities gains, noninterest income increased by $13.0 million, or 15% in 2003 from 2002. Including net securities gains, noninterest income increased by $16.9 million, or 18% from the prior year. The increase in noninterest income in 2003 was primarily attributable to a $10.6 million reduction in venture capital losses from 2002. Similarly, venture capital losses decreased to $14.8 million in 2002 from $31.1 million in 2001. Also contributing to the increase in noninterest income was a $4.1 million increase in service charges and fee income in 2003 compared to 2002. This increase was primarily the result of new fee initiatives initiated as part of Project EPS. Partially offsetting these improvements was a $5.2 million, or 12% decrease in trust and investment advisory income. Trust and investment advisory income was adversely impacted by the second quarter 2002 renegotiation of a 10-year agreement with the real estate advisor to the Multi-Employer Property Trust (“MEPT”), an open commingled real estate fund. This advisor will now perform all asset management services for the fund but Riggs will continue to act as trustee, investment manager and custodian, and will provide portfolio-level financial and valuation reporting. The new agreement, which became effective July 15, 2002, resulted in a reduction in revenue of approximately $3.5 million from 2002. Noninterest income in 2003 also includes $2.2 million of life insurance proceeds and a $1.2 million gain on the sale of the Riggs mutual funds.

Securities gains were $13.3 million and $9.5 million in 2003 and 2002, respectively. Substantially all of the 2001’s securities gains were attributable to the sale of Concord EFS, Inc., a company in which Riggs had an equity investment for many years.

Trust and investment advisory income impacts the Riggs & Co. segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment. Service charges and fee income primarily impacts the Banking segment.

Noninterest Expense

Noninterest expense increased by $20.4 million, or 8%, to $260.8 million in 2003 compared to $240.4 million in 2002. In 2003, noninterest expenses were adversely impacted by $11.4 million of consulting and other costs incurred in conjunction with Project EPS, $3.9 million of consulting costs incurred to improve the Bank’s compliance with BSA, a $3.8 million write-down of a building the Company is attempting to sell and a $950 thousand write-down of goodwill.

In 2003 and 2002, respectively, the Company approved for award 210,407 and 161,909 shares to certain key executives under a deferred Stock Award Agreement subject to performance and time vesting. Based on achieved 2003 and 2002 performance targets, 76,466 shares were awarded at December 31, 2003 and none at December 31, 2002. The 76,466 deferred shares earned at December 31, 2003 will vest in three equal annual installments, beginning in January of 2004. A total of $325 thousand in stock compensation expense was recorded at December 31, 2003 and is included in pension and other employee benefits in the Consolidated Statements of Operations. Future expense amounts could vary since the individual to whom the award was granted must be employed by the Company on the distribution date each year and new participants could be added.

In 2002 Riggs increased its matching of employee 401(k) Plan contributions from $0.50 for every dollar contributed (up to 6% of eligible wages) to a dollar-for-dollar match (up to 6% of eligible wages). This change in matching resulted in an increase in pension and other employee benefits expense of $2.1 million in 2002 compared to 2001. Pension and other employee benefits costs affect all segments with the exception of Riggs Capital Partners.

In 2003 and 2002, respectively, the Company awarded 73,000 and 370,000 shares of its common stock to certain key executives under the terms of a plan approved by shareholders in April 2002. This award will vest annually in equal amounts over a period of four to five years, beginning in January 2003 and January 2004. For the years ended 2003 and 2002, respectively, Riggs recorded $1.2 million and $646 thousand of expense related to this award which is recorded in pension and other employee benefits in the Consolidated Statements of Operations. New participants may be added and, in addition, to obtain this award, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.

The Company recorded impairment charges amounting to approximately $4.8 million in 2003 and $4.5 million in 2002. The 2003 impairment charge includes a $950 thousand write-down of goodwill and also includes a $3.8 million write-down of a facility in London that the Company is attempting the sell. This facility was written down by $1.3 million in 2002. The amount of these facility write-downs was determined based upon consultation with real estate experts. In 2002, as part of Project EPS, Riggs also wrote off $1.1 million in costs related to prior development of an information system to support bank tellers when it was determined that this development would not be compatible with the Company’s new technology. In London, the Company incurred a charge of $1.1 million to exit long-term maintenance contracts in 2002 and domestically, it wrote down a long-term, fixed price, non-cancelable technology contract by $1.0 million due to cost overruns that will not be passed on to subcontractors or other parties to the contract.

Noninterest expense increased by $42.0 million, or 19% to $266.3 million in 2001 compared to $224.4 million in 2000. Approximately $34.1 million of this increase, or 81%, is attributable to the restructuring and other charges described in Note 2 of Notes to Consolidated Financial Statements. Other significant changes from the prior year include an additional $5.3 million or 6% increase in salaries and wages, a $1.9 million increase in pension and other employee benefits that is primarily attributable to a $2.4 million increase in the actuarially determined domestic pension plan expense and a $2.1 million increase in consultants and outsourcing fees, which is primarily due to increased management fees related to an additional venture capital partnership. Decreases in advertising and public relations expense of $1.2 million partially offset these increases.

In 2003, the Company reduced its workforce by 5%, from 1,522 full-time equivalent positions at December 31, 2002 to 1,450 at December 31, 2003.

FINANCIAL POSITION AND LIQUIDITY

Summary

Total assets declined from $6.83 billion at December 31, 2002 to $6.37 billion at December 31, 2003, a decrease at $456.1 million. The decrease was primarily attributable to decreases in cash and cash equivalents of $528.7 million and securities available for sale of $493.1 million, offset in part by an increase in net loans of $214.9 million, increases in other assets of $141.9 million, the establishment of a securities held to maturity portfolio of $107.9 million and an increase in time deposits with other banks of $83.8 million.

Earning Assets

Loans, securities available for sale, securities held to maturity and other short-term investments are the Company’s primary earning assets. At December 31, 2003, 2002 and 2001 these assets represented approximately 86%, 90% and 90%, respectively, of the Company’s total assets and 90% of the Company’s average assets for each of those years.

Loans represent the largest earning asset category. At December 31, 2003, 2002 and 2001 loans were 59%, 49% and 52% of earning assets and 53%, 52% and 58% of average earning assets for those years, respectively. The primary reason for the decrease in 2002 compared with 2001 was the sale of $138.3 million of loans and loan commitments by RBEL as well as growth in the securities portfolio to secure the additional U.S. Government Agency deposits.

Securities available for sale, the next largest component of earning assets, were 34%, 38% and 31% of earning assets at December 31, 2003, 2002 and 2001, respectively, and represented 36%, 35% and 26% of average earning assets for those years.

The third component of the Company’s earning asset mix, short-term investments, was 5%, 13% and 17% of earning assets at December 31, 2003, 2002 and 2001, respectively, and represented 10%, 13% and 16% of average earning assets for the those years.

Securities held to maturity represent 2% of the Company’s earning assets at December 31, 2003 and an insignificant portion of average earning assets in 2003. The Company did not have securities held to maturity in 2002 or 2001.

Loans

Loans are primarily generated in the Banking segment through both retail and commercial banking activities and in the International Banking segment through embassy banking and RBEL (see Tables C and D of this Form 10-K).

Total loans at December 31, 2003 were $3.23 billion, a $217.2 million or 7% increase from December 31, 2002. The largest increases were in commercial real estate loans, which increased $255.6 million or 46%, home equity loans, which increased $26.9 million or 10%, loans to foreign governments and official institutions, which increased $14.9 million or 14%, and loans to foreign commercial and industrial customers, which increased by $33.1 million or 30%. Offsetting these increases were decreases in: commercial and financial loans of $32.6 million or 5%; residential mortgage loans of $70.1 million or 6%; and other foreign loans of $8.3 million or 20%.

Total loans at December 31, 2002 were $3.01 billion, a $139.3 million, or 5% increase from December 31, 2001. The largest increase occurred in commercial and financial and commercial real estate loans which increased $134.5 million and $65.2 million or 28% and 13%, respectively. Partially offsetting these increases was a $156.6 million decrease (38%) in total foreign loans primarily attributable to the previously noted sale of loans and commitments at RBEL.

At December 31, 2003, approximately 25% of the loan portfolio matures in less than one year. This compares to 27% at the end of the prior year. At December 31, 2003, approximately 35% of the loan portfolio has fixed interest rates that do not adjust during the term of the loan and 65% has floating or adjustable interest rates that adjust prior to the loan’s maturity.

Cross-Border Outstandings

Riggs extends credit to borrowers domiciled outside of the United States primarily through its International Banking segment. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments and other monetary assets. In addition, cross-border outstandings include guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. While the Company routinely reviews these assets, monitors the international economic climate and assesses the impact of any changes on foreign domiciled borrowers, the economic value and recoverability of these assets may be affected by changing economic and political conditions in the respective countries. In addition, some of the Company’s loans are to sovereign entities, some of which might be subject to deteriorating economic conditions, political and social upheaval, currency depreciation or devaluation, or other factors over which Riggs has no control. If, for any reason, a loan to such a borrower became past due or a problem credit, collection efforts would be made more difficult because of the sovereign status of the borrower. Several sovereign entities also maintain significant depository relationships with the Company. The simultaneous withdrawal of funds by several of these depositors could adversely impact the Company’s liquidity position.

At December 31, 2003, Riggs had no cross-border outstandings exceeding 1% of total assets to countries experiencing difficulties in repaying their external debt. At December 31, 2003 and at December 31, 2001, the United Kingdom was the only foreign country with cross-border outstandings in excess of 1% of total assets that had loans in either a nonperforming or past-due loan status. There were no foreign countries with cross-border outstandings in excess of 1% that had loans in a nonperforming or past-due loan status at December 31, 2002 (see Tables E and F of this Form 10-K and Note 15 of Notes to Consolidated Financial Statements).

Short-Term Investments

Short-term investments are managed in the Treasury segment and include time deposits with other banks, federal funds sold and reverse repurchase agreements. These investments are liquid assets with original maturities generally of less than 90 days. Short-term investments are generally lower-yielding assets that are highly interest-rate sensitive. The amount of funds available for short-term investments is a function of daily movements in the securities, loan and deposit portfolios combined with the Company’s interest-rate risk management strategy.

At December 31, 2003, short-term investments totaled $287.1 million, a decrease of $526.2 million from December 31, 2002. At December 31, 2002, short-term investments totaled $813.3 million, a decrease of $105.2 million when compared to year-end 2001. Average short-term investments was $594.1 million, $722.6 million and $764.1 million for 2003, 2002 and 2001, respectively. The average yield on short-term investments was 1.60% in 2003, 1.63% in 2002 and 3.74% in 2001.

Securities Available for Sale and Securities Held to Maturity

At December 31, 2003, the Company had $1.83 billion of securities classified as available for sale (94% of all securities) and $107.9 million of securities classified as held to maturity (6% of all securities). At December 31, 2002, the Company had $2.32 billion of securities classified as available for sale and no securities held to maturity.

The securities available for sale portfolio is managed by the Treasury segment as part of the Company’s liquidity and interest-rate risk management process. Securities available for sale are reflected in the Consolidated Statements of Condition at fair value. Differences between amortized cost and fair value are reported net of applicable taxes as a component of other comprehensive income or loss within shareholders’ equity. On a tax equivalent basis the securities available for sale portfolio yielded 3.26%, 3.74% and 5.27% in 2003, 2002 and 2001, respectively.

The percentage composition at fair value of the securities available for sale portfolio at December 31 is as follows:

	2003	2002	2001

U.S. Treasury Securities	1.4%	0.2%	6.1%
State and Municipal Securities	1.4	—	—
Government Agency Securities	39.3	54.9	55.4
Mortgage-Backed Securities	55.1	42.5	35.6
Other Securities	2.8	2.4	2.9

	100.0%	100.0%	100.0%

Gross unrealized gains and losses at December 31, 2003 were $2.3 million and $10.2 million, respectively.

Approximately 98.6% of the available for sale securities have been issued by the U.S. Treasury, an agency of the U.S. Government or a government sponsored entity (such as the Federal National Mortgage Association or the Federal Home

Loan Mortgage Corporation) and therefore the repayment of substantially all securities is either guaranteed by the government or a AAA rated entity. As a result, timely payment of principal and interest is assured and any unrealized gain or loss is primarily attributable to changes in market interest rates. All of the Company’s state and municipal securities are insured by an independent, non-government third party as to repayment of principal and interest.

At December 31, 2003, 2002 and 2001, 10%, 21% and 43% of the available for sale portfolio matures within one year and the portfolio duration is 2.3, 1.0, and 1.8 years, respectively. Although most of the securities have contractual maturity dates that are greater than one year, many have call features which allow the issuer to call the securities away from the Bank. Anticipated calls of securities and estimated mortgage prepayments on mortgage-backed securities have been factored into the overall portfolio duration calculation (see Note 3 of Notes to Consolidated Financial Statements).

See “Minority Interest in Trust Preferred Securities” for a discussion of securities held to maturity on page 32.

Venture Capital Investments

Venture capital investments amounted to $43.4 million at December 31, 2003 and $49.4 million at the close of the prior year. The Company recorded a loss of $4.2 million on its venture capital investments in 2003 that is primarily attributable to unrealized losses in the fair value of its venture capital investments. In 2002, the Company recorded a $14.8 million loss, substantially unrealized, on these investments (see Note 1 of Notes to Consolidated Financial Statements).

The losses in 2003 and 2002 are attributable to several factors. First, there has been a general slowing of the domestic economy that was exacerbated by the terrorist attacks in September 2001 and continued uncertainty about potential military conflict. This slowing resulted in large corporations reducing their spending on information technology assets which in turn affected the financial performance and valuations of information technology vendors to which the Company’s venture capital portfolio was exposed. While the technology sector of the stock market experienced a rebound in 2003, it remains at depressed levels relative to prior years. Second, the domestic stock market in general declined in 2002 and 2001 and, in particular, the valuations of publicly-traded technology companies declined dramatically. As a result, the Company reduced the carrying value of a number of privately-held investments in order to better align its valuations with those of comparable publicly-traded companies. Third, initial public offerings (IPOs) and acquisitions by public companies of private companies has declined significantly from prior years. Since venture capital investors typically look to the IPO process and acquisitions as a means of liquidating investments, the lack of such markets was detrimental to the value of investments held.

As previously noted, at December 31, 2003 the Company maintained a $6.9 million valuation allowance against total deferred tax assets of $12.9 million relating to venture capital losses. The Company has concluded that it is more likely than not that the remaining deferred tax assets which are attributable to losses from venture capital operations will be realized through capital gains generated by its venture capital operations or through such gains generated elsewhere within the Company.

Commitments and Liquidity

At December 31, 2003, the Company had approximately $1.33 billion of loan commitments outstanding and was contingently liable for $106.4 million of letters of credit. The Company also is obligated to fund $9.5 million of venture capital commitments and has various other contractual obligations arising in the normal course of business, including approximately $243.8 million of contractual obligations payable in 2004. See Table O and Note 9 of Notes to Consolidated Financial Statements.

At December 31, 2003, the Company believes it has the necessary liquidity to meet these obligations. As noted previously, the Company had $287.1 million of short-term investments and has approximately $567.8 million of unused credit lines at December 31, 2003. The securities available for sale portfolio has a relatively short duration of 2.3 years which can, with the exception of the state and municipal securities, be pledged to secure borrowings. The Company has $982.4 million of loans and securities available for sale maturing in 2004. In addition, despite the fact that average interest-bearing deposits declined by $228.0 million from 2002 to 2003, substantially all of this decline is due to a $424.5 million decline in average time deposits in domestic offices from 2002 to 2003. The decrease in average time deposits is domestic offices from 2002 to 2003 is almost entirely attributable to the change in the previously described change in the methodology by which the Treasury compensates financial agent banks. As a result of this change, average Treasury time deposits utilized to compensate Riggs as a financial agent bank were $423.0 million less in 2003 than 2002. Average non-interest bearing deposits were $571.1 million in 2003 and $509.5 million in 2002. Because of these factors, the Company believes that its deposit base comprises a stable source of funding.

In late February 2004 the Bank informed a large depositor that it was terminating its depositary relationship with the customer. At the end of February 2004 this depositor and related parties had approximately $360.0 million of deposits at the Bank, or approximately 8% of the Bank’s total deposits. The Bank has adequate liquidity to fund this withdrawal.

Changes in the stability of the economic, social or political environments culminating in further withdrawals by several of the Bank’s largest depositors, or a deterioration of the public’s confidence in the banking system in general or the Company in particular, could be very detrimental. The further withdrawal of funds by a combination of large depositors could have an adverse impact on the Company’s liquidity and operations as would the withdrawal of funds by a significant portion of the Company’s smaller balance depositors. In addition, the FHLB has the authority to cancel the Company’s unused lines of credit.

Another potential constraint on liquidity is the regulatory limitations on dividends that the Bank can pay to RNC. Generally, such dividends are limited to the earnings of the Bank for the current and prior two years less any dividend payments during the same period. However, dividends payable by the Bank and its subsidiaries are further limited by requirements for the maintenance of adequate capital and the underlying strength of the Bank. Any restrictions on dividends that the Bank can pay to RNC could adversely impact the holding company’s cash flow and its ability to fund future debt payments and dividends. Since regulatory authorities maintain that a holding company should be a source of financial strength for its subsidiary bank, dividends paid by the Bank to the Company, or by the Company to its shareholders, may be restricted if the regulators conclude that the Company’s operating condition so warrants.

ASSET QUALITY

Credit Risk Administration

Since the loan portfolio is the Company’s largest component of earning assets, one of the Company’s primary objectives is to maintain a high quality loan portfolio. This is achieved through promulgation of and adherence to loan underwriting standards and regular evaluation of credit risk within the portfolio. The potential for loss is, however, inherent to the lending process. Riggs attempts to minimize this risk by stressing the integrity, financial strength and liquidity of borrowers and, if integral to the granting of credit, the stability of supporting collateral values. The credit administration function establishes credit policies including those related to credit underwriting, limits on the ability of an individual loan officer or group of loan officers to extend credit, policies addressing concentrations of credit risk and internal credit scoring. The credit administration function reports to a chief credit officer who works with the various business units to ensure the integrity of established procedures and policies. In addition, the Company maintains a loan review group that monitors compliance with these policies and thereby further ensures the integrity of the credit process (see Notes 1 and 4 of Notes to Consolidated Financial Statements).

Provision and Reserve for Loan Losses

The adequacy of the reserve for loan losses is determined based on an analysis of the composition of the loan portfolio, the level and trend of loan delinquencies, the financial condition of specific delinquent or problem borrowers and related guarantors, historical charge-off rates, general economic and industry-specific conditions and all other factors deemed relevant, including supervisory comment during the examination process. Based upon this analysis, which is performed quarterly and reviewed by a standing management committee, a provision for loan losses is recorded to maintain the reserve for loan losses at a level adequate to absorb probable losses in the portfolio.

For loan pools with homogeneous characteristics, such as residential mortgage, home equity and consumer loans, provisions are determined using historical loss factors. For non-homogeneous loans, the Company allocates specific reserves for loan losses to individual loans in the highest risk categories and provides for the remainder using historical factors. In addition, the Company maintains a qualitative component in its reserve for loan losses. This portion of the reserve is adjusted when the Company concludes that recent charge-off experience may not be indicative of future experience, either adverse general economic or industry-specific conditions are not manifested as specific problem credits or in delinquency ratios, or the Company knows of specific potentially adverse events or conditions of a borrower. The Company maintains its reserve for loan losses in accordance with a Board of Directors approved policy.

Based upon the above, the Company recorded a loan loss provision of $5.1 million in 2003. At December 31, 2003, the reserve for loan losses was $28.3 million, or approximately 0.88% of loans and 195% of the Company’s nonaccrual, renegotiated, and 90 days past due credits. Foreign nonperforming assets represent approximately 33% of consolidated nonperforming assets (including 90 days past due credits).

The Company recorded a loan loss provision of $421 thousand in 2002. At December 31, 2002, the reserve for loan losses was $26.0 million, or approximately .86% of loans and 224% of the Company’s nonaccrual, renegotiated and 90 days past due credits. The foreign loan loss provision in 2002 was approximately $(4.2) million and the domestic provision was $4.6 million. The foreign reversal was taken as those reserves were no longer necessary since foreign nonperforming assets decreased by $2.0 million, or 77%, from the prior year end, aggregate loan balances decreased due to significant pay-downs and maturities and the Company sold $138.3 million in commercial loans and commitments from its London operations.

Riggs recorded a loan loss provision of $2.5 million in 2001. This provision was comprised of a $5.9 million foreign provision and a $(3.4) million domestic provision. The domestic provision was the result of a reduction in domestic nonperforming loans from $34.3 million at December 31, 2000 to $472 thousand a year later.

During the three years ended December 31, 2003, the reserve for loan losses as a percentage of loans has decreased from 1.23% to .88%. During this same period, nonaccrual, renegotiated and 90 days past due credits decreased from $47.2 million to $14.5 million. In addition, 45% of the Company’s portfolio is secured by residential real estate at December 31, 2003. Traditionally, net losses on such loans have been minimal (see Table H of this Form 10-K).

Foreign exchange translation adjustments in the reserve for loan losses were $251 thousand and $717 thousand in 2003 and 2002, respectively. These adjustments relate to reserves recorded in British pounds sterling, and are made to account for changes in our reserve for loan losses resulting from fluctuating foreign exchange rates.

The estimated allocation of the reserve for loan losses by loan category is detailed in Table I of this Form 10-K and represents the Company’s assessment of existing conditions and risk factors within these categories. Changes in the risk characteristic and loan amounts within the loan portfolio affect the overall level of required reserves.

Nonperforming Assets and Past Due Loans

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

Riggs evaluates each past due commercial loan (commercial and financial loans and commercial real estate loans) and discontinues the accrual of interest based on the delinquency status, an evaluation of any collateral and the financial condition of the borrower. If there is doubt as to the collection of either principal or interest, or when interest or principal is 90 days past due and the commercial loan is not well-secured and in the process of collection, it is placed into nonaccrual status. A nonaccrual loan may be restored to accrual status when interest and principal payments are brought current and the collection of future payments is not in doubt. Nonaccrual loans totaled $2.3 million at December 31, 2003, an increase of $1.8 million from December 31, 2002.

Income recognition on non-commercial loans is discontinued and the loans are generally charged off or loan foreclosure proceedings begun upon becoming 120 days delinquent or at such time as permitted by law or other regulations. At this point, any uncollected interest is eliminated from income.

Renegotiated loans are those loans where there has been an extension of the original repayment period or a reduction of the obligation to pay principal or interest because of a deterioration in the borrower’s financial position. There were no renegotiated loans at December 31, 2003 or 2002.

Loans are transferred into other real estate owned and other repossessed assets owned when collateral securing the loans is acquired through foreclosure. Other real estate and other repossessed assets owned totaled $40 thousand on December 31, 2003 compared to $122 thousand on December 31, 2002.

The 90 days past due loan category amounted to $12.2 million and $11.0 million at December 31, 2003 and 2002, respectively. The balances are primarily attributable to secured residential real estate loans that are in the process of collection and are accruing interest.

At December 31, 2003, the Company identified $814 thousand of potential problem loans compared to $5.3 million of such loans at December 31, 2002. The current year balance consists of six mortgage credits. Potential problem loans are defined as loans that are currently performing but which have certain attributes that may lead to nonaccrual or past due status in the foreseeable future.

Foreign loans and other credits may be adversely affected by social, economic and political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instabilities (see Note 15 of Notes to Consolidated Financial Statements).

DEPOSITS AND FUNDING SOURCES

Deposits, short-term borrowings, FHLB and long-term debt and, until October 1, 2003, trust preferred securities were the Company’s principal funding sources. For 2003, these funding sources averaged $5.84 billion, an increase of $268.9 million from the $5.57 billion for 2002. In 2001, these funding sources averaged $5.04 billion. Beginning on October 1, 2003, trust preferred securities are no longer a funding source for the Company but, rather, because of the Company’s previously discussed adoption of FIN 46R, the debt the Company has to the two trusts that issued the trust preferred securities is considered a funding source.

Deposits

Deposit balances are the primary funding source of the Company. The average deposit balance for 2003 was $4.58 billion which compares to average deposit balances of $4.75 billion in 2002 and $4.13 billion in 2001. Average interest bearing deposits were $4.01 billion, $4.24 billion and $3.62 billion in 2003, 2002 and 2001, respectively. Average deposit balances and average interest bearing deposit balances were significantly impacted by the amount of deposits maintained at Riggs by the Treasury to compensate the Company as a financial agent bank and the previously discussed change in methodology by which Riggs as a financial agent bank is compensated by the Treasury. As previously noted, the average Treasury deposit balances to compensate Riggs as a financial agent bank were $472.0 million, $895.1 million and $233.1 million in 2003, 2002 and 2001, respectively.

Average demand deposits were $571.1 million, $509.5 million and $509.6 million in 2003, 2002 and 2001. As a means of reducing deposit reserve requirements, the Company periodically sweeps excess demand funds into money market accounts. The average balances transferred, which are not included in demand deposits in Table A of this Form 10-K, were $480.8 million in 2003 compared to $468.4 million and $440.2 million in 2002 and 2001, respectively.

The average cost of interest-bearing deposits was ..85%, 1.25% and 2.40% in 2003, 2002 and 2001, respectively. The change in the cost of these funds is primarily attributable to actions of the Federal Reserve. From December 31, 2000 to year-end 2003, the Federal Reserve lowered its target federal funds rate by 550 bps, from 6.50% to 1.00%.

Short-Term Borrowings

Short-term borrowings consist primarily of federal funds purchased and repurchase agreements and, to a lesser extent, short-term FHLB borrowings. These obligations are an additional source of funds used to meet liquidity and interest-rate risk management objectives. On average, short-term borrowings were $442.2 million, $451.1 million and $493.3 million for 2003, 2002 and 2001, respectively. The cost of these funds was 1.10%, 1.54% and 3.53% for 2003, 2002 and 2001, respectively (see Note 8 of Notes to Consolidated Financial Statements). Riggs has secured and unsecured lines of credit with various parties in the amount of $1.05 billion that can be drawn upon to meet potential funding requirements. $567.8 million of these facilities are unused as of December 31, 2003. The FHLB can cancel at any time any unused portion of the credit facilities. Any borrowings under these facilities are subject to the negotiated terms.

FHLB Borrowings and Other Long-Term Debt

The $1.05 billion balance of long-term debt at December 31, 2003 consists of $66.5 million subordinated debentures due in 2009, $360.8 million payable to the two entities that issued the Company’s trust preferred securities, $419.0 million in FHLB advances and $206.0 in repurchase agreements.

The $66.5 million subordinated debentures have a fixed interest rate of 9.65% and are not callable in advance of maturity. The effective cost of this debt is 9.73%. The FHLB advances have maturity dates through 2007 and carry a blended interest rate of 2.58%. The FHLB may exercise its option to call $75.0 million of these advances prior to scheduled maturity. In 2004, $140.0 million of these advances having an average rate of 2.37% are repayable. The $206.0 million of repurchase agreements mature between 2005 and 2007 and have an average rate of 1.64%. Average long-term debt was $629.8 million in 2003 compared to $73.4 million in 2002 and $66.5 million in 2001.

Minority Interest in Trust Preferred Securities

Trust preferred securities totaled $248.6 at December 31, 2002. Included in these securities are $152.4 million of 8.875% securities issued in 1997 and $89.7 million of 8.625% securities issued in 1996. The securities were issued by two wholly-owned subsidiaries of the Company and are classified on the Consolidated Statements of Condition as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. The related expense is included on the year to date September 30, 2003 and December 31, 2002 and 2001 Consolidated Statements of Operations as minority interest in income of subsidiaries, net of taxes. Dividends are paid semi-annually and these securities cannot be redeemed for ten years from the date of issuance. The securities have a final maturity of 30 years from their issuance date. Dividends are cumulative and deferrable for a period not to exceed five years. These securities qualify as tier I capital, with certain limitations. Amounts not included in tier I capital are included in tier II capital (see Note 11 of Notes to Consolidated Financial Statements).

As previously noted, on October 1, 2003 the Company adopted FIN 46R and no longer consolidates the two entities that issued its trust preferred securities. Because of this, the Company no longer has minority interest expense attributable to the trust preferred securities. Rather, at December 31, 2003 the Consolidated Statements of Condition reflect long-term debt of $360.8 million which is payable by the Company to the entities that have issued the trust preferred securities. Beginning October 1, 2003 interest on this debt is included in interest expense in the Consolidated Statements of Operations. Trust preferred securities that the Company has repurchased, totaling $107.9 million are now reflected as securities held to maturity in the Consolidated Statements of Condition and interest earned on these securities is included in interest income in the Consolidated Statements of Operations. The market value of these securities is $115.3 million at December 31, 2003.

Since the rate on both the Series A and Series C trust preferred securities is generally above yields that the Company can earn on its short term investments, loans and securities, the Company is attempting to repurchase additional trust preferred securities but will only do so if the repurchase terms are acceptable. During the first quarter of 2004, the Company acquired more than 50% of the debentures of one of the series, and the Company intends to reconsolidate the subsidiary that issued the guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures.

Sensitivity to Market and Other Risk

As previously noted, the Company is exposed to various business risks. Two types of “market risk” that could materially impact the operating results of the Company are interest rate risk and foreign currency exchange exposure. Though the Company’s Asset/ Liability Committee (“ALCO”) closely monitors its exposure to these risks, the modeling of these risks requires a variety of assumptions including the level of interest rates, the shape of the yield curve, the asset and liability mix and the path of foreign exchange rates. If the actual results vary significantly from the forecast, or if errors occur in the Company’s modeling techniques, the Company may be limited in controlling or mitigating such risks.

Riggs manages its interest-rate risk through the use of an income simulation model which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury segment on the path of future interest rates. As of December 31, 2003, the most likely interest rate scenario calls for the federal funds target rate to be 1.00% through July 2004. The federal funds target rate then rises gradually to 3.75% by June 2006, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of December 31, 2003 are shown in Table M of this Form 10-K. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 bp (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 bp (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

As of December 31, 2003, the forecasted impact of rates rising or falling 100 bp versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 3%. For a 300 bp movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 4.50%. The results of the simulation for December 31, 2003 indicated that the Bank was liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings benefit from the down 100 bp versus most likely from increasing spreads on fixed rate assets but are offset somewhat by floors on deposits and faster prepayment rates on mortgage loans and mortgage backed securities.

In managing interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/ or reduction of interest-rate risk and can effectively alter the interest-rate sensitivity of the Company. Along with financial derivative instruments, the income simulation model includes assumptions about short-term financial instruments, investment securities, loans, deposits, and other borrowings.

At December 31, 2003 and 2002, the Company’s cumulative one year gap was $(1.28) billion and $(51.0) million, respectively. A negative gap position indicates that the Company would be adversely impacted by rising interest rates since interest bearing deposits would reprice more quickly than interest earning assets. The Company does not monitor its interest rate risk exposure through gap measurement techniques but rather utilizes the income simulation techniques discussed above.

At December 31, 2003, Riggs had $33.7 million in commitments to purchase foreign currency and $110.4 million in commitments to sell foreign currency. Included in the commitments to sell foreign currency was a foreign exchange contract for a notional amount of $76.1 million to hedge the investment in London-based legal entities. In addition, interest rate swaps were used to hedge interest rate risk. At December 31, 2003, there were 17 interest rate swaps totaling $102.0 million in notional principal balances of which $47.0 million was used to hedge cash flows from variable rate liabilities (see Note 19 to Consolidated Financial Statements).

CAPITAL RESOURCES

One of the Company’s fundamental objectives is to maintain a level of capitalization that promotes depositor and investor confidence. In addition to maintaining conservative loan underwriting standards, the Company places an emphasis on capital strength and its ability to withstand unfavorable economic conditions and business losses.

The Company’s policy is to ensure that the Bank is capitalized in accordance with regulatory guidelines. As previously discussed, the Bank is subject to minimum capital ratios as prescribed by the OCC, which are essentially the same as those prescribed by the Federal Reserve Board for bank holding companies. However, as previously noted, the Company has changed the method by which it accounts for trust preferred securities. Because of this change, banking regulators, which currently allow trust preferred securities to be included in regulatory capital to a limited extent, may in the future exclude trust preferred securities from the calculation of regulatory capital.

Total shareholders’ equity at December 31, 2003 was $373.5 million, a $15.7 million decrease from year-end 2002. The decrease was primarily the result of unrealized securities losses, net of taxes of $17.9 million and $5.7 million in dividend payments for the year. Offsetting these decreases to equity were increases of $4.2 million related to issuance of the Company’s common stock, a $1.6 million unrealized gain after tax on the Company’s hedging activities, a $1.5 million foreign exchange after tax translation gain and net income of $979 thousand. Total shareholders’ equity at December 31, 2002 was $389.2 million, a $28.4 million increase from year-end 2001. The increase was primarily the result of net income of $13.0 million, unrealized after tax securities gains of $12.8 million, and a $7.4 million increase in paid in capital due to the previously described trust preferred securities repurchases. These increases were partially offset by $5.7 million in dividend payments for the year.

Banking regulators have issued risk-based capital guidelines for banks and bank holding companies. These requirements provide minimum total, tier I, and leverage capital ratios that measure capital adequacy. The total capital ratio measures combined tier I and tier II capital to risk-weighted assets. The tier I capital ratio measures tier I capital to risk-weighted assets. The leverage capital ratio measures tier I capital to average assets. At December 31, 2003 and 2002, the Company’s and Bank’s capital ratios significantly exceeded the “well-capitalized” levels under each of the regulatory ratios (see Table N of this Form 10-K and Note 10 of Notes to Consolidated Financial Statements).

As previously noted, because of FIN 46R and the deconsolidation of the two entities that have issued trust preferred securities, regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of tier I regulatory capital. The Company has determined that it and the Bank would continue to be “well capitalized” at December 31, 2003 without including the trust preferred securities as a component of regulatory capital.

FOURTH QUARTER 2003 VS. FOURTH QUARTER 2002

For the quarter ended December 31, 2003, the Company reported a net loss of $6.9 million, or $.24 per share, compared to net income of $2.2 million, or $0.08 per diluted share, in the fourth quarter of 2002.

Net interest income was $37.7 million in the fourth quarter of 2003 compared to $49.4 million in the comparable quarter of the prior year, a decrease of 24%. This decrease is primarily attributable to the previously discussed changes as a result of the Company’s adoption of FIN 46R on October 1, 2003 and mid-year changes in the methodology by which Riggs, as a financial agent bank, is compensated by the Treasury. Average earning assets were $5.36 billion and $5.77 billion and the net interest margin was 2.88% and 3.48% for the fourth quarter of 2003 and 2002, respectively.

The Company provided $2.8 million and $689 thousand for loan losses in the fourth quarter of 2003 and 2002, respectively, reflecting strong loan growth in the fourth quarter of 2003 compared to the comparable quarter of the prior year.

Noninterest income totaled $25.4 million in the fourth quarter of 2003, an increase of $728 thousand from the $24.7 million in the comparable quarter of the prior year primarily due to the decreases in venture capital losses noted previously. Net securities gains in the fourth quarter of 2003 were $774 thousand compared to $2.1 million in the prior year’s fourth quarter.

Noninterest expense for the 2003 fourth quarter was $70.2 million, compared to $64.4 million in the year-ago quarter, an increase of 9%. The increase is attributable to residual Project EPS expenses and a $950 thousand impairment charge.

TABLE A:

THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES(1)

	2003			2002			2001

	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS, EXCEPT RATES)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans(2)
Commercial-Taxable	$356,098	$17,296	4.86%	$341,450	$17,584	5.15%	$295,754	$19,794	6.69%
Commercial-Tax-Exempt	180,510	14,058	7.79	161,036	12,539	7.79	145,250	10,608	7.30
Commercial Real Estate	628,123	34,198	5.44	529,417	33,426	6.31	477,799	34,607	7.24
Residential Mortgage	1,250,934	66,139	5.29	1,117,380	74,443	6.66	1,165,801	82,239	7.05
Home Equity	279,908	11,632	4.16	292,994	15,713	5.36	326,026	23,348	7.16
Consumer	63,778	6,673	10.46	66,104	7,003	10.59	65,882	8,156	12.38
Foreign	257,612	12,105	4.70	350,910	20,033	5.73	417,344	28,752	6.89

Total Loans	3,016,963	162,101	5.37%	2,859,291	180,741	6.32%	2,893,856	207,504	7.17%
Securities Available for Sale(3)	2,065,573	67,432	3.26	1,897,742	71,045	3.74	1,301,752	68,630	5.27
Securities Held to Maturity	27,194	2,357	8.67	—	—	—	—	—	—
Time Deposits with Other Banks	253,471	5,475	2.16	212,663	3,146	1.48	330,283	12,712	3.85
Federal Funds Sold and Reverse Repurchase Agreements	340,603	4,053	1.19	509,910	8,547	1.68	433,834	15,823	3.65

Total Earning Assets and Average Rate Earned(4)	5,703,804	241,418	4.23	5,479,606	263,479	4.81	4,959,725	304,669	6.14
Less: Reserve for Loan Losses	26,143			26,728			33,998
Cash and Due from Banks	187,670			170,116			142,579
Premises and Equipment, Net	181,801			183,303			196,851
Other Assets	304,013			256,280			272,250

Total Assets	$6,351,145			$6,062,577			$5,537,407

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits
Savings and NOW Accounts	$232,607	$543	0.23%	$204,151	$981	0.48%	$205,381	$1,711	0.83%
Money Market Deposit Accounts	2,384,200	11,877	0.50	2,210,446	18,257	0.83	1,879,070	26,224	1.40
Time Deposits in Domestic Offices	1,061,435	16,195	1.53	1,485,946	26,561	1.79	888,513	32,071	3.61
Time Deposits in Foreign Offices	329,393	5,335	1.62	335,083	7,313	2.18	650,611	26,974	4.15

Total Interest-Bearing Deposits	4,007,635	33,950	0.85	4,235,626	53,112	1.25	3,623,575	86,980	2.40
Short-Term Borrowings:
Federal Funds Purchased and Repurchase Agreements	436,264	4,805	1.10	437,934	6,744	1.54	482,412	17,050	3.53
Other Short-Term Borrowings	5,916	37	0.63	13,134	200	1.52	10,870	344	3.16
Long-Term Debt	629,821	26,242	4.17	73,435	6,673	9.09	66,525	6,472	9.73

Total Interest-Bearing Funds & Average Rate Incurred	5,079,636	65,034	1.28	4,760,129	66,729	1.40	4,183,382	110,846	2.65
Demand Deposits(5)	571,107			509,463			509,586
Other Liabilities	132,451			120,654			99,794
Minority Interest in Preferred Stock of Subsidiaries	185,345			297,627			350,000
Shareholders’ Equity	382,606			374,704			394,645

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,351,145			$6,062,577			$5,537,407

NET INTEREST INCOME AND SPREAD		$176,384	2.95%		$196,750	3.41%		$193,823	3.49%

NET INTEREST MARGIN ON EARNING ASSETS			3.09%			3.59%			3.91%

(1) —	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable. Net interest income on a tax equivalent basis, or net interest income plus an amount equal to the tax savings on tax-exempt interest, is utilized in this table to improve year to year comparability as well as facilitate comparison with other banking organizations.
(2) —	Nonperforming loans are included in average balances used to determine rates.
(3) —	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) —	Excludes venture capital investments
(5) —	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

TABLE B:

NET INTEREST INCOME CHANGES(1)

	2003 VS. 2002			2002 VS. 2001

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(28,218)	$9,578	$(18,640)	$(24,314)	$(2,449)	$(26,763)
Securities Available for Sale	(9,571)	5,958	(3,613)	(23,439)	25,854	2,415
Securities Held to Maturity(2)	—	2,357	2,357	—	—	—
Time Deposits with Other Banks	1,643	686	2,329	(6,060)	(3,506)	(9,566)
Federal Funds Sold and Reverse Repurchase Agreements	(2,102)	(2,392)	(4,494)	(9,684)	2,408	(7,276)

Total Interest Income	(38,248)	16,187	(22,061)	(63,497)	22,307	(41,190)

Interest Expense:
Savings and NOW Accounts	(561)	123	(438)	(720)	(10)	(730)
Money Market Deposit Accounts	(7,735)	1,355	(6,380)	(12,033)	4,066	(7,967)
Time Deposits in Domestic Offices	(3,494)	(6,872)	(10,366)	(20,844)	15,334	(5,510)
Time Deposits in Foreign Offices	(1,855)	(123)	(1,978)	(9,725)	(9,936)	(19,661)
Federal Funds Purchased and Repurchase Agreements	(1,913)	(26)	(1,939)	(8,857)	(1,449)	(10,306)
Other Short-Term Borrowings	(84)	(79)	(163)	(205)	61	(144)
Long-Term Debt	(5,439)	25,008	19,569	(443)	644	201

Total Interest Expense	(21,081)	19,386	(1,695)	(52,827)	8,710	(44,117)

Net Interest Income	$(17,167)	$(3,199)	$(20,366)	$(10,670)	$13,597	$2,927

(1) —	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) —	Effective October 1, 2003, trust preferred securities are classified as held to maturity securities due to the adoption of FIN 46R. Consequently, the change in interest income from 2002 to 2003 is entirely due to volume.

TABLE C:

YEAR-END LOANS

DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001	2000	1999

Domestic:
Commercial and Financial	$581,223	$613,786	$479,285	$479,443	$667,393
Commercial Real Estate	815,004	559,384	494,192	440,900	415,304
Residential Mortgage	1,155,079	1,225,211	1,112,409	1,168,243	1,219,740
Loans Held for Sale	524	1,247	8,671	15,433	—
Home Equity	306,599	279,737	297,637	335,825	315,520
Consumer	64,403	65,437	64,888	68,010	73,158

Total Domestic	2,922,832	2,744,802	2,457,082	2,507,854	2,691,115

Foreign:
Governments and Official Institutions	122,831	107,940	93,300	69,119	67,555
Banks and Other Financial Institutions	159	30	1,531	1,717	2,730
Commercial and Industrial	142,443	109,366	284,293	329,903	395,120
Other	33,622	41,954	36,717	37,086	51,607

Total Foreign	299,055	259,290	415,841	437,825	517,012

Total Loans	3,221,887	3,004,092	2,872,923	2,945,679	3,208,127

Net Deferred Loan Fees, Costs, Premiums and Discounts	3,267	3,813	(4,331)	(4,941)	(6,146)

Loans	$3,225,154	$3,007,905	$2,868,592	$2,940,738	$3,201,981

Reserve for Loan Losses	(28,285)	(25,958)	(29,540)	(36,197)	(41,455)

Total Net Loans	$3,196,869	$2,981,947	$2,839,052	$2,904,541	$3,160,526

TABLE D:

YEAR-END MATURITIES AND RATE SENSITIVITY

DECEMBER 31, 2003

	LESS THAN		OVER
(IN THOUSANDS)	1 YEAR	1-5 YEARS	5 YEARS	TOTAL

Maturities:
Commercial and Financial	$246,880	$140,310	$194,033	$581,223
Commercial Real Estate	90,446	544,880	179,678	815,004
Residential Mortgage	24,938	108,969	1,021,172	1,155,079
Loans Held for Sale	—	—	524	524
Home Equity	265,538	21,146	19,915	306,599
Consumer	52,611	11,792	—	64,403
Foreign	122,875	131,864	44,316	299,055

Total Loans	$803,288	$958,961	$1,459,638	$3,221,887
Rate Sensitivity:
With Fixed Interest Rates	123,720	227,151	772,625	1,123,496
With Floating and Adjustable Interest Rates	679,569	731,809	687,013	2,098,391

Total Loans	$803,289	$958,960	1,459,638	3,221,887

TABLE E:

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS1

	BANKS AND	COMMERCIAL
	OTHER FINANCIAL	AND
(IN THOUSANDS)	INSTITUTIONS	INDUSTRIAL	OTHER	TOTAL

As of December 31, 2003
United Kingdom	$29,325	$13,939	$83,850	$127,114
United States[2]	54,019	—	23,592	77,611
Portugal	55,932	—	7,593	63,525

As of December 31, 2002
United States[2]	$35,010	$—	$48,904	$83,914
Saudi Arabia	41	—	75,475	75,516

As of December 31, 2001
United Kingdom	$15,750	$234,443	$3,870	$254,063
United States[2]	149,860	—	18,328	168,188
Saudi Arabia	28	—	89,268	89,296

[1]	Cross-border outstandings include loans, acceptances, investments, accrued interest and other monetary assets, net of interest-bearing deposits with other banks that are denominated in U.S. dollars or other non-local currencies.
[2]	United States cross-border outstandings consist of deposits placed by the Company in foreign branches of United States banks.

TABLE F:

CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
WITH NONPERFORMING OR PAST-DUE LOANS

		TOTAL
	NONACCRUAL	NONPERFORMING	PAST-DUE
(IN THOUSANDS)	LOANS	LOANS	LOANS

As of December 31, 2003 United Kingdom	$2,193	$—	$68

As of December 31, 2002	$—	$—	$—

As of December 31, 2001 United Kingdom	$1,430 [1]	$1,430	$2,406

[1]	As of December 31, 2001, $529 thousand of nonaccrual loans were classified as renegotiated loans.

TABLE G:

MATURITIES OF SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 2003

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities:
Due within 1 year	$25,103	$—	$29	$25,074
State & Municipal Securities
Due after 5 years but within 10 years	17,076	123	33	17,167
Due after 10 years	7,841	22	11	7,851
Government Agencies Securities:
Due within 1 year	137,514	8	—	137,522
Due after 1 year but within 5 years	582,698	498	3,191	580,005
Mortgage-Backed Securities:
Due after 10 years	1,012,635	1,547	6,933	1,007,249
Other Securities:
Due within 1 year	16,563	—	—	16,563
Due after 10 years	35,268	119	—	35,387

Total Securities Available for Sale	1,834,698	$2,317	$10,197	1,826,818

This table reflects the carrying values, by contractual maturity, of securities available for sale. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

TABLE H:

RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)
DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001	2000	1999

Balance, January 1	$25,958	$29,540	$36,197	$41,455	$54,455
Provision for Loan Losses	5,146	421	2,526	18,791	2,500
Loans Charged Off:
Commercial and Financial	854	69	4,071	9,059	12,251
Commercial Real Estate	—	255	—	148	90
Residential Mortgage	—	—	10	30	178
Home Equity	9	81	48	63	220
Consumer	2,085	2,473	2,422	2,699	2,238
Foreign	2,932	4,094	4,913	14,168	1,970

Total Loans Charged Off	5,880	6,972	11,464	26,167	16,947

Recoveries on Charged-Off Loans:
Commercial and Financial	—	62	70	568	399
Commercial Real Estate	204	341	85	548	207
Residential Mortgage	—	—	37	49	—
Home Equity	68	62	126	117	105
Consumer	676	950	791	715	472
Foreign	1,862	837	1,376	626	526

Total Recoveries on Charged-Off Loans	2,810	2,252	2,485	2,623	1,709

Net Charge-offs (Recoveries)	3,070	4,720	8,979	23,544	15,238
Foreign Exchange Translation Adjustments	251	717	(204)	(505)	(262)

Balance, December 31	$28,285	$25,958	$29,540	$36,197	$41,455
Ratio of Net Charge-Offs (Recoveries) to Average Loans	0.10%	0.17%	0.31%	0.76%	0.48%

Ratio of Reserve for Loan Losses to Total Loans	0.88%	0.86%	1.03%	1.23%	1.29%

TABLE I:

RESERVE FOR LOAN LOSSES ALLOCATION AND LOAN DISTRIBUTION

DECEMBER 31,

(IN THOUSANDS)

Allocation of the Reserve for Loan Losses	2003	2002	2001	2000	1999

Commercial and Financial	$5,353	$6,390	$5,518	$15,755	$21,807
Commercial Real Estate	8,199	5,995	4,015	5,446	3,768
Residential Mortgage	1,718	2,416	1,112	1,176	1,218
Home Equity and Consumer	2,991	3,581	3,709	2,851	2,780
Foreign	3,573	3,334	8,243	7,036	6,006
Based on Qualitative Factors	6,451	4,242	6,943	3,933	5,876

Balance, December 31	28,285	25,958	29,540	36,197	41,455

Distribution of Year-End Loans	2003	2002	2001	2000	1999

Commercial and Financial	18.0%	20.4%	16.7%	16.3%	20.8%
Commercial Real Estate	25.3	18.6	17.2	15.0	13.0
Residential Mortgage	35.9	40.9	39.0	40.1	38.0
Home Equity and Consumer	11.5	11.5	12.6	13.7	12.1
Foreign	9.3	8.6	14.5	14.9	16.1

Total, December 31	100.0%	100.0%	100.0%	100.0%	100.0%

TABLE J:

NONPERFORMING ASSETS AND PAST-DUE LOANS

DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001	2000	1999

Nonperforming Assets:
Nonaccrual Loans:
Domestic	$115	$87	$472	$34,228	$40,559
Foreign	2,193	461	901	957	975

Total Nonaccrual Loans	2,308	548	1,373	35,185	41,534

Renegotiated Loans:
Domestic	—	—	—	31	53
Foreign	—	—	529	822	1,210

Total Renegotiated Loans	—	—	529	853	1,263

Other Real Estate & Repossessed Assets
Domestic	—	—	600	1,133	908
Foreign	40	122	1,156	—	—

Total Other Real Estate & Repossessed Assets	40	122	1,756	1,133	908

Total Nonperforming Assets, Net	$2,348	$670	$3,658	$37,171	$43,705

Past-Due Loans:
Domestic	$9,590	$10,457	$10,909	$11,100	$7,429
Foreign	2,588	588	2,406	19	—

Total Past-Due Loans	$12,178	$11,045	$13,315	$11,119	$7,429

Total Loans	$3,225,154	$3,007,905	$2,868,592	2,940,738	$3,201,981
Ratio of Nonaccrual Loans to Total Loans	0.07%	0.02%	0.05%	1.20%	1.30%

Ratio of Nonperforming Assets to Total Loans and Other Real Estate Owned, Net	0.07%	0.02%	0.13%	1.26%	1.36%

TABLE K:

INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS

DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001	2000	1999

Interest Income at Original Terms:
Nonaccrual Loans:
Domestic	$20	$46	$1,151	$3,346	$3,168
Foreign	195	17	228	332	—
Renegotiated Loans	—	23	109	201	222

Total	$215	$86	$1,488	$3,879	$3,390

Actual Interest Income Recognized:
Nonaccrual Loans:
Domestic	$4	$49	$105	$41	$249
Foreign	—	—	—	—	—
Renegotiated Loans	—	—	10	19	—

Total	$4	$49	$115	$60	$249

TABLE L:

SHORT-TERM BORROWINGS

	FEDERAL FUNDS PURCHASED
	AND REPURCHASE			OTHER SHORT-TERM
	AGREEMENTS			BORROWINGS
(IN THOUSANDS, EXCEPT RATES)	2003	2002	2001	2003	2002	2001

Balance, December 31	$518,711	$459,098	$584,706	$11,671	$11,274	$11,914
Average Amount Outstanding[1]	436,264	437,934	482,412	5,916	13,134	10,870
Weighted-Average Rate Paid[1]	1.10%	1.54%	3.53%	0.63%	1.52%	3.16%
Maximum Amount Outstanding at any Month- End	518,711	567,286	584,706	13,544	11,832	16,632

[1]	Average amounts are based on daily balances. Average rates are computed by dividing actual interest expense by average amounts outstanding.

TABLE M:

INTEREST-RATE SENSITIVITY ANALYSIS1

MOVEMENTS IN INTEREST RATES FROM DECEMBER 31, 2003

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
(IN THOUSANDS, EXCEPT RATES)	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(IN THOUSANDS)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared with a Most Likely Scenario:
Net Interest Income
Increase (Decrease)	(1.3)%	2.7%	(3.6)%	4.4%
Net Interest Income
Increase (Decrease)	$(2,170)	$4,348	$(17,650)	$21,527

1 Key Assumptions:

Assumptions with respect to the model’s projection of the effect of changes in interest rates on net interest income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Company.
2.	A most likely federal funds rate and U.S. Treasury yield curve which are determined by an authorized committee and variances from this rate which are established by policy.
3.	Spread relationships between various interest rate indices which are generated by the analysis of historical data and committee consensus.
4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Company.

TABLE N:

CAPITAL RATIOS

DECEMBER 31,

			REQUIRED	WELL
	2003	2002	MINIMUMS	CAPITALIZED

Riggs National Corporation
Tier I	12.52%	14.13%	4.00%	6.00%
Combined Tier I and Tier II	17.81	20.25	8.00	10.00
Leverage	8.41	7.85	4.00	5.00
Riggs Bank National Association
Tier I	11.08%	12.76%	4.00%	6.00%
Combined Tier I and Tier II	11.82	13.52	8.00	10.00
Leverage	7.52	7.17	4.00	5.00

TABLE O:

CONTRACTUAL OBLIGATIONS

AT DECEMBER 31, 2003

		LESS			MORE
		THAN	1-3	3-5	THAN
(IN THOUSANDS)	TOTAL	ONE YEAR	YEARS	YEARS	5 YEARS

Long-Term Debt	$1,850,665	$191,426	$483,052	$172,768	$1,003,419
Capital Lease Obligations	—	—	—	—	—
Operating Leases	44,478	8,472	13,560	9,479	12,967
Purchase Obligations	61,336	26,070	16,126	10,272	8,868
Other Long-Term Liabilities	361,993	17,852	16,946	16,672	310,523

Total	$2,318,472	$243,820	$529,684	$209,191	$1,335,777

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001

INTEREST INCOME
Interest and Fees on Loans	$157,339	$176,799	$204,797
Interest and Dividends on Securities Available for Sale	67,418	71,045	68,630
Interest and Dividends on Securities Held to Maturity	2,357	—	—
Interest on Time Deposits with Other Banks	5,475	3,146	12,712
Interest on Federal Funds Sold and Reverse Repurchase Agreements	4,053	8,547	15,823

Total Interest Income	236,642	259,537	301,962
INTEREST EXPENSE
Interest on Deposits:
Savings, NOW and Money Market Accounts	12,420	19,238	27,935
Time Deposits in Domestic Offices	16,195	26,561	32,071
Time Deposits in Foreign Offices	5,335	7,313	26,974

Total Interest on Deposits	33,950	53,112	86,980

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	4,842	6,944	17,394
Long-Term Debt	26,242	6,673	6,472

Total Interest on Short-Term Borrowings and Long-Term Debt	31,084	13,617	23,866

Total Interest Expense	65,034	66,729	110,846

Net Interest Income	171,608	192,808	191,116
Provision for Loan Losses	5,146	421	2,526

Net Interest Income after Provision for Loan Losses	166,462	192,387	188,590
NONINTEREST INCOME
Trust and Investment Advisory Income	37,505	42,729	50,290
Service Charges and Fees	49,474	45,401	43,591
Venture Capital Investment Losses, Net	(4,206)	(14,822)	(31,103)
Other Noninterest Income	14,186	10,642	10,494
Securities Gains, Net	13,331	9,450	12,037

Total Noninterest Income	110,290	93,400	85,309
NONINTEREST EXPENSE
Salaries and Wages	93,660	86,794	90,971
Pension and Other Employee Benefits	23,968	23,236	18,852
Occupancy, Net	21,332	21,360	21,092
Data Processing Services	19,661	21,124	20,916
Furniture, Equipment and Software	13,681	15,335	19,119
Credit Card Processing	10,121	9,092	8,118
Consultants and Outsourcing Fees	20,783	13,486	12,880
Advertising and Public Relations	3,900	4,585	4,175
Restructuring Expense	—	—	4,327
Legal Fees	4,918	4,127	2,769
Communications Expense	3,491	3,123	2,558
Other Noninterest Expense	45,293	38,122	60,564

Total Noninterest Expense	260,808	240,384	266,341

Income before Taxes and Minority Interest	15,944	45,403	7,558
Applicable Income Tax Expense	4,386	15,471	11,075
Minority Interest in Income of Subsidiaries, Net of Taxes	10,579	16,911	19,860

Net Income (Loss)	$979	$13,021	$(23,377)

EARNINGS (LOSS) PER SHARE-
Basic	$0.03	$0.46	$(0.82)
Diluted	0.03	0.45	(0.82)

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31,

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2003	2002

ASSETS
Cash and Due from Banks	$325,975	$244,703
Federal Funds Sold and Reverse Repurchase Agreements	—	610,000

Total Cash and Cash Equivalents	325,975	854,703
Time Deposits with Other Banks	287,077	203,267
Securities Available for Sale	1,826,818	2,319,917
Securities Held to Maturity (Fair Value-$115,319)	107,891	—
Venture Capital Investments	43,356	49,419

Loans	3,225,154	3,007,905
Reserve for Loan Losses	(28,285)	(25,958)

Total Net Loans	3,196,869	2,981,947

Premises and Equipment, Net	226,502	203,253
Other Assets	355,070	213,189

Total Assets	$6,369,558	$6,825,695

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits	$673,610	$683,338
Interest-Bearing Deposits:
Savings and NOW Accounts	294,546	331,656
Money Market Deposit Accounts	2,378,779	2,165,449
Time Deposits in Domestic Offices	585,260	1,723,474
Time Deposits in Foreign Offices	354,037	335,080

Total Interest-Bearing Deposits	3,612,622	4,555,659

Total Deposits	4,286,232	5,238,997

Short-Term Borrowings	530,382	470,372
Other Liabilities	127,091	119,976
Long-Term Borrowings	1,052,333	358,525

Total Liabilities	5,996,038	6,187,870

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	—	248,584

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value

	2003	2002

Authorized	50,000,000	50,000,000
Issued	31,998,260	31,812,022
Outstanding	28,680,138	28,510,224	79,996	79,530
Treasury Stock	3,318,122	3,301,798
Additional Paid in Capital			174,396	170,747
Retained Earnings			200,131	204,865
Accumulated Other Comprehensive Income (Loss)			(9,380)	5,468
Treasury Stock			(71,623)	(71,369)

Total Shareholders’ Equity			373,520	389,241

Total Liabilities and Shareholders’ Equity			$6,369,558	$6,825,695

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

				ACCUMULATED
	COMMON	ADDITIONAL		OTHER		TOTAL
(IN THOUSANDS, EXCEPT SHARE	STOCK	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
AMOUNTS)	$2.50 PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, January 1, 2001	$79,254	$162,206	$226,616	$(13,973)	$(71,357)	$382,746
Comprehensive Income:
Net Loss			(23,377)			(23,377)
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				9,247		9,247
Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(2,231)		(2,231)
Foreign Exchange
Translation Adjustments				(1,022)		(1,022)

Total Other Comprehensive Income						5,994

Total Comprehensive Loss						(17,383)
Issuance of Common Stock for Stock Option Plans-94,239 Shares	235	919				1,154
Cash Dividends Declared, $.20 per share			(5,694)			(5,694)

Balance, December 31, 2001	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823

Comprehensive Income:
Net Income			13,021			13,021
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				12,815		12,815
Unrealized Loss on Derivatives,
Net of Reclassification Adjustments				(893)		(893)
Foreign Exchange Translation Adjustments				1,525		1,525

Total Other Comprehensive Income						13,447

Total Comprehensive Income						26,468
Issuance of Common Stock for Stock Option Plans-16,319 Shares	41	174				215
Repurchase of Trust Preferred Securities		7,448				7,448
Repurchase of 1,000 shares of Common Stock					(12)	(12)
Cash Dividends Declared, $.20 per share			(5,701)			(5,701)

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241

Comprehensive Income:
Net Income			979			979
Other Comprehensive Income, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(17,949)		(17,949)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				1,634		1,634
Foreign Exchange Translation Adjustments				1,467		1,467

Total Other Comprehensive Loss						(14,848)

Total Comprehensive Loss						(13,869)
Issuance of Common Stock for Stock Option Plans-186,238 Shares	466	3,746				4,212
Repurchase of Trust Preferred Securities		(97)				(97)
Repurchase of 16,324 shares of Common Stock					(254)	(254)
Cash Dividends Declared, $.20 per share			(5,713)			(5,713)

Balance, December 31, 2003	$79,996	$174,396	$200,131	$(9,380)	$(71,623)	$373,520

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$979	$13,021	$(23,377)
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Non-cash Restructuring and Other Charges	—	—	39,977
Provision for Loan Losses	5,146	421	2,526
Provision for Other Real Estate Owned Losses, Net of Realized Gains	—	—	251
Unrealized (Gains) Losses on Venture Capital Investments	(4,691)	11,690	31,284
(Gains) Losses on Sales of Venture Capital Investments	8,897	3,132	(181)
Depreciation Expense and Other Amortization	19,994	17,688	18,920
Net Gains on Sales of Securities Available for Sale	(13,331)	(9,450)	(12,037)
(Increase) Decrease in Other Assets	11,807	(47,077)	(8,082)
Increase (Decrease) in Other Liabilities	1,266	15,045	(3,526)

Total Adjustments	29,088	(8,551)	69,132

Net Cash Provided By Operating Activities	30,067	4,470	45,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease In Time Deposits with Other Banks	(83,810)	86,197	76,437
Proceeds from Maturities of Securities Available for Sale	8,353,744	12,155,976	5,962,451
Proceeds from Sales of Securities Available for Sale	682,368	531,157	245,895
Purchases of Securities Available for Sale	(8,669,248)	(13,359,434)	(6,570,717)
Purchases of Securities Held to Maturity	(6,475)	—	—
Purchases of Venture Capital Investments	(3,145)	(9,327)	(14,180)
Proceeds from Sale of OREO	812	3,926	—
Proceeds from Sale of Venture Capital Investments	5,002	1,405	10,491
Net (Increase) Decrease in Loans	(221,043)	(148,355)	63,167
Net Increase in Premises and Equipment	(54,798)	(11,262)	(16,241)
Other, Net	253	551	78

Net Cash Provided By (Used in) Investing Activities	3,660	(749,166)	(242,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-Time Deposits	166,492	257,298	236,660
Net Increase (Decrease) in Time Deposits	(1,119,257)	459,416	209,646
Net Increase (Decrease) in Short-Term Borrowings	60,010	(126,248)	13,788
Proceeds from the Issuance of Common Stock	1,800	215	1,154
Proceeds from Federal Home Loan Bank Borrowings	333,000	292,000	—
Dividend Payments	(5,713)	(5,701)	(5,694)
Repurchase of Common Stock	(254)	—	—
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures and Common Stock	—	(87,849)	—

Net Cash (Used In) Provided By Financing Activities	(563,922)	789,131	455,554

Effect of Exchange Rate Changes	1,467	1,525	(1,022)

Net (Decrease) Increase in Cash and Cash Equivalents	(528,728)	45,960	257,668
Cash and Cash Equivalents at Beginning of Period	854,703	808,743	551,075

Cash and Cash Equivalents at End of Period	$325,975	$854,703	$808,743

SUPPLEMENTAL DISCLOSURES:

Interest Paid	$64,581	$68,247	$114,156
Income Tax Payments	11	3,670	146
Trade Dated Securities Purchases	8,350	—	100,188
Trade Dated Securities Sales	120,426	—	—

The Accompanying Notes Are An Integral Part Of These Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Riggs National Corporation (the Company or Riggs), a Delaware Corporation, is a bank holding company that provides financial services to a wide variety of customers. These services include community banking, corporate and institutional banking, international banking and trust and investment management services.

These services are provided through the Company’s wholly-owned subsidiary and principal operating unit, Riggs Bank N.A. (the Bank or Riggs Bank), and its operating subsidiaries and divisions: Riggs Bank Europe Ltd. (RBEL), Riggs & Co., Riggs & Co. International Ltd. (RCIL) and Riggs Real Estate Investment Corporation (RREIC).

In addition, the Company has invested in two partnerships that make venture capital investments. The Company has a 99% interest in each of these partnerships.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America, are applied on a consistent basis and follow general practice within the banking industry.

The consolidated financial statements include the accounts of the Company and all subsidiaries except two wholly-owned trusts which have been deconsolidated effective October 1, 2003, at which date the Company adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities or FIN 46R. These consolidated financial statements include all adjustments necessary to fairly present the Company’s results of operations, financial condition and cash flows. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year’s presentation. None of these reclassifications affect net income (loss) or earnings per share for the periods presented.

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates particularly susceptible to near term changes include the adequacy of the reserve for loan losses, the valuation of venture capital investments, the realizability of deferred tax assets and the assessment of asset impairment.

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

At December 31, 2003 and 2002, 94% and 100%, respectively of the Company’s securities are classified as available for sale and, as such, are carried at their fair values with any unrealized gains and losses, net of taxes, reported as a separate component of other comprehensive income (loss) within shareholders’ equity. Fair values are generally obtained from quoted market values or independent sources. Short-term securities, generally those with initial maturities of three months or less, are carried at cost as cost is deemed to approximate market value. At December 31, 2003, the Company has $107.9 million of securities classified as held to maturity which consists of the Company’s repurchase of trust preferred securities issued by two previously consolidated entities. These securities are reflected in the Consolidated Statements of Condition at amortized cost.

The specific identification method is used to determine the gain or loss of any security sold.

Income on securities available for sale and held to maturity is recognized as earned and any purchase premiums or discounts from par value are amortized or accreted so as to approximate income recognition on a level yield basis. The Company suspends income recognition and eliminates from revenue any previously accrued income related to any security that has significant uncertainty regarding collection of principal or interest. The Company invests in investment grade securities and there were no nonperforming investments during the three year period ended December 31, 2003.

Loans

Loans are carried at the principal amount outstanding plus or minus any associated premium or discount. Loan origination fees and direct costs are deferred and the net amount is amortized as an adjustment of loan yield. Income is recognized as earned using methods that generally result in level rates of return on principal amounts outstanding over the estimated lives of the loans.

The Company evaluates each past due commercial loan (commercial and financial loans and commercial real estate loans) and discontinues the accrual of interest based on the delinquency status, an evaluation of any collateral and the financial condition of the borrower. If there is doubt as to the collection of either principal or interest, or when interest or principal is 90 days past due and the loan is not well-secured and in the process of collection, it is placed into non-accrual status. A non-accrual loan may be restored to accrual status when interest and principal payments are brought current and the collection of future payments is not in doubt.

Income recognition on non-commercial loans is discontinued and the loans are generally charged off or foreclosure begun after a delinquency period of 120 days or as permitted by laws and other regulations. At that point, any uncollected interest is eliminated from income.

The Company originates with the intent to sell certain residential mortgage loans. These loans are carried at the lower of cost or fair value and are sold servicing released. The amount of these loans at December 31, 2003 and 2002 was $524 thousand and $1.2 million, respectively.

Reserve for Loan Losses

The reserve for loan losses is maintained at a level deemed adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required. Any such adjustments would impact future operating results.

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of large balance loans for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors deemed pertinent to the analysis. Impaired loans are defined as specifically reviewed loans for which it is probable that Riggs will be unable to collect all amounts due in accordance with the loan agreement. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $250 thousand has a specific, identified loan loss reserve associated with it or has been written down to its estimated net realizable value. Impaired loans do not include groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience. Balances related to impaired loans are excluded when applying historical loss ratios to determine loan loss reserves.

The specific reserves for impaired loans are included in the reserve for loan losses. Impaired loans are valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. Commercial loans are charged-off when it is determined that the loan cannot be fully recovered and, as noted previously, non-commercial loans are generally charged-off at the time of loan foreclosure. Recoveries of loans previously charged-off are credited to the reserve for loan losses.

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

Premises and Equipment

Land is recorded and carried at cost. Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Ranges of useful lives for computing depreciation and amortization are generally twenty-five to thirty-five years for premises, five to twenty years for leasehold improvements and four to fifteen years for furniture and equipment. Software is generally amortized over three to seven years.

Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of certain fixed assets are capitalized at the Bank’s weighted-average cost of interest-bearing liabilities.

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

Goodwill and other intangible assets with indefinite lives are tested at least annually for impairment by comparing their fair values with their recorded amounts. At December 31, 2003, the Company had $5.9 million of goodwill and other intangibles and in the fourth quarter of 2003 recorded a $950 thousand goodwill impairment.

Venture Capital Investments

Venture capital investments, which include both direct investments and investments in venture capital funds, are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

The valuation of venture capital investments was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/ General Partner.

The Company does not intend to sell or liquidate the venture capital portfolio and the valuation of venture capital investments is subject to uncertainties in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell the venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could differ significantly from the carrying value. The market for the type of venture capital investments held has since 2000 been impacted by a slowing economy, a depressed domestic equity market in which the values of publicly traded companies have declined, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations. Although these and other factors have been assessed in determining the values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

Income Taxes and Deferred Tax Assets on Venture Capital Losses

A provision for income taxes is recorded based upon the amounts of current taxes payable or refundable and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance results in an increase in income tax expense.

Unrealized losses in the venture capital operations have resulted in the maintenance of $12.9 million of deferred tax assets as of December 31, 2003. Of this amount, $1.5 million was established in 2003. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in the venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.9 million against the deferred tax assets at December 31, 2003. Of this amount, $1.5 million was established in 2003. The Company believes that the unreserved deferred tax asset balance of $6.0 million at December 31, 2003, which includes a deferred tax asset related to realized losses of $3.3 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the remaining net deferred tax asset balance to be realized.

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

In addition, uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries resulted in the maintenance of a 100% valuation allowance of $7.6 million and $6.4 million as of December 31, 2003 and 2002, respectively.

Benefit Plans

Effective February 28, 2002, the Company froze its domestic non-contributory defined benefit pension plan. Participants will no longer earn additional benefits under the plan for service after February 28, 2002. Salary increases and service with the Company will not increase participants’ benefits already accrued under the plan, although service after this date may allow participants to become vested in benefits earned before February 28, 2002 or to qualify for early retirement benefits under the plan. Net periodic pension expense is actuarially determined and includes service cost and interest cost components that reflect the long term expected return on plan assets and the effect of deferring and amortizing actuarial gains and losses and the prior service costs. On an annual basis Riggs contributes at least the minimum funding requirements to the pension plan as determined by the actuary.

The Company also provides health insurance benefits to retired employees and, to employees who retired prior to January 1, 1998, life insurance benefits. The estimated cost of retiree health insurance benefits is accrued during the employment period and a transition asset, recognized when the current accounting treatment for postretirement benefits was adopted, is being amortized over a 20 year period.

The Company sponsors a 401(k) Plan that is available to all domestic employees who meet certain age and length of service requirements. In 2002 Riggs began fully matching employee contributions up to a maximum of 6% of an employee’s eligible yearly earnings. Prior to 2002, the Company matched employee contributions for the first $100 the employee contributed and 50% thereafter up to a maximum of 6% of an employee’s eligible yearly earnings.

During 2002, the Company terminated a Supplemental Executive Retirement Plan (SERP) which it had maintained to provide supplemental income and postretirement death benefits to certain key employees. Upon termination of this plan, the actuarially determined liability for active participants with greater than one year of service prior to retirement was transferred into the Company’s Executive Deferred Compensation Plan. Vested participants who are no longer employed by the Company were paid an amount equal to the current value of their benefit. Vested participants who were receiving benefits prior to plan termination will continue to receive these benefits. This supplemental plan has no assets (see Note 14 of Notes to Consolidated Financial Statements).

Stock-Based Employee Compensation Plans

At December 31, 2003, the company had five stock-based employee compensation plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123, and related Interpretations. There is no stock-based compensation expense for these plans reflected in the Consolidated Statements of Operations as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In 2003 and 2002, the Company approved for award 210,407 and 161,909 shares, respectively, of its common stock to certain key executives under a Deferred Stock Award Agreement which are subject to performance and time vesting. Based on achieved 2003 and 2002 performance targets, 76,466 shares were awarded at December 31, 2003 and none at December 31, 2002. The 76,466 deferred shares earned at December 31, 2003 will vest in three equal annual installments, beginning in January of 2004. A total of $325 thousand in compensation expense was recorded in 2003 related to this award.

In 2003 and 2002, the Company granted 73,000 and 370,000, respectively, of its common stock to certain key executives under a Deferred Stock Award Agreement that are subject to time vesting. These shares vest in equal annual installments over a period of four to five years, beginning in January 2003 and January 2004. A total of $1.2 million and $646 thousand in expense was recognized for these awards in 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATES)	2003	2002	2001

Net income, as reported	$979	$13,021	$(23,377)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,012	420	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,754)	(3,068)	(3,040)

Pro forma net income	$(4,763)	$10,373	$(26,417)

Earnings per share:
Basic—as reported	$0.03	$0.46	$(0.82)

Basic—pro forma	$(0.17)	$0.36	$(0.93)

Diluted—as reported	$0.03	$0.45	$(0.82)

Diluted—pro forma	$(0.16)	$0.36	$(0.93)

Weighted-Average Fair Value of Options Granted	$5.20	$6.03	$7.21
Weighted-Average Assumptions:
Expected Lives (Years)	9.00	9.00	9.00
Risk-Free Interest Rate	4.18%	4.97%	5.32%
Expected Volatility	29.92%	38.70%	37.27%
Expected Dividends (Annual Per Share)	$0.20	$0.20	$0.20

The fair values of the stock options outstanding are used to determine the proforma impact of the options on compensation expense over their vesting period. Proforma net income and earnings per share were based on the Black-Scholes options pricing model for each grant made, using the key assumptions detailed above.

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

	2003	2002	2001

Basic average common shares	28,609,296	28,505,405	28,470,953
Dilutive effect of stock options and unvested deferred stock awards	967,789	398,794	—

Dilutive average common shares	28,577,085	28,904,199	28,470,953

Stock options not included in the above per share calculations because inclusion would be anti-dilutive were 2,777,248 in 2003, 3,762,710 in 2002 and 437,532 in 2001.

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

Foreign Exchange Income

Open foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued daily and recorded monthly; the resulting trading gains and losses are recorded in other noninterest income. The amount of net foreign exchange trading gains included in the accompanying Consolidated Statements of Operations were $5.8 million for 2003, $4.7 million for 2002 and $4.3 million for 2001.

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

The derivative instruments that Riggs uses include interest rate swaps, futures contracts and option contracts that relate to the pricing of specific assets and liabilities. Interest rate swaps involve the exchange of fixed and variable interest rate payments based upon a notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Interest options represent contracts that give the owner the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified time period. Certain of these contracts grant the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.

Riggs also enters into foreign exchange derivative contracts, including foreign currency forward contracts, to manage its exchange risk associated with the translation of foreign currency into U.S. dollars.

As a result of the use of derivative instruments the Company is exposed to credit and market risk. If the fair value of the derivative contract is positive, the counterparty owes Riggs and, hence, a repayment or credit risk exists. If the fair value of the derivative contract is negative, Riggs owes the counterparty and, therefore, there is no repayment risk. The Company attempts to minimize repayment risk by entering into transactions with financially stable counterparties that are specified in the Company’s policy and reviewed periodically by the Company’s credit committee. Derivative contracts are governed by an International Swap Dealers Association Master Agreement and, depending on the nature of the agreements, bilateral collateral arrangements also may be obtained. When Riggs has multiple derivative transactions with a counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with the same counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between Riggs and the counterparty. Riggs uses master netting agreements with the majority of its counterparties.

Market risk is the adverse effect that a change in interest rates or comparative currency values has on the fair value of a financial instrument or expected cash flows. Riggs manages the market risk associated with interest rate and foreign exchange hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. The Company’s Treasury segment monitors compliance with this policy.

Accounting for Derivatives

All derivatives are recorded at fair value in the Consolidated Statements of Condition within other assets or other liabilities. When a derivative contract is entered into, Riggs determines if it qualifies as a hedge. If it does, the derivative is designated as a hedge of the fair value of a recognized asset or liability, a hedge of cash flows or a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as a highly effective hedge, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current earnings. The effective portion of changes in fair value of a derivative that is designated a cash flow hedge and that qualifies as a highly effective hedge is recorded in other comprehensive income until such time as periodic settlements on a variable rate hedged item are recorded in earnings. The ineffective portion of changes in fair value of cash-flow derivatives is recorded in current earnings. Changes in the fair value of a derivative designated as a foreign currency hedge and that qualifies as a highly effective hedge, are either recorded in current earnings, other comprehensive income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in other comprehensive income.

When entering into hedging transactions, the relationships between hedging instruments and hedged items is documented as is the risk management objective and strategy. This process links all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the Consolidated Statements of Condition or to forecasted transactions. The Company evaluates, both at inception of the transaction and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

Riggs discontinues hedge accounting prospectively when the derivative is no longer effective in offsetting changes in fair values or cash flows of a hedged item, the derivative matures or is sold, terminated or exercised or the derivative is de-designated as a hedge instrument.

When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the Consolidated Statements of Condition at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, Riggs continues to carry the derivative in the Consolidated Statements of Condition at its fair value and any gains or losses accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at fair value with changes in fair value recognized in income. The Company also enters into derivative transactions which do not qualify for hedge accounting. Generally these transactions are intended to protect the Company from fluctuations in foreign currency exchange rates.

Treasury Stock

The Company periodically purchases shares of its own common stock. These treasury shares are recorded at cost and are accounted for as a component of shareholders’ equity. If, at a future date, the Company uses this stock, the treasury stock account will be relieved based upon the average cost of all treasury shares.

NOTE 2.     RESTRUCTURING AND OTHER CHARGES

In December 2001 the Company announced plans to upgrade its technology and infrastructure and realign several of its business operations and, as a result of these decisions, recorded a $4.3 million restructuring charge. At December 31, 2002, the Company had remaining accrued employee severance payments of $334 thousand which were paid during 2003.

Also in 2001, the Company recorded various other charges including $25.7 million to write-down the carrying value of various assets because of significant uncertainties concerning their recoverability, $3.6 million to discharge its obligation under an employment contract and a $500 thousand penalty to exit a domestic technology-related contract. In 2001 the Company also established a $5.9 million valuation allowance against deferred tax assets.

NOTE 3:     SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31 are as follows:

	2003				2002

		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$25,103	$—	$29	$25,074	$4,998	$—	$—	$4,998
State and Municipal Securities	24,917	145	44	25,018	—	—	—	—
Government Agencies Securities	720,212	506	3,191	717,527	1,268,874	4,499	9	1,273,364
Mortgage-Backed Securities	1,012,635	1,547	6,933	1,007,249	970,386	15,109	11	985,484
Other Securities	51,831	119	—	51,950	56,049	22	—	56,071

Total Securities Available for Sale	$1,834,698	$2,317	$10,197	$1,826,818	$2,300,307	$19,630	$20	$2,319,917

Realized gains from the sale of securities totaled $13.3 million during 2003 and realized losses totaled $12 thousand, compared with realized gains of $9.7 million and realized losses of $207 thousand in 2002 and realized gains of $14.3 million and realized losses of $2.3 million in 2001. At December 31, 2003, a $5.2 million unrealized loss, net of tax, was recorded in shareholders’ equity and included in accumulated other comprehensive income (loss), compared to a $12.7 million unrealized gain, net of tax, in 2002. Unrealized gains and losses are attributable to changes in market interest rates since the securities were purchased.

The following table details unrealized losses in the Company’s securities available for sale portfolio.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(IN THOUSANDS)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES

U.S. Treasury Securities	$25,074	$29	$—	$—	$25,074	$29
State and Municipal Securities	6,468	44	—	—	6,468	44
Government Agencies Securities	448,231	3,191	—	—	448,231	3,191
Mortgage-Backed Securities	602,581	6,933	—	—	602,581	6,933

Total Securities Available for Sale with Unrealized Losses	$1,082,354	$10,197	$—	$—	$1,082,354	$10,197

Securities available for sale that were pledged to secure deposits and other borrowings were $660.1 million at December 31, 2003 and $1.69 billion at December 31, 2002. The decline in pledged assets was due to a change in the way the U.S. Treasury compensates financial agent banks such as Riggs. Under the prior compensation methodology, Riggs was compensated by net interest earned on Treasury deposit balances which was reflected in net interest income. Under the new compensation methodology, Riggs uses zero cost Treasury deposits to purchase a non-marketable Treasury-issued depositary compensation security (DCS). The pledged asset balance has declined because under the old methodology Riggs was required to purchase securities to collateralize any Treasury deposit. The DCS balance is netted against the Treasury deposit balance in the Statements of Financial Condition in accordance with FIN 39 (Offsetting of Amounts Related to Certain Contracts) and the income from the DCS is recorded as a component of noninterest income.

The Other Securities category consists of Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve stock, money market mutual funds and other equity securities. The FHLB and Federal Reserve stock are valued at cost which approximates fair value. Equity securities are valued at fair value.

The contractual maturity distribution of securities available for sale at December 31 follows. Actual maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying mortgage-backed securities may be repaid more quickly than scheduled.

	2003				2002

		GROSS	GROSS			GROSS	GROSS
(IN	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
THOUSANDS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

Within 1 year	$179,179	$8	$29	$179,158	$493,328	$8	$3	$493,333
After 1 but within 5 years	582,698	498	3,191	580,005	706,150	4,120	6	710,264
After 5 but within 10 years	17,077	123	33	17,167	109,821	371	11	110,181
After 10 years	1,055,744	1,688	6,944	1,050,488	991,008	15,131	—	1,006,139

Total Securities Available for Sale	$1,834,698	$2,317	$10,197	$1,826,818	$2,300,307	$19,630	$20	$2,319,917

Interest earned on securities available for sale for the years ended December 31 is as follows:

(IN THOUSANDS)	2003	2002	2001

U.S. Treasury Securities	$244	$619	$8,635
State and Municipal Securities	28	—	—
Government Agencies Securities	24,873	32,045	27,046
Mortgage-Backed Securities	40,570	36,506	30,343
Other Securities	1,703	1,875	2,606

Total Securities Available for Sale	$67,418	$71,045	$68,630

See Note 11 of Notes to Consolidated Financial Statements for discussion of securities held to maturity.

NOTE 4:     LOANS AND RESERVE FOR LOAN LOSSES

The composition of the loan portfolio at December 31 is as follows.

(IN THOUSANDS)	2003	2002

Commercial and Financial	$581,223	$613,786
Commercial Real Estate	815,004	559,384
Residential Mortgage	1,155,079	1,225,211
Loans Held for Sale	524	1,247
Home Equity	306,599	279,737
Consumer	64,403	65,437
Foreign	299,055	259,290

Total Loans	3,221,887	3,004,092
Net Deferred Loan Fees, Costs, Premiums and Discounts	3,267	3,813
Loans	$3,225,154	$3,007,905

A summary of nonperforming and loans contractually past-due 90 days or more at December 31 follows.

(IN THOUSANDS)	2003	2002

Nonaccrual Loans	$2,308	$548
Past-Due Loans	12,178	11,045

Nonaccrual loans at December 31, 2003 is comprised of two foreign loans both of which were placed on nonaccrual status during 2003. Nonaccrual loans at December 31, 2002 consists of another foreign loan which repaid during 2003. There were no renegotiated loans at December 31, 2003 or 2002. Nonaccrual and renegotiated loans may include certain impaired loans. The two foreign loans mentioned previously were the Company’s only impaired loans at December 31, 2003. Charge-offs were taken on these loans and at year end they are reflected at net realizable value, and accordingly, there are no specific reserves at December 31, 2003. There were no impaired loans as of December 31, 2002. The 2003 average investment in impaired loans was $2.9 million, entirely in foreign loans. For 2002, the average investments in impaired loans was $309 thousand, also entirely in foreign loans.

An analysis of the changes in the reserve for loan losses follows:

(IN THOUSANDS)	2003	2002	2001

Balance, January 1	$25,958	$29,540	$36,197
Provision for Loan Losses	5,146	421	2,526
Loans Charged-Off	5,880	6,972	11,464
Less: Recoveries of Charged-Off Loans	2,810	2,252	2,485

Net Charge-Offs	3,070	4,720	8,979
Foreign Exchange Translation Adjustments	251	717	(204)

Balance, December 31	$28,285	$25,958	$29,540

The Company’s reserve for loan losses at December 31, 2003 was $28.3 million, an increase from the December 31, 2002 balance of $26.0 million. A provision of $5.1 million was taken for the year, primarily to cover loan growth in the commercial real estate portfolio and for one of the foreign impaired loans that was placed on nonaccrual status during the year.

Cash payments received on impaired loans are generally applied to principal. The interest income that would have been earned in 2003, 2002 and 2001 if such loans had not been classified as impaired and therefore on nonaccrual status, was $215 thousand, $20 thousand, and $820 thousand, respectively. $4 thousand of interest was included in net interest income for impaired loans in 2003 while none was included in 2002.

Geographically, the Company’s domestic loans are concentrated in the Washington, D.C. metropolitan area. Loans originated by the Company’s United Kingdom operations represent 57% of foreign loans at December 31, 2003 and are predominantly to borrowers located in the United Kingdom.

At December 31, 2003, approximately $816.2 million or 25% of the Company’s loan portfolio consisted of loans secured by real estate, excluding single-family residential loans, of which almost 100% was secured by properties located in the Washington, D.C. area. Approximately 45% of the Company’s loan portfolio is secured by the primary residence of the borrower at December 31, 2003 compared to 50% at December 31, 2002.

NOTE 5:     TRANSACTIONS WITH RELATED PARTIES

In the ordinary course of banking business, loans are made to officers and directors of the Company and its affiliates as well as to their associates. These loans are underwritten at the Bank level consistent with standard banking practices and regulatory requirements and do not involve more than the normal risk of collectibility. At December 31, 2003 and 2002, loans to executive officers and directors of the Company and its affiliates, including loans to their associates, totaled $95.5 million and $140.9 million, respectively. During 2003 loan additions were $46.2 million and loan repayments were $91.7 million. In addition, there was an addition of $65 thousand due to changes in the composition of our Board of Directors and executive officers. In addition to the transactions set forth above, the Bank had $2.3 million in letters of credit outstanding at December 31, 2003 to related parties compared with $1.9 million at December 31, 2002. There were no related party loans that were impaired, on nonaccrual status, past due, restructured or deemed potential problem loans at December 31, 2003 and 2002.

At December 31, 2003, the Company had one $34.0 million repurchase agreement with a related party. The customer was considered a related party because a member of one of the Company’s subsidiaries’ Board of Directors was in a senior management position at the customer. There were no repurchase agreements with related parties at December 31, 2002.

In 2003, the Company, through two venture capital investment partnerships each in which it has 99% interest, paid approximately $750 thousand in management fees to entities controlled by a director of the Company. In 2002 and 2001 the Company paid approximately $2.6 million and $4.0 million to these entities, respectively. These entities reimbursed the Bank approximately $660 thousand in 2003, $1.4 million in 2002 and $2.0 million in 2001 for rent, salaries and other services provided by the Bank to these entities while also incurring additional operating expense with non-related parties. These venture capital partnerships also have an obligation to repay all management fees to the Company prior to any profits being accrued by the partnerships.

In 2001, the Company used a corporate aircraft that is owned by two entities directly or indirectly controlled by an individual who is both a member of the Board of Directors and a significant shareholder of the Company, and paid $86 thousand to the owners for its use. The aircraft owned by these two entities was not substantially used by the Company in 2003 or 2002. The Company, through an agency, purchased advertising time on two television stations indirectly owned by this board member and shareholder in the amount of $185 thousand in 2001. There were no such transactions in 2003 or 2002. In addition, another entity indirectly controlled by this individual leases space in a Company-owned facility through 2007. Lease payments received were $469 thousand, $433 thousand and $397 thousand in 2003, 2002 and 2001, respectively. The Company was also reimbursed by the same entity in the amount of $81 thousand in each of these same years for use of a sports entertainment suite. In 2003 and 2002 the Company was reimbursed $146 thousand and $68 thousand for the use of a second sports entertainment suite.

The above transactions with related parties were reviewed by the Board of Directors.

NOTE 6.     PREMISES AND EQUIPMENT

Investments in premises and equipment at year-end were as follows:

(IN THOUSANDS)	2003	2002

Premises and Land	$191,908	$194,542
Furniture and Equipment	130,985	116,895
Leasehold Improvements	45,738	41,724
Purchased and Capitalized Software	73,081	48,589
Accumulated Depreciation and Amortization	(215,210)	(198,497)

Total Premises and Equipment, Net	$226,502	$203,253

Depreciation and amortization expense amounted to $19.0 million in 2003, $17.6 million in 2002 and $18.9 million in 2001.

During 2003 and 2002 Riggs continued to streamline and consolidate its London based operations. As a result, it is attempting to sell a facility there and, because of a continued depressed real estate market in the City of London, wrote down the carrying value of this building by $3.8 million in the second quarter of 2003. This was in addition to a write down of this building by $1.3 million in the fourth quarter of 2002. These write downs were based upon consultation with real estate experts and are included in other noninterest expense in the Consolidated Statements of Operations.

At December 31, 2003, Riggs is committed to the following future minimum lease payments under non-cancelable operating lease agreements overing equipment and premises. These commitments expire intermittently through 2024.

MINIMUM LEASE
(IN THOUSANDS)	PAYMENTS

2004	$8,472
2005	7,198
2006	6,362
2007	5,157
2008	4,322
2009 and thereafter	12,967

Total Minimum Lease Payments	$44,478

Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire through 2005. Minimum sublease rental income for 2004 is expected to be approximately $211 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income on these properties, consisted of the following:

(IN THOUSANDS)	2003	2002	2001

Rental Expense	$9,563	$9,114	$9,439
Sublease Rental Income	(300)	(481)	(1,007)

Net Rental Expense	$9,263	$8,633	$8,432

In the normal course of business, Riggs also leases space to others in buildings it owns. This rental income amounted to $2.4 million in 2003, and $2.3 million in 2002 and 2001 and it is accounted for as a credit to occupancy expense. For 2004, the Company anticipates that minimum rental income from the leasing of space in owned buildings will be approximately $2.1 million.

NOTE 7:     TIME DEPOSITS $100 THOUSAND OR MORE

The aggregate amount of time deposits in domestic offices, each with a minimum balance of $100 thousand, was $315.0 million and $1.42 billion at December 31, 2003 and 2002, respectively. This decrease of $1.12 billion was due primarily to the previously described change in the method by which the U.S. Treasury compensates financial agent banks such as Riggs.

Approximately 96% of time deposits in foreign offices were in denominations of $100 thousand or more at December 31, 2003 compared to about 89% at December 31, 2002.

Total time deposits at December 31, 2003 had the following scheduled maturities:

(IN THOUSANDS)

2004	$799,884
2005	95,943
2006	25,599
2007	13,940
2008	3,925
2009 and thereafter	6

Total	$939,297

NOTE 8:     BORROWINGS

Short-Term Borrowings

Short-term borrowings consist of the following at December 31:

(IN THOUSANDS)	2003	2002

Federal Funds Purchased	$64,500	$10,150
Repurchase Agreements	454,211	448,948
Other Short-Term Borrowings	11,671	11,274

Total Short-Term Borrowings	$530,382	$470,372

Additional information regarding short-term borrowings is as follows:

(IN THOUSANDS, EXCEPT RATES)	2003	2002	2001

Average Outstanding[1]	$442,180	$451,068	$493,282
Maximum Outstanding at any Month-End	530,382	578,463	596,620
Weighted-Average Rate Paid[1]	1.10%	1.54%	3.53%
Year-End Rate	0.60%	0.63%	1.14%

1 Average amounts are based on daily balances. Average rates are computed by dividing actual interest expense by average amounts outstanding.

The Company has a credit facility with the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $815.0 million that is secured by a blanket lien agreement. The Company has $396.0 million of available credit under this facility at December 31, 2003. The Company also has a credit facility with the Federal Reserve for $127.0 million which is secured by an assignment of commercial loans and has not been drawn on at December 31, 2003. The Company also has two short-term, unsecured bank credit lines totaling $109.5 million of which $64.5 million is utilized at December 31, 2003. The blanket lien agreement with the FHLB and the collateral assignment to the Federal Reserve are applicable to both short and long term borrowings.

Long-Term Borrowings

Long-term borrowings consists of the following at December 31:

(IN THOUSANDS)	2003	2002

Subordinated Debentures	$66,525	$66,525
FHLB Advances	419,000	292,000
Repurchase Agreements	206,000	—
Payable to Issuers of Trust Preferred Securities	360,808	—

	$1,052,333	$358,525

The $66.5 million of subordinated debentures have a 9.65% fixed rate, mature in 2009 and cannot be called. Issuance costs related to this debt are being amortized as a component of interest expense making the effective cost of this debt 9.73%. These debentures qualify as tier II regulatory capital.

In 2003 and 2002, Riggs borrowed $127.0 million and $292.0 million, respectively from the FHLB. These advances have maturity dates through 2007 and carry a blended interest rate of 2.58%. Of the $419.0 million total of FHLB advances, $50.0 million is callable in 2004 and $25.0 million is callable in 2005. This debt matures as follows:

	TOTAL ADVANCE	WEIGHTED-
(IN THOUSANDS, EXCEPT RATES)	AMOUNTS	AVERAGE RATE

2004	$140,000	2.37%
2005	67,000	3.15
2006	162,000	2.45
2007	50,000	2.80

	$419,000	2.58%

In 2003 the Company borrowed $206.0 million under long-term repurchase agreements. These repurchase agreements have maturity dates through 2007 and carry a blended interest rate of 1.64%. Of the $206.0 million, $100.0 million is callable in 2004. This debt matures as follows:

	TOTAL REPURCHASE	WEIGHTED-
(IN THOUSANDS, EXCEPT RATES)	AMOUNTS	AVERAGE RATE

2005	$11,000	1.63%
2006	150,000	1.25
2007	45,000	2.97

	$206,000	1.64%

NOTE 9:     COMMITMENTS AND CONTINGENCIES

Riggs issues primarily two types of letters of credit: commercial and stand-by. Commercial letters of credit are normally short-term instruments used to finance a commercial contract for the shipment of goods from a seller to a buyer. Commercial letters of credit are contingent upon the satisfaction of specified conditions and, therefore, they represent a loss exposure if the customer defaults on the underlying transaction.

Stand-by letters of credit can be either financial or performance-based. Financial stand-by letters of credit obligate the Company to disburse funds to a third party if the Riggs customer fails to repay an outstanding loan or debt instrument.

Performance stand-by letters of credit obligate the Company to disburse funds if the Riggs customer fails to perform a contractual obligation including obligations of a non-financial nature. The Company’s policies generally require that all stand-by letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Commitments to extend credit and letters of credit outstanding at December 31 are as follows:

(IN THOUSANDS)	2003	2002

Commitments to extend credit	$1,327,070	$1,039,724
Commercial letters of credit	46,273	70,479
Stand-by letters of credit	60,115	53,540

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued upon careful evaluation of the financial condition of the customer.

The Company is also committed to fund future venture capital investments. At December 31, 2003 and 2002, these commitments totaled $9.5 million and $15.9 million, respectively.

The Company has change of control agreements with 17 executive officers. The maximum amount payable under these contracts is approximately $9.5 million at December 31, 2003. The Company also has one employment contract that will expire on March 31, 2006. At December 31, 2003, the commitment for payment under this contract is approximately $743 thousand.

The Company has fully and unconditionally guaranteed the trust preferred securities issued by two subsidiary business trusts, as discussed in Note 11 of Notes to Consolidated Financial Statements.

In the normal course of business the Company is involved in various types of litigation and disputes which may lead to litigation. The Company, based upon an assessment of the facts and circumstances of actual, threatened and unasserted legal actions, and, when deemed necessary, after consultation with outside counsel, has determined that pending legal actions will not have a material impact on its financial condition or future operations. Losses involving actual, threatened and unasserted legal actions are reflected in the financial statements when it is determined a loss is probable and the amount of such loss can be reasonably estimated.

Consent Order and Notification of Possible Assessment of Civil Money Penalties

In July 2003, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (collectively the Consent Order) with the OCC. The provisions of the Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with BSA and related rules and regulations. The Consent Order allows the OCC to take whatever future actions it deems necessary to fulfill its regulatory responsibilities. These actions could include the imposition of a monetary penalty, including a civil money penalty.

On March 2, 2004, the OCC advised the Bank that it was considering whether to institute a civil money penalty action against the Bank and that such action would be based upon the OCC’s allegations that the Bank violated the BSA and related rules and regulations, failed to comply with the Consent Order discussed above and failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA matters. The amount of the civil money penalty being considered was not specified by the OCC. The OCC also informed the Bank that it may seek unspecified modifications to the Consent Order and/or an additional consent order. Many of the regulatory violations alleged by the OCC predate the Consent Order. Under OCC procedures, the Bank is afforded the opportunity to submit information bearing on the appropriate amount of any penalty to be assessed before the imposition of such a penalty.

The OCC also informed the Bank that it is considering whether to take measures that would generally subject the Bank to increased regulatory supervision and operational restrictions. In particular, the OCC advised the Bank that primarily as a direct result of its BSA criticisms, that it expects to designate the Bank as being in a “troubled condition.” A bank that is classified as being in a “troubled condition” must have any new director or executive officer approved in advance by the OCC and is subject, along with its holding company, to a prohibition on making severance payments to the Bank’s directors, officers and employees under the FDIC’s “golden parachute rules.” The increased regulatory supervision is expected to result in more frequent and intensive examinations.

Also on March 2, 2004, the Bank was advised by the Financial Crimes Enforcement Network (FinCEN) of the United States Department of the Treasury that it was evaluating whether it is appropriate for FinCEN to assess a civil monetary penalty and/or take additional enforcement action against the Bank for alleged apparent willful violations of BSA and related rules and regulations. FinCEN generally categorizes its concerns as (1) failure to establish and implement an adequate anti-money laundering program, (2) failure to properly prepare and file suspicious activity reports, and (3) failure to file accurate currency transaction reports. The amount of the civil money penalty being considered was not specified by FinCEN. Under FinCEN’s procedures, before it makes a determination as to the existence and willfulness of the Bank’s violations, the Bank is allowed to submit further information that is relevant to FinCEN’s evaluation of whether a civil money penalty and/or additional enforcement action is warranted for the alleged violations. The Company understands that the OCC and FinCEN are reviewing the involvement of employees, officers, and directors of the Bank with respect to the foregoing.

The Company cannot currently estimate the amount of any civil monetary penalty, if any, that either the OCC or FinCEN may assess.

The Bank expects these actions will increase the Bank’s costs of doing business.

NOTE 10:     REGULATORY REQUIREMENTS

The Company and its subsidiaries, including the Bank, are subject to various regulatory restrictions including:

•	The Bank must maintain non-interest earning reserves with the Federal Reserve against its deposits and Eurocurrency liabilities. At December 31, 2003 and 2002, the Company’s reserves with the Federal Reserve were $167.3 million and $95.3 million, respectively. The average of such reserves was $70.1 million in 2003 and $53.3 million in 2002.

•	There are limitations on the amount of loans or advances that the Bank can make to the Company and any non-bank subsidiaries or affiliates. In addition, such loans and advances must be secured by collateral. At December 31, 2003, the Bank had total equity capital of $427.2 million, of which $121.6 million is retained earnings.

•	Regulations impose limitations on dividends that the Bank can pay to the Company. Generally, such dividends are limited to the earnings of the Bank for the current and prior two years less any dividend payments during the same period. However, dividends payable by the Bank and its subsidiaries are further limited by requirements for the maintenance of adequate capital. This limitation on dividends that the Bank can pay to the Company could adversely impact the Company’s cash flow and its ability to pay future debt payments and dividends. Since regulatory authorities maintain that a holding company should be a source of financial strength for its subsidiary bank, dividends paid by the Bank to the Company may be restricted if the regulators conclude that the Company’s operating expenses and debt servicing requirements place the Bank’s capital position at risk. At December 31, 2003, the retained earnings of the Bank were not available for payment of dividends to the Company.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank maintain minimum ratios for total and tier I capital to risk-weighted assets and of tier I capital to average assets. As of December 31, 2003, the Company and the Bank exceed all applicable capital adequacy requirements.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain total risk-based, tier I risk-based, and tier I leverages ratios as set forth in the table below.

					TO BE WELL
					CAPITALIZED
			MINIMUM		UNDER
			REQUIREMENTS		PROMPT
			FOR CAPITAL		CORRECTIVE
			ADEQUACY		ACTION
(Dollar Amounts In Millions)	ACTUAL		PURPOSES		PROVISIONS

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

AS OF DECEMBER 31, 2003
Total Capital (to Risk-Weighted Assets):
Consolidated	$708	17.81%	$318	8.00%	$397	10.00%
Riggs Bank	456	11.82	309	8.00	386	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	497	12.52	159	4.00	238	6.00
Riggs Bank	428	11.08	154	4.00	232	6.00
Tier I Leverage (to Average Assets):
Consolidated	497	8.41	237	4.00	296	5.00
Riggs Bank	428	7.52	228	4.00	285	5.00
AS OF DECEMBER 31, 2002
Total Capital (to Risk-Weighted Assets):
Consolidated	$710	20.25%	$280	8.00%	$350	10.00%
Riggs Bank	462	13.52	273	8.00	342	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	495	14.13	140	4.00	210	6.00
Riggs Bank	436	12.76	137	4.00	205	6.00
Tier I Leverage (to Average Assets):
Consolidated	495	7.85	252	4.00	315	5.00
Riggs Bank	436	7.17	243	4.00	304	5.00

NOTE 11:	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company owns two business trusts, Riggs Capital and Riggs Capital II, each of which is a qualifying special purpose entity created for the purpose of issuing trust preferred securities. The trusts have used the proceeds from the issuance of the trust preferred securities to purchase the Company’s subordinated debentures with comparable interest and repayment terms as the trust preferred securities. The following summarizes the terms of the trust preferred securities:

	Series A	Series C	Total

Amount Originally Issued	$150.0 million	$200.0 million	$350.0 million
Rate	8.625%	8.875%	8.768%
Liquidation Preference	$1,000/share	$1,000/share
Earliest Redemption	12/31/06	3/15/07
Maturity	12/31/26	3/15/27
Dividends	semi-annual	semi-annual

In the third quarter of 2003 the Company repurchased for cash $6.5 million of these trust preferred securities which had a blended coupon rate of 8.80%. $4.0 million of these repurchases were at par and $2.5 million of the repurchases were at a premium, which resulted in a direct after-tax decrease to shareholders’ equity of $97 thousand. During 2002 the Company repurchased for cash $101.4 million of these trust preferred securities which had a blended coupon rate of 8.73%. These repurchases were at a discount and resulted in a direct after-tax increase to shareholders’ equity of $7.4 million. There were no trust preferred security repurchases in the fourth quarter of 2003.

As a result of the above repurchases, the amounts of trust preferred securities outstanding at September 30, 2003 were as follows:

	Series A	Series C	Total

Amount Outstanding	$89.7 million	$152.4 million	$242.1 million
Rate	8.625%	8.875%	8.782%

Through September 30, 2003, dividends on trust preferred securities were reflected in the Consolidated Statements of Operations as minority interest in income of subsidiaries, net of taxes. The trust preferred securities, with certain limitations, qualify as tier I capital.

Effective October 1, 2003, and in accordance with FIN 46R, the Company no longer consolidates Riggs Capital and Riggs Capital II. At the time of the adoption of FIN 46R and at December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In financial statements issued prior to October 1, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding debt of Riggs Capital and Riggs Capital II and reported as minority interest in the Consolidated Statements of Condition. And, prior to October 1, 2003, the interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning in the fourth quarter of 2003, the trust preferred securities owned by Riggs are classified as securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has that is payable to Riggs Capital and Riggs Capital II is included in long-term debt. Commencing in the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable to Riggs Capital and Riggs Capital II is included in interest expense.

During the first quarter of 2004, the Company acquired more than 50% of the debentures of one of the series and the Company intends to reconsolidate the subsidiary that issued the guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. At December 31, 2003, the fair market value of repurchased securities classified as held to maturity is $115.3 million.

NOTE 12:     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each major class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For short-term investments that reprice or mature within 90 days, the carrying amounts are deemed a reasonable estimate of fair value.

Securities

Fair values are generally based on quoted market prices or other independent sources. Federal Reserve and FHLB-Atlanta stock are included at carrying value which approximates fair value.

Venture Capital Investments

Fair values are based on quoted market prices when available. If a quoted market price is not available, information and techniques that estimate the fair value are utilized as described in Note 1 of Notes to Consolidated Financial Statements. The Company has commitments to fund future venture capital investments of $9.5 million and $15.9 million at December 31, 2003 and 2002, respectively. The Company does not assign a fair value to these commitments.

Loans

The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, the carrying amounts are deemed to be a reasonable estimate of fair value.

Deposit Liabilities

The fair values of demand deposit, savings and NOW accounts and money market deposit accounts are the amounts payable at the reporting date. The fair values of investment and negotiable certificates of deposit and foreign time deposits with a repricing or maturity date extending beyond 90 days are estimated using discounted cash flows at the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

For short-term liabilities, defined as those repricing or maturing in 90 days or less, the carrying amounts are deemed a reasonable estimate of fair value.

Long-Term Debt

The fair values of the Company’s subordinated debentures are based on dealer quotes. For FHLB advances, repurchase agreements and the debt payable to the two trusts which issued trust preferred securities, fair values are based on market prices obtained from a national quotation system.

Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures

In 2002, the fair value of these securities are assumed to equal their carrying values.

Derivative Instruments

Financial derivatives, including foreign exchange contracts and interest rates swaps, are carried at fair value, determined by reference to independent sources.

Commitments to Extend Credit and Other Off-Balance Sheet Financial Instruments

The Company does not assign a value to loan commitments and commercial letters of credit. A liability for stand-by letters of credit has been established in accordance with FIN 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). This liability, which amounts to $167 thousand at December 31, 2003, is deemed to be the fair value of the stand-by letters of credit.

Accrued Interest Receivable and Accrued Interest Payable

The carrying value of accrued interest receivable and accrued interest payable is deemed to approximate fair value.

Estimated Fair Values of Financial Instruments

Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, Riggs’ ability to realize these derived values cannot be assured. Reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates and assumptions that must be made. In addition, the estimated fair values exclude non-financial assets, such as premises and equipment, and certain intangibles. Thus, the aggregate fair values presented do not represent the value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	DECEMBER 31, 2003		DECEMBER 31, 2002
	CARRYING	FAIR	CARRYING	FAIR
(IN THOUSANDS)	AMOUNT	VALUE	AMOUNT	VALUE

Financial Assets:
Cash and Due from Banks	$325,975	$325,975	$244,703	$244,703
Federal Funds Sold and Reverse Repurchase Agreements	—	—	610,000	610,000
Time Deposits with Other Banks	287,077	287,077	203,267	203,267
Securities Available for Sale	1,826,818	1,826,818	2,319,917	2,319,917
Securities Held to Maturity	107,891	115,319	—	—
Venture Capital Investments	43,356	43,356	49,419	49,419
Total Net Loans	3,196,869	3,326,883	2,981,947	3,092,333
Accrued Interest Receivable	22,907	22,907	23,026	23,026

Financial Liabilities:
Deposits	4,286,232	4,290,538	5,238,997	5,244,858
Short-Term Borrowings	530,382	530,382	470,372	470,372
Long-Term Debt	1,052,333	1,088,349	358,525	363,078
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	—	—	248,584	248,584
Accrued Interest Payable	1,378	1,378	3,281	3,281

Derivative Instruments	$(3,862)	$(3,862)	$(2,867)	$(2,867)
Off-Balance Sheet Commitments:
Commitments to Extend Credit	—	—	—	—
Letters of Credit-Commercial	—	—	—	—
Letters of Credit-Stand-By	167	167	—	—
Venture Capital Commitments	—	—	—	—

NOTE 13:     INCOME TAXES

Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized for tax losses and tax credit carryforwards to the extent that realization of such assets is more likely than not.

Income before taxes and minority interest relating to the operations of domestic offices and foreign offices are as follows:

(IN THOUSANDS)	2003	2002	2001

Domestic Offices	$17,307	$43,335	$15,026
Foreign Offices	(1,363)	2,068	(7,468)

Total	$15,944	$45,403	$7,558

Components of income tax provision (benefit) are as follows:

(IN THOUSANDS)	2003	2002	2001

Current Provision (Benefit):
Federal	$10,364	$16,144	$(2,093)
State	11	114	297
Foreign	9	70	—

Total Current Provision (Benefit):	10,384	16,328	(1,796)
Deferred Provision (Benefit):
Federal	(5,998)	(857)	13,784
State	—	—	(913)
Total Deferred Provision	(5,998)	(857)	12,871

Provision for Income Tax Expense	$4,386	$15,471	$11,075

The income tax benefit recorded in shareholders’ equity reflecting the benefit of the return deduction relating to employee stock option exercises was $200 thousand, $15 thousand and $151 thousand for 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, the Company maintained a valuation allowance against deferred tax assets of approximately $7.6 million and $6.4 million respectively, as a result of uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries. In addition, the Company maintained a valuation allowance of approximately $6.9 million and $5.4 at December 31, 2003 and 2002, respectively, attributable to capital losses on venture capital investments. The Company has concluded that it is more likely than not that the remaining deferred tax assets which are attributable to losses from venture capital operations will be realized through capital gains generated by its venture capital operations or through capital gains generated elsewhere within the Company. Riggs also established a valuation allowance of approximately $1.3 million and $230 thousand during 2003 and 2002 attributable to write-downs on other capital assets. The Company has concluded that it is more likely than not that the remaining deferred tax asset attributable to this asset write-down will be realized through capital gains generated elsewhere within the Company or through other tax planning strategies.

Income tax expense related to minority interest was $5.7 million, $9.1 million and $10.7 million in 2003, 2002 and 2001, respectively.

Reconciliation of Statutory Tax Rates to Effective Tax Rates:

(IN THOUSANDS, EXCEPT PERCENTAGES)	2003	2002	2001

Income Tax Computed at Federal Statutory Rate of 35%	$5,580	$15,891	$2,645
Add (Deduct):
State Tax, Net of Federal Tax Benefit	7	74	(400)
Tax-Exempt Interest	(2,878)	(2,477)	(1,760)
Increase in Tax Credits	(1,893)	(242)	(394)
Increase of Valuation Allowance	4,528	726	9,334
Nontaxable Life Insurance	(1,143)	(432)	(319)
Other, Net	185	1,931	1,969

Provision for Income Tax Expense	4,386	15,471	11,075

Effective Tax Rate	27.5%	34.1%	146.5%

At December 31, 2003 and 2002, the Company maintained a domestic net operating loss carryforward of approximately $49.3 million and $45.7 million, respectively. The domestic net operating loss carryforward will begin expiring in the year 2020. A portion of the domestic net operating loss carryforward is subject to separate return limitation year restrictions. However, we believe it is more likely than not the full domestic net operating loss carryforward will be fully utilized. At December 31, 2003 and 2002, the Company maintained a foreign net operating loss carryforward of approximately $20.8 million and $15.0 million, respectively.

The net deferred tax liability is included in other liabilities in the Consolidated Statements of Condition. The Company believes that it is more likely than not that deferred tax assets will be realized, except in cases where valuation allowances have been established against these assets. The components of income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 2003 and 2002 are detailed below:

Sources of Temporary Differences Resulting in Deferred Tax Liabilities (Assets):

(IN THOUSANDS)	2003	2002

Excess Tax Over Book Depreciation-Domestic	$741	$2,010
Pension Plan and Post-Retirement	15,370	16,648
Capitalized Costs	2,962	1,553
Subsidiary Dividend Deferral	9,184	14,135
Unrealized Hedging Gains and Losses-Foreign	23	(7)
Other, Net-Domestic	326	504
Other, Net-Foreign	89	181

Total Deferred Tax Liabilities	28,695	35,024

Unrealized Venture Capital Losses	(8,720)	(11,833)
Unrealized Securities Gains and Losses	(2,677)	6,864
Excess Tax Over Book Depreciation-Foreign	(1,021)	(1,138)
Allowance for Loan Losses-Domestic	(9,346)	(8,038)
Allowance for Loan Losses-Foreign	(490)	(911)
Accrual to Cash Basis Conversion	(1,601)	(2,043)
Charitable Contribution Carryforward	(222)	—
Capital Loss Carryforward	(2,716)	—
Tax Credit Carryforward	(3,599)	(1,706)
Net Operating Loss Carryforward-Domestic	(17,260)	(15,982)
Net Operating Loss Carryforward-Foreign	(6,073)	(4,308)
Unrealized Hedging Gains and Losses-Domestic	(831)	(1,673)
Other, Net-Domestic	(2,019)	(1,214)
Other, Net-Foreign	(103)	(257)

Total Deferred Tax Assets	(56,678)	(42,239)
Valuation Allowances (Foreign and Domestic)	16,593	12,065

Net Deferred Tax (Asset) Liability	$(11,390)	$4,850

NOTE 14:     BENEFIT PLANS

Pension Plans

Riggs Bank Europe Ltd.

Prior to October 1, 1998, RBEL had operated a defined benefit pension plan. Effective October 1, 1998, future service benefits are provided on a defined contribution basis. Upon adoption of the defined contribution plan, some active plan participants and retirees, but not all participants and retirees, opted to convert past service rights to the defined contribution plan. The assets of the prior defined benefit plan are held separately from the Bank in trust-administered funds and are maintained for the benefit of those participants in the defined benefit plan who opted not to convert to the defined contribution plan. No further pension benefits accrue under the prior plan effective October 1, 1998.

Riggs National Corporation

Effective February 28, 2002, the Company froze its non-contributory defined benefit pension plan and, therefore, participants will no longer earn benefits under the plan for service after February 28, 2002. Salary increases and service with the Company will not increase participants’ benefits already accrued under the plan, although future service may allow participants to become vested in benefits earned before February 28, 2002 or to qualify for early retirement benefits under the plan. Net periodic pension expense is actuarially determined and includes service cost and interest cost components that reflect the long-term expected return on plan assets and the effect of deferring and amortizing actuarial gains and losses and any prior service costs.

The Company’s funding policy is to contribute an amount equal to the greater of the minimum annual required contribution according to ERISA and the IRS and the amount necessary to ensure the market value of assets are at least as great as the Unfunded Accumulated Benefit Obligation according to SFAS 87-Employers’ Accounting for Pensions.

The assets of the pension plan consist primarily of equity and fixed income mutual funds, which are held in trust. Some of these mutual funds are part of an Immediate Participation Guarantee contract with a life insurance company. Over the past two pension plan years, approximately 14% of plan assets were invested in the Riggs Funds, mutual funds which were an affiliate of the Company.

The allocation of pension plan assets at December 31 were:

	2003	2002

Cash and cash equivalents	2%	2%
Domestic equity mutual funds	49	44
International equity mutual funds	10	9
High grade fixed income mutual funds	35	41
High yield fixed income mutual funds	4	4

	100%	100%

Health and Insurance Benefits

The Company provides certain health care and, for employees who retired prior to January 1, 1998, life insurance benefits for retired employees. Substantially all active employees may become eligible for medical and dental insurance benefits if they reach age 65 with five or more years of service or if they retire at or after age 55 with at least 10 years of service. Effective January 1, 2004, employees that retire prior to age 65 will pay 100% of the cost of health insurance until the retiree reaches age 65. Effective January 1, 2008, healthcare benefits will only be available to those employees who retire at age 65 or greater with at least five years of service.

Similar benefits for active employees are provided through an insurance company and several health maintenance organizations. The Company recognizes the cost of providing benefits by expensing the annual insurance premiums, which, net of employee contributions, were $6.6 million in 2003, $5.2 million in 2002, and $4.8 million in 2001.

Riggs accounts for postretirement benefits under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” SFAS 106 requires accrual of the expected cost of benefits during the years that the employee renders the necessary service. Adoption of SFAS 106 in 1993 resulted in an accumulated transition obligation of $13.0 million which is being recognized over a 20-year period. Riggs incurred $2.2 million in 2003 for postretirement health and life insurance expenses, which included $357 thousand relating to the amortization of the transition obligation. This compares to $4.2 million in health and life insurance expenses for 2002 and $2.0 million for 2001, with transition obligation amortization of $357 thousand in each of those years.

The yearly benefits expected to be paid to participants in the domestic pension plan and the retiree health and life insurance plans are as follows:

	Domestic	Postretirement
(IN MILLIONS)	Pension Plan	Plans

2004	$6.8	$1.4
2005	6.8	1.4
2006	6.7	1.4
2007	6.8	1.4
2008 and thereafter	236.4	82.0

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2003 and include estimated future employee service.

The measurement date for the pension and postretirement plans is December 31, 2003.

At December 31, 2003, the Company attempted to maintain approximately 60% of the pension plan assets in equity securities and 40% in fixed income securities. This target allocation is adjusted periodically based upon the Company’s assessment of such factors as equity market conditions and trends, current and anticipated interest rates, the shape of the yield curve, the interest rate futures market and general domestic and international economic conditions and trends. Consideration is given to the demographics of the retiree population and active employees approaching retirement.

The pension plan has an investment policy that includes investment guidelines for equity, fixed income, cash, and cash equivalents and other investments. These guidelines include the minimum and maximum percentage of the plan assets that may be invested in various types of investments. The policy also specifies the maximum amount that can be invested in a single issuer and industry and identifies prohibited types of investments and transactions. The goal of the investment policy is to preserve the capital of the plan’s assets and maximize investment earnings in excess of inflation, while maintaining acceptable levels of volatility.

The long-term expected rate of return on plan assets was 8.0% in 2003 and 2002 but will be reduced to 7.5% in 2004. The discount rate for valuing plan liabilities was 6.0% and 6.5% at December 31, 2003 and 2002, respectively, and is projected to be 6.0% at December 31, 2004. The Company believes that the assumed return on plan assets of 7.5% is reasonable over the long-term given the investment flexibility in the plan investment policy and long-term historical returns achieved on the types of assets in which the plan invests. The Company further believes that the targeted long-term return on investments is appropriate given the current funding status relative to its benefit obligation and the fact that participation in the plan and benefits accruing under the plan have been frozen.

CHANGE IN PENSION BENEFIT OBLIGATION

	RIGGS NATIONAL
(IN THOUSANDS)	CORPORATION		RBEL

	2003	2002	2003	2002

Benefit Obligation at Beginning of Year	$100,241	$96,929	$6,013	$4,793
Service Cost	240	388	—	—
Interest Cost	6,320	6,398	336	272
Actuarial Loss	13,288	9,991	2,182	916
Benefits and Expenses Paid	(10,701)	(7,078)	(430)	(465)
Curtailment	—	(6,387)	—	—
Other[1]	—	—	665	497

Benefit Obligation at End of Year	$109,388	$100,241	$8,766	$6,013

[1]	Represents Foreign Exchange Translation Adjustments

CHANGE IN PLAN ASSETS

	RIGGS NATIONAL
(IN THOUSANDS)	CORPORATION		RBEL

	2003	2002	2003	2002

Fair Value of Plan Assets at Beginning of Year	$101,692	$94,695	$4,327	$5,441
Actual Return on Plan Assets	18,643	(6,925)	793	(1,051)
Employer Contributions	1,500	21,000	—	—
Plan Participants’ Contribution	—	—	—	(66)
Benefits and Expenses Paid	(10,701)	(7,078)	(430)	(465)
Other[1]	—	—	517	468

Fair Value of Plan Assets at End of Year	$111,134	$101,692	$5,207	$4,327

Funded Status	$1,746	$1,451	$(3,559)	$(1,686)
Unrecognized Net Actuarial Loss	54,285	57,083	4,033	2,449
Unrecognized Prior Service Cost	(124)	(244)	—	—

Prepaid Pension Cost	$55,907	$58,290	$474	$763

[1]	Represents Foreign Exchange Translation Adjustments

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,

	RIGGS NATIONAL
	CORPORATION			RBEL

	2003	2002	2001	2003	2002	2001

Discount Rate	6.00%	6.50%	7.25%	5.50%	5.50%	5.75%
Expected Return on Plan Assets	8.00%	8.00%	8.00%	5.50%	5.50%	5.75%
Rate of Compensation Increase	N/A	N/A	5.25%	N/A	N/A	N/A

COMPONENTS OF NET PERIODIC PENSION COST

(IN THOUSANDS)

Service Cost	$240	$388	$1,433	$424	$507	$549
Interest Cost	6,320	6,398	5,886	337	272	298
Expected Return on Plan Assets	(7,875)	(7,595)	(6,300)	(243)	(308)	(364)
Amortization of Prior Service Cost	(120)	(137)	(112)	—	—	101
Recognized Net Actuarial Loss (Gain)	5,319	3,622	1,405	250	9	(85)
Other[1]	—	—	—	2	102	5

Net Periodic Cost	$3,884	$2,676	$2,312	$770	$582	$504

[1]	Represents Foreign Exchange Translation Adjustments

The funded status of the postretirement projected benefit obligation is as follows:

	RIGGS NATIONAL
(IN THOUSANDS)	CORPORATION

	2003	2002

Benefit Obligation at Beginning of Year	$28,105	$20,282
Service Cost	518	861
Interest Cost	1,664	1,725
Actuarial Loss	9,144	6,297
Benefits Paid	(1,222)	(1,060)
Plan Amendments	(9,207)	—

Benefit Obligation at End of Year	$29,002	$28,105

Unrecognized Net Actuarial Loss	(20,492)	(14,036)
Unrecognized Prior Service Cost	6,138	—
Unrecognized Transition Obligation	(3,211)	(3,567)

Accrued Postretirement Benefit Cost	$11,437	$10,502

The net periodic costs for postretirement health and life insurance benefits are as follows:

(IN THOUSANDS)	RIGGS NATIONAL CORPORATION

	2003	2002	2001

Service Cost	$518	$861	$437
Interest Cost	1,664	1,725	1,141
Amortization of Transition Amount	357	357	357
Amortization of Prior Service Costs	(3,069)	—	(348)
Recognized Net Actuarial Loss	2,688	1,173	427

Net Periodic Cost	$2,158	$4,116	$2,014

The assumed health care cost trend rate averaged 11.0% for 2003, gradually decreasing to 5.0% by the year 2009 and remaining constant thereafter. An average rate of 12.0% was used in 2002. A discount rate of 6.0% was used at December 31, 2003 and a rate of 6.50% was used at December 31, 2002 to determine the projected postretirement benefit obligation. Increasing the assumed health care cost trend rate by one percentage point would increase the net periodic postretirement benefit cost for 2003 by $384 thousand and increase the accumulated postretirement benefit obligation at December 31, 2003, by $4.6 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the net periodic postretirement benefit cost for 2003 by $309 thousand and decrease the accumulated postretirement benefit obligation at December 31, 2003 by $3.7 million.

Stock Option Plans

The Board of Directors and shareholders of the Company approved stock option plans in 1993, 1994, and 1996 under which options to purchase shares of common stock were granted to key employees. The exercise price could not be less than the fair market value of the common stock at the date of grant. For options under these plans, the vesting periods have ranged from zero to three years. All stock options have a life of 10 years. The total number of shares of common stock reserved for issuance upon exercise of options granted were 1,250,000, 1,250,000, and 9,000,000 for the 1993, 1994, and 1996 Plans, respectively. In 2002, the Board of Directors terminated these plans. The Board and shareholders of the Company in 2002 approved a 2002 Long-Term Incentive Plan. As options under the 1993, 1994 and 1996 plans are terminated, a corresponding amount is added to the total number of shares of common stock reserved for issuance upon exercise of options granted under the new 2002 Plan.

A summary of the stock option activity under the 1993, 1994, 1996 and 2002 Plans follows:

		WEIGHTED-
		AVERAGE
	STOCK	EXERCISE
	OPTIONS	PRICE

Outstanding at December 31, 2000	6,254,954	$18.97
Granted	1,315,625	15.36
Exercised	84,218	10.38
Terminated	1,464,188	29.00

Outstanding at December 31, 2001	6,022,173	$15.86
Granted	1,582,202	13.19
Exercised	16,319	12.20
Terminated	202,896	17.52

Outstanding at December 31, 2002	7,385,160	$15.25
Granted	1,506,369	13.86
Exercised	158,561	12.09
Terminated	437,520	15.30

Outstanding at December 31, 2003	8,295,448	$15.05

Prior to 2002, members of the Board of Directors of the Company were eligible to participate in the 1997 Non-employee Directors Stock Option Plan (the 1997 Plan). Under the 1997 Plan, options to purchase up to 600,000 shares of common stock could be granted to non-employee directors of the Company or a subsidiary. The exercise price could not be less than the fair market value of the common stock at the date of grant, with vesting occurring at the date of grant. This 1997 Plan also was terminated by the Board of Directors in 2002. Non-employee directors are eligible to participate in the 2002 Long-Term Incentive Plan.

A summary of the stock option activity under the 1997 Plan follows:

		WEIGHTED-
		AVERAGE
	STOCK	EXERCISE
	OPTIONS	PRICE

Outstanding at December 31, 2000	375,000	$19.02
Granted	40,000	17.00
Exercised	7,500	13.13
Terminated	—	—

Outstanding at December 31, 2001	407,500	$18.98
Granted	—	—
Exercised	—	—
Terminated	32,500	19.63

Outstanding at December 31, 2002	375,000	$18.87

Granted	—	—
Exercised	—	—
Terminated	—	—

Outstanding at December 31, 2003	375,000	$18.87

At December 31, 2003, weighted-average details for all stock options outstanding follow:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED-
	NUMBER	AVERAGE	WEIGHTED-	NUMBER	WEIGHTED-
RANGE OF	OUTSTANDING	REMAINING	AVERAGE	EXERCISABLE AT	AVERAGE
EXERCISE	AT DECEMBER 31,	CONTRACTUAL	EXERCISE	DECEMBER 31,	EXERCISE
PRICE	2003	LIFE (YEARS)	PRICE	2003	PRICE

$9.38 TO $12.38	2,090,500	2.9	$11.50	2,090,500	$11.50
$13.13 TO $17.56	4,249,782	9.2	14.07	2,328,135	14.20
$19.50 TO $20.50	2,120,666	5.7	19.86	2,120,666	19.86
$25.88 TO $30.25	209,500	5.5	28.60	209,500	28.60

$9.38 TO $30.25	8,670,448	6.7	$15.22	6,748,801	$15.59

Other Benefit Plans

During 2002, the Company terminated the Supplemental Executive Retirement Plan that provided supplemental retirement income and preretirement death benefits to certain key employees. The amount of benefits was based on the participant’s corporate title, functional responsibility and service as a key employee. Upon the later of a participant’s termination of employment or attainment of age 62, the participant would have received the vested portion of the supplemental retirement benefit, payable for the life of the participant, but for no more than 15 years. Upon Plan termination, the current liability for active participants with greater than one year of service prior to their retirement was transferred into our Executive Deferred Compensation Plan. Vested participants who are no longer employed by the Company have been paid an amount equal to the current value of their benefit. Vested participants who were receiving benefits will continue to receive them. At December 31, 2003 the Company had a $642 thousand pension benefit obligation for this supplemental plan, compared with $1.1 million at year-end 2002. Accrued pension costs were $690 thousand at year-end 2003 and $1.1 million at year-end 2002. This supplemental plan has no assets and incurred $41 thousand in net periodic costs in 2003, compared with $306 thousand and $298 thousand for 2002 and 2001, respectively. Payments from this plan will be approximately $97 thousand per year through 2007 and $523 thousand thereafter.

Riggs sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code that is available to all domestic employees who meet certain age and length of service requirements (the 401(k) Plan). In 2002 Riggs began match funding employee contributions 100% up to a maximum of 6% of an employee’s eligible yearly earnings. Prior to 2002, Riggs match funded employee contributions 100% on the first $100 the employee contributed and 50% thereafter up to a maximum of 6% of an employee’s eligible yearly earnings. In addition, the Board of Directors may elect to make discretionary contributions to the 401(k) Plan. An expense of $3.3 million in 2003 related to the Company’s match of employees’ 401(k) Plan contributions is included in pension and other employee benefits in the Consolidated Statements of Operations. The comparable expense in 2002 and 2001 was $3.2 million and $1.1 million, respectively.

The Company grants awards to certain key executives under Deferred Time Vested Stock and Performance Time Vested Stock Agreements which are discussed in Stock-Based Compensation Plans in Note 1.

The Company has an Executive Deferred Compensation Plan to allow certain employees to defer wages and non-employee directors to defer directors’ fees. Under the plan, non-employee directors may elect to defer fees and have the deferred amounts treated as having been invested in cash, shares of the Company’s common stock, or a combination of cash and stock.

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

FOREIGN RESERVE FOR LOAN LOSSES

(IN THOUSANDS)	2003	2002	2001

Balance, January 1	$4,930	$11,651	$9,449
Provision for Loan losses	181	(4,182)	5,943
Loans Charged-Off	2,932	4,094	4,913
Less: Recoveries on Charged-Off Loans	1,862	838	1,376

Net Charge-Offs	1,070	3,256	3,537
Foreign Exchange Translation Adjustments	251	717	(204)

Balance, December 31	$4,292	$4,930	$11,651

The 2002 reversal in the foreign portfolio was taken as those reserves were no longer necessary since foreign nonperforming assets decreased by $2.0 million, or 77%, from the prior year end, aggregate loan balances decreased due to significant pay-downs and maturities and the Company sold $138.3 million in commercial loans and commitments at its London operations.

The following table reflects foreign assets by geographical location for the last three years and selected categories of the Consolidated Statements of Operations. Loans made to, or deposits placed with, a branch of a foreign bank located outside the foreign bank’s home country are considered as loans to, or deposits with, the foreign bank. To measure profitability of foreign activity, Riggs has established a funds pricing system for business units that are net users or providers of funds. When identifiable, noninterest income and expense are reflected in specific regions and the remainder is allocated based on earning assets identified in each geographical area.

GEOGRAPHICAL PERFORMANCE

					INCOME BEFORE
					TAXES AND
		TOTAL ASSETS	TOTAL	TOTAL	MINORITY	NET INCOME
(IN THOUSANDS)		DECEMBER 31,	REVENUE	EXPENSES	INTEREST	(LOSS)

Middle East and Africa	2003	$109,983	$6,265	$2,656	$3,609	$2,938
	2002	136,206	5,463	3,633	1,830	1,094
	2001	129,563	9,576	7,172	2,404	1,563

Europe	2003	$360,686	$16,410	$34,826	$(18,416)	$(14,990)
	2002	245,950	20,487	35,911	(15,424)	(9,219)
	2001	405,726	40,220	71,157	(30,937)	(32,705)

Asia/Pacific	2003	$8,501	$458	$194	$264	$215
	2002	7,885	322	214	108	65
	2001	10,284	754	566	188	123

South and Central America	2003	$51,182	$1,936	$2,163	$(227)	$(185)
	2002	24,476	919	1,161	(242)	(145)
	2001	15,416	1,228	976	252	164

Caribbean	2003	$28,411	$1,652	$975	$677	$551
	2002	18,871	1,945	1,822	123	73
	2001	115,828	13,607	10,816	2,791	1,814

Other	2003	$25,158	$1,331	$564	$767	$624
	2002	22,662	937	623	314	188
	2001	961	142	106	36	23

Total Foreign	2003	$583,921	$28,052	$41,378	$(13,326)	$(10,847)
	2002	456,050	30,073	43,364	(13,291)	(7,944)
	2001	677,778	65,527	90,793	(25,266)	(29,018)

Percentage of Foreign to Consolidated	2003	9%	10%	16%	N/A	N/A
	2002	7	9	13	N/A	N/A
	2001	11	17	24	N/A	124%

Notes to Table

1)	Foreign assets at December 31, 2003, 2002 and 2001 exclude net pool funds contributed by foreign activities to fund domestic activities.
2)	N/A-Due to losses posted by foreign business segments, percentage of income before taxes, minority interest and percentage of net income are not applicable.
3)	Total expenses for Europe in 2001 includes $12.4 million of restructuring and other charges. See Note 2 of Notes to Consolidated Financial Statements.
4)	Total assets for Middle East and Africa include $3.0 million and $19.9 million of overdrawn account balances for 2003 and 2002, respectively, approved under a guidance line of credit, to a single country.

NOTE 16:     PARENT COMPANY FINANCIAL STATEMENTS(1)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001

Revenues
Dividends from Subsidiaries	$(15,174)	$54,019	$—
Equity in Undistributed Earnings of Subsidiaries	35,621	(23,329)	(17,211)
Interest on Time Deposit Placements	679	1,117	5,098
Interest on Reverse Repurchase Agreements	22	44	118
Interest and Dividends on Securities Available for Sale	888	1,514	3,824
Interest and Dividends on Securities Held to Maturity	2,356	—	—
Other Operating Income	2,462	2,572	14,804

Total Revenues	26,854	35,937	6,633
Operating Expenses
Interest Expense	38,094	33,610	38,107
Other Operating Expenses	4,872	3,575	5,159

Total Operating Expenses	42,966	37,185	43,266

Loss before Taxes	(16,112)	(1,248)	(36,633)
Applicable Income Tax Benefit(2)	(17,091)	(14,269)	(13,256)

Net Income (Loss)	$979	$13,021	$(23,377)

STATEMENTS OF CONDITION DECEMBER 31,

(IN THOUSANDS)	2003	2002

Assets
Cash	$1,762	$853
Time Deposits with Other Banks	54,000	45,000
Intercompany Reverse Repurchase Agreements	6,000	6,200
Securities Available for Sale	81,994	81,952
Securities Held to Maturity	107,891	—
Loans	—	12,500
Investment in Subsidiaries	470,061	518,196
Other Assets	82,623	54,893

Total Assets	$804,331	$719,594

Liabilities
Other Liabilities	$3,478	$4,436
Long-Term Borrowings:
Subordinated Debentures due 2009	66,525	66,525
Junior Subordinated Deferrable Interest Debentures, Series A, due 2026	154,640	96,174
Junior Subordinated Deferrable Interest Debentures, Series C, due 2027	206,168	163,218

Total Long-Term Borrowings	427,333	325,917

Total Liabilities	430,811	330,353

Shareholders’ Equity	373,520	389,241

Total Liabilities and Shareholders’ Equity	$804,331	$719,594

(1)	Parent Company financial statements reflect the adoption of FIN 46R as of October 1, 2003. FIN 46R does not allow restatement of prior year financial statements.
(2)	Applicable income taxes are provided for based on parent corporation income only, and do not reflect the tax expense or benefit of the subsidiaries’ operations.

PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2003	2002	2001

Cash Flows from Operating Activities:
Net Income (Loss)	$979	$13,021	$(23,377)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation Expense and Amortization	(861)	(1,485)	(2,297)
Increase in Other Assets, excluding Premises & Equipment	(10,517)	(13,728)	(32)
Dividends in Excess of Earnings	15,174	23,328	17,211
Increase (Decrease) in Other Liabilities	(471)	(1,563)	3,519
Gain on Securities Sales	—	—	(11,308)

Total Adjustments	3,325	6,552	7,093

Net Cash Provided by (Used in) Operating Activities	4,304	19,573	(16,284)

Cash Flows from Investing Activities:
Purchase of Securities Available for Sale	(1,515,155)	(1,318,461)	(1,808,280)
Proceeds from Sales of Securities Available for Sale	—	—	21,900
Proceeds from Maturities of Securities for Sale	1,516,000	1,338,000	1,800,000
Purchase of Securities Held to Maturity	(6,500)	—	—
Net Decrease in Loans	12,500	—	—
Net Decrease in Premises & Equipment	1	2	24
Net Decrease (Increase) in Investments in Subsidiaries	18,350	508	(16,408)
Net Increase in Investments in Unconsolidated Subsidiaries	(17,351)	—	—

Net Cash (Used in) Provided by Investing Activities	7,845	20,049	(2,764)

Cash Flows from Financing Activities:
Net Decrease in Long-Term Debt	—	(87,837)	—
Net Proceeds from Issuance of Common Stock	3,526	215	1,154
Dividend Payments	(5,713)	(5,701)	(5,694)
Repurchase of Common Stock	(254)	(12)	—

Net Cash Used in Financing Activities	(2,441)	(93,335)	(4,540)

Effect of Exchange Rate Change	1	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	9,709	(53,713)	(23,588)
Cash and Cash Equivalents at Beginning of Year	52,053	105,766	129,354

Cash and Cash Equivalents at End of Year	$61,762	$52,053	$105,766
Supplemental Disclosures:
Interest Paid	$38,042	$33,558	$38,055
Income Tax Payments	—	—	146

NOTE 17:     SEGMENT INFORMATION

DECEMBER 31, 2003

					RIGGS			RIGGS
		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	CO.	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$145,298	$22,077	$5,488	$76,146	$13	$27,702	$(40,082)	$236,642
Interest Expense	22,047	19,213	2,452	23,289	—	38,115	(40,082)	65,034
Funds Transfer Income (Expense)	10,686	39,048	10,434	(75,007)	(3,167)	18,006	—	—

Net Interest Income (Loss), Tax-Equivalent	133,937	41,912	13,470	(22,150)	(3,154)	7,593	—	171,608
Provision for Loan Losses	(5,452)	390	(81)	—	—	(3)	—	(5,146)

Net Interest Income (Loss)	128,485	42,302	13,389	(22,150)	(3,154)	7,590	—	166,462

NONINTEREST INCOME
Noninterest Income- External Customers	46,256	5,997	42,501	16,499	(4,060)	3,097	—	110,290
Intersegment Noninterest Income	2,763	6,024	2,991	—	—	2,030	(13,808)	—

Total Noninterest Income	49,019	12,021	45,492	16,499	(4,060)	5,127	(13,808)	110,290

NONINTEREST EXPENSE
Depreciation and Amortization	3,913	1,083	1,236	23	—	9,852	—	16,107
Direct Expense	70,445	38,723	31,830	3,930	793	112,788	—	258,509
Overhead and Support	66,193	16,676	16,251	2,624	320	(102,064)	(13,808)	(13,808)

Total Noninterest Expense	140,551	56,482	49,317	6,577	1,113	20,576	(13,808)	260,808

Income (Loss) Before Taxes and Minority Interest	36,953	(2,159)	9,564	(12,228)	(8,327)	(7,859)	—	15,944

Taxes	10,280	869	3,336	(3,738)	—	(6,361)		4,386
Minority Interest	—	—	—	—	(33)	10,612		10,579

Net Income	$26,673	$(3,028)	$6,228	$(8,490)	$(8,294)	$(12,110)	$—	$979

Total Average Assets	$3,333,966	$674,742	$246,394	$2,853,710	$58,639	$757,206	$(1,573,512)	$6,351,145

The Company’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. Riggs has six reportable segments: Banking, International Banking, Riggs & Co. (wealth management), Treasury, Riggs Capital Partners (venture capital) and Other. These segments are described in further detail on the following pages.

Except for utilization of funds transfer pricing methodologies, the accounting policies for the segments are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements. Riggs accounts for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Geographic financial information is provided in Note 15 of Notes to Consolidated Financial Statements. The 2001 restructuring and other charges described in Note 2 of Notes to Consolidated Financial Statements are recorded in the Other segment as this presentation reflects how the Company manages and evaluates its segments.

Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods have not been restated to reflect changes in the Company’s revenue and cost allocations and funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance.

Reconciliations are provided from the segment totals to the consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset as these items result from intercompany transactions and the reconciliation of total average assets represents the elimination of intercompany balances.

DECEMBER 31, 2002

					RIGGS			RIGGS
		INTERNATIONAL	RIGGS &		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	CO.	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$160,316	$27,860	$5,938	$92,195	$216	$34,324	$(61,312)	$259,537
Interest Expense	41,254	26,733	4,049	17,615	—	38,390	(61,312)	66,729
Funds Transfer Income (Expense)	14,660	39,945	11,559	(77,220)	(3,600)	14,656	—	—

Net Interest Income (Loss), Tax-Equivalent	133,722	41,072	13,448	(2,640)	(3,384)	10,590	—	192,808
Provision for Loan Losses	(3,644)	4,663	—	—	—	(1,440)	—	(421)

Net Interest Income (Loss)	130,078	45,735	13,448	(2,640)	(3,384)	9,150	—	192,387

NONINTEREST INCOME
Noninterest Income- External Customers	43,991	4,576	45,890	13,147	(14,505)	301	—	93,400
Intersegment Noninterest Income	2,677	32,656	3,769	—	—	1,980	(41,082)	—

Total Noninterest Income	46,668	37,232	49,659	13,147	(14,505)	2,281	(41,082)	93,400

NONINTEREST EXPENSE
Depreciation and Amortization	5,216	2,183	578	13	27	9,671	—	17,688
Direct Expense	69,444	65,369	35,412	3,538	2,659	87,356	(41,082)	222,696
Overhead and Support	53,383	12,781	12,595	2,331	454	(81,544)	—	—

Total Noninterest Expense	128,043	80,333	48,585	5,882	3,140	15,483	(41,082)	240,384

Income (Loss) Before Taxes and Minority Interest	48,703	2,634	14,522	4,625	(21,029)	(4,052)	—	45,403

Taxes	14,501	1,402	5,074	1,615	(7,361)	240		15,471
Minority Interest	—	—	—	—	(112)	17,023		16,911

Net Income	$34,202	$1,232	$9,448	$3,010	$(13,556)	$(21,315)	$—	$13,021

Total Average Assets	$3,142,762	$650,846	$231,091	$3,148,078	$72,510	$785,376	$(1,968,086)	$6,062,577

Following are brief descriptions of our segments:

Banking

The Banking segment provides traditional banking services to retail, corporate and commercial customers. Within this segment is included Corporate & Institutional Banking, which concentrates its business in the corporate, commercial real estate, government contracting and not-for-profit sectors. Its services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities and cash management. Also included within this segment is the Community Banking Group. Community Banking provides traditional retail banking services, such as deposit taking and mortgage and home equity lending, and it continually expands its alternative delivery channels such as automated teller machines, the Internet and the telephone customer sales and service center. It primarily conducts its business through forty-seven branches in the Washington, D.C., metropolitan area and 143 ATM locations.

International Banking

The International Banking segment includes the Company’s Washington, D.C. based embassy banking business, the London based banking subsidiary, RBEL, and a branch in Berlin. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes international private-client services division, which has offices in London and in Jersey (Channel Islands) and Riggs Bank & Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.

DECEMBER 31, 2001

					RIGGS			RIGGS
		INTERNATIONAL	RIGGS		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	& CO.	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$176,378	$45,782	$4,608	$120,463	$434	$40,699	$(86,402)	$301,962
Interest Expense	51,431	57,368	6,907	35,944	—	45,598	(86,402)	110,846
Funds Transfer Income (Expense)	(139)	49,934	13,798	(84,329)	(4,762)	25,498	—	—

Net Interest Income (Loss), Tax-Equivalent	124,808	38,348	11,499	190	(4,328)	20,599	—	191,116
Provision for Loan Losses	3,444	(5,970)	—	—	—	—	—	(2,526)

Net Interest Income (Loss)	128,252	32,378	11,499	190	(4,328)	20,599	—	188,590

NONINTEREST INCOME
Noninterest Income-External Customers	42,713	4,650	53,025	3,331	(31,103)	12,693	—	85,309
Intersegment Noninterest Income	3,266	7,858	2,312	1	—	2,565	(16,002)	—

Total Noninterest Income	45,979	12,508	55,337	3,332	(31,103)	15,258	(16,002)	85,309

NONINTEREST EXPENSE
Depreciation and Amortization	8,026	1,658	932	16	29	8,259	—	18,920
Direct Expense	67,580	53,076	37,472	3,901	4,210	97,184	(16,002)	247,421
Overhead and Support	53,052	603	10,875	2,318	367	(67,215)	—	—

Total Noninterest Expense	128,658	55,337	49,279	6,235	4,606	38,228	(16,002)	266,341

Income (Loss) Before Taxes and Minority Interest	45,573	(10,451)	17,557	(2,713)	(40,037)	(2,371)	—	7,558

Taxes	14,460	(2,992)	6,057	(966)	(14,012)	8,528	—	11,075
Minority Interest	—	—	—	—	(87)	19,947	—	19,860

Net Income	$31,113	$(7,459)	$11,500	$(1,747)	$(25,938)	$(30,846)	$—	$(23,377)

Total Average Assets	$2,778,192	$849,250	$93,767	$2,676,990	$87,795	$862,976	$(1,811,563)	$5,537,407

Riggs & Co.

Riggs & Co. is the domestic private client services division that provides trust, private banking and investment management services to a broad customer base. Other services are tax planning, estate planning, and trust administration. Included in this division are the Company’s brokerage operations, the Company’s domestic portfolio management business and the Company’s investment management group, Riggs Investment Advisors, Inc.

Treasury

The Treasury segment is responsible for asset and liability management throughout the Company. This includes management of the securities portfolio, foreign exchange activities, wholesale funding, overall management of interest rate risk, and facilitation of the funds transfer pricing methodology for segment reporting purposes.

Riggs Capital Partners

Riggs Capital Partners represents the Company’s venture capital operations, which specialize in equity investments in privately-held high-tech and high-growth companies.

Other

The Other segment consists of our unallocated parent company income and expense, net interest income from unallocated equity, long-term debt, trust preferred securities, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

NOTE 18:     COMPREHENSIVE INCOME OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE	TAX	NET OF
	TAX	(EXPENSE)	TAX
(IN THOUSANDS)	AMOUNT	BENEFIT	AMOUNT

Twelve Months Beginning January 1, 2001:
Foreign Currency Translation Adjustments	$(1,572)	$550	$(1,022)
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain Arising During Period	14,956	(5,235)	9,721
Reclassification Adjustment for Gains Included in Net Income	(729)	255	(474)

Net Unrealized Gain on Securities	14,227	(4,980)	9,247

Unrealized Holding Gain (Loss) Arising During Period	(2,217)	776	(1,441)
Reclassification Adjustment for Gains Included in Net Income	(1,215)	425	(790)

Net Unrealized Loss on Derivatives	(3,432)	1,201	(2,231)

Other Comprehensive Income	$9,223	$(3,229)	$5,994

Twelve Months Beginning January 1, 2002:
Foreign Currency Translation Adjustments	$2,346	$(821)	$1,525
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain Arising During Period	28,879	(10,108)	18,771
Reclassification Adjustment for Gains Included in Net Income	(9,163)	3,207	(5,956)

Net Unrealized Gain on Securities	19,716	(6,901)	12,815

Unrealized Gain (Loss) on Derivatives:
Unrealized Holding Loss Arising During Period	(4,013)	1,405	(2,608)
Reclassification Adjustment for Gains Included in Net Income	2,639	(924)	1,715

Net Unrealized Loss on Derivatives	(1,374)	481	(893)

Other Comprehensive Income	$20,688	$(7,241)	$13,447

Twelve Months Beginning January 1, 2003:
Foreign Currency Translation Adjustments	$2,257	$(790)	$1,467
Unrealized Gain (Loss) on Securities:
Unrealized Holding Loss Arising During Period	(14,159)	4,875	(9,284)
Reclassification Adjustment for Gains Included in Net Income	(13,331)	4,666	(8,665)

Net Unrealized Loss on Securities	(27,490)	9,541	(17,949)

Unrealized Gain (Loss) on Derivatives:
Unrealized Holding Gain Arising During Period	2,514	(880)	1,634

Net Unrealized Gain on Derivatives	2,514	(880)	1,634

Other Comprehensive Income	$(22,719)	$7,871	$(14,848)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED		ACCUMULATED
	CURRENCY	GAIN (LOSS)	UNREALIZED	OTHER
	TRANSLATION	ON	GAIN (LOSS) ON	COMPREHENSIVE
(IN THOUSANDS)	ADJUSTMENT	SECURITIES	DERIVATIVES	INCOME (LOSS)

Twelve Months Ended December 31, 2001
Balance, January 1, 2001	$(4,657)	$(9,316)	$—	$(13,973)
Current Period Change	(1,022)	9,247	(2,231)	5,994

Balance, December 31, 2001	(5,679)	(69)	(2,231)	(7,979)

Twelve Months Ended December 31, 2002
Balance, January 1, 2002	$(5,679)	$(69)	$(2,231)	$(7,979)
Current Period Change	1,525	12,815	(893)	13,447

Balance, December 31, 2002	(4,154)	12,746	(3,124)	5,468

Twelve Months Ended December 31, 2003
Balance, January 1, 2003	$(4,154)	$12,746	$(3,124)	$5,468
Current Period Change	1,467	(17,949)	1,634	(14,848)

Balance, December 31, 2003	(2,687)	(5,203)	(1,490)	(9,380)

NOTE 19:     INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT

The Company has the following hedging instruments at December 31, 2003 and 2002:

Fair-Value Hedges—In prior years, Riggs entered into pay fixed, receive floating interest rate swaps to hedge changes in fair value of certain fixed rate loans attributable to changes in benchmark interest rates. At the beginning of 2002, Riggs had seven interest rate swaps classified as fair value with a total notional value of $29.7 million. During 2002, all of the hedged loans were reclassified as Held for Sale based upon a signed sales agreement which called for the loans to be sold at a small discount to face value. Upon reclassification of these loans, the Company ceased hedge accounting. There were no fair value hedges for the remainder of 2002 or during 2003. During 2002 and 2001, the Company recognized a net gain of $22 thousand and $20 thousand, respectively. These amounts represented the ineffective portion of all fair value hedges and are included in other noninterest income in the 2002 and 2001 Consolidated Statements of Operations.

Cash Flow Hedges—Riggs uses interest rate swaps to hedge its exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At December 31, 2003 the Company had seven such interest rate swaps with a total notional value of $47.0 million compared to six interest rate swaps with a total notional value of $42.7 million at December 31, 2002. The Company also uses foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At December 31, 2003 Riggs had one contract with a total notional value of $517 thousand compared to two contracts with a total notional value of $8.1 million at December 31, 2002. For the twelve months ended December 31, 2003 and 2002, there was no impact to other noninterest income in the Consolidated Statements of Operations for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from accumulated other comprehensive income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At December 31, 2003, $56 thousand of net deferred losses on derivative instruments recorded in accumulated other comprehensive income is expected to be reclassified as expense during the next twelve months compared to the $497 thousand of net losses at December 31, 2002. The maximum term over which the Company was hedging its exposure to the variability of cash flows was 18 months as of December 31, 2003 and 30 months as of December 31, 2002.

The Company uses forward exchange contracts to hedge substantially all of its net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates, in this case pounds sterling. At December 31, 2003, $695 thousand of net deferred losses related to the existing net investment forward exchange contract are included in accumulated other comprehensive income compared to the $251 thousand of net deferred losses at December 31, 2002. The corresponding notional values at year-end 2003 and 2002 were $76.1 million and $75.4 million, respectively.

Other—As of December 31, 2003 and 2002, the Company had certain derivative instruments used to manage interest rate and foreign exchange risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $219 thousand and $592 thousand at December 31, 2003 and 2002, respectively. The impact to the Consolidated Statements of Operations from these derivatives was a gain of $400 thousand in 2003 and a gain of $606 thousand in 2002. At December 31, 2003 the Company had ten interest rate contracts and four forward contracts with a total notional value of $56.0 million compared to twenty-six interest rate contracts and seven forward contracts with a total notional value of $140.4 million at December 31, 2002. These instruments are marked to market through current period earnings. In addition, at December 31, 2003, the Company had a notional amount of $33.7 million in commitments to purchase foreign currency and a related amount of $32.8 million in commitments to sell foreign currency which have an insignificant net impact on the Statement of Operations and Statement of Condition.

NOTE 20:     GOODWILL

SFAS 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. It discontinues amortization of intangible assets unless these assets have finite useful lives, and, instead, requires that they be tested at least annually for impairment by comparing their fair values with their recorded amounts. SFAS 142 also requires disclosure of the changes in the carrying amounts of goodwill from period to period, the carrying amounts of intangible assets by major intangible asset class for those subject to and not subject to amortization, and the estimated intangible asset amortization expense for the next five years. Since SFAS 142 was required to be implemented starting with fiscal years beginning after December 15, 2001, Riggs discontinued the amortization of goodwill beginning on January 1, 2002.

In 2003, the Company’s annual impairment test resulted in a $950 thousand write-down of goodwill.

Data concerning various intangible assets is as follows (in thousands):

	DECEMBER 31, 2003		DECEMBER 31, 2002

	GROSS		GROSS
	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED
	VALUE	AMORTIZATION	VALUE	AMORTIZATION

Amortizable Core Deposit Intangibles	$10,881	$(10,829)	$10,881	$(10,765)
Amortizable Fair Value of Leasehold Improvements	3,955	(3,838)	3,955	(3,764)
Unamortizable Goodwill	11,652	(5,908)	12,602	(5,908)

	LEASEHOLD
	FAIR	CORE
Amortization Expense:	VALUE	DEPOSIT
	ADJUSTMENT	INTANGIBLES	GOODWILL

Actual:
Year Ended December 31, 2003	$74	$64	$—
Year Ended December 31, 2002	74	92	—
Year Ended December 31, 2001	302	127	645
Expected:
Year Ended December 31, 2004	$74	$36	$—
Year Ended December 31, 2005	22	16	—
Year Ended December 31, 2006	21	—	—

NOTE 21:     SUBSEQUENT EVENT

On February 18, 2004, the Company announced that it is eliminating 87 positions from its domestic work force, 45 of which are currently filled, and, in addition, closing its Berlin (Germany) Embassy Banking office by mid-2004 and, as a result, eliminating an additional 10 positions. Because of these actions, the Company will accrue approximately $650 thousand of severance benefits in the first quarter of 2004. Deposits at the Berlin Embassy Banking office are approximately $20.0 million.

See also Consent Order and Notification of Possible Assessment of Civil Money Penalties in Note 9.

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS

RIGGS NATIONAL CORPORATION:

We have audited the accompanying consolidated statements of condition of Riggs National Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riggs National Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

McLean, Virginia

March 9, 2004

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

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION

	2003

Unaudited for the Years Ended December 31, 2003, 2002 and 2001	FIRST	SECOND	THIRD	FOURTH
(In Thousands, Except Per Share Amounts)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$64,253	$61,320	$52,863	$58,206
Interest Expense	16,053	15,604	12,902	20,475

Net Interest Income	48,200	45,716	39,961	37,731
Less: Provision for Loan Losses	926	815	580	2,825

Net Interest Income after Provision for Loan Losses	47,274	44,901	39,381	34,906
Noninterest Income	26,129	30,085	28,655	25,421
Noninterest Expense	58,946	65,484	66,188	70,190

Income before Taxes and Minority Interest	14,457	9,502	1,848	(9,863)
Applicable Income Tax Expense (Benefit)	4,997	4,189	(1,833)	(2,967)
Minority Interest in Income of Subsidiaries, Net of Taxes	3,531	3,544	3,542	(38)

Net Income (Loss)	5,929	1,769	139	(6,858)

Earnings (Loss) Per Share
Basic	$0.21	$0.06	$—	$(0.24)
Diluted	0.20	0.06	—	(0.24)

	2002

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$64,421	$64,917	$64,922	$65,277
Interest Expense	17,179	16,204	17,517	15,829

Net Interest Income	47,242	48,713	47,405	49,448
Less: Provision for Loan Losses	(1,668)	—	1,400	689

Net Interest Income after Provision for Loan Losses	48,910	48,713	46,005	48,759
Noninterest Income	18,528	23,049	27,130	24,693
Noninterest Expense	56,782	59,865	59,305	64,432

Income before Taxes and Minority Interest	10,656	11,897	13,830	9,020
Applicable Income Tax Expense	4,315	3,821	4,424	2,911
Minority Interest in Income of Subsidiaries, Net of Taxes	4,916	4,074	4,015	3,906

Net Income	1,425	4,002	5,391	2,203

Earnings Per Share
Basic	$0.05	$0.14	$0.19	$0.08
Diluted	0.05	0.14	0.19	0.08

Note to Quarterly Tables: The sum of quarterly earnings per share may not equal year-to-date earnings per share due to continuous changes in average shares outstanding.

	2001

	FIRST	SECOND	THIRD	FOURTH
(In Thousands, Except Per Share Amounts)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$81,389	$76,903	$75,199	$68,471
Interest Expense	34,963	28,452	26,901	20,530

Net Interest Income	46,426	48,451	48,298	47,941
Less: Provision for Loan Losses	115	—	838	1,573

Net Interest Income after Provision for Loan Losses	46,311	48,451	47,460	46,368
Noninterest Income	27,721	22,267	17,799	17,522
Noninterest Expense	56,519	57,162	57,524	95,136

Income before Taxes and Minority Interest	17,513	13,556	7,735	(31,246)
Applicable Income Tax Expense (Benefit)	6,984	4,408	3,198	(3,515)
Minority Interest in Income of Subsidiaries, Net of Taxes	4,923	4,960	4,932	5,045

Net Income (Loss)	5,606	4,188	(395)	(32,776)

Earnings (Loss) Per Share
Basic	$0.20	$0.15	$(0.01)	$(1.15)
Diluted	0.19	0.14	(0.01)	(1.15)

CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION

	2003	2002	2001	2000	1999

Net Income to Average:
Earning Assets	0.02%	0.24%	(0.47)%	0.43%	0.62%
Total Assets	0.02	0.21	(0.42)	0.39	0.57
Shareholders’ Equity	0.26	3.48	(5.92)	6.06	9.14

Average:
Loans to Deposits	65.89%	60.26%	70.02%	74.66%	77.50%
Shareholders’ Equity to Loans	12.68	13.10	13.64	11.55	10.79
Shareholders’ Equity to Deposits	8.36	7.90	9.55	8.62	8.36
Shareholders’ Equity to Assets	6.02	6.18	7.13	6.36	6.19

At December 31:
Reserve for Loan Losses to Total Loans	0.88%	0.86%	1.03%	1.23%	1.29%
Common Shareholders	1,753	1,868	2,016	2,162	2,315
Employees	1,450	1,522	1,613	1,558	1,589
Banking Offices	56	57	59	60	60

Per Share Data:
Dividend Payout Ratio	583.55%	43.78%	N/A	26.32%	18.35%
Average Common Shares Outstanding	28,609,296	28,505,405	28,470,953	28,348,699	28,463,825
Book Value per Common Share	$13.02	$13.65	$12.66	$13.48	$11.93

THREE-YEAR FOREIGN AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES

	2003			2002			2001

	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans, Net of Unearned Discounts	$204,743	$10,585	5.17%	$329,320	$18,997	5.77%	$416,112	$28,804	6.92%
Time Deposits with Other Banks	240,427	5,397	2.24	180,532	4,601	2.55	246,979	10,705	4.33
Pool Funds Provided, Net[1]	884,991	16,815	1.90	461,888	8,222	1.78	510,929	19,109	3.74

Total Earning Assets and Average Rate Earned(5)	1,330,161	32,797	2.47	971,740	31,820	3.27	1,174,020	58,618	4.99
Less: Reserve for Loan Losses	3,096			6,459			9,144
Cash and Due from Banks	35,342			31,369			29,359
Premises and Equipment, Net	12,594			14,825			16,488
Other Assets	9,097			13,127			25,418

Total Assets	$1,384,098			$1,024,602			$1,236,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits Savings and NOW Accounts	$544,449	$3,637	0.67%	$240,126	$2,452	1.02%	$216,929	$4,093	1.89%
Other Time	460,746	9,094	1.97	374,578	9,164	2.45	629,109	28,369	4.51

Total Interest-Bearing Deposits	1,005,195	12,731	1.27	614,704	11,616	1.89	846,038	32,462	3.84
Short-Term Borrowings:	95,401	1,290	1.35	144,578	2,059	1.42	127,741	3,799	2.97
Total Interest-Bearing Funds & Average Rate Incurred	1,100,596	14,021	1.27	759,282	13,675	1.80	973,779	36,261	3.72
Demand Deposits	169,957			154,117			146,892
Other Liabilities & Shareholders’ Equity	113,545			111,203			115,470

Total Liabilities and Shareholders’ Equity	$1,384,098			$1,024,602			$1,236,141

NET INTEREST INCOME AND SPREAD		$18,776	1.20%		$18,145	1.47%		$22,357	1.27%

NET INTEREST MARGIN ON EARNING ASSETS			1.41%			1.87%			1.90%

[1]	Pool Funds Provided, Net, are amounts contributed by foreign activities to fund domestic activities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information required under this Item with respect to the change in the Company’s independent accountants is contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”), under the caption “Ratification of Independent Public Accountants” and is incorporated herein by reference.

ITEM 9A.     CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The Company will evaluate its internal controls and procedures in light of comments recently received from banking regulators regarding compliance with the BSA and related rules and regulations as discussed on pages 10 and 61.

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

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to directors of the Company is contained in the 2004 Proxy Statement, under the captions “Election of Directors-Nominees for Director,” “Audit Committee,” “Nominating/Corporate Governance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information required under this Item with respect to executive officers of the Company is included in Item 1 of Part I of this Annual Report.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available through the Company’s website at www.riggsbank.com. The Company intends to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding an amendment to, or a waiver from, the Company’s Code of Ethics regarding its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on its website at www.riggsbank.com.

ITEM 11.     EXECUTIVE COMPENSATION

Information required under this Item is contained in the 2004 Proxy Statement under the captions “The Board, Its Committees and Its Compensation-Director Compensation,” “Compensation of Executive Officers,” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the 2004 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,083,914	$15.25	6,217,190

Equity compensation plans not approved by security holders	—	—	—

Total	9,083,914	$15.25	6,217,190

See Note 14 of Notes to Consolidated Financial Statements for additional information on these Plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the 2004 Proxy Statement under the caption “Transactions with Management” and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the 2004 Proxy Statement under the caption “Audit Committee” and in Appendix B— “Audit Firm Fee Summary” and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) List of Financial Statements

Riggs National Corporation

Financial Statements

Page

Independent Auditors’ Report	84
Report of Independent Public Accountants	85
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	44
Consolidated Statements of Condition as of December 31, 2003 and 2002	45
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	46
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	47
Notes to Consolidated Financial Statements	48-83

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

RIGGS NATIONAL CORPORATION

/s/ ROBERT L. ALLBRITTON
_______________________________________ Robert L. Allbritton
Chairman of the Board and Chief Executive Officer
March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ TIMOTHY C. COUGHLIN Timothy C. Coughlin	President and Director

/s/ STEVEN T. TAMBURO Steven T. Tamburo	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

JOE L. ALLBRITTON* Joe L. Allbritton	Vice Chairman of the Board

J. CARTER BEESE, JR.* J. Carter Beese, Jr.	Director

CHARLES A. CAMALIER, III* Charles A. Camalier, III	Director

LAWRENCE I. HEBERT* Lawrence I. Hebert	Director

STEVEN B. PFEIFFER* Steven B. Pfeiffer	Director

ROBERT L. SLOAN* Robert L. Sloan	Vice Chairman of the Board

JACK VALENTI* Jack Valenti	Director

WILLIAM L. WALTON* William L. Walton	Director

EDDIE N. WILLIAMS* Eddie N. Williams	Director

*By: /s/ JOSEPH M. CAHILL Joseph M. Cahill, Attorney-in-Fact March 11, 2004

INDEX TO EXHIBITS

Exhibit No.	Description	Pages

(3.1)	Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC File No. 0-9756)
(3.2)	By-laws of the Registrant with amendments through January 23, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(4.1)	Indenture dated June 1, 1989 with respect to $100 million 9.65% Subordinated Debentures due 2009 (Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1989, SEC File No. 0-9756)
(4.2)	Indenture dated December 13, 1996 with respect to $150 million, 8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant’s S-3 dated February 6, 1997, SEC File No. 333-21297)
(4.3)	Indenture dated March 12, 1997, with respect to $200 million, 8.875% Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant’s S-3 dated May 2, 1997, SEC File No. 333-26447)
(10.1)	Indemnification Agreement of Chief Executive Officer dated January 22, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)
(10.2)	Indemnification Agreement of Chief Financial Officer dated November 19, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)
(10.3)	Indemnification Agreement of Director dated April 16, 2003	95-105
(10.4)	Indemnification Agreement of Director dated April 16, 2003	106-116
(10.5)	Indemnification Agreement of Director dated April 16, 2003	117-127
(10.6)	Indemnification Agreement of Director dated April 16, 2003	128-138
(10.7)	Indemnification Agreement of Director dated April 16, 2003	139-149
(10.8)	Indemnification Agreement of Director dated April 16, 2003	150-160
(10.9)	Time Sharing Agreement for lease of Gulfstream V by Perpetual Corporation/ Lazy Lane Farms, Inc. and Allbritton Communications companies (Incorporated by reference to the Registrant’s Form 10-Q dated March 31, 2001, SEC File No. 0-9756)
(10.10)	Time Sharing Agreement for the lease of the Gulfstream V between Perpetual Corporation/ Lazy Lane Farms, Inc, Allbritton Communications Company and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.11)	Time Sharing Agreement for lease of Beechcraft King Air 300 between Allbritton Communications Company and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC File No. 0-9756)
(10.12)	Time Sharing Agreement for lease of the Beechcraft King Air 300 between Allbritton Communications and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.13)	Time Sharing Agreement for the lease of the Gulfstream III between Perpetual Corporation/ Lazy Lane Farms, Inc. and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.14)†	Joe L. Allbritton Settlement Agreement, dated December 31, 2001 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.15)†	Riggs National Corporation’s Senior Executive Change of Control and Retention Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

Exhibit No.	Description	Pages

(10.16)†	Trust Under the Riggs National Corporation’s Senior Executive Change of Control and Retention Agreement, dated November 8, 2001 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.17)†	Riggs National Corporation’s Executive Deferred Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated December 6, 2001, SEC File No. 333-74644)
(10.18)†	Trust under the Riggs National Corporation’s Executive Deferred Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated December 6, 2001, SEC File No. 333-74644)
(10.19)	Second Amendment to Operating Agreement of Riggs Capital Partners LLC (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.20)	Third Amendment and Joinder to the Operating Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.21)	Operating Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.22)	First Amendment and Joinder to the Operating Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.23)	Riggs Capital Partners II, LLC Investment and Management Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.24)	First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.25)	Riggs Capital Partners Operating and Services Agreement with RCP Investments L.P. (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.26)	First Amendment to Riggs Capital Partners Operating and Services Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)
(10.27)	Second Amendment and Joinder to the Operating and Services Agreement between Riggs Bank N.A. and Riggs Capital Partners Investments, L.P. and Riggs Capital Partners Investments II, L.P. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.28)	First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)
(10.29)	Lease Agreement, dated February 1, 2002, between Allbritton Communications Company and Riggs National Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-9756)
(10.30)†	Riggs Bank N.A. 2002 Executive Managerial Bonus Program (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, SEC File No. 0-9756)
(10.31)	Real Estate Investment Advisory Agreement, dated May 24, 2002, between Riggs Bank N.A. and Kennedy Associates Real Estate Counsel, Inc. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, SEC File No. 0-9756)
(10.32)	Fourth Amendment to the Operating Agreement of Riggs Capital Partners, LLC, dated January 1, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)

Exhibit No.	Description	Pages

(10.33)	Second Amendment to the Operating Agreement of Riggs Capital Partners II, LLC, dated January 1, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)
(10.34)	Master Professional Services Agreement between Crowe Chizek and Company LLP and Riggs Bank N.A. dated December 27, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)
(10.35)†	Amendment to Riggs National Corporations’ Deferred Compensation Plan, dated April 1, 2003 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, SEC File No. 0-9756)
(10.36)	Banking Information Technology Services Agreement between Fidelity Information Services Inc. and Riggs Bank N.A. dated June 13, 2003 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, SEC File No. 0-9756)
(10.37)†	2003 Riggs Executive Officer Short-Term Bonus Plan (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, SEC File No. 0-9756)
(11)	Computation of Per Share Earnings	161
(21)	Subsidiaries of the Registrant	162
(23.1)	Consent of KPMG LLP	163
(23.2)	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP	164
(24)	Powers of Attorney	165
(31.1)	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)	166
(31.2)	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)	167
(32.1)	Chief Executive Officer Certification pursuant to Section 1350	168
(32.2)	Chief Financial Officer Certification pursuant to Section 1350	169
(99.1)	Consent Order with the Office of the Comptroller of the Currency, dated July 16, 2003 (Incorporated by reference to the Registrant’s Form 8-K dated July 17, 2003)

†	Management contract of compensatory plan or arrangement

Exhibits omitted are not required or not applicable