Form 10-Q
period 2004-03-31
RIGGS NATIONAL CORP
filed 2004-04-30
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $2.50 par value	28,953,184
(Title of Class)	(Outstanding at March 31, 2004)

Transitional Small Business
Format   Yes __.   No   x   .

RIGGS NATIONAL CORPORATION

Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Riggs” and the “Company” refer to Riggs National Corporation and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION	THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003

INTEREST INCOME
Interest and Fees on Loans	$39,913	$41,769
Interest and Dividends on Securities Held to Maturity	1,550	-
Interest and Dividends on Securities Available for Sale	16,496	18,971
Interest on Time Deposits with Other Banks	1,226	1,329
Interest on Federal Funds Sold and Reverse Repurchase Agreements	232	2,184

Total Interest Income	59,417	64,253
INTEREST EXPENSE
Interest on Deposits:
Savings and NOW Accounts	139	177
Money Market Deposit Accounts	2,372	3,393
Time Deposits in Domestic Offices	2,490	5,931
Time Deposits in Foreign Offices	1,094	1,402

Total Interest on Deposits	6,095	10,903

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	2,228	1,237
FHLB Borrowings and Other Long-Term Debt	10,005	3,913

Total Interest on Short-Term Borrowings and Long-Term Debt	12,233	5,150

Total Interest Expense	18,328	16,053

Net Interest Income	41,089	48,200
Provision for Loan Losses	-	926

Net Interest Income after Provision for Loan Losses	41,089	47,274
NONINTEREST INCOME
Trust and Investment Advisory Income	9,653	9,406
Service Charges and Fees	13,015	12,067
Venture Capital Investment Losses, Net	(168)	(2,222)
Other Noninterest Income	2,807	2,251
Securities Gains, Net	226	4,627

Total Noninterest Income	25,533	26,129
NONINTEREST EXPENSE
Salaries and Employee Benefits	31,677	28,466
Occupancy, Net	5,665	5,355
Data Processing Services	1,669	5,207
Furniture, Equipment and Software	3,686	3,060
Consultants	918	1,822
Other Noninterest Expense	16,722	15,036

Total Noninterest Expense	60,337	58,946

Income before Taxes and Minority Interest	6,285	14,457
Applicable Income Tax Expense	1,627	4,997
Minority Interest in Income of Subsidiaries, Net of Taxes	743	3,531

Net Income	$3,915	$5,929

EARNINGS PER SHARE- Basic	$0.14	$0.21
Diluted	0.13	0.20

DIVIDENDS DECLARED AND PAID PER SHARE	$0.05	$0.05

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)				MARCH 31,	DECEMBER 31,	MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)				2004	2003	2003

ASSETS
Cash and Due from Banks				$160,274	$325,975	$122,640
Federal Funds Sold and Reverse Repurchase Agreements				136,000	-	670,000

Total Cash and Cash Equivalents				296,274	325,975	792,640

Time Deposits with Other Banks				234,573	287,077	267,348
Securities Held to Maturity (Fair Value of $52,015 at March 31, 2004 and $115,319 at December 31, 2003)				49,879	107,891	-
Securities Available for Sale (at Market Value)				1,932,389	1,826,818	2,454,165
Venture Capital Investments				43,278	43,356	47,192

Loans				3,198,622	3,225,154	3,084,225
Reserve for Loan Losses				(27,783)	(28,285)	(25,797)

Total Net Loans				3,170,839	3,196,869	3,058,428

Premises and Equipment, Net				226,569	226,502	203,072
Other Assets				225,474	355,070	214,339

Total Assets				$6,179,275	$6,369,558	$7,037,184

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits				$986,092	$673,610	$744,803
Interest-Bearing Deposits:
Savings and NOW Accounts				276,586	294,546	346,026
Money Market Deposit Accounts				2,099,890	2,378,779	2,096,537
Time Deposits in Domestic Offices				504,165	585,260	1,739,208
Time Deposits in Foreign Offices				281,139	354,037	363,534

Total Interest-Bearing Deposits				3,161,780	3,612,622	4,545,305

Total Deposits				4,147,872	4,286,232	5,290,108

Repurchase Agreements and Other Short-Term Borrowings				592,451	670,382	493,723
Other Liabilities				180,367	127,091	184,275
FHLB Borrowings and Other Long-Term Debt				796,693	912,333	428,525

Total Liabilities				5,717,383	5,996,038	6,396,631

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES				72,634	-	248,584

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value
	3/31/2004	12/31/2003	3/31/2003

Authorized Shares	50,000,000	50,000,000	50,000,000
Issued Shares	32,295,505	31,998,260	31,850,006
Outstanding Shares	28,953,184	28,680,138	28,533,918
Treasury Shares	3,342,321	3,318,122	3,316,088	80,739	79,996	79,625
Additional Paid in Capital				175,506	174,396	171,245
Retained Earnings				202,605	200,131	209,367
Accumulated Other Comprehensive Income (Loss)				2,410	(9,380)	3,323
Treasury Stock				(72,002)	(71,623)	(71,591)

Total Shareholders’ Equity				389,258	373,520	391,969

Total Liabilities and Shareholders’ Equity				$6,179,275	$6,369,558	$7,037,184

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241
Comprehensive Income:
Net Income			5,929			5,929
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(1,859)		(1,859)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				483		483
Foreign Exchange Translation Adjustments				(769)		(769)

Total Other Comprehensive Loss						(2,145)

Total Comprehensive Income						3,784
Issuance of Common Stock for Stock Option Plans-37,984 Shares	95	498				593
Common Stock Repurchase-14,290 shares					(222)	(222)
Cash Dividends – Common Stock, $.05 per Share			(1,427)			(1,427)

Balance, March 31, 2003	$79,625	$171,245	$209,367	$3,323	$(71,591)	$391,969

Balance, December 31, 2003	$79,996	$174,396	$200,131	$(9,380)	$(71,623)	$373,520
Comprehensive Income:
Net Income			3,915			3,915
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				11,065		11,065
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				301		301
Foreign Exchange Translation Adjustments				424		424

Total Other Comprehensive Income						11,790

Total Comprehensive Income						15,705
Issuance of Common Stock for Stock Option and Award Plans-297,245 Shares	743	1,646				2,389
Repurchase of Trust Preferred Securities, Net		(536)				(536)
Common Stock Repurchase-24,199 shares					(379)	(379)
Cash Dividends – Common Stock, $.05 per Share			(1,441)			(1,441)

Balance, March 31, 2004	$80,739	$175,506	$202,605	$2,410	$(72,002)	$389,258

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
	THREE MONTHS ENDED
	MARCH 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,915	$5,929
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Provision for Loan Losses	-	926
Losses on Venture Capital Investments	168	2,222
Depreciation Expense and Amortization of Leasehold Improvements	6,009	4,473
Net Gains on Sales of Securities Available for Sale	(226)	(4,627)
Decrease (Increase) in Other Assets	27	(467)
Increase in Other Liabilities	52,198	6,501

Total Adjustments	58,176	9,028

Net Cash Provided By Operating Activities	62,091	14,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Time Deposits with Other Banks	52,504	(64,081)
Proceeds from Maturities of Securities Available for Sale	845,148	2,704,580
Proceeds from Sales of Securities Available for Sale	330,789	175,666
Purchases of Securities Available for Sale	(1,142,308)	(2,953,267)
Purchases of Securities Held to Maturity	(14,331)	-
Purchases of Venture Capital Investments	(813)	(897)
Proceeds from Sale of Venture Capital Investments	723	901
Net Decrease (Increase) in Loans	26,246	(77,942)
Proceeds from Sale of OREO	(80)	504
Net Increase in Premises and Equipment	(6,055)	(5,074)
Other, Net	48	(47)

Net Cash Provided By (Used In) Investing Activities	91,871	(219,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-Time Deposits	15,633	6,923
Net (Decrease) Increase in Time Deposits	(153,993)	44,188
Net Decrease in Short-Term Borrowings	(88,931)	(8,649)
Proceeds from Federal Home Loan Bank and Other Long-Term Borrowings	50,000	102,000
Proceeds from the Issuance of Common Stock	748	593
Dividend Payments	(1,441)	(1,427)
Repurchase of Common Stock	(379)	(222)
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	(5,724)	-

Net Cash (Used In) Provided By Financing Activities	(184,087)	143,406

Effect of Exchange Rate Changes	424	(769)

Net Decrease in Cash and Cash Equivalents	(29,701)	(62,063)
Cash and Cash Equivalents at Beginning of Period	325,975	854,703

Cash and Cash Equivalents at End of Period	$296,274	$792,640

SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities Purchases	$10,003	$59,460
Interest Paid	11,341	14,131

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.            BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present the Company’s results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for all of 2004. For comparability, certain prior period amounts may have been reclassified to conform with the current period presentation. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.            CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As noted above, management of the Company has prepared the consolidated financial statements included in this Form 10-Q in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis and which follow general practice within the banking industry. Accordingly, management of the Company is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, the provision for loan losses, noninterest income and noninterest expense during the periods presented. Based on its consideration of accounting policies that involve the most complex and subjective estimates and assumptions, as well as its analysis of whether and to what extent such estimates and assumptions will have a material impact on the Company’s financial condition or results of operations, management has identified the following critical accounting policies. Due to uncertainty inherent in these matters, actual results of future operations could differ from the estimates, judgments and assumptions used in applying these critical accounting policies.

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

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of loans with balances over $250 thousand for impairment, an analysis of historical loss experience by loan type, an evaluation of current economic conditions and other factors considered pertinent to the analysis. Impaired loans are defined as those credits where the Company has determined it probable that all amounts due in accordance with the loan agreements will not be collected or recovered from the disposition of collateral. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $250 thousand has a specific, identified loan loss reserve associated with it or has been written down to its estimated net realizable value. Impaired loans do not include groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience and other factors deemed relevant to the analysis. Balances related to impaired loans for which there are specific reserves are excluded when applying historical loss ratios to determine loan loss reserves.

The specific reserves for impaired loans, if any, are included in the reserve for loan losses. Impaired loans are valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically evaluates the appropriateness of its loan loss methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and international loans are subjected to similar review procedures.

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to the business, and it is possible there may be unidentified losses in the loan portfolio at March 31, 2004 that may become apparent at a later date pursuant to additional internal analysis or pursuant to comment following regulatory examination. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Income.

At March 31, 2004, the Company valued its venture capital portfolio at $43.3 million. This valuation was arrived at using a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; an offer to purchase; and analysis and commentary from a fund’s Investment Manager/General Partner. The largest investment in the venture capital portfolio is valued at $3.7 million at March 31, 2004.

Since the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainty in that it does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could differ significantly from the recorded carrying value. The market for the type of venture capital investments Riggs holds has since 2000 been impacted by a slow economy, a depressed domestic equity market in which, notwithstanding the recent recovery of stock prices, the values of publicly traded companies have declined. Because of these market conditions, there has been a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

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

Unrealized losses in venture capital operations have resulted in the maintenance of $12.0 million of deferred tax assets as of March 31, 2004. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in the venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.9 million against the deferred tax asset at March 31, 2004. The Company believes that the unreserved deferred tax asset balance of $5.1 million at March 31, 2004, which includes a deferred tax asset related to realized losses of $3.2 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the unreserved deferred tax asset balance to be realized.

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

Contingencies
The Company evaluates gain and loss contingencies in accordance with Statement of Financial Accounting Standard No. 5 (Accounting for Contingencies) and, when necessary, FASB Interpretation No. 14 (Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5).

Gain contingencies are not recognized in the financial statements until the gain is realized but the Company does evaluate the need to disclose such contingent gains in the notes to the financial statements. Loss contingencies are categorized as remote, reasonably possible or probable of occurring. Contingent losses for which chances of occurrence are remote are neither recognized nor disclosed in the financial statements. Possible contingent losses are those events which may or may not occur. Reasonably possible loss contingencies are not recorded in the financial statements but, if material, are disclosed in the notes to the financial statements. Loss contingencies that are more likely than not to occur are deemed probable of occurring. Probable loss contingencies that are material are recorded as liabilities in the financial statements at the estimated amount of the loss if such loss can be reasonably estimated. If no reasonable estimate of the loss can be made, but a range of possible losses can be reasonably ascertained, the minimum estimated loss will be accrued and the Company describes in its disclosure the remaining loss contingency.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.            EARNINGS PER SHARE

Earnings per share computations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2004		MARCH 31, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income Available to Common Shareholders	$3,915	$3,915	$5,929	$5,929

Weighted-Average Shares Outstanding	28,845,364	28,845,364	28,528,109	28,528,109
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	1,055,682	n/a	437,289

Adjusted Weighted-Average Shares Outstanding	28,845,364	29,901,046	28,528,109	28,965,398

Earnings Per Share	$0.14	$0.13	$.21	$.20

Approximately 2.4 million and 3.7 million stock options were outstanding at the end of March 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common shares for the three-month periods ended March 31, 2004 and 2003 and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $20.52 per share and $18.79 per share at the end of the same respective periods.

Stock-Based Employee Compensation Plans
At March 31, 2004 the Company had five stock-option plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in its 2003 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees), SFAS 148 (Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123) and related interpretations. There is no stock-based compensation expense for these plans reflected in the Consolidated Statements of Income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has also awarded time vested and performance based shares. Expense related to time-vested and performance-based stock awards are reflected in the Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (Accounting for Stock-Based Compensation) to stock-based employee compensation.

	THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004	2003

Net income, as reported	$3,915	$5,929
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	331	210
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(900)	(911)

Pro forma net income	$3,346	$5,228

Earnings per share:
Basic-as reported	$0.14	$0.21
Basic-pro forma	$0.12	$0.18

Diluted-as reported	$0.13	$0.20
Diluted-pro forma	$0.11	$0.18

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.            OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

THREE MONTHS ENDED MARCH 31, 2003:
Foreign Currency Translation Adjustments	$(1,183)	$414	$(769)
Unrealized Gains on Securities:
Unrealized Holding Gains (Losses) Arising During Period	1,767	(618)	1,149
Reclassification Adjustment for Gains Realized in Net Income	(4,627)	1,619	(3,008)

Net Unrealized Gains on Securities	(2,860)	1,001	(1,859)

Unrealized Gains on Derivatives:
Unrealized Holding Gains (Losses) Arising During Period	743	(260)	483
Reclassification Adjustment for Gains Realized in Net Income	-	-	-

Net Unrealized Losses on Derivatives	743	(260)	483

Other Comprehensive Income (Loss)	$(3,300)	$1,155	$(2,145)

THREE MONTHS ENDED MARCH 31, 2004:
Foreign Currency Translation Adjustments	$652	$(228)	$424
Unrealized Losses on Securities:
Unrealized Holding Gains (Losses) Arising During Period	17,121	(5,909)	11,212
Reclassification Adjustment for Gains Realized in Net Income	(226)	79	(147)

Net Unrealized Losses on Securities	16,895	(5,830)	11,065

Unrealized Gains on Derivatives:
Unrealized Holding Gains (Losses) Arising During Period	463	(162)	301
Reclassification Adjustment for Gains Realized in Net Income	-	-	-

Net Unrealized Gains on Derivatives	463	(162)	301

Other Comprehensive Income (Loss)	$18,010	$(6,220)	$11,790

Tax (expense) benefit reflects a blended tax rate of 35% for the gain (loss) recorded in the U.S. and 30% for the gain (loss) recorded in the U.K.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED	UNREALIZED	ACCUMULATED
	CURRENCY	GAIN (LOSS)	GAIN (LOSS)	OTHER
	TRANSLATION	ON	ON	COMPREHENSIVE
	ADJUSTMENTS	SECURITIES	DERIVATIVES	INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2003:
Balance, December 31, 2002	$(4,154)	$12,746	$(3,124)	$5,468
Period Change	(769)	(1,859)	483	(2,145)

Balance, March 31, 2003	$(4,923)	$10,887	$(2,641)	$3,323

THREE MONTHS ENDED MARCH 31, 2004:
Balance, December 31, 2003	$(2,687)	$(5,203)	$(1,490)	$(9,380)
Period Change	424	11,065	301	11,790

Balance, March 31, 2004	$(2,263)	$5,862	$(1,189)	$2,410

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5:            SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. Riggs has five reportable segments: Banking, International Banking, Treasury, Riggs Capital Partners (venture capital) and Other.

Except for the utilization of funds transfer pricing and cost allocation methodologies, the accounting policies for the segments are substantially the same as those described in Note 1 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K. Riggs accounts for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Geographic financial information is provided in Note 15 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.

Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods are not restated, however, to reflect changes in revenue and cost allocations or funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance. Beginning in the first quarter of 2004, the segment previously reported as Riggs & Co. is, due to an organizational realignment, included in the Banking segment. Prior periods have been adjusted to reflect this change.

Reconciliations are provided from the segment totals to the consolidated financial statements. The reconciliations of noninterest income and noninterest expense offset as these items result from intercompany transactions and the reconciliation of total average assets represents the elimination of intercompany transactions.

Following are brief descriptions of the segments:

Banking
The Banking segment provides both community and wholesale banking services. Community banking includes traditional branch banking operations, private banking to high net worth individuals, small business banking, trust and broker-dealer services, mortgage and consumer lending and merchant card services. Wholesale banking provides banking services for middle market and commercial real estate customers, not-for-profit organizations, government contractors and embassy and diplomatic customers. Wholesale banking also provides cash management services, investment management services (through Riggs Investment Advisors) and (through its Multi-Employer Property Trust unit) trustee to a commingled real estate fund.

The Banking segment operations at March 31, 2004 are primarily conducted through 48 branch offices and 145 ATMs in and around Washington, D.C.

International Banking
The International Banking segment includes the Washington-based embassy banking business, the London banking subsidiary, Riggs Bank Europe Ltd. (RBEL) and an Edge Act chartered subsidiary in Miami. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes an international private-client services division, which has offices in London and in Jersey (Channel Islands), and Riggs Bank & Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.

Treasury
The Treasury segment is responsible for asset and liability management throughout the Company including management of the securities portfolio, foreign exchange activities, wholesale funding, overall management of interest rate risk and facilitation of the funds transfer pricing component for segment reporting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Riggs Capital Partners
Riggs Capital Partners represent the Company’s venture capital operations, which specialize in equity investments in privately-held high-tech and high-growth companies.

Other
The Other segment consists of unallocated parent company income and expense, net interest income from unallocated equity, long-term debt, trust preferred securities, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
MARCH 31, 2004	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$36,403	$5,750	$17,502	$1	$5,335	$(5,574)	$59,417
Interest Expense	3,003	4,053	6,496	-	10,350	(5,574)	18,328
Funds Transfer Income (Expense)	2,899	7,715	(10,617)	-	3		-

Net Interest Income (Loss)	36,299	9,412	389	1	(5,012)		41,089
Provision for Loan Losses	-	-	-	-	-		-

Net Interest Income (Loss) after Provision	$36,299	$9,412	$389	$1	$(5,012)	$-	$41,089

NONINTEREST INCOME
Noninterest Income-External Customers	$21,651	$1,586	$1,359	$(168)	$1,105		$25,533
Intersegment Noninterest Income	626	1,796	-	-	477	(2,899)	-

Total Noninterest Income	$22,277	$3,382	$1,359	$(168)	$1,582	$(2,899)	$25,533

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,146	$285	$1	$3	$2,795		$4,230
Direct Expense	22,659	8,638	1,104	154	26,451	(2,899)	56,107
Overhead and Support	19,565	4,280	476	-	(24,321)		-

Total Noninterest Expense	$43,370	$13,203	$1,581	$157	$4,925	$(2,899)	$60,337

Income (Loss) Before Taxes and Minority Interest	$15,206	$(409)	$167	$(324)	$(8,355)	$-	$6,285

Taxes	$5,321	$537	$59	$-	$(4,290)		$1,627
Minority Interest	-	-	-	(3)	746		743

Net Income (Loss)	$9,885	$(946)	$108	$(321)	$(4,811)	$-	$3,915

Total Average Assets	$3,656,410	$648,995	$2,411,997	$45,501	$683,326	$(1,204,649)	$6,241,580

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
MARCH 31, 2003	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$39,848	$5,340	$22,474	$4	$8,328	$(11,741)	$64,253
Interest Expense	8,412	4,839	5,014	-	9,529	(11,741)	16,053
Funds Transfer Income (Expense)	7,181	9,431	(18,388)	(786)	2,562		-

Net Interest Income (Loss)	38,617	9,932	(928)	(782)	1,361		48,200
Provision for Loan Losses	(1,322)	399	-	-	(3)		(926)

Net Interest Income (Loss) after Provision	$37,295	$10,331	$(928)	$(782)	$1,358	$-	$47,274

NONINTEREST INCOME
Noninterest Income-External Customers	$21,525	$1,563	$5,227	$(2,185)	$(1)		$26,129
Intersegment Noninterest Income	1,457	1,750	-	-	520	(3,727)	-

Total Noninterest Income	$22,982	$3,313	$5,227	$(2,185)	$519	$(3,727)	$26,129

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,033	$320	$3	$4	$2,335		$3,695
Direct Expense	26,961	8,173	978	222	22,644	(3,727)	55,251
Overhead and Support	19,085	3,525	747	94	(23,451)		-

Total Noninterest Expense	$47,079	$12,018	$1,728	$320	$1,528	$(3,727)	$58,946

Income (Loss) Before Taxes and Minority Interest	$13,198	$1,626	$2,571	$(3,287)	$349	$-	$14,457

Taxes	$3,833	$602	$902	$-	$(340)		$4,997
Minority Interest	-	-	-	(17)	3,548		3,531

Net Income (Loss)	$9,365	$1,024	$1,669	$(3,270)	$(2,859)	$-	$5,929

Total Average Assets	$3,453,101	$604,930	$3,369,373	$61,209	$788,666	$(1,501,375)	$6,775,904

NOTE 6:            ACCOUNTING FOR DERIVATIVES

See Note 1 of Notes to Consolidated Financial Statements in the Annual Report on Form 10K for a discussion of the Company’s accounting policies related to derivatives.

The Company has the following hedging instruments at March 31, 2004:

Fair Value Hedges - The Company enters into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At March 31, 2004 and 2003 Riggs had no fair value hedges.

Cash Flow Hedges - Riggs uses interest rate swaps to hedge its exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At March 31, 2004, Riggs had 7 such interest rate swaps with a total notional value of $47.2 million compared to 6 swaps with a total notional of $42.7 million at March 31, 2003. The Company also uses foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At March 31, 2004, there were no foreign currency forward contracts compared to 2 such contracts with a total notional value of $7.9 million at March 31, 2003.

For the three months ended March 31, 2004 and 2003, there was no impact to Other Noninterest Income in the Consolidated Statements of Income for the ineffective portion of all cash flow hedges.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At March 31, 2004, there are no deferred net losses on derivative instruments in Accumulated Other Comprehensive Income to be reclassified as expense during the next twelve months compared to $15 thousand of deferred net losses at March 31, 2003. The maximum term over which Riggs was hedging its exposure to the variability of cash flows was 15 months as of March 31, 2004 and 27 months as of March 31, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company uses forward exchange contracts to hedge substantially all of its net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates, in this case for pounds sterling. At March 31, 2004, $227 thousand of net losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $506 thousand of net losses at March 31, 2003. The corresponding notional values for these periods was $77.7 million and $72.0 million, respectively.

As of March 31, 2004 and 2003 the Company had certain derivative instruments used to manage interest rate risk that were not designated to specific hedge relationships. The carrying value of these items is a net liability of $116 thousand and $591 thousand at March 31, 2004 and 2003, respectively. The impact on the Consolidated Statements of Income from these swaps was a gain of $85 thousand for the first three months of 2004 and a loss of $10 thousand for the same period in 2003. At March 31, 2004, Riggs had 8 interest rate contracts and 8 forward contracts with a total notional value of $32.6 million compared to 24 interest rate contracts and 8 forward contracts with a total notional value of $88.5 million at March 31, 2003. These instruments are marked to market through current period earnings.

NOTE 7:     CONSENT ORDER, NOTIFICATION OF POSSIBLE ASSESSMENT OF CIVIL MONEY PENALTIES AND OTHER REGULATORY MATTERS

In July 2003, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (collectively the Consent Order) with the Office of the Comptroller of the Currency (OCC). The provisions of the Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA). The Consent Order allows the OCC to take whatever future actions it deems necessary to fulfill its regulatory responsibilities. These actions could include a civil money penalty.

The OCC advised the Bank that primarily as a direct result of its BSA criticisms, it expected to designate the Bank as being in a “troubled condition.” The OCC has now formally advised the Bank that it is designated as being in a “troubled condition.” A bank that is classified as being in a “troubled condition” must have any new director or executive officer approved in advance by the OCC and is subject, along with its holding company, to restrictions on making severance payments to the Bank’s directors, officers and employees under the Federal Deposit Insurance Corporation’s “golden parachute rule.”

On March 2, 2004, the OCC advised the Bank that it was considering whether to institute a civil money penalty action against the Bank and that such action would be based upon the OCC’s allegations that the Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the Consent Order discussed above and (3) failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA compliance. The amount of the civil money penalty being considered was not specified by the OCC. Many of the regulatory violations alleged by the OCC predate the Consent Order. Under OCC procedures, the Bank is afforded the opportunity to submit information bearing on the appropriate amount of any penalty to be assessed before the imposition of such a penalty. The Bank made its submission to the OCC in April 2004.

Also on March 2, 2004, the Bank was advised by the Financial Crimes Enforcement Network (FinCEN) of the United States Department of the Treasury that it was evaluating whether it is appropriate for FinCEN to assess a civil monetary penalty and/or take additional enforcement action against the Bank for alleged apparent willful violations of the BSA and related rules and regulations. FinCEN generally categorizes its concerns as (1) failure to establish and implement an adequate anti-money laundering program, (2) failure to properly prepare and file suspicious activity reports, and (3) failure to file accurate currency transaction reports. The amount of the civil money penalty being considered was not specified by FinCEN. Under FinCEN’s procedures, before it makes a determination as to the existence and willfulness of the Bank’s violations, the Bank is allowed to submit further information that is relevant to FinCENs evaluation of whether a civil money penalty and/or additional enforcement action is warranted for the alleged violations. The Bank made its submission to FinCEN in April 2004.

As also previously disclosed, the OCC and FinCEN are considering the imposition of civil money penalties against Riggs for various BSA related matters. Riggs has now concluded that it is probable that the OCC and FinCEN will seek to impose a civil money penalty against the Bank. Riggs has enquired but to date has not been advised by the OCC or FinCEN of the proposed amount or the potential range of amounts of any such penalty. In accordance with FAS 5 and FIN 14, the Company has considered all information available to determine if an amount or ranges of amounts of a potential penalty can be reasonably estimated. In the absence of such advice from the OCC and FinCEN, the Company believes that there is not a reasonable basis to quantify a specific amount or range of amounts. Accordingly, as of March 31, 2004 no accrual has been recorded. The ultimate amount of any penalty, which is expected to be known in the second quarter, could be material to the financial condition and/or results of operations of the Company. The Bank has been advised by the OCC that it intends to modify the Bank’s existing Consent Order or impose a new Consent Order on the Bank that is intended to enhance the existing enforcement action. The Bank has not been provided with any modification or new order.

The OCC is also continuing to review the involvement of employees, officers and directors of the Bank in connection with its compliance with anti-money laundering laws and regulations and its Consent Order with the OCC and is considering whether to institute a civil money penalty proceeding against such individuals. In connection with that review, the Bank’s directors and certain officers, as well as two former officers, have been afforded the opportunity by the OCC to submit information to the OCC and have done so.

The Federal Reserve has advised Riggs that it will request the Company and Riggs International Banking Corporation, a Miami-based Edge Act corporation subsidiary of the Bank regulated by the Federal Reserve, to enter into an enforcement order. Although Riggs has not been provided with any order, Riggs understands that the enforcement order may include a requirement that the Company obtain the prior approval of the Federal Reserve prior to declaring and paying dividends, including dividends on its trust preferred securities, and interest at the holding company level. The Federal Reserve has approved Riggs’ first quarter common stock dividend. The entry by Riggs into the enforcement order may, depending upon the terms, result in it being considered to be in a “troubled condition” as well with the same consequences at the holding company level as at the Bank level.

Riggs expects these regulatory actions to increase its costs of doing business but cannot quantify the amount of the increases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8:            RELATED PARTY TRANSACTIONS

Prior to and during the three months ended March 31, 2004 the Company entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At March 31, 2004, the Company had $206.2 million of debt payable to Riggs Capital II, an unconsolidated subsidiary.

NOTE 9:            NEW FINANCIAL ACCOUNTING STANDARDS

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments. SAB No. 105 provides guidance regarding loan commitments accounted for as derivative instruments, and is effective for quarters beginning April 1, 2004. The Company is currently retaining substantially all of the loans it originates and therefore SAB No. 105 is not expected to have a material impact.

NOTE 10:          SUBSEQUENT EVENTS

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against the Company’s Board of Directors. The complaints each allege that the Board violated its fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Bank with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

In light of the changed global risk environment post 9/11 and the Company’s strategy of building its domestic banking business in the growing Greater Washington, D.C. marketplace, the Company’s Board of Directors has authorized the implementation of management’s plan for substantially reducing Riggs’ risk exposure. The plan involves, among other things, Riggs exiting or selling most of its international banking businesses and focusing its embassy banking relationships on a more select client base. Accordingly, Riggs will pursue a buyer for its London and Channel Islands operations, close its Miami office, sell the corporate aircraft used in support of its international operations, and exit embassy banking accounts that do not meet strict risk-related criteria recently adopted by its Board and management. Riggs said that it expects to substantially curtail its international business activity by the end of the third quarter of 2004, although it expects to maintain the Bank’s London branch, which has assets of approximately $200 million, to service customers who meet Riggs’ risk criteria.

Riggs expects to incur a one-time, pre-tax charge of between approximately $15 million and $21 million in the second quarter of 2004 in connection with exiting or selling these businesses and relationships. In addition, the Company will expense employee severance and retention benefits over the period that the operations are wound down.

Riggs believes that these and previously initiated actions could reduce deposits by up to approximately $1.05 billion, including the previously disclosed approximately $360 million of deposits from a relationship that Riggs terminated, and assets by up to approximately $185 million. The Bank expects to fund this reduction in deposits through its principal sources of liquidity, which consist of its customer deposit base, its portfolio of free (i.e., not pledged as collateral) securities, other liquid assets such as federal funds sold and borrowings under a Federal Home Loan Bank and Federal Reserve lines of credit. The Bank plans to supplement these liquidity sources with the sale of brokered deposits. As of March 31, 2004, the Bank had approximately $937 million of free securities, approximately $371 million in federal funds sold and other short-term investments, and approximately $455 million remaining on its Federal Home Loan Bank and Federal Reserve lines of credit for total liquid assets and lines of approximately $1.76 billion.

The Federal Reserve has advised Riggs that it will request the Company and Riggs International Banking Corporation, a Miami-based Edge Act corporation subsidiary of the Bank regulated by the Federal Reserve, to enter into an enforcement order. Although Riggs has not been provided with any order, Riggs understands that the enforcement order may include a requirement that the Company obtain the prior approval of the Federal Reserve prior to declaring and paying dividends, including dividends on its trust preferred securities, and interest at the holding company level. The Federal Reserve has approved Riggs’ first quarter common stock dividend being announced today. The entry by Riggs into the enforcement order may, depending upon the terms, result in it being considered to be in a “troubled condition” as well with the same consequences at the holding company level as at the Bank level.

The Bank serves as trustee for the MEPT. The MEPT governing document provides for amendment of the trust. Such amendments may include the naming of a new trustee and subsequent transitioning of the trusteeship from Riggs to another entity. Based on recent conversations with participants in the trust, Riggs has reason to believe that this transition may occur. The transition would result in a reduction of revenue of approximately $8.5 million annually, partially offset by any consideration received and by approximately $2.0 million in annual expense reductions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11:            NET PERIODIC PENSION COST

The Company’s net periodic costs for the pension plan and postretirement health and life insurance benefits are as follows:

Components of Net Period Benefit Cost
(IN THOUSANDS)

	RIGGS NATIONAL CORPORATION
	Three months ended March 31
			Other Post
	Pension		Retirement Benefits
	2004	2003	2004	2003

Service cost	$60	$60	$122	$130
Interest cost	1,591	1,580	428	416
Expected return on plan assets	(1,925)	(1,964)	-	-
Amortization of Transition Amount	-	-	89	89
Amortization of prior service cost	(29)	(30)	(531)	(609)
Amortization of the net (gain) loss	1,273	1,329	590	672

Net periodic benefit cost	$970	$975	$698	$698

The Company did not make any contributions to the pension plan during the three month periods ending March 31, 2004 and 2003. The Company has not yet determined whether it will make a contribution to the pension plan in 2004.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations and projections about future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of business strategies, hedging activities and the Company’s trust and investment advisory income. The Company has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available and are subject to a number of risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of the business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, investigations, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

Do not place undue reliance on any forward-looking statements. Except as required by federal securities law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

The following discussion and analysis should be read along with the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. As noted above, the following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Riggs National Corporation is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community, commercial and international banking, trust and investment management services and venture capital investing. Riggs conducts its activities through five reportable segments: Banking, International Banking, Treasury, Riggs Capital Partners (venture capital) and Other. With the exception of venture capital investing the activities of the Company are conducted through its principal operating subsidiary, Riggs Bank, and its subsidiaries and divisions. Venture capital investing is performed through two subsidiaries of the Company, Riggs Capital Partners and Riggs Capital Partners II.

The Company has 48 branch locations and 145 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. It has additional operations or subsidiaries in London (England), Miami (Florida), Jersey (Channel Islands) and Nassau (Bahamas). The Company serves an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

In light of the changed global risk environment post 9/11 and the Company’s strategy of building its domestic banking business in the growing Greater Washington, D.C. marketplace, the Company’s Board of Directors has authorized the implementation of management’s plan for substantially reducing Riggs’ risk exposure. The plan involves, among other things, Riggs exiting or selling most of its international banking businesses and focusing its embassy banking relationships on a more select client base. Accordingly, Riggs will pursue a buyer for its London and Channel Islands operations, close its Miami office, sell the corporate aircraft used in support of its international operations, and exit embassy banking accounts that do not meet strict risk-related criteria recently adopted by its Board and management. Riggs said that it expects to substantially curtail its international business activity by the end of the third quarter of 2004, although it expects to maintain the Bank’s London branch, which has assets of approximately $200 million, to service customers who meet Riggs’ risk criteria.

Riggs expects to incur a one-time, pre-tax charge of between approximately $15 million and $21 million in the second quarter of 2004 in connection with exiting or selling these businesses and relationships. In addition, the Company will expense employee severance and retention benefits over the period the operations are wound down.

Riggs believes that these and previously initiated actions could reduce deposits by up to approximately $1.05 billion, including the previously disclosed approximately $360 million of deposits from a relationship that Riggs terminated, and assets by up to approximately $185 million. The Bank expects to fund this reduction in deposits through its principal sources of liquidity, which consist of its customer deposit base, its portfolio of free (i.e., not pledged as collateral) securities, other liquid assets such as federal funds sold and borrowings under a Federal Home Loan Bank and Federal Reserve lines of credit. The Bank plans to supplement these liquidity sources with the sale of brokered deposits. As of March 31, 2004, the Bank had approximately $937 million of free securities, approximately $371 million in federal funds sold and other short-term investments, and approximately $455 million remaining on its Federal Home Loan Bank and Federal Reserve lines of credit for total liquid assets and lines of approximately $1.76 billion.

For a discussion of the more significant risk factors that impact Riggs, or could impact Riggs, see Item 7 of the 2003 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of Notes to Consolidated Financial Statements contained in this Quarterly report on form 10Q for a discussion of the Company’s more significant accounting policies and estimates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The Company recorded net income of $3.9 million, or $0.13 per diluted share, for the first quarter of 2004 compared to net income of $5.9 million, or $0.20 per diluted share, in the first quarter of 2003. The decrease in earnings in the first quarter of 2004 was due primarily to decreases in net interest income which decreased $7.1 million. Noninterest income, which decreased $596 thousand year to year, and noninterest expense, which increased from $58.9 million in 2003 to $60.3 million in the current quarter, also contributed to lower earnings. Return on average assets was .25% for the three months ended March 31, 2004 compared to .35% for the same period a year ago and return on average shareholders’ equity was 4.15% for the three months ended March 31, 2004 compared to 6.13% for the same period in March 2003.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $42.3 million in the first quarter of 2004, a $7.1 million (or 14.4%) decrease from the $49.4 million for the same quarter in 2003. This decrease was attributable to both a decrease in interest income on interest-earning assets and an increase in interest expense on interest-bearing liabilities. Despite a small increase in the rate earned on earning assets, from 4.30% in 2003 to 4.34% in 2004, interest income on a tax equivalent basis declined $4.8 million, or 7%, in the first quarter of 2004 compared to the first quarter of 2003. As further discussed below, this decline in interest income is attributable to a $547.1 million decrease in average interest-earning assets from the first quarter of 2003 to the comparable period of 2004. Similarly, and as discussed below, average interest-bearing liabilities also declined from the first quarter of 2003 to the comparable period of 2004. Average first quarter interest-bearing liabilities declined by $438.0 million from 2003 to 2004 while the rate on these liabilities increased from 1.19% to 1.47%.

Net interest income in 2004 compared to 2003 was adversely impacted by a mid-year change in 2003 in the methodology by which the U.S. Treasury compensates financial agent banks, such as Riggs. Prior to July 14, 2003, and therefore including the first quarter of 2003, Riggs as a financial agent bank was compensated by net interest earned on interest-bearing U.S. Treasury deposits. These deposits required collateral to be pledged against the deposits. Hence, for the first quarter of 2003 the methodology by which the U.S. Treasury compensated financial agent banks affected the average balance of interest-earning assets, interest bearing liabilities and, as a result, net interest income. Beginning on July 14, 2003 and through February 28, 2004, Riggs utilized non-interest bearing U.S. Treasury deposits to purchase a non-marketable, U.S. Treasury-issued depositary compensation security (DCS) for the same amount as the U.S. Treasury deposits. The DCS and deposit balances were netted in the Consolidated Statements of Financial Condition and in accordance with FIN 39 (Offsetting of Amount Related to Certain Contracts) and therefore were not included in either average interest-earnings assets or average interest-bearing liabilities during the first quarter of 2004. Effective March 2004, the U.S. Treasury neither maintains funds at Riggs to compensate it as a financial agent bank nor does Riggs hold a U.S. Treasury DCS. Rather, commencing in March 2004, Riggs invoices the U.S. Treasury on a monthly basis for services performed as a financial agent bank. Income earned by Riggs in its capacity as a financial agent bank in the first quarter of 2004 was $2.3 million and is reflected as a component of noninterest income. The average balance of deposits maintained by the U.S. Treasury to compensate Riggs as a financial agent bank during the first quarter of 2003 was approximately $1.13 billion.

During the first quarter of 2003, guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures were reported, net of the amount of these securities which had been repurchased by the Company, as minority interest. Accordingly, the expense of these debentures was included in the Consolidated Statement of Income for the period ended March 31, 2003 as minority interest in income of subsidiaries, net of taxes. During the first quarter of 2003, therefore, these debentures had no impact on the reported net interest income of the Company. On October 1, 2003, however, the Company adopted FIN 46R (Consolidation of Variable Interest Entities) and therefore ceased consolidating Riggs Capital and Riggs Capital II, the business trusts which had issued its Series A and Series C debentures. On April 26, 2004, banking regulators extended its interim rule until July 1, 2004 which allows entities with variable interest entities, including Riggs, to include these variable interest entities in risk-based capital requirement calculations.

Riggs Capital II, the issuer of $200 million of 8.875% Series C debentures, remains an unconsolidated entity at March 31, 2004 and, accordingly, the $206.2 million of Riggs National Corporation (Parent Company) debt payable to Riggs Capital II is a liability to the Company at this date. Interest on this debt for the first quarter of 2004 in the amount of $4.6 million is included in long-term interest expense in the Consolidated Statement of Income. At March 31, 2004, the Company owned $49.9 million of the Series C debentures which are classified as securities held to maturity on the Consolidated Statements of Condition. The average of Series C debentures owned by the Company during the first quarter of 2004 was $48.8 million and the income earned on these securities was $1.1 million. Therefore the deconsolidation of Riggs Capital II had a $3.5 million adverse impact on net interest income in the quarter ended March 31, 2004 when compared to the first quarter of 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

Riggs Capital, the issuer of $150 million of 8.625% Series A debentures, was also deconsolidated upon the adoption of FIN 46R in 2003. In February 2004, however, the Company, which had been acquiring these securities, acquired sufficient Series A debentures so that it owned more than 50% of all such debentures and, accordingly, reconsolidated this entity as the Company is the primary beneficiary of Riggs Capital. As a result, the debt payable by Riggs National Corporation (Parent Company) to Riggs Capital at March 31, 2004 and the related interest expense since reconsolidation have been eliminated in consolidation. Interest expense on this debt which was incurred prior to reconsolidation amounted to $1.1 million and is included in interest expense on long-term debt in the Consolidated Statements of Income for the quarter ended March 31, 2004. Prior to reconsolidation, the Series A debentures owned by the Company were classified as held to maturity securities in the Consolidated Statements of Condition. These securities had an average balance of $29.9 million for the first quarter of 2004 and $0.5 million of interest income on these securities is included in interest income for the quarter prior to reconsolidation. Therefore the deconsolidation of Riggs Capital had a $0.6 million adverse impact on net interest income in the first quarter of 2004 compared to the comparable quarter of the prior year.

At March 31, 2004, the Series A debentures outstanding are netted against the Series A debentures owned by the Company and reflected in the Consolidated Statements of Condition as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED
	MARCH 31, 2004 VS. 2003
(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(5,175)	$3,205	$(1,970)
Securities Available for Sale	(360)	(2,001)	(2,361)
Securities Held to Maturity	-	1,550	1,550
Time Deposits with Other Banks	(225)	122	(103)
Federal Funds Sold and Reverse Repurchase Agreements	(365)	(1,587)	(1,952)

Total Interest Income	(6,125)	1,289	(4,836)

Interest Expense:
Interest-Bearing Deposits	(2,671)	(2,137)	(4,808)
Repurchase Agreements and Other Short-Term Borrowings	475	516	991
FHLB Borrowings and Other Long-Term Debt	937	5,155	6,092

Total Interest Expense	(1,259)	3,534	2,275

Net Interest Income	$(4,866)	$(2,245)	$(7,111)

(1) -	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in the Company’s average Statements of Condition and changes to its margin for the quarters ended March 31 follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31, 2004			MARCH 31, 2003
(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,229,263	$41,016	5.11%	$3,006,181	$42,986	5.80%
Securities Held to Maturity	77,764	1,550	8.02	-	-	-
Securities Available for Sale (3)	1,978,569	16,610	3.38	2,230,124	18,971	3.45
Time Deposits with Other Banks	243,763	1,226	2.02	223,126	1,329	2.42
Federal Funds Sold and Reverse Repurchase Agreements	93,000	232	1.00	710,000	2,184	1.25

Total Earning Assets and Average Rate Earned (5)	5,622,359	60,634	4.34	6,169,431	65,470	4.30
Reserve for Loan Losses	(28,233)			(25,608)
Cash and Due from Banks	176,250			167,005
Other Assets	471,204			465,076

Total Assets	$6,241,580			$6,775,904

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,570,812	$6,095	0.69%	$4,607,395	$10,903	0.96%
Repurchase Agreements and Other Short-Term Borrowings	608,912	2,228	1.47	450,128	1,237	1.11
FHLB Borrowings and Other Long-Term Debt	835,335	10,005	4.82	395,503	3,913	4.01

Total Interest-Bearing Funds and Average Rate Paid	5,015,059	18,328	1.47	5,453,026	16,053	1.19
Demand Deposits (4)	642,027			557,074
Other Liabilities	124,629			124,874
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	80,769			248,584
Shareholders’ Equity	379,096			392,346

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,241,580			$6,775,904

NET INTEREST INCOME AND SPREAD		$42,306	2.87%		$49,417	3.11%

NET INTEREST MARGIN ON EARNING ASSETS			3.03%			3.25%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5) -	Includes loans held for sale but excludes venture capital investments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003

Total Loans	58%	49%
Securities Available for Sale	35	36
Securities Held to Maturity	1	-
Time Deposits with Other Banks	4	4
Federal Funds Sold & Reverse Repurchase Agreements	2	11

Total Average Earning Assets	100%	100%

Interest-Bearings Deposits	71%	84%
Repurchase Agreements & Other Short-Term Borrowings	12	9
Long-Term Debt	17	7

Total Average Interest Bearing Liabilities	100%	100%

NONINTEREST INCOME

Noninterest income for the first quarter of 2004 totaled $25.5 million, a decrease of 2% from the $26.1 million in the first quarter of 2003. This decrease resulted primarily from a $4.4 million reduction in securities gains, partially offset by a reduction in venture capital losses of $2.1 million year to year and increase in service charges of $948 thousand. The increase in service charges and fees was partly due to the previously described change in how the U.S. Treasury compensates financial agent banks such as Riggs. The earnings on the DCS for the quarter ended March 31, 2004 were $2.3 million. There was no comparable DCS income in the first quarter of 2003. Deposit service charges and overdraft fees declined by approximately $800 thousand primarily due to a reduction in the number of low balance accounts as a result of the implementation of higher fees. Trust and investment advisory income increased by $247 thousand in the first quarter of 2004 compared to the first quarter of 2003 primarily because of greater assets under management. Significant securities gains were recorded in the first quarter of 2003 as the Company sold high-coupon mortgage-backed securities that were prepaying rapidly.

Trust and investment advisory income impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment and service charge income primarily impacts the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2004 was $60.3 million, an increase of $1.4 million from the $58.9 million reported for the three months ended March 31, 2003. The $1.4 million or 2% increase in noninterest expense from the first quarter of 2003 is comprised of the following:

Salaries and Employee Benefits	$3.2	million
Occupancy, Net	0.3
Data Processing Services	(3.5)
Furniture, Equipment and Software	0.6
Consultants	(0.9)
Other Noninterest Expense	1.7

	$1.4	million

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

The $3.2 million increase in salaries and employee benefits is composed of a $2.9 million increase in salary expense, or 13% over the comparable quarter of the prior year, and a $299 thousand increase in employee benefit costs, or 4% increase over the first quarter of 2003. It includes approximately $658 thousand in employee severance benefits related to a reduction in the Company’s workforce that was implemented in February 2004. Contract labor costs increased $1.3 million from the comparable quarter of 2003 primarily because of costs incurred to operate Cashlink II, a computer system built and maintained by the Company and utilized by the federal government in its cash management and reporting.

Net occupancy costs rose $310 thousand, or 6%, in the first quarter of 2004 compared with the first quarter of 2003 primarily due to increases in real estate tax expense ($171 thousand or 38%), bank premises depreciation ($86 thousand or 4%) and utility expenses ($49 thousand or 10%). Real estate tax expense increased primarily as a result of increased assessments on several of the Company’s larger branch facilities and a $88 thousand real estate credit received in 2003 but not in 2004.

Data processing expense decreased by $3.5 million, or 68%, in the first quarter of 2004 compared to the first quarter of 2003 as a result of changing third party service providers. This change was implemented in the third and fourth quarters of 2003 as part of the Company’s previously reported Enhancing Performance and Service project (Project EPS). Because of this change, and the different ways service providers invoice the Company for services performed, many of the costs in categories of noninterest expense other than data processing services during the quarter ended March 31, 2004 were contained in data processing services in the first quarter of 2003.

Furniture, equipment and software expense for the first quarter of 2004 increased by $626 thousand, or 20%, from the comparable 2003 period. The primary components of the change are increased equipment depreciation ($505 thousand or 32%) and equipment maintenance ($88 thousand or 13%). Both of these increases are attributable to new equipment and related maintenance agreements procured in conjunction with Project EPS.

Consultant expense decreased $904 thousand, or 50%, from the first quarter of 2003 to the first quarter of 2004 primarily due to the completion of Project EPS in late-2003. Included in the first quarter of 2004 are $708 thousand related to the Company’s continuing Bank Secrecy Act (BSA) compliance matters. See Consent Order, Notification of Possible Assessment of Civil Money Penalties and Other Regulatory Matters. The Company anticipates that consulting expenses will increase in the second quarter of 2004 because of continuing BSA concerns.

Other noninterest expense in the first quarter of 2004 was $16.7 million, a $1.7 million or 11% increase from the first quarter of 2003. The largest component of this increase was a $1.0 million increase in the software amortization expense which is the result of the implementation of new computer software upon the completion of Project EPS in late-2003. In addition, legal fees increased $274 thousand or 65%, from the first quarter of 2004 to the comparable quarter of 2003 primarily because of the Company’s continuing efforts to address regulatory concerns regarding its BSA compliance program and procedures. See Consent Order, Notification of Possible Assessment of Civil Money Penalties and Other Regulatory Matters. The Company anticipates that legal fees will remain above 2003 amounts in the second quarter of 2004 because of these continuing BSA concerns.

EFFECTIVE TAX RATES

The effective tax rate on Income Before Taxes and Minority Interest for the three month period ended March 31, 2004 was 25.9% compared to 34.6% during the same period of the prior year. The primary reason for the rate reduction was a reduction in losses in venture capital operations and accordingly, a reduction in the valuation allowance required to be established during the first quarter against the related deferred tax asset. A valuation allowance of $826 thousand was established in the first quarter of 2003, and no valuation allowance as yet has been established in 2004 with respect to losses on venture capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.93 billion as of March 31, 2004, compared to $1.83 billion as of year-end 2003 and $2.45 billion as of March 31, 2003. The activity for the first three months of 2004 included purchases of securities available for sale totaling $1.14 billion, which were offset by maturities and calls, principal payments and sales of securities available for sale totaling $1.18 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 1.9 years and 3.60%, respectively, as of March 31, 2004. As of March 31, 2003, the weighted-average duration and yield were approximately 1.1 years and 3.62%, respectively.

The balance of securities available for sale decreased from March 31, 2003 primarily because of the previously described change, occurring in July 2003, in the methodology utilized by the U.S. Treasury to compensate its financial agent banks. Under the old methodology Riggs was required to collateralize the U.S. Treasury deposits using securities from its investment portfolio. Under the DCS methodology this is no longer required. Effective March 2004, the U.S. Treasury does not maintain funds at Riggs to compensate it as a financial agent bank nor is Riggs required to hold a DCS. Rather, Riggs now invoices the U.S. Treasury for the services it performs as a financial agent bank.

Details on securities available for sale follow:

	MARCH 31, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,000	$-	$-	$4,000
State and Municipal Securities	26,831	248	90	26,989
Government Agencies Securities	626,080	2,352	23	628,409
Mortgage-Backed Securities	1,218,720	7,989	1,609	1,225,100
Other Securities	47,742	149	-	47,891

Total Securities Available for Sale	$1,923,373	$10,738	$1,722	$1,932,389

	MARCH 31, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,999	$-	$-	$4,999
Government Agencies Securities	1,332,523	4,670	11	1,337,182
Mortgage-Backed Securities	1,046,991	12,706	614	1,059,083
Other Securities	52,903	-	2	52,901

Total Securities Available for Sale	$2,437,416	$17,376	$627	$2,454,165

	DECEMBER 31, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$25,103	$-	$29	$25,074
State and Municipal Securities	24,917	145	44	25,018
Government Agencies Securities	720,212	506	3,191	717,527
Mortgage-Backed Securities	1,012,635	1,547	6,933	1,007,249
Other Securities	51,831	119	-	51,950

Total Securities Available for Sale	$1,834,698	$2,317	$10,197	$1,826,818

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

Realized gains from the sale of securities totaled $231 thousand for the quarter ended March 31, 2004, and realized losses totaled $5 thousand. For the quarter ended March 31, 2003, realized gains were $4.6 million with no realized losses.

Substantially all of the available for sale securities have been issued by the U.S. Treasury, an agency of the U.S. Government or a government sponsored entity (such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation) and, therefore, the repayment of substantially all of the available for sale securities is either guaranteed by the government or a AAA rated entity. As a result, timely payment of principal and interest is reasonably assured and any unrealized gain or loss is, therefore, attributable to changes in market interest rates.

LOANS

As of March 31, 2004 loans outstanding totaled $3.20 billion, with residential mortgage/home equity, commercial and financial and real estate- commercial/construction comprising 49%, 16% and 26% of the portfolio, respectively. At March 31, 2003 these percentages were 54%, 18% and 18%, respectively. The residential mortgage/home equity loans are generally fully secured with approximately 7% having a loan to value ratio of 90% or greater.

As indicated in the following table, total loans increased from $3.08 billion at March 31, 2003. Since that time, the increases were primarily in the real estate-commercial/construction and home equity loan portfolios. These increases were partially offset by decreases in commercial and financial, residential real estate and foreign loans.

As of March 31, 2004 foreign loans outstanding totaled $220.0 million, a decrease of $40.0 million from March 31, 2003. This decrease is primarily attributable to the Company’s continuing de-emphasis of commercial lending at RBEL. At March 31, 2004 the commercial loans remaining in the London operations amounted to $15.9 million. At March 31, 2004, residential mortgage loans of approximately $94 million were held by Riggs Bank and Trust Company Limited (Jersey, Channel Islands).

Riggs periodically purchases residential mortgage loans to utilize liquidity. Since March 2003, the Company has purchased $94.4 million of these loans at a net premium of approximately $1.4 million. The Company does not anticipate purchasing residential mortgage loans during the remainder of 2004.

COMPOSITION OF LOAN PORTFOLIO

	MARCH 31,		DECEMBER 31,		MARCH 31,
	2004		2003		2003

(IN THOUSANDS)
Commercial and Financial	$521,188	16%	$581,223	18%	$555,942	18%
Real Estate – Commercial/Construction	821,232	26	815,004	25	558,676	18
Residential Mortgage	1,242,501	39	1,155,603	36	1,371,555	45
Home Equity	327,078	10	306,599	10	268,008	9
Consumer	62,784	2	64,403	2	61,183	2
Foreign	220,007	7	299,055	9	260,033	8

Total Loans	$3,194,790	100%	$3,221,887	100%	$3,075,397	100%

Net Deferred Loan Fees, Premiums and Discounts	3,832		3,267		8,828

Loans	$3,198,622		$3,225,154		$3,084,225

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	THREE MONTHS ENDED
	MARCH 31,
(IN THOUSANDS)	2004	2003

Balance, January 1	$28,285	$25,958
Provision for loan losses	-	926

Loans charged-off	908	1,421
Less: Recoveries on charged-off loans	362	386

Net loan charge-offs	546	1,035
Foreign exchange translation adjustments	44	(52)

Balance, March 31	$27,783	$25,797

The reserve amount is determined based on the risk of loss in the loan portfolio. For the three month period ended March 31, 2004 the Company had no consolidated loan loss provision and for the three month period ended March 31, 2003, Riggs had a consolidated loan loss provision of $926 thousand. The Company’s reserve for loan losses decreased by approximately $500 thousand, or 2%, from December 31, 2003 to March 31, 2004 while nonperforming assets, as noted below, decreased by approximately $300 thousand, or 12%, during the same period.

Foreign loans and other credits may be adversely affected by sudden political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instability. See Note 15 of Notes to Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans, other real estate (net of reserves) and repossessed assets, totaled $2.1 million as of March 31, 2004, a $292 thousand decrease from the year-end 2003 total of $2.3 million and a $2.3 million decrease from the March 31, 2003 total of $4.4 million. Of the $2.1 million balance at March 31, 2004, $116 thousand is recorded in the Banking segment and $1.9 million is in the International Banking segment. The decrease in nonperforming assets from March 31, 2003 was mainly due to activity in the London based portfolio, which recorded $2.3 million in charge-offs and $980 thousand in sales and repayments in its commercial loan portfolio. These reductions were partially offset by additions to the nonperforming asset portfolio of $475 thousand. There were no renegotiated loans at March 31, 2004 and 2003, and December 31, 2003. As of March 31, 2004 the Company had no specific reserves for loan losses.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days decreased $2.3 million from March 31, 2003 to $9.0 million at March 31, 2004 and decreased $3.2 million from December 31, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

	MARCH 31,	DECEMBER 31,	MARCH 31,
(IN THOUSANDS)	2004	2003	2003

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$2,051	$2,308	$4,264
Other Real Estate and Repossessed Assets, Net	5	40	97

Total Nonperforming Assets	$2,056	$2,348	$4,361

30-89 DAYS PAST-DUE LOANS (2)	$41,834	$32,043	$25,924

90+ DAYS PAST-DUE LOANS (3)	$8,951	$12,178	$11,283

POTENTIAL PROBLEM LOANS	$1,265	$814	$119

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

DEPOSITS

Deposits are the Company’s primary source of funds. Deposits totaled $4.15 billion as of March 31, 2004, a decrease of $138.4 million from $4.29 billion at December 31, 2003 and a decrease of $1.14 billion from $5.29 billion at March 31, 2003. Compared to the March 31, 2003 balance, deposits decreased significantly in time deposits in domestic offices, primarily due to the previously described change in how the U.S. Treasury compensates financial agent banks. The amount of DCS purchased in mid-July 2003 upon implementation of the new methodology was approximately $1.11 billion. Except for demand deposits, which increased $241.3 million from March 31, 2003 and $312.5 million from December 31, 2003, balances in all other categories decreased in both periods.

As a means of reducing deposit reserve requirements, Riggs periodically sweeps excess demand funds into money market accounts. The average balances transferred for the three months ended March 31, 2004 and 2003, which are not included in demand deposits in the Average Statement of Condition, were $476.8 million and $472.0 million, respectively.

FHLB BORROWINGS AND OTHER LONG-TERM DEBT

Long-term debt at March 31, 2004 consisted of $66.5 million, 9.65% fixed rate, subordinated debentures due in 2009, $329.0 million in FHLB advances, $195.0 million in long-term repurchase agreements, and $206.2 million in debt payable to Riggs Capital II, the issuer of the Series C trust preferred securities. At March 31, 2003, long-term debt consisted of the $66.5 million subordinated debentures and $394.0 million in FHLB advances, and at December 31, 2003 long-term debt included the $66.5 million in debentures, $279.0 in FHLB advances, $206.0 million in long-term repurchase agreements, and $360.8 in debt payable to issuers of trust preferred securities. The subordinated debentures cannot be called, and at March 31, 2004 qualify at 100% as tier II capital for regulatory purposes. Once the remaining maturity term is less than five years, the amount includible in tier II capital is discounted. After June 16, 2004, the amount includible will decrease to 80%. Every twelve months thereafter the portion includible decreases to 60%, 40% and 20%, respectively. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%. The FHLB advances at March 31 have maturity dates through 2007 and carry a blended rate of 2.48%. Of the $329.0 million, $25.0 million is callable in 2004 and $75.0 million of these advances is callable in 2005. The long-term repurchase agreements at March 31, 2004 also have maturity dates through 2007 and carry a blended interest rate of 1.63%. $100.0 million of long-term repurchase agreements is callable in 2004.

The Company adopted FIN46R (Consolidation of Variable Interest Entities) on October 1, 2003. At the time of the adoption of FIN 46R and at December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In the financial statements for the first three quarters of 2003, including the quarter ended March 31, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding debt of Riggs Capital and Riggs Capital II and reported as minority interest in the Consolidated

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

Statements of Condition. The interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning with the quarter ended December 31, 2003, the trust preferred securities owned by Riggs are classified as securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has that is payable to Riggs Capital and Riggs Capital II is included in long-term debt. Beginning the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable to Riggs Capital and Riggs Capital II is included in interest expense.

During the first quarter of 2004 the Company acquired sufficient Series A securities so that it owned more than 50% of all such securities and, accordingly, the Company reconsolidated the subsidiary that issued the securities beginning in February 2004 as the Company was deemed to be the primary beneficiary of Riggs Capital. At March 31, 2004, the Series A securities are reflected in the Consolidated Statements of Financial Condition, net of the Series A securities Riggs owns, as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. Since reconsolidation the cost of these securities are reflected in the Consolidated Statements of Income as minority interest in income of subsidiaries, net of taxes.

At March 31, 2004, the amount of the Series C, 8.875% securities classified as held to maturity is $49.9 million. See also “Shareholders’ Equity and Regulatory Capital” below.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Riggs maintains liquidity to meet the needs of depositors, borrowers and creditors. The Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see Item 3-Sensitivity to Market Risk). As of March 31, 2004, the Company’s liquid assets, which include cash and due from banks, Government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.46 billion (40% of total assets). This compares to $2.44 billion (38% of total assets) as of December 31, 2003 and $3.48 billion (49% of total assets) as of March 31, 2003. As of March 31, 2004, $885.9 million of the Company’s assets were pledged to secure deposits and other borrowings.

At March 31, 2004, the Bank had approximately $937 million of unencumbered securities , approximately $371 million in federal funds sold and other short-term investments and approximately $455 million remaining on its Federal Home Loan Bank and Federal Reserve lines of credit for total liquid assets and lines of credit of approximately $1.76 billion. Riggs has additional liquidity avaliable to it through the brokered certificate of deposit market.

FHLB advances have maturity dates through 2007 and bear rates of interest from .62% to 3.70%. In the third quarter of 2003 the Company also began borrowing under long-term repurchase agreements. At March 31, 2004, Riggs has outstanding $195.0 million of these repurchase agreements, which have maturity dates through 2007 and bear interest rates from .60% to 3.02%. Both the FHLB borrowings and long-term reverse repurchase agreements are discussed in further detail in “FHLB Borrowings and Other Long-Term Debt” in this Management’s Discussion and Analysis.

Because of continuing regulatory BSA concerns, during the first quarter of 2004 the Bank informed two large international banking customers that it was terminating its relationship with them. At March 31, 2004, these customers and related parties had approximately $465.0 million of deposits, or approximately 11% of the total deposits.

For additional discussion of liquidity, see the Overview of this Item 2.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity as of March 31, 2004 was $389.3 million, an increase of $15.7 million from year-end 2003 and a decrease of $2.7 million from a year ago. The increase from year-end was primarily the result of net unrealized gains on our investment portfolio of $11.1 million, net income of $3.9 million, and $2.4 million from the issuance of stock. These increases were partially offset by cash payments of dividends of $1.4 million and trust preferred and common stock repurchases totaling $915 thousand. The decrease from March 31, 2003 was primarily the result of net unrealized investment losses of $5.0 million, dividend payments of $5.7 million, and a net loss of $1.0 million. These decreases were partially offset by the issuance of common stock of $6.0 million and foreign exchange translation adjustments in the amount of $2.7 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS, CONTINUED

Book value per common share was $13.44 as of March 31, 2004 compared to $13.02 as of year-end 2003 and $13.74 as of March 31, 2003. The changes in book value from March 31 of the prior year and from year-end 2003 were primarily the result of the aforementioned changes in equity.

Following are the Company’s regulatory capital ratios and those of Riggs Bank National Association (Riggs Bank N.A.), the Company’s principal operating subsidiary, as of March 31, 2004 and 2003, and December 31, 2003. It should be noted that the Company’s trust preferred securities, which at March 31, 2004 carried a blended interest rate of 8.79%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate is significantly higher than the target federal funds rate at March 31, 2004, of 1.00%. Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations.

Because of FIN 46R and the deconsolidation of one of the two entities that has issued trust preferred securities, regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of tier I regulatory capital. The Company has determined that it and the Bank would continue to be “well capitalized” at March 31, 2004 without including the trust preferred securities as a component of regulatory capital. The Company cannot, however, estimate the amount of any OCC or FinCEN assessment related to BSA matters. If such assessments are large, capital ratios may be adversely impacted to a significant degree.

During the first quarter of 2004 the Company purchased for cash $19.3 million of trust preferred securities. The average rate on these securities was 8.65% and Riggs paid a premium of $805 thousand. These first quarter purchases will result in annualized interest expense savings of $197 thousand and after-tax minority interest expense savings of $954 thousand.

					TO BE WELL
					CAPITALIZED
					UNDER PROMPT
					CORRECTIVE
	MARCH 31,	MARCH 31,	DECEMBER 31,	REQUIRED	ACTION
	2004	2003	2003	MINIMUMS	PROVISIONS

RIGGS NATIONAL CORPORATION:
Tier I	13.14%	13.89%	12.52%	4.00%	6.00%
Combined Tier I and Tier II	18.03	19.80	17.81	8.00	10.00
Leverage	8.19	7.46	8.41	4.00	5.00

RIGGS BANK N.A.:
Tier I	11.62%	12.54%	11.08%	4.00%	6.00%
Combined Tier I and Tier II	12.36	13.27	11.82	8.00	10.00
Leverage	7.40	6.76	7.52	4.00	5.00

The ratios of total shareholders’ equity to total assets were 6.30%, 5.86%, and 5.57% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

SUBSEQUENT EVENTS

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against the Company’s Board of Directors. The complaints each allege that the Board violated its fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Bank with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

In light of the changed global risk environment post 9/11 and the Company’s strategy of building its domestic banking business in the growing Greater Washington, D.C. marketplace, the Company’s Board of Directors has authorized the implementation of management’s plan for substantially reducing Riggs’ risk exposure. The plan involves, among other things, Riggs exiting or selling most of its international banking businesses and focusing its embassy banking relationships on a more select client base. Accordingly, Riggs will pursue a buyer for its London and Channel Islands operations, close its Miami office, sell the corporate aircraft used in support of its international operations, and exit embassy banking accounts that do not meet strict risk-related criteria recently adopted by its Board and management. Riggs said that it expects to substantially curtail its international business activity by the end of the third quarter of 2004, although it expects to maintain the Bank’s London branch, which has assets of approximately $200 million, to service customers who meet Riggs’ risk criteria.

Riggs expects to incur a one-time, pre-tax charge of between approximately $15 million and $21 million in the second quarter of 2004 in connection with exiting or selling these businesses and relationships. In addition, the Company will expense employee severance and retention benefits over the period that the operations are wound down.

Riggs believes that these and previously initiated actions could reduce deposits by up to approximately $1.05 billion, including the previously disclosed approximately $360 million of deposits from a relationship that Riggs terminated, and assets by up to approximately $185 million. The Bank expects to fund this reduction in deposits through its principal sources of liquidity, which consist of its customer deposit base, its portfolio of free (i.e., not pledged as collateral) securities, other liquid assets such as federal funds sold and borrowings under a Federal Home Loan Bank and Federal Reserve lines of credit. The Bank plans to supplement these liquidity sources with the sale of brokered deposits. As of March 31, 2004, the Bank had approximately $937 million of free securities, approximately $371 million in federal funds sold and other short-term investments, and approximately $455 million remaining on its Federal Home Loan Bank and Federal Reserve lines of credit for total liquid assets and lines of approximately $1.76 billion.

The Federal Reserve has advised Riggs that it will request the Company and Riggs International Banking Corporation, a Miami-based Edge Act corporation subsidiary of the Bank regulated by the Federal Reserve, to enter into an enforcement order. Although Riggs has not been provided with any order, Riggs understands that the enforcement order may include a requirement that the Company obtain the prior approval of the Federal Reserve prior to declaring and paying dividends, including dividends on its trust preferred securities, and interest at the holding company level. The Federal Reserve has approved Riggs’ first quarter common stock dividend being announced today. The entry by Riggs into the enforcement order may, depending upon the terms, result in it being considered to be in a “troubled condition” as well with the same consequences at the holding company level as at the Bank level.

The Bank serves as trustee for the MEPT. The MEPT governing document provides for amendment of the trust. Such amendments may include the naming of a new trustee and subsequent transitioning of the trusteeship from Riggs to another entity. Based on recent conversations with participants in the trust, Riggs has reason to believe that this transition may occur. The transition would result in a reduction of revenue of approximately $8.5 million annually, partially offset by any consideration received and by approximately $2.0 million in annual expense reductions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

Riggs is exposed to various market risks which are discussed in the Company’s Annual Report on Form 10-K. Interest-rate risk is a pervasive risk which may have a material impact on the Company’s financial performance especially during periods of rapid and/or significant interest rate changes. Because of this, the Company has established an Asset/Liability Committee to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of the Company’s operations in an effort to provide a stable net interest margin while maintaining desired levels of liquidity and capital. This entails the management of overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. Riggs also has risk associated with foreign currency exchange which it attempts to mitigate through various hedges. See Note 6-Accounting for Derivatives.

Riggs manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of March 31, 2004, the most likely interest rate scenario calls for the federal funds target rate to be flat at 1.00% until August 2004. The federal funds target rate then rises gradually to 3.75% by June 2006, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of March 31, 2004 are shown following. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2004
	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS
(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:

Net Interest Income Increase/(Decrease)	(4.1)%	1.5%	(8.0)%	2.0%

Net Interest Income Increase/(Decrease)	$(6,618)	$2,350	$(38,720)	$9,483

(1) Key Assumptions:
Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:
1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.
3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of March 31, 2004, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 5%, the Company guideline for a 12-month time horizon. For a 300 basis point movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 10%, the Company guideline for a 36-month time horizon. The results of the simulation for March 31, 2004 indicated that the Bank was liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings benefit in a declining rate environment from increasing spreads on fixed-rate assets but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

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

Though the methodologies previously discussed provide a meaningful representation of the Company’s interest-rate and market risk sensitivity, factors other than changes in the interest-rate environment, such as levels of non-earning assets, and changes in the composition of earning assets, may affect thr risk sensitivity, and, therefore, our net interest income. As with any method of measuring interest-rate risk, certain shortcomings are inherent in the model. As such, the predictive value of our model is not guaranteed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

COMMITMENTS AND CONTINGENCIES

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of March 31, 2004 and 2003, and December 31, 2003 are:

	MARCH 31,	MARCH 31,	DECEMBER 31,
	2004	2003	2003

Commitments to extend credit	$1,485,477	$1,128,914	$1,327,070

Commercial letters of credit	31,787	67,129	46,273

Stand-by letters of credit	45,200	61,340	60,115

At March 31, 2004, a liability of $61 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit compared to $72 thousand at March 31, 2003 and $167 thousand at December 31, 2003.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $8.7 million and $12.7 million at March 31, 2004 and 2003, respectively.

CONSENT ORDER, NOTIFICATION OF POSSIBLE ASSESSMENT OF CIVIL MONEY PENALTIES AND OTHER REGULATORY MATTERS

In July 2003, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (collectively the Consent Order) with the OCC. The provisions of the Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with BSA and related rules and regulations. The Consent Order allows the OCC to take whatever future actions it deems necessary to fulfill its regulatory responsibilities. These actions could include the imposition of a civil money penalty.

The OCC advised the Bank that primarily as a direct result of its BSA criticisms, it expected to designate the Bank as being in a “troubled condition.” The OCC has now formally advised the Bank that it is designated as being in a “troubled condition.” A bank that is classified as being in a “troubled condition” must have any new director or executive officer approved in advance by the OCC and is subject, along with its holding company, to restrictions on making severance payments to the Bank’s directors, officers and employees under the Federal Deposit Insurance Corporation’s “golden parachute rule.”

On March 2, 2004, the OCC advised the Bank that it was considering whether to institute a civil money penalty action against the Bank and that such action would be based upon the OCC’s allegations that the Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the Consent Order discussed above and (3) failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA compliance. The amount of the civil money penalty being considered was not specified by the OCC. Many of the regulatory violations alleged by the OCC predate the Consent Order. Under OCC procedures, the Bank is afforded the opportunity to submit information bearing on the appropriate amount of any penalty to be assessed before the imposition of such a penalty. The Bank made its submission to the OCC in April 2004.

Also on March 2, 2004, the Bank was advised by the Financial Crimes Enforcement Network (FinCEN) of the United States Department of the Treasury that it was evaluating whether it is appropriate for FinCEN to assess a civil monetary penalty and/or take additional enforcement action against the Bank for alleged apparent willful violations of the BSA and related rules and regulations. FinCEN generally categorizes its concerns as (1) failure to establish and implement an adequate anti-money laundering program, (2) failure to properly prepare and file suspicious activity reports, and (3) failure to file accurate currency transaction reports. The amount of the civil money penalty being considered was not specified by FinCEN. Under FinCEN’s procedures, before it makes a determination as to the existence and willfulness of the Bank’s violations, the Bank is allowed to submit further information that is relevant to FinCENs evaluation of whether a civil money penalty and/or additional enforcement action is warranted for the alleged violations. The Bank made its submission to FinCEN in April 2004.

As also previously disclosed, the OCC and FinCEN are considering the imposition of civil money penalties against Riggs for various BSA related matters. Riggs has now concluded that it is probable that the OCC and FinCEN will seek to impose a civil money penalty against the Bank. Riggs has enquired but to date has not been advised by the OCC or FinCEN of the proposed amount or the potential range of amounts of any such penalty. In accordance with FAS 5 and FIN 14, the Company has considered all information available to determine if an amount or ranges of amounts of a potential penalty can be reasonably estimated. In the absence of such advice from the OCC and FinCEN, the Company believes that there is not a reasonable basis to quantify a specific amount or range of amounts. Accordingly, as of March 31, 2004 no accrual has been recorded. The ultimate amount of any penalty, which is expected to be known in the second quarter, could be material to the financial condition and/or results of operations of the Company. The Bank has been advised by the OCC that it intends to modify the Bank’s existing Consent Order or impose a new Consent Order on the Bank that is intended to enhance the existing enforcement action. The Bank has not been provided with any modification or new order.

The OCC is also continuing to review the involvement of employees, officers and directors of the Bank in connection with its compliance with anti-money laundering laws and regulations and its Consent Order with the OCC and is considering whether to institute a civil money penalty proceeding against such individuals. In connection with that review, the Bank’s directors and certain officers, as well as two former officers, have been afforded the opportunity by the OCC to submit information to the OCC and have done so.

The Federal Reserve has advised Riggs that it will request the Company and Riggs International Banking Corporation, a Miami-based Edge Act corporation subsidiary of the Bank regulated by the Federal Reserve, to enter into an enforcement order. Although Riggs has not been provided with any order, Riggs understands that the enforcement order may include a requirement that the Company obtain the prior approval of the Federal Reserve prior to declaring and paying dividends, including dividends on its trust preferred securities, and interest at the holding company level. The Federal Reserve has approved Riggs’ first quarter common stock dividend. The entry by Riggs into the enforcement order may, depending upon the terms, result in it being considered to be in a “troubled condition” as well with the same consequences at the holding company level as at the Bank level.

Riggs expects these regulatory actions to increase its costs of doing business but cannot quantify the amount of the increases.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against the Company’s Board of Directors. The complaints each allege that the Board violated its fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Bank with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

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

In the normal course of business we are involved in various types of litigation and disputes that may lead to litigation. The Company believes that these pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against the Company’s Board of Directors. The complaints each allege that the Board violated its fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Bank with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

ITEM 2.	CHANGES IN SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on page 34 are incorporated by reference or filed herewith in response to this item.

(b)	Reports on Form 8-K

On January 21, 2004, the Company furnished a Form 8-K to announce earnings for the quarter and year ended December 31, 2003.

On February 18, 2004, the Company filed a Form 8-K to announce a reduction in labor force.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date:	April 29, 2004	/s/ ROBERT L. ALLBRITTON

Robert L. Allbritton Chairman of the Board and Chief Executive Officer

Date:	April 29, 2004	/s/ STEVEN T. TAMBURO

Steven T. Tamburo Treasurer (Chief Financial Officer)

EXHIBIT	DESCRIPTION	PAGES
NO.

(10.1)	Amended and Restated Deferred Compensation Plan, dated January 21, 2004	35-47

(10.2)	Third Amendment to the Operating Agreement of Riggs Capital Partners II, LLC, dated January 21, 2004	49-50

(10.3)	Fifth Amendment to the Operating Agreement of Riggs Capital Partners, LLC, dated January 21, 2004	51-52

(10.4)	Letter Agreement with Tim Coughlin, dated February 27, 2004	53-54

(31.1)	Chief Executive Officer Section 302 Certification of Quarterly Report on Form 10-Q	55

(31.2)	Chief Financial Officer Section 302 Certification of Quarterly Report on Form 10-Q	56

(32.1)	Chief Executive Officer Section 906 Certification of Quarterly Report on Form 10-Q	57

(32.2)	Chief Financial Officer Section 906 Certification of Quarterly Report on Form 10-Q	58

(Exhibits omitted are not required or not applicable.)