Form 10-Q
period 2004-06-30
RIGGS NATIONAL CORP
filed 2004-08-09
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes   X   No      .

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   X  No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	29,261,346

(Title of Class)	(Outstanding at July 31, 2004)

Transitional Small Business
Format Yes___. No  x  .

RIGGS NATIONAL CORPORATION

Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Riggs” and the “Company” refer to Riggs National Corporation and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED		THREE MONTHS ENDED		SIX MONTHS ENDED
RIGGS NATIONAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)		JUNE 30,		JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)		2004	2003	2004	2003

INTEREST INCOME
Interest and Fees on Loans		$38,213	$39,055	$76,674	$79,600
Interest and Dividends on Securities Held to Maturity		1,096	—	2,646	—
Interest and Dividends on Securities Available for Sale		16,384	18,480	32,880	37,451
Interest on Time Deposits with Other Banks		166	220	181	383
Interest on Federal Funds Sold and Reverse Repurchase Agreements		648	1,120	880	3,304

Total Interest Income		56,507	58,875	113,261	120,738
INTEREST EXPENSE
Interest on Deposits:
Savings and NOW Accounts		130	103	256	268
Money Market Deposit Accounts		1,495	3,684	3,849	7,066
Time Deposits in Domestic Offices		2,784	4,340	5,274	10,271
Time Deposits in Foreign Offices		468	651	883	1,292

Total Interest on Deposits		4,877	8,778	10,262	18,897

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings		2,281	2,348	4,509	3,585
FHLB Borrowings and Other Long-Term Debt		10,097	3,525	20,102	7,438

Total Interest on Short-Term Borrowings and Long-Term Debt		12,378	5,873	24,611	11,023

Total Interest Expense		17,255	14,651	34,873	29,920

Net Interest Income		39,252	44,224	78,388	90,818
Provision for Loan Losses		—	815	—	2,215
Net Interest Income after Provision for Loan Losses		39,252	43,409	78,388	88,603
NONINTEREST INCOME
Trust and Investment Advisory Income		9,385	9,453	18,796	18,765
Service Charges and Fees		12,534	11,634	25,276	23,550
Venture Capital Investment Gains (Losses), Net		2,009	(436)	1,841	(2,658)
Other Noninterest Income		1,737	2,079	4,031	3,838
Securities Gains, Net		—	6,507	226	11,134

Total Noninterest Income		25,665	29,237	50,170	54,629
NONINTEREST EXPENSE
Salaries and Employee Benefits		29,701	26,059	59,347	52,930
Occupancy, Net		5,303	4,669	10,467	9,633
Data Processing Services		1,664	4,907	3,276	10,062
Furniture, Equipment and Software		7,239	3,392	10,709	7,085
Regulatory Fine		25,000	—	25,000	—
Legal Fees		4,536	1,545	5,140	1,969
Consultants		4,046	4,402	4,932	6,172
Other Noninterest Expense		23,136	13,567	38,595	26,936

Total Noninterest Expense		100,625	58,541	157,466	114,787

Income (Loss) before Taxes and Minority Interest		(35,708)	14,105	(28,908)	28,445
Applicable Income Tax Expense (Benefit)		(5,476)	4,236	(3,825)	9,250
Minority Interest in Income of Subsidiaries, Net of Taxes		1,031	3,544	1,774	7,075

Income (Loss) from Continuing Operations		$(31,263)	$6,325	$(26,857)	$12,120

Loss from Discontinued Operations		(3,156)	(4,603)	(3,671)	(4,486)
Applicable Income Tax Benefit		(44)	(47)	(68)	(64)

Net Loss from Discontinued Operations		(3,112)	(4,556)	(3,603)	(4,422)

Net Income (Loss)		$(34,375)	$1,769	$(30,460)	$7,698

EARNINGS (LOSS) PER SHARE-CONTINUING OPERATIONS	Basic	$(1.07)	$0.22	$(0.93)	$0.42
	Diluted	(1.07)	0.22	(0.93)	0.42
EARNINGS (LOSS) PER SHARE-DISCONTINUED OPERATIONS	Basic	$(0.11)	$(0.16)	$(0.12)	$(0.15)
	Diluted	(0.11)	(0.16)	(0.12)	(0.15)
EARNINGS (LOSS) PER SHARE-	Basic	$(1.18)	$0.06	$(1.05)	$0.27
	Diluted	(1.18)	0.06	(1.05)	0.27
DIVIDENDS DECLARED AND PAID PER SHARE		$0.05	$0.05	$0.10	$0.10

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)				JUNE 30,	DECEMBER 31,	JUNE 30,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)				2004	2003	2003

ASSETS
Cash and Due from Banks				$153,181	$325,975	$125,077
Federal Funds Sold and Reverse Repurchase Agreements				374,000	-	1,053,000

Total Cash and Cash Equivalents				527,181	325,975	1,178,077
Time Deposits with Other Banks				10,700	287,077	242,026
Securities Held to Maturity (Fair Value of $50,868 at June 30, 2004 and $115,319 at December 31, 2003)				49,871	107,891	-
Securities Available for Sale (at Market Value)				2,291,916	1,826,818	2,191,971
Venture Capital Investments				43,580	43,356	45,098
Loans				3,089,500	3,225,154	2,995,413
Reserve for Loan Losses				(25,801)	(28,285)	(26,385)

Total Net Loans				3,063,699	3,196,869	2,969,028
Premises and Equipment, Net				182,262	226,502	187,767
Assets Held for Sale				332,958	-	-
Other Assets				241,934	355,070	365,023

Total Assets				$6,744,101	$6,369,558	$7,178,990
LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits				$1,290,159	$673,610	$622,098
Interest-Bearing Deposits:
Savings and NOW Accounts				253,551	294,546	285,251
Money Market Deposit Accounts				1,919,634	2,378,779	2,338,335
Time Deposits in Domestic Offices				910,462	585,260	1,820,471
Time Deposits in Foreign Offices				43,231	354,037	359,855

Total Interest-Bearing Deposits				3,126,878	3,612,622	4,803,912

Total Deposits				4,417,037	4,286,232	5,426,010
Repurchase Agreements and Other Short-Term Borrowings				654,900	670,382	540,426
Liabilities Held for Sale				166,742	-	-
Other Liabilities				116,411	127,091	156,386
FHLB Borrowings and Other Long-Term Debt				988,693	912,333	415,525

Total Liabilities				6,343,783	5,996,038	6,538,347
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES				72,634	-	248,584

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value	6/30/2004	12/31/2003	6/30/2003

Authorized Shares	50,000,000	50,000,000	50,000,000
Issued Shares	32,517,485	31,998,260	31,852,506
Outstanding Shares	29,175,564	28,680,138	28,536,418
Treasury Shares	3,341,921	3,318,122	3,316,088	81,294	79,996	79,631
Additional Paid in Capital				179,113	174,396	171,272
Retained Earnings				166,774	200,131	209,709
Accumulated Other Comprehensive Income (Loss)				(27,504)	(9,380)	3,038
Treasury Stock				(71,993)	(71,623)	(71,591)

Total Shareholders’ Equity				327,684	373,520	392,059

Total Liabilities and Shareholders’ Equity				$6,744,101	$6,369,558	$7,178,990

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$ 2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241
Comprehensive Income:
Net Income			7,698			7,698
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(3,173)		(3,173)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				653		653
Foreign Exchange Translation Adjustments				90		90

Total Other Comprehensive Loss						(2,430)

Total Comprehensive Income						5,268
Issuance of Common Stock for Stock Option Plans — 40,084 Shares	101	525				626
Common Stock Repurchase — 14,290 shares					(222)	(222)
Cash Dividends — Common Stock, $.10 per Share			(2,854)			(2,854)

Balance, June 30, 2003	$79,631	$171,272	$209,709	$3,038	$(71,591)	$392,059
Balance, December 31, 2003	$79,996	$174,396	$200,131	$(9,380)	$(71,623)	$373,520
Comprehensive Income:
Net Loss			(30,460)			(30,460)
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(18,599)		(18,599)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				930		930
Foreign Exchange Translation Adjustments				(455)		(455)

Total Other Comprehensive Loss						(18,124)

Total Comprehensive Loss						(48,584)
Issuance of Common Stock for Stock Option and Award Plans-519,225 Shares	1,298	5,265				6,563
Repurchase of Trust Preferred Securities, Net		(548)				(548)
Common Stock Repurchase —23,799 shares					(370)	(370)
Cash Dividends — Common Stock, $.10 per Share			(2,897)			(2,897)

Balance, June 30, 2004	$81,294	$179,113	$166,774	$(27,504)	$(71,993)	$327,684

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(30,460)	$7,698
Adjustments to Reconcile Net Income to Cash Provided By Operating Activities:
Provision for Loan Losses	—	1,741
Writedown of Fixed Asset to Fair Value	7,128	—
(Gains) Losses on Venture Capital Investments	(1,841)	2,658
Depreciation Expense and Amortization of Leasehold Improvements	12,213	8,525
Net Gains on Sales of Securities Available for Sale	(226)	(11,134)
(Increase) Decrease in Other Assets	168	(11,740)
Increase (Decrease) in Other Liabilities	(6,106)	4,315

Total Adjustments	11,336	(5,635)

Net Cash (Used In) Provided By Operating Activities	(19,124)	2,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Time Deposits with Other Banks	145,624	(38,759)
Proceeds from Maturities of Securities Available for Sale	17,314,024	5,708,631
Proceeds from Sales of Securities Available for Sale	336,446	284,980
Purchases of Securities Available for Sale	(18,031,661)	(5,952,156)
Purchases of Securities Held to Maturity	(14,331)	—
Purchases of Venture Capital Investments	(1,788)	(2,073)
Proceeds from Sale of Venture Capital Investments	3,405	3,736
Net (Increase) Decrease in Loans	(19,498)	10,161
Proceeds from Sale of OREO	132	606
Net Increase in Premises and Equipment	(13,809)	(5,577)
Other, Net	23	55

Net Cash (Used In) Provided By Investing Activities	(281,433)	9,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-Time Deposits	160,979	65,241
Net Increase in Time Deposits	130,883	121,772
Net (Decrease) Increase in Short-Term Borrowings	(26,764)	54
Proceeds from Federal Home Loan Bank and Other Long-Term Borrowings	242,000	127,000
Proceeds from the Issuance of Common Stock	4,111	626
Dividend Payments	(2,897)	(2,854)
Repurchase of Common Stock	(370)	(222)
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	(5,724)	—

Net Cash Provided By Financing Activities	502,218	311,617

Effect of Exchange Rate Changes	(455)	90

Net Increase in Cash and Cash Equivalents	201,206	323,374
Cash and Cash Equivalents at Beginning of Period	325,975	854,703

Cash and Cash Equivalents at End of Period	$527,181	$1,178,077
SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities Purchases	$—	$34,234
Trade Dated Securities Sales		126,993
Interest Paid	34,609	31,037
Cash Held for Sale	7,037	—
Non-cash Assets transferred to Held for Sale	325,921	—
Liabilities transferred to Held for Sale	166,742	—

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.	BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present the Company’s results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for all of 2004. For comparability, certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications include those resulting from the 2004 announcement that the Company would discontinue the operations of several of its business subsidiaries and divisions as discussed below. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.	EXIT FROM INTERNATIONAL BUSINESS

As noted in the Company’s Form 10-Q for the quarterly period ended March 31, 2004, Riggs had intentions to exit or sell most of its international banking business and focus its remaining embassy banking business on a select client base. Subsequent to June 30, 2004, the Company announced it would completely exit its foreign embassy banking relationships either through a sale or wind-down of activities. Accordingly, Riggs is pursuing a buyer for its London and Channel Islands operations, closing its Miami office and exiting its foreign embassy relationships. The Company is also selling its corporate aircraft used in support of its international operations.

The operating results of the London and Channel Islands operations, which are classified as held for sale and which include all recurring operating results as well as specific exit-related expenses identified in the following paragraph, are reported as discontinued operations in the Consolidated Statements of Operations. The operating results of Miami and the embassy business, which include the expenses identified in the following paragraph, are reported in results from continuing operations. The operating results of the embassy business and Miami are included in continuing operations since they do not meet the accounting criteria for discontinued operations.

As part of the exit from its international business, Riggs accrued approximately $2.3 million of employee severance costs in the quarter ended June 30, 2004. This severance is payable under the terms of an existing Company policy and is therefore accrued in accordance with SFAS No. 112 (Employers’ Accounting for Postretirement Benefits). In addition, the Company recorded approximately $500 thousand of employee retention costs which are accrued in accordance with SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). The Company anticipates recording approximately $900 thousand of additional retention expense in the second half of 2004. The Company also recorded approximately $300 thousand of additional exit-related expenses in the quarter ended June 30, 2004, most of which pertain to accruals for leasehold obligations at vacated properties and write-downs associated with abandoned fixed assets.

Approximately $800 thousand of the above expenses are included in results from continuing operations, impacting the Banking Segment, and approximately $2.3 million is included in the results of discontinued operations, impacting the International Banking Segment.

The Company recorded an impairment charge on its corporate aircraft that is held for sale of $7.1 million during the second quarter of 2004. The amount of this charge was based upon an offer to purchase reduced by estimated selling costs. Consistent with its policy of allocating the operating costs of the aircraft, 45% of the impairment charge was allocated to the International Banking Segment, 25% of the impairment charge was allocated across all segments as part of general corporate overhead and 30% was charged to the Other Segment.

As noted above, the Company is attempting to sell its London and Channel Islands operations. If a buyer cannot be found, Riggs will wind down these operations. A wind down would result in increased costs primarily related to the London pension plan and lease breakage fees. The Company estimates that these increased costs are approximately $8.0 to $11.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The assets and liabilities that are held for sale at London and the Channel Islands at June 30, 2004, which are valued in the aggregate at the lower of cost or estimated market value include:

Assets:
Cash	$7,037
Time Deposits with Other Banks	130,753
Loans	152,558
Bank Premises and Equipment	39,124
Other Assets	3,486

Total	$332,958

Liabilities:
Noninterest-Bearing Demand Deposits	$21,128
Interest-Bearing Deposits	139,929
Other Liabilities	5,685

Total	$166,742

NOTE 3.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Reserve for Loan Losses
The reserve for loan losses is maintained at a level deemed the best estimate adequate to absorb probable losses in the loan portfolio. The determination of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, subjective evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to the business, and it is possible there may be unidentified losses in the loan portfolio at June 30, 2004 that may become apparent at a later date pursuant to additional internal analysis or pursuant to comment following regulatory examination. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At June 30, 2004, the Company valued its venture capital portfolio at $43.6 million. This valuation was arrived at using a variety of factors including, but not limited to, market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; an offer to purchase; and analysis and commentary from a fund’s Investment Manager/General Partner. The largest investment in the venture capital portfolio is valued at $3.7 million at June 30, 2004.

Because the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainty in that it does not represent a negotiated value between the Company, as seller, and an independent and willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could differ significantly from the recorded carrying value. The market for the type of venture capital investments Riggs holds has since 2000 been impacted by a slow economy, a depressed domestic equity market in which, notwithstanding the recent recovery of stock prices, the values of publicly traded companies have declined. Because of these market conditions, there has been a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

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

Unrealized losses in venture capital operations have resulted in the maintenance of $11.4 million of deferred tax assets as of June 30, 2004. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Because of continuing losses in the venture capital portfolio and the lack of current suitability of alternatives to generate capital gains, Riggs has established a valuation allowance of $6.9 million against the deferred tax asset at June 30, 2004. The Company believes that the unreserved deferred tax asset balance of $4.5 million at June 30, 2004, which includes a deferred tax asset related to realized losses of $2.8 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the unreserved deferred tax asset balance to be realized.

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

Gain and Loss Contingencies
The Company evaluates gain and loss contingencies in accordance with SFAS No. 5 (Accounting for Contingencies) and, when necessary, FASB Interpretation No. 14 (Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5).

Gain contingencies are not recognized in the financial statements until the gain is realized, but the Company does evaluate the need to disclose such contingent gains in the notes to the financial statements. Loss contingencies are categorized as remote, reasonably possible or probable of occurring. Contingent losses for which chances of occurrence are remote are neither recognized nor disclosed in the financial statements. Possible contingencies are not recorded in the financial statements but, if material, are disclosed in the notes to the financial statements. Loss contingencies that are likely to occur are deemed probable of occurring. Probable loss contingencies that are material are recorded as liabilities in the financial statements at the estimated amount of the loss if such loss can be reasonably estimated. If no reasonable estimate of the loss can be made, but a range of possible losses can be reasonably ascertained, the minimum estimated loss will be accrued and the Company describes in its disclosure the remaining loss contingency.

The determination that a contingency is remote, reasonably probable or probable of occurring is made by the Company based upon known and pertinent knowledge which is deemed reliable. Additional information, or interpretations of knowledge previously deemed reliable, could become known at a future date which may cause the Company to reassess its evaluation of the contingency occurring.

For a discussion of the more significant risk factors that impact Riggs, or could impact Riggs, see Item 7 of the Company’s 2003 Annual Report on Form 10-K.

Valuation of Assets and Liabilities Held for Sale

Assets and liabilities that are held for sale are valued at the lower of cost or market value. Market values have been determined by a variety of methodologies which the Company deems appropriate to arrive at an estimate of aggregate market value. The valuation of assets and liabilities held for sale do not, however, represent an offer to purchase these assets and liabilities from a willing and capable buyer. Actual proceeds from a sale, therefore, may be less than the carrying values.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.	EARNINGS (LOSS) PER SHARE

Earnings (loss) per share from continuing operations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2004		JUNE 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Income (Loss) from Continuing Operations	$(31,263)	$(31,263)	$6,325	$6,325

Weighted-Average Shares Outstanding	29,143,341	29,143,341	28,534,363	28,534,363
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	458,817

Adjusted Weighted-Average Shares Outstanding	29,143,341	29,143,341	28,534,363	28,993,180

Earnings (Loss) Per Share-Continuing Operations	$(1.07)	$(1.07)	$0.22	$0.22

	SIX MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004		JUNE 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Income (Loss) from Continuing Operations	$(26,857)	$(26,857)	$12,120	$12,120

Weighted-Average Shares Outstanding	28,994,350	28,994,350	28,531,253	28,531,253
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	449,607

Adjusted Weighted-Average Shares Outstanding	28,994,350	28,994,350	28,531,253	28,980,860

Earnings (Loss) Per Share-Continuing Operations	$(0.93)	$(0.93)	$0.42	$0.42

Earnings (loss) per share from discontinued operations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2004		JUNE 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Loss from Discontinued Operations	$(3,156)	$(3,156)	$(4,603)	$(4,603)

Weighted-Average Shares Outstanding	29,143,341	29,143,341	28,534,363	28,534,363
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	n/a

Adjusted Weighted-Average Shares Outstanding	29,143,341	29,143,341	28,534,363	28,534,363

Loss Per Share-Discontinued Operations	$(0.11)	$(0.11)	$(0.16)	$(0.16)

	SIX MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004		JUNE 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Loss from Discontinued Operations	$(3,671)	$(3,671)	$(4,486)	$(4,486)

Weighted-Average Shares Outstanding	28,994,350	28,994,350	28,531,253	28,531,253
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	n/a

Adjusted Weighted-Average Shares Outstanding	28,994,350	28,994,350	28,531,253	28,531,253

Loss Per Share-Discontinued Operations	$(0.12)	$(0.12)	$(0.15)	$(0.15)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Earnings (loss) per share are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2004		JUNE 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) Available to Common Shareholders	$(34,375)	$(34,375)	$1,769	$1,769

Weighted-Average Shares Outstanding	29,143,341	29,143,341	28,534,363	28,534,363
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	458,817

Adjusted Weighted-Average Shares Outstanding	29,143,341	29,143,341	28,534,363	28,993,180

Earnings (Loss) Per Share	$(1.18)	$(1.18)	$0.06	$0.06

	SIX MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004		JUNE 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) Available to Common Shareholders	$(30,460)	$(30,460)	$7,698	$7,698

Weighted-Average Shares Outstanding	28,994,350	28,994,350	28,531,253	28,531,253
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	449,607

Adjusted Weighted-Average Shares Outstanding	28,994,350	28,994,350	28,531,253	28,980,860

Earnings (Loss) Per Share	$(1.05)	$(1.05)	$0.27	$0.27

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

At the end of June 2003, approximately 3.7 million stock options were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. All stock options were excluded from the calculation of diluted earnings per share at June 30, 2004, because the effect would be anti-dilutive. The weighted average exercise price for these options was $15.61 per share and $18.76 per share at the end of the same respective periods. During the third quarter of 2004, approximately 3,491,307 options at a weighted-average strike price of $16.18 will expire. The Company expects that a significant portion of these options will be exercised.

Stock-Based Employee Compensation Plans
At June 30, 2004, the Company had five stock-option plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in its 2003 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees), SFAS No. 148 (Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123) and related interpretations. There is no stock-based compensation expense for these plans reflected in the Consolidated Statements of Operations as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has also awarded time vested and performance based restricted shares. Expense related to time-vested and performance-based stock awards are reflected in the Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (Accounting for Stock-Based Compensation) to stock-based employee compensation.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004	2003	2004	2003

Net income (loss) from continuing operations, as reported	($31,263)	$6,325	($26,857)	$12,120
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	492	749	651	539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(582)	(1,367)	(1,482)	(2,178)

Pro forma net income (loss)	($31,353)	$5,707	($27,688)	$10,481

Earnings (Loss) per share-Continuing Operations
Basic-as reported	($1.07)	$0.22	($0.93)	$0.42
Basic-pro forma	($1.08)	$0.20	($0.95)	$0.37
Diluted-as reported	($1.07)	$0.22	($0.93)	$0.42
Diluted-pro forma	($1.08)	$0.20	($0.95)	$0.36

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004	2003	2004	2003

Net income (loss), available to common shareholders, as reported	($34,375)	$1,769	($30,460)	$7,698
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	492	749	651	539
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(582)	(1,267)	(1,482)	(2,178)

Pro forma net income (loss)	($34,465)	$1,251	($31,291)	$6,059

Earnings (Loss) per share:
Basic-as reported	($1.18)	$0.06	($1.05)	$0.27
Basic-pro forma	($1.18)	$0.04	($1.08)	$0.21

Diluted-as reported	($1.18)	$0.06	($1.05)	$0.27
Diluted-pro forma	($1.18)	$0.04	($1.08)	$0.21

At June 30, 2004, there were 936,339 unvested options outstanding. Upon a change of control, as defined in the 2002 Long-Term Incentive Plan, all options become fully vested. There were 7,528,405 stock options outstanding at June 30, 2004 with an exercise price range of $10.00 to $30.25 and a weighted average exercise price of $15.61.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.	OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

SIX MONTHS ENDED JUNE 30, 2003:
Foreign Currency Translation Adjustments	$138	$(48)	$90
Unrealized Gains on Securities:
Unrealized Holding Gains Arising During Period	6,268	(2,204)	4,064
Reclassification Adjustment for Gains Realized in Net Income	(11,134)	3,897	(7,237)

Net Unrealized Loss on Securities	(4,866)	1,693	(3,173)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,005	(352)	653
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	1,005	(352)	653

Other Comprehensive Loss	$(3,723)	$1,293	$(2,430)

SIX MONTHS ENDED JUNE 30, 2004:
Foreign Currency Translation Adjustments	$(700)	$245	$(455)
Unrealized Losses on Securities:
Unrealized Holding Losses Arising During Period	(28,169)	9,717	(18,452)
Reclassification Adjustment for Gains Realized in Net Income	(226)	79	(147)

Net Unrealized Losses on Securities	(28,395)	9,796	(18,599)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,431	(501)	930
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	1,431	(501)	930

Other Comprehensive Loss	$(27,664)	$9,540	$(18,124)

Tax (expense) benefit reflects a blended tax rate of 35% for the gain (loss) recorded in the U.S. and 30% for the gain (loss) recorded in the U.K.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	UNREALIZED
	GAIN (LOSS)	UNREALIZED	UNREALIZED	ACCUMULATED
	ON FOREIGN	GAIN (LOSS)	GAIN (LOSS)	OTHER
	CURRENCY	ON	ON	COMPREHENSIVE
	TRANSLATIONS	SECURITIES	DERIVATIVES	INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2003:
Balance, December 31, 2002	$(4,154)	$12,746	$(3,124)	$5,468
Period Change	90	(3,173)	653	(2,430)

Balance, June 30, 2003	$(4,064)	$9,573	$(2,471)	$3,038

SIX MONTHS ENDED JUNE 30, 2004:
Balance, December 31, 2003	$(2,687)	$(5,203)	$(1,490)	$(9,380)
Period Change	(455)	(18,599)	930	(18,124)

Balance, June 30, 2004	$(3,142)	$(23,802)	$(560)	$(27,504)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6:	SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. Riggs has five reportable segments: Banking, International Banking, Treasury, Riggs Capital Partners (venture capital) and Other. The Company accounts for and evaluates its segments on a functional basis, rather than a legal entity basis. Accordingly, revenue and expenses from a single legal entity may impact multiple segments.

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

Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods are not restated, however, to reflect changes in revenue and cost allocations or funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance. Beginning in the first quarter of 2004, the segment previously reported as Riggs & Co. is, due to an organizational realignment, included in the Banking segment. Prior periods have been adjusted to reflect this change. Prior periods have also been adjusted to reflect discontinued operations as a result of the Company’s 2004 decision to sell or exit its international operations.

Reconciliations are provided from the segment totals to the consolidated financial statements. The reconciliation of total average assets represents the elimination of intercompany transactions.

Following are brief descriptions of the segments:

Banking
The Banking Segment provides both community and wholesale banking services. Community banking includes traditional branch banking operations, private banking to high net worth individuals, small business banking, trust and broker-dealer services, mortgage and consumer lending and merchant card services. Wholesale banking provides banking services for middle market and commercial real estate customers, not-for-profit organizations, government contractors and embassy and diplomatic customers. Wholesale banking also provides cash management services, investment management services (through Riggs Investment Advisors) and (through its Multi-Employer Property Trust unit) as trustee to a commingled real estate fund.

The Banking Segment operations at June 30, 2004 are primarily conducted through 49 branch offices and 151 ATMs in and around Washington, D.C.

International Banking

The International Banking Segment includes the Washington-based embassy banking business, the London banking subsidiary, Riggs Bank Europe Ltd. (RBEL), and an Edge Act chartered subsidiary in Miami. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes an international private-client services division, which has offices in London and in Jersey (Channel Islands), and Riggs Bank & Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.

As previously noted, Riggs will exit or sell its international banking business. Riggs is pursuing a buyer for its London and Channel Islands operations, closing its Edge Act chartered subsidiary in Miami and exiting its foreign embassy relationships.

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

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
JUNE 30, 2004	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$36,751	$2,064	$18,032	$—	$6,042	$(6,382)	$56,507
Interest Expense	2,925	1,515	8,839	—	10,358	(6,382)	17,255
Funds Transfer Income (Expense)	(340)	9,109	(9,441)	—	672		—

Net Interest Income (Loss)	33,486	9,658	(248)	—	(3,644)	—	39,252
Provision for Loan Losses	—	—	—	—	—		—

Net Interest Income (Loss) after Provision	$33,486	$9,658	$(248)	$—	$(3,644)	$—	$39,252

NONINTEREST INCOME
Noninterest Income-External Customers	$21,380	$317	$796	$2,008	$1,164		$25,665
Intersegment Noninterest Income	670	336	—	—	479	(1,485)	—

Total Noninterest Income	$22,050	$653	$796	$2,008	$1,643	$(1,485)	$25,665

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,179	$70	$1	$3	$3,210		$4,463
Direct Expense	22,882	3,522	1,161	149	69,933	(1,485)	96,162
Overhead and Support	24,262	28,828	532	—	(53,622)		—

Total Noninterest Expense	$48,323	$32,420	$1,694	$152	$19,521	$(1,485)	$100,625

Income (Loss) Before Taxes and Minority Interest	$7,213	$(22,109)	$(1,146)	$1,856	$(21,522)	$—	$(35,708)

Taxes	$1,799	$(1,117)	$(280)	$—	$(5,878)		$(5,476)
Minority Interest	—	—	—	13	1,018		1,031

Income (Loss) from Continuing Operations	$5,414	$(20,992)	$(866)	$1,843	$(16,662)	$—	$(31,263)

Income (Loss) from Discontinued Operations, net of taxes		(3,112)				—	(3,112)

Net Income (Loss)	$5,414	$(24,104)	$(866)	$1,843	$(16,662)	$—	$(34,375)

Total Average Assets	$3,688,993	$559,857	$2,819,766	$45,813	$653,045	$(1,185,152)	$6,582,322

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
JUNE 30, 2003	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$38,638	$3,292	$20,887	$3	$8,338	$(12,283)	$58,875
Interest Expense	6,729	4,678	5,998	—	9,529	(12,283)	14,651
Funds Transfer Income (Expense)	4,110	10,725	(16,478)	(744)	2,387		—

Net Interest Income (Loss)	36,019	9,339	(1,589)	(741)	1,196	—	44,224
Provision for Loan Losses	(722)	(93)	—	—	—		(815)

Net Interest Income (Loss) after Provision	$35,297	$9,246	$(1,589)	$(741)	$1,196	$—	$43,409

NONINTEREST INCOME
Noninterest Income-External Customers	$21,474	$718	$7,432	$(400)	$13		$29,237
Intersegment Noninterest Income	1,492	42	—	—	520	(2,054)	—

Total Noninterest Income	$22,966	$760	$7,432	$(400)	$533	$(2,054)	$29,237

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,033	$43	$2	$4	$2,364		$3,446
Direct Expense	26,558	3,872	992	218	25,509	(2,054)	55,095
Overhead and Support	21,653	2,696	768	107	(25,224)		—

Total Noninterest Expense	$49,244	$6,611	$1,762	$329	$2,649	$(2,054)	$58,541

Income (Loss) Before Taxes and Minority Interest	$9,019	$3,395	$4,081	$(1,470)	$(920)	$—	$14,105
Taxes	$2,344	$387	$1,452	$—	$53	$—	$4,236
Minority Interest	—	—	—	(4)	3,548		3,544

Income (Loss) from Continuing Operations	$6,675	$3,008	$2,629	$(1,466)	$(4,521)	$—	$6,325

Income (Loss) from Discontinued Operations, net of taxes	—	(4,556)	—	—	—	—	(4,556)

Net Income (Loss)	$6,675	$(1,548)	$2,629	$(1,466)	$(4,521)	$—	$1,769

Total Average Assets	$3,530,263	$697,154	$3,046,921	$59,235	$802,416	$(1,648,897)	$6,487,092

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SIX MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
JUNE 30, 2004	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$73,154	$5,151	$35,534	$1	$11,379	$(11,958)	$113,261
Interest Expense	5,929	4,858	15,335	—	20,709	(11,958)	34,873
Funds Transfer Income (Expense)	(1,377)	16,915	(15,513)	—	(25)	—	—

Net Interest Income (Loss)	65,848	17,208	4,686	1	(9,355)	—	78,388
Provision for Loan Losses	—	2	—	—	(2)		—

Net Interest Income (Loss) after Provision	$65,848	$17,210	$4,686	$1	$(9,357)	$—	$78,388

NONINTEREST INCOME
Noninterest Income-External Customers	$43,030	$875	$2,155	$1,841	$2,269		$50,170
Intersegment Noninterest Income	1,296	416	—	—	955	(2,667)	—

Total Noninterest Income	$44,326	$1,291	$2,155	$1,841	$3,224	$(2,667)	$50,170

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$2,325	$139	$2	$7	$6,005		$8,478
Direct Expense	45,781	7,165	2,130	299	96,280	(2,667)	148,988
Overhead and Support	41,818	31,132	844	—	(73,794)		—

Total Noninterest Expense	$89,924	$38,436	$2,976	$306	$28,491	$(2,667)	$157,466

Income (Loss) Before Taxes and Minority Interest	$20,250	$(19,935)	$3,865	$1,536	$(34,624)	$—	$(28,908)

Taxes	$5,654	$(1,123)	$1,476	$—	$(9,832)	$—	$(3,825)
Minority Interest	—	—	—	10	1,764		1,774

Income (Loss) from Continuing Operations	$14,596	$(18,812)	$2,389	$1,526	$(26,556)	$—	$(26,857)

Income (Loss) from Discontinued Operations, net of taxes	—	(3,603)	—	—	—	—	(3,603)

Net Income (Loss)	$14,596	$(22,415)	$2,389	$1,526	$(26,556)	$—	$(30,460)

Total Average Assets	$3,676,830	$604,676	$2,615,882	$45,657	$663,806	$(1,194,899)	$6,411,952

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SIX MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
JUNE 30, 2003	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$78,486	$6,240	$43,361	$8	$16,666	$(24,023)	$120,738
Interest Expense	15,140	8,733	11,012	—	19,058	(24,023)	29,920
Funds Transfer Income (Expense)	11,526	20,356	(35,301)	(1,529)	4,948		—

Net Interest Income (Loss)	74,872	17,863	(2,952)	(1,521)	2,556	—	90,818
Provision for Loan Losses	(2,044)	(168)	—	—	(3)		(2,215)

Net Interest Income (Loss) after Provision	$72,828	$17,695	$(2,952)	$(1,521)	$2,553	$—	$88,603

NONINTEREST INCOME
Noninterest Income-External Customers	$42,999	$1,544	$12,660	$(2,585)	$11		$54,629
Intersegment Noninterest Income	2,949	81	—	—	1,040	(4,070)	—

Total Noninterest Income	$45,948	$1,625	$12,660	$(2,585)	$1,051	$(4,070)	$54,629

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$2,066	$91	$5	$8	$4,699		$6,869
Direct Expense	53,507	7,905	1,969	440	48,167	(4,070)	107,918
Overhead and Support	40,756	5,002	1,516	201	(47,475)		—

Total Noninterest Expense	$96,329	$12,998	$3,490	$649	$5,391	$(4,070)	$114,787

Income (Loss) Before Taxes and Minority Interest	$22,447	$6,322	$6,218	$(4,755)	$(1,787)	$—	$28,445

Taxes	$6,266	$971	$2,268	$—	$(255)	$—	$9,250
Minority Interest	—	—	—	(21)	7,096		7,075

Income (Loss) from Continuing Operations	$16,181	$5,351	$3,950	$(4,734)	$(8,628)	$—	$12,120

Income (Loss) from Discontinued Operations, net of taxes	—	(4,422)	—	—	—	—	(4,422)

Net Income (Loss)	$16,181	$929	$3,950	$(4,734)	$(8,628)	$—	$7,698

Total Average Assets	$3,490,650	$653,055	$3,207,271	$60,222	$795,044	$(1,575,542)	$6,630,700

NOTE 7:	ACCOUNTING FOR DERIVATIVES

See Note 1 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for a discussion of the Company’s accounting policies related to derivatives.

The Company utilizes the following types of hedging instruments:

Fair Value Hedges — The Company enters into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At June 30, 2004 and 2003, Riggs had no fair value hedges.

Cash Flow Hedges — Riggs uses interest rate swaps to hedge its exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At June 30, 2004, Riggs had six such interest rate swaps with a total notional value of $45.7 million compared to seven swaps with a total notional of $46.6 million at June 30, 2003. The Company also uses foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At June 30, 2004, there were no foreign currency forward contracts compared to one such contract with a total notional value of $517 million at June 30, 2003.

Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At June 30, 2004, there were no deferred net losses on derivative instruments in Accumulated Other Comprehensive Income to be reclassified as expense during the next twelve months compared to $6 thousand of deferred net losses at June 30, 2003. The maximum term over which Riggs was hedging its exposure to the variability of cash flows was forty-six months as of June 30, 2004 and fifty-eight months as of June 30, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company uses forward exchange contracts to hedge substantially all of its net investment in a foreign subsidiary. The purpose of this hedge is to protect against adverse movements in currency exchange rates, in this case for British pounds sterling. At June 30, 2004, $174 thousand of net gains related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $575 thousand of net gains at June 30, 2003. The corresponding notional values for these periods was $76.4 million and $76.8 million, respectively.

The impact on the Consolidated Statements of Operations from these swaps was a gain of $165 thousand for the first six months of 2004 and a gain of $172 thousand for the same period in 2003. Of these gains, $155 thousand and $256 thousand are recorded in Income from Discontinued Operations at June 30, 2004 and 2003, respectively.

In addition, the Company has certain derivative instruments used to manage interest rate risk that are not designated to specific hedge relationships. These instruments are marked to market through current period earnings. At June 30, 2004 Riggs had three such interest rate contracts and four such forward contracts with a total notional value of $24.7 million compared to twenty interest rate contracts and two forward contracts with a total notional value of $81.1 million at June 30, 2003. The carrying value of these items is a net liability held for sale of $57 thousand and $434 thousand at June 30, 2004 and 2003, respectively.

NOTE 8: CONSENT ORDER, CIVIL MONEY PENALTY AND OTHER MATTERS

In July 2003, Riggs Bank N.A. (the Bank) entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the July 2003 Consent Order) with the Office of the Comptroller of the Currency (the OCC). The provisions of the July 2003 Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA).

In May 2004, the Bank entered into an additional Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the May 2004 Consent Order) with the OCC which supplements, but does not replace, the July 2003 Consent Order. At the same time, the Bank entered into a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network. These consents were entered into as a result of the banking regulators’ allegations that the Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the July 2003 Consent Order and (3) failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA compliance. The May 2004 Consent Order requires the Bank to take various actions as more fully described in the next paragraph, with respect to BSA compliance. Concurrently with the May 2004 Consent Order, the Bank was assessed and paid a civil money penalty of $25 million.

Among the more significant OCC-required actions the Bank is required to take under the May 2004 Consent Order are (1) a review and evaluation of the adequacy of the Bank’s staffing skills and levels with regard to meeting its obligations under the consent order, (2) an evaluation of the Bank’s books, records and information systems relative to the BSA and related rules and regulations and development of a plan to correct any noted deficiencies, (3) adoption, implementation and adherence to written policies for internal controls applicable to account relationships and related staffing, (4) the adoption of a Bank dividend policy which requires regulatory approval prior to the declaration of a dividend and (5) adoption, implementation and adherence to an internal audit program that, among other things, is adequate to detect irregularities in the Bank’s operations, determine the Bank’s compliance with all applicable laws, rules and regulations and evaluates adherence to established policies and procedures. The May 2004 Consent Order also requires that the Bank review previously filed Suspicious Activity Reports (SARs) and Currency Transaction Reports (CTRs) to ascertain that those reports were accurately filed and to review the activity from January 1, 2001 in all accounts identified as high risk to ensure that SARs and CTRs have been filed as appropriate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Also in May 2004, the Company and Riggs International Banking Corporation (RIBC), the Company’s Miami Edge Act subsidiary, entered into a Cease and Desist Order with the Board of Governors of the Federal Reserve System (the Federal Reserve) which generally requires that (1) the Company hire an independent consultant to review the functions and performance of the Board of Directors and senior management, (2) the Company’s Board of Directors submit a plan to the Federal Reserve Bank of Richmond to strengthen board oversight of the management and operations of the Company and its subsidiaries, (3) the Company submit to the Federal Reserve Bank of Richmond a plan to improve the risk management practices of the Company and its subsidiaries, and (4) the Company submit to the Federal Reserve Bank of Richmond an internal audit program. The Cease and Desist Order also generally requires that (1) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with all applicable provisions of the BSA and related rules and regulations, (2) RIBC submit to the Federal Reserve Bank of Atlanta a customer due diligence program (3) RIBC engage the services of a qualified independent firm to conduct a review of account and transaction activity to determine whether suspicious activities in accounts, if any, were properly identified and reported, and (4) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control. Once such plans are approved by the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta, as the case may be, the Cease and Desist Order requires that the Company and RIBC, as the case may be, adopt and comply with such plans. The Cease and Desist Order does not impose a monetary penalty, but does require, however, that the Company obtain prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve prior to declaring or paying dividends, paying interest on its trust preferred securities or acquiring its own stock. The operations of RIBC are currently being wound down.

The July 2003 Consent Order, the May 2004 Consent Orders and the Cease and Desist Order allow the regulators to take whatever future actions deemed necessary to fulfill their regulatory obligations and remain in effect until waived or terminated by the regulators.

Primarily as a direct result of the above noted BSA criticisms, each of the Bank and the Company has been designated as being in a “troubled condition” by the OCC and the Federal Reserve, respectively. A bank or bank holding company that is classified as being in a troubled condition must have any new director or executive officer approved in advance by the OCC or Federal Reserve, as the case may be, and is subject to restrictions on making severance payments to its directors, officers and employees under the Federal Deposit Insurance Corporation’s (FDIC) “golden parachute regulations.” In addition, entities that are in a “troubled condition” are subject to increased regulatory supervision. The increased regulatory supervision has resulted and is expected to continue to result in more frequent and intensive examinations.

The Company’s BSA-related regulatory problems have significantly increased its costs of doing business and the company expects to continue to incur significant expenses in connection therewith. During the first half of 2004, Riggs had approximately $7.9 million of consulting and legal costs attributable to these matters. Because it has been designated as being in a troubled condition, the Bank’s FDIC quarterly insurance assessment increased by approximately $250 thousand from the first to the second quarter of 2004.

The July 2003 Consent Order is included in a Current Report on Form 8-K dated July 17, 2003 and the May 2004 Consent Order and the Cease and Desist Order are included in a Current Report on Form 8-K dated May 17, 2004.

As noted in Form 10-Q for the quarterly period ended March 31, 2004, the Bank serves as trustee for the MEPT. The governing document provides for amendment of the trust. Such amendment may include the naming of a new trustee and subsequent transitioning of the trustee from Riggs to another entity. Riggs continues to negotiate with other participants in the trust regarding the transitioning to another trustee and the amount and timing of the consideration to be received by the Company.

NOTE 9:	RELATED PARTY TRANSACTIONS

Prior to and during the six months ended June 30, 2004, the Company entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At June 30, 2004, the Company had $206.2 million of debt payable to Riggs Capital II, an unconsolidated subsidiary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10:	NEW FINANCIAL ACCOUNTING STANDARDS

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. SAB No. 105 provides guidance regarding loan commitments accounted for as derivative instruments, and is effective for quarters beginning April 1, 2004. The Company is currently retaining substantially all of the loans it originates and therefore SAB No. 105 does not have a material impact.

NOTE 11:	LITIGATION

In the normal course of business there are other lawsuits pending against Riggs National Corporation and its subsidiaries. The Company intends to aggressively defend itself against such suits.

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against the Company’s Board of Directors. On April 17, 2004, Company shareholders filed a purported derivative action in the Superior Court of the District of Columbia against the Company’s Board of Directors, substantially similar to the actions filed by Company shareholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints each allege that the Company violated its fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Company with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

The Company is subject to numerous investigations by, and inquiries from, various U.S. and foreign government agencies and authorities. Some of the investigations and inquiries involve current or former employees of the Company. These investigations and inquiries include, among other things, accounts maintained by Equatorial Guinea, Saudi Arabia and Augusto Pinochet and the Company’s anti-money laundering and BSA compliance. In connection with investigations regarding the Company’s Chief Risk Officer resulting from his formerly being the OCC examiner in charge of the Bank, the Company has placed such officer on leave. The Company is currently in the process of attempting to review these matters. It is not possible for the Company to predict the impact or effect of these investigations, inquiries and matters.

Certain Riggs Bank directors or executive officers have been added as defendants to a criminal Spanish court action involving the accounts of Augusto Pinochet.

NOTE 12:	NET PERIODIC PENSION COST

The Company’s net periodic costs for the pension plan and postretirement health and life insurance benefits are as follows:

Components of Net Period Benefit Cost
(IN THOUSANDS)

	RIGGS NATIONAL CORPORATION
	Six months ended June 30,
			Other Post
	Pension		Retirement Benefits
	2004	2003	2004	2003

Service cost	$119	$120	$245	$259
Interest cost	3,181	3,160	855	832
Expected return on plan assets	(4,043)	(3,935)	—	—
Amortization of transition amount	—	—	178	178
Amortization of prior service cost	(57)	(60)	(1,535)	(1,535)
Amortization of the net (gain) loss	2,545	2,660	1,653	1,662

Net periodic benefit cost	$1,745	$1,945	$1,396	$1,396

The Company did not make any contributions to the pension plan during the six month periods ending June 30, 2004 and 2003. The Company has not yet determined whether it will make a contribution to the pension plan in 2004.

NOTE 13:	PENDING MERGER

On July 16, 2004, The PNC Financial Services Group, Inc. (PNC) and Riggs National Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) under which PNC agreed to acquire the Company.

Under the terms of the Merger Agreement, Riggs National Corporation will merge into PNC and Riggs Bank will merge into PNC Bank, National Association. Riggs shareholders will be entitled to receive the merger consideration in shares of PNC’s common stock or in cash, subject to proration. The aggregate consideration, based upon the number of shares outstanding at the time the Merger Agreement was signed is composed of 7,533,648 shares of PNC’s common stock and $321 million in cash, subject to adjustment. The actual value of the merger consideration to be paid upon closing will depend on the average stock price of PNC’s common stock for the five trading days

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

prior to the merger and the cash and stock components on a per Riggs share basis will be determined at that time based on the average PNC common stock price so that each share of Riggs receives consideration representing equal value based on that average price. Riggs options outstanding as of the merger will be cashed out. Total consideration paid by PNC is expected to be approximately $774 million based upon PNC’s stock value and the number of Riggs shares outstanding at the time of the merger announcement.

In connection with the merger, Riggs has agreed to coordinate its dividend record and payment dates with those of PNC by using the same record and payment dates used by PNC for payments of cash dividends on PNC common stock. Accordingly, Riggs expects to pay its next quarterly dividend in October 2004, subject to prior regulatory approval.

PNC has indicated to Riggs that it anticipates that the merger will be completed in the first quarter of 2005.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to June 30, 2004, Riggs entered into an agreement to sell a bank property in London and agreed to a Letter of Intent to sell the corporate aircraft formerly used in support of its international operations. The anticipated capital gain on the bank property in London is approximately $2.5 million. Net proceeds from the sale of the corporate aircraft approximate its carrying value and the transaction is expected to be completed within the next 30 days.

The Company retained the firm of Crowe Chizek (Crowe) to manage Project EPS, a two year long project to modernize the Company’s technology platform and re-design various operational processes. Under the terms of the Master Professional Services Agreement (MPSA) with Crowe, Crowe was to be compensated in part based upon the monetary benefit derived by the Company as a result of specific projects and initiatives managed by them. On several of these projects and initiatives, Riggs and Crowe do not agree as to the amount of benefits that Riggs has derived and, in July 2004, the Company and Crowe mutually agreed to attempt to resolve the matter through the mediation process set forth in the MPSA. Crowe has also alleged material default by the Company of a number of requirements of the MPSA. The Company is analyzing the Crowe default claims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations and projections about future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of business strategies, hedging activities and the Company’s trust and investment advisory income. The Company has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available and are subject to a number of risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of the business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, investigations, the ability to successfully wind down and/or sell its international business operations, general economic conditions-both domestic and international-and similar matters. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

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

The Company has 49 branch locations and 151 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. It has additional operations or subsidiaries in London (England), Miami (Florida), Jersey (Channel Islands) and Nassau (Bahamas). The Company serves an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

For a discussion of the more significant risk factors that impact Riggs, or could impact Riggs, see Item 7 of the Company’s 2003 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 3 of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a discussion of the Company’s more significant accounting policies and estimates.

EXIT FROM INTERNATIONAL BUSINESS

As noted in the Company’s Form 10-Q for the quarterly period ended March 31, 2004, Riggs had intentions to exit or sell most of its international banking business and focus its remaining embassy banking business on a select client base. Subsequent to June 30, 2004, the Company announced it would completely exit its foreign embassy banking relationships either through a sale or wind-down of activities. Accordingly, Riggs is pursuing a buyer for its London and Channel Islands operations, closing its Miami office and exiting its foreign embassy relationships. The Company is also selling its corporate aircraft used in support of its international operations.

The operating results of the London and Channel Islands operations, which are classified as held for sale and which include all recurring operating results as well as specific exit related expenses identified in the following paragraph, are reported as discontinued operations in the Consolidated Statements of Operations. The operating results of the Miami business and the embassy business, which includes the expenses identified in the following paragraph, are reported in results from continuing operations. The operating results of the embassy business and Miami are included in continuing operations since they don’t meet the accounting criteria for discontinued operations.

As part of the exit from its international business, Riggs accrued approximately $2.3 million of employee severance costs in the quarter ended June 30, 2004. This severance is payable under the terms of an existing Company policy and is therefore accrued in accordance with SFAS No. 112 (Employers’ Accounting for Postretirement Benefits). In addition, the Company recorded approximately $500 thousand of employee retention costs which are accrued in accordance with SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). The Company anticipates recording approximately $900 thousand of additional retention expense in the second half of 2004. The Company also recorded approximately $300 thousand of additional exit-related expenses in the quarter ended June 30, 2004, most of which pertain to accruals for leasehold obligations at vacated properties and writes-downs associated with abandoned fixed assets.

Approximately $800 thousand of the above expenses are included in results from continuing operations, impacting the Banking Segment, and approximately $2.3 million is included in the results of discontinued operations, impacting the International Banking Segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

The Company recorded an impairment charge on its corporate aircraft that is held for sale of $7.1 million during the second quarter of 2004. The amount of this charge was based upon an offer to purchase reduced by estimated selling costs. Consistent with its policy of allocating the operating costs of the aircraft, 45% of the impairment charge was allocated to the International Banking Segment, 25% of the impairment charge was allocated across all segments as part of general corporate overhead and 30% was charged to the Other Segment.

The assets and liabilities that are held for sale at June 30, 2004, which are valued in the aggregate at the lower of cost or estimated market value include:

Assets:
Cash	$7,037
Time Deposits with Other Banks	130,753
Loans	152,558
Bank Premises and Equipment	39,124
Other Assets	3,486

Total	$332,958

Liabilities:
Noninterest-Bearing Demand Deposits	$21,128
Interest-Bearing Deposits	139,929
Other Liabilities	5,685

Total	$166,742

As noted above, the Company is attempting to sell its London and Channel Islands operations. If a buyer cannot be found, Riggs will wind down these operations. A wind down would result in increased costs primarily related to the London pension plan and lease breakage fees. The Company estimates that these increased costs are approximately $8.0 to $11.0 million.

RESULTS OF OPERATIONS

The Company recorded a loss from continuing operations of $31.3 million, or $(1.07) per share, and a net loss of $34.4 million, or $(1.18) per share, in the second quarter of 2004 compared to income from continuing operations of $6.3 million, or $0.22 per diluted share, and net income of $1.8 million, or $0.06 per diluted share, in the second quarter of 2003. The second quarter 2004 and 2003 results, which were, respectively, a net loss and net income, include the results of both continuing and discontinued operations. For the six months ended June 30, 2004, the Company reported a loss from continuing operations of $26.9 million, or $(0.93) per share, and a net loss of $30.5 million, or $(1.05) per share. During the comparable period of 2003, Riggs recorded income from continuing operations of $12.1 million and net income of $7.7 million, or $0.42 and $0.27 per diluted share, respectively. The net loss for the six months of 2004 and the net income for the six months of 2003 include the results of both continuing and discontinued operations. The decrease in earnings in the second quarter of 2004 was due primarily to the previously disclosed $25.0 million civil money penalty assessed by banking regulators for alleged violations of the Bank Secrecy Act (BSA). No tax benefit has been realized as a result of this penalty. In addition, in the second quarter of 2004 the Company incurred approximately $7.2 million of consulting, legal and other costs directly related to its BSA compliance efforts. Also in the second quarter of 2004, the Company recorded $10.2 million of expense related to the implementation of its exit from the international banking business. Of the $10.2 million, approximately $2.3 million is included in loss from discontinued operations and represents primarily employee severance arrangements. The remaining amount, which is included in loss from continuing operations, includes a $7.1 million impairment charge taken on the corporate aircraft. The remaining expense included in the results of continuing operations is primarily attributable to employee retention programs. The Company is attempting to sell its London and Channel Islands operations. If a satisfactory buyer for these operations cannot be located, the Company will wind down these operations which, as noted above, could result in additional costs of approximately $8.0 to $11.0 million.

Return on average assets was (2.10)% and (.96)% for the three and six months ended June 30, 2004 compared to .11% and .23% for the same periods a year ago. Return on average shareholders’ equity was (38.68)% and (16.63)% for the three and six months ended June 30, 2004 compared to 1.81% and 3.95% for the same periods of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $40.4 million in the second quarter of 2004, a $5.0 million (or 11%) decrease from the $45.4 million for the same quarter in 2003. This decrease was attributable to both a decrease in the tax-equivalent rate earned on interest-earning assets and an increase in the rate paid on interest-bearing liabilities. Interest income on a tax equivalent basis declined $2.4 million, or 4%, in the second quarter of 2004 compared to the second quarter of 2003. This decline in interest income is primarily attributable to decreases in rates on loans and securities available for sale, which decreased 40 and 24 basis points, respectively, as well as changes in the mix of average earning assets.

Average interest-bearing liabilities declined from the second quarter of 2003 to the comparable period of 2004, while rates on these liabilities increased from 1.18% to 1.52% in the same time period. The net decline in balances was entirely in interest-bearing deposits, which decreased by $1.10 billion, primarily as a result of a mid-2003 methodology change in the way the U.S. Treasury compensates financial agent banks as discussed below. Rates on interest-bearing deposits declined by 20 basis points year-to-year. The decline in interest bearing deposits was partially offset by increases in FHLB borrowings and long-term debt. Averages balances in that category increased $461.7 million for the three months ended June 30, 2004 compared to the same period a year ago. The rate on FHLB borrowings and long term debt increased from 2.93% to 4.30% in the same period, due to new advances in the second quarter of 2004 for which the Company is paying higher rates, the reclassification of debt payable to the trusts which issued trust preferred securities as discussed below, variable advances outstanding that converted into higher fixed term rates, and the overall higher rate environment compared to the prior year.

For the six months ended June 30, 2004, net interest income was $80.8 million, a $12.4 million decrease from the $93.2 million for the six months ended June 30, 2003. As occurred in the three month period-to-period comparison, the decline was primarily due to declines in rates on loans and investment securities available for sale, and the increase in volume and rates on FHLB borrowings and other long-term debt. These factors simultaneously decreased interest income and increased interest expense.

Net interest income in 2004 compared to 2003 was adversely impacted by a mid-year change in 2003 in the methodology by which the U.S. Treasury compensates financial agent banks, such as Riggs. Prior to July 14, 2003, and therefore including the first and second quarters of 2003, Riggs as a financial agent bank was compensated by net interest earned on interest-bearing U.S. Treasury deposits. These deposits required collateral in the form of available for sale securities to be pledged against the deposits. Hence, for the first and second quarters of 2003, the methodology by which the U.S. Treasury compensated financial agent banks affected the average balance of interest-earning assets, interest-bearing liabilities and, as a result, net interest income. Beginning July 14, 2003, Riggs utilized non-interest bearing U.S. Treasury deposits to purchase a non-marketable, U.S. Treasury-issued depositary compensation security (DCS) for the same amount as the U.S. Treasury deposits. The DCS and deposit balances were netted in the Consolidated Statements of Financial Condition in accordance with FIN 39 (Offsetting of Amount Related to Certain Contracts) and, therefore, not included in either average interest-earnings assets or average interest-bearing liabilities during the first quarter of 2004. Effective March 2004, the U.S. Treasury neither maintains funds at Riggs to compensate it as a financial agent bank nor does Riggs hold a U.S. Treasury DCS. Rather, commencing in March 2004, Riggs invoices the U.S. Treasury on a monthly basis for services performed as a financial agent bank. Income earned by Riggs in its capacity as a financial agent bank in the second quarter of and year-to-date 2004 was $2.0 million and $4.4 million, respectively, and is reflected as a component of noninterest income. The average balance of deposits maintained by the U.S. Treasury to compensate Riggs as a financial agent bank during the second quarter and first six months of 2003 was approximately $520.3 million and $825.2 million, respectively.

During the second quarter and first six months of 2003, guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures were reported, net of the amount of these securities which had been repurchased by the Company, as minority interest. Accordingly, the expense of these debentures was included in the Consolidated Statement of Operations for the periods ended June 30, 2003 as minority interest in income of subsidiaries, net of taxes. During the first half of 2003, therefore, these debentures had no impact on the reported net interest income of the Company. On October 1, 2003, however, the Company adopted FIN 46 (Consolidation of Variable Interest Entities) and therefore ceased consolidating Riggs Capital and Riggs Capital II, the business trusts which had issued its Series A and Series C debentures.

Riggs Capital II, the issuer of $200 million of 8.875% Series C debentures, remains an unconsolidated entity at June 30, 2004 and, accordingly, the $206.2 million of Riggs National Corporation (Parent Company) debt payable to Riggs Capital II is a liability of the Company at this date. Interest on this debt for the second quarter and first six months of 2004 in the amount of $4.6 million and $9.1 million, respectively, is included in long-term interest expense in the Consolidated Statement of Operations. At June 30, 2004, the Company owned $49.9 million of the Series C debentures which are classified as securities held to maturity on the Consolidated Statements of Condition. The average of Series C debentures owned by the Company during the second quarter and first half of 2004 was $49.9 million and $24.4 million, respectively, and the income earned on these securities was $1.1 million and $2.2 million, respectively. Therefore the deconsolidation of Riggs Capital II had a $3.5 million and $6.9 million adverse impact on net interest income in the three and six months ended June 30, 2004 when compared to the three and six month periods of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

Riggs Capital, the issuer of $150 million of 8.625% Series A debentures, was also deconsolidated upon the adoption of FIN 46 in 2003. In February 2004, however, the Company, which had also been acquiring these securities, acquired sufficient Series A debentures so that it owned more than 50% of all such debentures and, accordingly, reconsolidated this entity as the Company is the primary beneficiary of Riggs Capital. As a result, the debt payable by Riggs National Corporation (Parent Company) to Riggs Capital at June 30, 2004 and the related interest expense since reconsolidation have been eliminated in consolidation. Interest expense on this debt which was incurred prior to reconsolidation amounted to $1.1 million and is included in interest expense on long-term debt in the Consolidated Statements of Operations for the six months ended June 30, 2004. Prior to reconsolidation, the Series A debentures owned by the Company were classified as held to maturity securities in the Consolidated Statements of Condition. These securities had an average balance of $29.9 million for the first quarter of 2004 and $14.9 million for the first six months of 2004 and $0.5 million of interest income on these securities is included in interest income for the six months prior to reconsolidation. Therefore the deconsolidation of Riggs Capital had a $0.6 million adverse impact on net interest income in the first half of 2004 compared to the comparable period of the prior year.

At June 30, 2004, the Series A debentures outstanding are netted against the Series A debentures owned by the Company and reflected in the Consolidated Statements of Condition as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. The expense related to these debentures is reflected in the Consolidated Statements of Operations as minority interest expense, net of taxes.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2004 VS. 2003			JUNE 30, 2004 VS. 2003
(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(3,105)	$2,135	$(970)	$(7,879)	$4,711	$(3,168)
Securities Available for Sale	(1,351)	(622)	(1,973)	(1,698)	(2,635)	(4,333)
Securities Held to Maturity	—	1,096	1,096	—	2,646	2,646
Time Deposits with Other Banks	95	(149)	(54)	(93)	(109)	(202)
Federal Funds Sold and Reverse Repurchase Agreements	(166)	(306)	(472)	(522)	(1,902)	(2,424)

Total Interest Income	(4,527)	2,154	(2,373)	(10,192)	2,711	(7,481)

Interest Expense:
Interest-Bearing Deposits	(1,787)	(2,114)	(3,901)	(4,500)	(4,135)	(8,635)
Repurchase Agreements and Other Short-Term Borrowings	(989)	922	(67)	(583)	1,507	924
FHLB Borrowings and Other Long-Term Debt	2,158	4,414	6,572	3,119	9,545	12,664

Total Interest Expense	(618)	3,222	2,604	(1,964)	6,917	4,953

Net Interest Income	$(3,909)	$(1,068)	$(4,977)	$(8,228)	$(4,206)	$(12,434)

(1) -	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in the Company’s Average Statements of Condition and changes to its margin for the quarters ended June 30 follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	JUNE 30, 2004			JUNE 30, 2003
(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,106,269	$39,278	5.09%	$2,939,424	$40,248	5.49%
Securities Held to Maturity	49,775	1,096	8.86	—	—	—
Securities Available for Sale (3)	2,136,647	16,507	3.11	2,209,490	18,480	3.35
Time Deposits with Other Banks	31,472	166	2.12	66,812	220	1.32
Federal Funds Sold and Reverse Repurchase Agreements	256,726	648	1.02	367,802	1,120	1.22

Total Earning Assets and Average Rate Earned (5)	5,580,889	57,695	4.16	5,583,528	60,068	4.32
Reserve for Loan Losses	(26,065)			(23,259)
Cash and Due from Banks	195,766			172,197
Assets Held for Sale	369,743			335,285
Other Assets	461,989			419,341

Total Assets	$6,582,322			$6,487,092

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$2,940,871	$4,877	0.67%	$4,038,611	$8,778	0.87%
Repurchase Agreements and Other Short-Term Borrowings	694,580	2,281	1.32	463,029	2,348	2.03
FHLB Borrowings and Other Long-Term Debt	944,188	10,097	4.30	482,503	3,525	2.93

Total Interest-Bearing Funds and Average Rate Paid	4,579,639	17,255	1.52	4,984,143	14,651	1.18
Demand Deposits (4)	1,257,677			536,870
Liabilities Held for Sale	209,152			196,207
Other Liabilities	105,740			128,418
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	72,634			248,584
Shareholders’ Equity	357,480			392,870

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,582,322			$6,487,092

NET INTEREST INCOME AND SPREAD		$40,440	2.64%		$45,417	3.14%

NET INTEREST MARGIN ON EARNING ASSETS			2.91%			3.26%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5) -	Includes loans held for sale but excludes venture capital investments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in the Company’s Average Statements of Condition and changes to its margin for the six months ended June 30 follows:

	SIX MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2004			JUNE 30, 2003
(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,105,141	$78,842	5.11%	$2,933,878	$82,010	5.64%
Securities Held to Maturity	63,719	2,646	8.35	—	—	—
Securities Available for Sale (3)	2,057,608	33,118	3.24	2,219,750	37,451	3.40
Time Deposits with Other Banks	42,145	181	.86	64,083	383	1.21
Federal Funds Sold and Reverse Repurchase Agreements	174,863	880	1.01	537,956	3,304	1.24

Total Earning Assets and Average Rate Earned (5)	5,443,476	115,667	4.27	5,755,667	123,148	4.31
Reserve for Loan Losses	(26,331)			(22,955)
Cash and Due from Banks	183,206			167,792
Assets Held for Sale	371,805			316,121
Other Assets	439,796			414,075

Total Assets	$6,411,952			$6,630,700

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,168,156	$10,262	0.65%	$4,253,557	$18,897	0.90%
Repurchase Agreements and Other Short-Term Borrowings	673,559	4,509	1.35	456,468	3,585	1.58
FHLB Borrowings and Other Long-Term Debt	888,545	20,102	4.55	439,243	7,438	3.41

Total Interest-Bearing Funds and Average Rate Paid	4,730,260	34,873	1.48	5,149,268	29,920	1.17
Demand Deposits (4)	936,248			538,323
Liabilities Held for Sale	222,145			178,027
Other Liabilities	99,092			123,889
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	55,919			248,584
Shareholders’ Equity	368,288			392,609

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,411,952			$6,630,700

NET INTEREST INCOME AND SPREAD		$80,794	2.79%		$93,228	3.14%

NET INTEREST MARGIN ON EARNING ASSETS			2.98%			3.27%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5) -	Includes loans held for sale but excludes venture capital investments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003

Total Loans	55%	52%	57%	51%
Securities Available for Sale	38	40	38	39
Securities Held to Maturity	1	—	1	—
Time Deposits with Other Banks	1	1	1	1
Federal Funds Sold & Reverse Repurchase Agreements	5	7	3	9

Total Average Earning Assets	100%	100%	100%	100%

Interest-Bearing Deposits	64%	81%	67%	83%
Repurchase Agreements & Other Short-Term Borrowings	15	9	14	9
Long-Term Debt	21	10	19	8

Total Average Interest Bearing Liabilities	100%	100%	100%	100%

NONINTEREST INCOME

Noninterest income for the second quarter of 2004 totaled $25.7 million, a decrease of 12% from the $29.2 million in the second quarter of 2003. This decrease resulted primarily from a $6.5 million reduction in securities gains, partially offset by an increase in venture capital gains from the comparable quarter of the prior year of $2.4 million and an increase in service charges of $900 thousand. Significant securities gains had been recorded in the second quarter of 2003 as the Company sold high-coupon mortgage-backed securities that were prepaying rapidly. The increase in service charges and fees from the prior year was partly due to the previously described change in how the U.S. Treasury compensates financial agent banks such as Riggs. The earnings on the DCS for the quarter ended June 30, 2004 were $2.0 million. There was no comparable DCS income in the second quarter of 2003. Deposit service charges and overdraft fees declined by $603 thousand primarily due to a reduction in the number of low balance accounts as a result of the implementation of higher fees.

Noninterest income for the six months ended June 30, 2004 totaled $50.2 million, a decrease of $4.4 million from the $54.6 million recorded for the comparable period at June 30, 2003. The decrease was primarily due to a decrease in securities gains from the prior year of $10.9 million, resulting from the aforementioned sale of mortgage-backed securities. These decreases in securities gains were partially offset by an increase in venture capital gains and increases in service charges and fees of $1.7 million. Offsetting the increases were decreases in deposit account and overdraft fees of $1.4 million due to a smaller number of low balance accounts as the result of the implementation of higher fees.

Trust and investment advisory income, which did not change significantly year to year, impacts the Riggs & Company segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment and service charge income primarily impacts the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 2004 was $100.6 million, an increase of $42.1 million from the $58.5 million reported for the three months ended June 30, 2003. The 72% increase in noninterest expense from the second quarter of 2003 is comprised of the following:

Salaries and Employee Benefits	$3.6	million
Occupancy, Net	0.6
Data Processing Services	(3.2)
Furniture, Equipment and Software	3.8
Legal Fees	3.0
Regulatory Fine	25.0
Consultants	(0.3)
Other Noninterest Expense	9.6

	$42.1	million

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

The $3.6 million increase in salaries and employee benefits includes approximately $2.3 million in employee severance benefits related to a reduction in the Company’s workforce due to the Company’s decision to exit the international banking business and, in addition, approximately $500 thousand of employee retention related costs.

Net occupancy costs rose $634 thousand, or 14%, in the second quarter of 2004 compared with the second quarter of 2003 primarily due to increases in property rentals ($142 thousand) and bank premises depreciation ($133 thousand). Increases in rents, new branches, remodeling of existing branches and building improvements on other existing buildings contributed to the increase.

Data processing expense decreased by $3.2 million, or 66%, in the second quarter of 2004 compared to the second quarter of 2003 as a result of changing third party service providers. This change was implemented in the third and fourth quarters of 2003 as part of the Company’s previously reported Enhancing Performance and Service project (Project EPS). Because of this change, and the different ways service providers invoice the Company for services performed, many of the costs in categories of noninterest expense other than data processing services during the quarter ended June 30, 2004 were contained in data processing services in the second quarter of 2003.

Furniture, equipment and software expense for the second quarter of 2004 increased by $3.8 million from the comparable 2003 period. The primary components of the change are increased software amortization and equipment depreciation. This increase is attributable to new equipment and related maintenance agreements procured in conjunction with Project EPS.

Consultant expense decreased $356 thousand, or 8%, from the second quarter of 2003 to the second quarter of 2004 primarily due to the completion of Project EPS in late-2003. This decrease was offset, however, by increased legal and other non interest expense related to the Company’s continuing Bank Secrecy Act (BSA) compliance matters in the amount of $7.2 million. See Consent Order, Notification of Possible Assessment of Civil Money Penalties and Other Regulatory Matters. The Company anticipates that consulting and other BSA related expenses will increase in the second half of 2004 because of continuing BSA related compliance efforts.

Other noninterest expense in the second quarter of 2004 was $23.1 million, a $9.6 million increase from the second quarter of 2003. The largest component of this increase was the previously disclosed $7.1 million impairment charge on the corporate jet.

For the six months ended June 30, 2004, noninterest expense increased $42.7 million, or 37%, to $157.5 million from the prior year’s six month total of $114.8 million. Salaries and employee benefits increased $6.4 million, or 12%, with $2.3 million of the increase attributable to the previously mentioned employee severance benefits associated with the Company’s exit from the international banking business.

Data processing services expense decreased $6.8 million, or 67% for the six months ended June 30, 2004 versus 2003, due to the change in service providers described previously for the three month variance. And, furniture and equipment expense increased $3.6 million to $10.7 million mostly due to increased software amortization and depreciation expense on equipment acquired in conjunction with Project EPS.

Other noninterest expense increased by $11.7 million, primarily due to the previously mentioned $7.1 million in impairment charges taken on the corporate jet, and increased advertising and public relations expense of $2.2 million due to a marketing campaign in the second quarter of 2004.

EFFECTIVE TAX RATES

The effective tax rate on Income (Loss) Before Taxes and Minority Interest from Continuing Operations for the six month period ended June 30, 2004 was 13% compared to 33% during the same period of the prior year.

The primary reasons for this tax rate decrease were twofold: the nondeductibility of the $25 million civil money penalty assessed and paid during the second quarter and the establishment of an additional $2.5 million valuation allowance relating to a portion of the domestic net operating loss carryforward that is subject to separate return limitation year restrictions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $2.29 billion as of June 30, 2004, compared to $1.83 billion as of year-end 2003 and $2.19 billion as of June 30, 2003. The activity for the first six months of 2004 included purchases of securities available for sale totaling $18.02 billion, which were partially offset by maturities and calls, principal payments and sales of securities available for sale totaling $17.52 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 2.4 years and 3.03%, respectively, as of June 30, 2004. As of June 30, 2003, the weighted-average duration and yield were approximately 1.2 years and 3.24%, respectively.

Details on securities available for sale follow:

	JUNE 30, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$301,999	$—	$—	$301,999
State and Municipal Securities	26,832	49	799	26,082
Government Agencies Securities	792,778	—	8,725	784,053
Mortgage-Backed Securities	1,154,510	25	26,990	1,127,545
Other Securities	52,072	165	—	52,237

Total Securities Available for Sale	$2,328,191	$239	$36,514	$2,291,916

	DECEMBER 31, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$25,103	$—	$29	$25,074
State and Municipal Securities	24,917	145	44	25,018
Government Agencies Securities	720,212	506	3,191	717,527
Mortgage-Backed Securities	1,012,635	1,547	6,933	1,007,249
Other Securities	51,831	119	—	51,950

Total Securities Available for Sale	$1,834,698	$2,317	$10,197	$1,826,818

	JUNE 30, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$30,141	$19	$4	$30,156
Government Agencies Securities	1,179,480	3,036	70	1,182,446
Mortgage-Backed Securities	915,720	12,360	638	927,442
Other Securities	51,886	41	—	51,927

Total Securities Available for Sale	$2,177,227	$15,456	$712	$2,191,971

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

Realized gains from the sale of securities totaled $231 thousand for the six months ended June 30, 2004, and realized losses totaled $5 thousand. For the six months ended June 30, 2003, realized gains were $6.5 million and there were no realized losses.

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

At June 30, 2004, state and municipal securities classified as available for sale were $26.1 million, or approximately 1% of the portfolio.

LOANS

As of June 30, 2004, loans outstanding totaled $3.24 billion, with residential mortgage/home equity, commercial and financial and real estate- commercial/construction comprising 49%, 16% and 26% of the portfolio, respectively. At June 30, 2003 these percentages were 51%, 18% and 21%, respectively. The residential mortgage/home equity loans are generally fully secured with approximately 7% having a loan to value ratio of 90% or greater.

As indicated in the following table, total loans increased from $3.00 billion at June 30, 2003 to $3.24 billion at June 30, 2004. The increases were primarily in the real estate-commercial/construction and home equity loan portfolios.

As of June 30, 2004, foreign loans outstanding totaled $220.8 million, a decrease of $78.2 million from December 31, 2003 and $14.6 million from June 30, 2003. However, as of June 30, 2004, $154.1 million of these loans have been transferred to assets held for sale on the Consolidated Statement of Condition as part of the Company’s previously announced plan to exit or sell its international banking businesses.

Riggs periodically purchases residential mortgage loans for asset/liability management purposes. Since June 30, 2003, the Company has purchased $94.4 million of these loans at a net premium of approximately $1.4 million. The Company does not anticipate purchasing residential mortgage loans during the remainder of 2004.

COMPOSITION OF LOAN PORTFOLIO

	JUNE 30,		DECEMBER 31,		JUNE 30,
	2004		2003		2003

(IN THOUSANDS)
Commercial and Financial	$524,896	16%	$581,223	18%	$525,467	18%
Real Estate — Commercial/Construction	835,726	26	815,004	25	628,360	21
Residential Mortgage	1,225,256	38	1,155,603	36	1,266,091	42
Home Equity	369,187	11	306,599	10	269,890	9
Consumer	64,042	2	64,403	2	63,073	2
Foreign	220,824	7	299,055	9	235,444	8

Total Loans	$3,239,931	100%	$3,221,887	100%	$2,988,325	100%

Net Deferred Loan Fees, Premiums and Discounts	3,648		3,267		7,088

Loans	$3,243,579		$3,225,154		$2,995,413
Loans Transferred to Assets Held for Sale	(154,079)		—		—

Loans	$3,089,500		$3,225,154		$2,995,413

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	SIX MONTHS ENDED
	JUNE 30,
(IN THOUSANDS)	2004	2003

Balance, January 1	$28,285	$25,958
Provision for loan losses	—	2,215

Loans charged-off	2,123	2,146
Less: Recoveries on charged-off loans	1,141	775

Net loan charge-offs	982	1,371

Transfer to lower of cost or market valuation allowance	(1,521)	—
Provisions and net charge-off activity reclassified to Discontinued Operations	—	(474)

Foreign exchange translation adjustments	19	57

Balance, June 30	$25,801	$26,385

The reserve amount is determined based on the risk of loss in the loan portfolio. For the six month period ended June 30, 2004, the Company had no consolidated loan loss provision and for the six month period ended June 30, 2003, Riggs had a consolidated loan loss provision of $2.2 million. The Company’s reserve for loan losses decreased by approximately $2.5 million, or 9%, from December 31, 2003 to June 30, 2004 while nonperforming assets, as noted below, decreased by approximately $1.3 million, or 53%, during the same period. $1.5 million of the decrease in the reserve balance for the first six months of 2004 consisted of the transfer to assets held for sale that portion of the reserve associated with the foreign entities now held for sale. This is in conjunction with our previously announced business strategy to reduce the Company’s risk exposure in the international banking business.

Foreign loans and other credits may be adversely affected by sudden political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instability. See Note 15 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans, other real estate (net of reserves) and repossessed assets, totaled $1.1 million as of June 30, 2004, a $1.2 million decrease from the year-end 2003 total of $2.3 million and a $3.4 million decrease from the June 30, 2003 total of $4.5 million. Of the $1.1 million balance at June 30, 2004, $89 thousand is recorded in the Banking segment and $1.0 million is in the International Banking segment. As part of the Company’s business strategy to exit international banking, the $1.0 million of International Banking nonperforming assets are classified as held for sale in the Company’s Statement of Condition. The decrease in nonperforming assets from June 30, 2003 was mainly due to activity in the London based portfolio, which recorded $3.4 million in charge-offs and $1.3 million in sales and repayments in its commercial loan portfolio. These reductions were partially offset by additions to the nonperforming asset portfolio of $1.2 million. There were no renegotiated loans at June 30, 2004 and 2003, and December 31, 2003. As of June 30, 2004 the Company had no specific reserves for loan losses.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans and consumer loans that are in the process of collection and that are accruing interest. Loans past-due over 90 days decreased $500 thousand from June 30, 2003 to $9.0 million at June 30, 2004 and decreased $3.2 million from December 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

	JUNE 30,	DECEMBER 31,	JUNE 30,
(IN THOUSANDS)	2004	2003	2003

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$1,093	$2,308	$4,431
Other Real Estate and Repossessed Assets, Net	4	40	85

Total Nonperforming Assets	$1,097	$2,348	$4,516

30-89 DAYS PAST-DUE LOANS (2)	$33,947	$32,043	$23,237

90+ DAYS PAST-DUE LOANS (3)	$9,004	$12,178	$9,513

POTENTIAL PROBLEM LOANS	$1,578	$814	$913

(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2)	Loans contractually past due 30-89 days or more in principal or interest.

(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are the Company’s primary source of funds. Deposits totaled $4.42 billion as of June 30, 2004, an increase of $130.8 million from $4.29 billion at December 31, 2003 and a decrease of $1.01 billion from $5.43 billion at June 30, 2003. Compared to the June 30, 2003 balance, deposits decreased significantly in all interest-bearing deposit accounts, with the largest decreases occurring in time deposits in both domestic and foreign offices. Time deposits in domestic and foreign offices decreased by $910.0 million and $316.6 million, respectively. The decrease in time deposits in domestic offices was primarily due to the previously described change in how the U.S. Treasury compensates financial agent banks. The amount of DCS purchased in mid-July 2003 upon implementation of the new methodology was approximately $1.11 billion. Demand deposits increased $668.1 million from June 30, 2003 and $616.5 million from December 31, 2003, due to approximately $700.0 million in uncleared checks written when the Company closed several embassy banking deposit accounts. The closing of these accounts is part of the Bank’s business strategy for exiting its international banking business.

As a means of reducing deposit reserve requirements, Riggs periodically sweeps excess demand funds into money market accounts. The average balances transferred for the three months ended June 30, 2004 and 2003, which are not included in demand deposits in the Average Statement of Condition, were $476.1 million and $491.5 million, respectively. For the six month period ended June 30, 2004 and 2003, the average amounts transferred were $476.5 and $481.8, respectively.

FHLB BORROWINGS AND OTHER LONG-TERM DEBT

Long-term debt at June 30, 2004 consisted of $66.5 million, 9.65% fixed rate, subordinated debentures due in 2009, $446.0 million in FHLB advances, $270.0 million in long-term repurchase agreements, and $206.2 million in debt payable to Riggs Capital II, the issuer of the Series C trust preferred securities. At June 30, 2003, long-term debt consisted of the $66.5 million subordinated debentures and $349.0 million in FHLB advances, and at December 31, 2003 long-term debt included the $66.5 million in debentures, $279.0 in FHLB advances, $206.0 million in long-term repurchase agreements, and $360.8 in debt payable to issuers of trust preferred securities. The subordinated debentures cannot be called. Once the remaining maturity term is less than five years, the amount includible in Tier II capital is discounted. At June 16, 2004, the amount includible in Tier II capital decreased to 80%. Every twelve months thereafter the portion includible decreases to 60%, 40% and 20%, respectively. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%. The FHLB advances at June 30, 2004 have maturity dates through 2007 and carry a blended rate of 2.51%. Of the $349.0 million in FHLB advances at June 30, 2004, $125.0 million is callable in 2005. The long-term repurchase agreements at June 30, 2004 also have maturity dates through 2007 and carry a blended interest rate of 1.60%. $100.0 million of long-term repurchase agreements is callable in 2004 and $50.0 million is callable in 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

The Company adopted FIN46 (Consolidation of Variable Interest Entities) on October 1, 2003. At the time of the adoption of FIN 46 and at December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In the quarter and six months ended June 30, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding debt of Riggs Capital and Riggs Capital II and reported as minority interest in the Consolidated Statements of Condition. The interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning with the quarter ended December 31, 2003, the trust preferred securities owned by Riggs are classified as securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has which is payable to Riggs Capital and Riggs Capital II, is included in long-term debt. Beginning the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable to Riggs Capital and Riggs Capital II is included in interest expense.

During the first quarter of 2004 the Company acquired sufficient Series A securities so that it owned more than 50% of all such securities and, accordingly, the Company reconsolidated the subsidiary that issued the securities beginning in February 2004 as the Company was deemed to be the primary beneficiary of Riggs Capital. At June 30, 2004, the Series A securities are reflected in the Consolidated Statements of Financial Condition, net of the Series A securities Riggs owns, as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. Since reconsolidation, the cost of these securities are reflected in the Consolidated Statements of Income as minority interest in income of subsidiaries, net of taxes.

At June 30, 2004, the amount of the Series C, 8.875% securities classified as held to maturity is $49.9 million. See also “Shareholders’ Equity and Regulatory Capital” below.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Riggs maintains liquidity to meet the needs of depositors, borrowers and creditors. The Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see Item 3-Sensitivity to Market Risk). As of June 30, 2004, the Company’s liquid assets, which include cash and due from banks, government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.83 billion (42% of total assets). This compares to $2.44 billion (38% of total assets) as of December 31, 2003 and $3.58 billion (50% of total assets) as of June 30, 2003. As of June 30, 2004, $950.9 million of the Company’s assets were pledged to secure deposits and other borrowings.

At June 30, 2004, the Bank had approximately $1.23 billion of unencumbered securities, approximately $384.7 million in federal funds sold and other short-term investments and approximately $299.6 million remaining on its Federal Home Loan Bank and Federal Reserve lines of credit for total liquid assets and lines of credit of approximately $1.91 billion. Riggs has additional liquidity available to it through the brokered certificate of deposit market.

FHLB advances have maturity dates through 2007 and bear rates of interest from .67% to 3.70%. At June 30, 2004, Riggs has $270.0 million of repurchase agreements outstanding, which have maturity dates through 2007 and bear interest rates from .64% to 3.02%. Both the FHLB borrowings and long-term reverse repurchase agreements are discussed in further detail in “FHLB Borrowings and Other Long-Term Debt” in this Management’s Discussion and Analysis.

In accordance with the May 2004 Consent Order, the Bank must obtain prior approval of the OCC before it can declare a dividend to its shareholder, Riggs National Corporation. In accordance with the Cease and Desist Order, Riggs National Corporation must obtain the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve before it declares a dividend to its shareholders.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity as of June 30, 2004 was $327.7 million, a decrease of $45.8 million from year-end 2003 and a decrease of $64.4 million

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

from a year ago. The decrease from year-end was primarily the result of a net loss of $30.5 million, net unrealized losses on the investment portfolio of $18.6 million, and dividends payments of $2.9 million. This decrease was partially offset by the issuance of common stock in the amount of $6.6 million. The decrease from June 30, 2003 was primarily the result of a net loss of $37.2 million, net unrealized securities losses of $33.4 million, and dividends paid of $5.8 million. This decrease was partially offset by the issuance of common stock of $10.2 million.

Book value per common share was $11.23 as of June 30, 2004 compared to $13.02 as of year-end 2003 and $13.74 as of June 30, 2003. The changes in book value from June 30 of the prior year and from year-end 2003 were primarily the result of the aforementioned changes in equity.

The following are the Company’s regulatory capital ratios and those of Riggs Bank N.A., the Company’s principal operating subsidiary, as of June 30, 2004 and 2003, and December 31, 2003. It should be noted that the Company’s trust preferred securities, which at June 30, 2004 carried a blended interest rate of 8.79%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate is significantly higher than the target federal funds rate at June 30, 2004, of 1.25%. Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations.

Because of FIN 46 and, as of June 30, 2004 the deconsolidation of one of the two entities that has issued trust preferred securities, regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of Tier I regulatory capital. The Company has determined that it and the Bank would continue to be “well capitalized” at June 30, 2004 without including the trust preferred securities as a component of regulatory capital.

During the first quarter of 2004, the Company purchased for cash $19.3 million of trust preferred securities. The average rate on these securities was 8.65% and Riggs paid a premium of $805 thousand. These first quarter purchases will result in annualized interest expense savings of $197 thousand and after-tax minority interest expense savings of $954 thousand.

					TO BE WELL
					CAPITALIZED
					UNDER PROMPT
					CORRECTIVE
	JUNE 30,	JUNE 30,	DECEMBER 31,	REQUIRED	ACTION
	2004	2003	2003	MINIMUMS	PROVISIONS

RIGGS NATIONAL CORPORATION:
Tier I	11.11%	13.24%	12.52%	4.00%	6.00%
Combined Tier I and Tier II	15.57	18.85	17.81	8.00	10.00
Leverage	7.03	7.82	8.41	4.00	5.00

RIGGS BANK N.A.:
Tier I	10.07%	12.10%	11.08%	4.00%	6.00%
Combined Tier I and Tier II	10.71	12.82	11.82	8.00	10.00
Leverage	6.47	7.21	7.52	4.00	5.00

The ratios of total shareholders’ equity to total assets were 4.86%, 5.86%, and 5.46% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

SENSITIVITY TO MARKET RISK

Riggs is exposed to various market risks which are discussed in the Company’s Annual Report on Form 10-K. Interest-rate risk is a pervasive risk which may have a material impact on the Company’s financial performance especially during periods of rapid and/or significant interest rate changes. Because of this, the Company has established an Asset/Liability Committee(ALCO) to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of the Company’s operations in an effort to provide a stable net interest margin while maintaining desired levels of liquidity and capital. This entails the management of overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. Riggs also has risk associated with foreign currency exchange which it attempts to mitigate through various hedges. See Note 7-Accounting for Derivatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Riggs manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of June 30, 2004, the most likely interest rate scenario calls for the federal funds target rate rising in July 2004 to 1.25%, to 2.0% by December 2004, to 3.0% by December 2005, and to 3.75% by July 2006, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of June 30, 2004 are shown below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM JUNE 30, 2004

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:

Net Interest Income Increase/(Decrease)	(0.6)%	1.2%	(2.1)%	(0.1)%

Net Interest Income Increase/(Decrease)	$(824)	$1,721	$(9,239)	$(294)

(1) Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.

2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.

3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of June 30, 2004, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 5%, the Company guideline for a 12-month time horizon. For a 300 basis point movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 10%, the Company guideline for a 36-month time horizon. The results of the simulation for June 30, 2004 indicated that the Bank was liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings are benefited in a declining rate environment from increasing spreads on fixed-rate assets, but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

In managing interest-rate risk, ALCO uses financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of interest-rate risk and can effectively alter the interest-rate sensitivity of portions of the Statements of Condition for specified periods of time. Along with financial derivative instruments, the income simulation model includes short-term financial instruments, investment securities, loans, deposits, and other borrowings.

Though the methodologies previously discussed provide a meaningful representation of the Company’s interest-rate and market risk sensitivity, factors other than changes in the interest-rate environment, such as levels of non-earning assets, and changes in the composition of earning assets and liabilities, may affect the risk sensitivity, and, therefore, net interest income. As with any method of measuring interest-rate risk, certain shortcomings are inherent in the model. As such, the predictive value of our model is not guaranteed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

COMMITMENTS AND CONTINGENCIES

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of June 30, 2004 and 2003, and December 31, 2003 are:

	JUNE 30,	JUNE 30,	DECEMBER 31,
	2004	2003	2003

Commitments to extend credit	$1,471,914	$1,214,979	$1,327,070

Commercial letters of credit	34,463	50,929	46,273

Stand-by letters of credit	60,227	62,788	60,115

At June 30, 2004, a liability of $126 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit compared to $223 thousand at June 30, 2003 and $167 thousand at December 31, 2003.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $7.7 million and $12.5 million at June 30, 2004 and 2003, respectively.

CONSENT ORDER, CIVIL MONEY PENALTY AND OTHER MATTERS

In July 2003, Riggs Bank N.A. (the Bank) entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the July 2003 Consent Order) with the Office of the Comptroller of the Currency (the OCC). The provisions of the July 2003 Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA).

In May 2004, the Bank entered into an additional Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the May 2004 Consent Order) with the OCC which supplements, but does not replace, the July 2003 Consent Order. At the same time, the Bank entered into a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network. These consents were entered into as a result of the banking regulators’ allegations that the Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the July 2003 Consent Order and (3) failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA compliance. The May 2004 Consent Order requires the Bank to take various actions as more fully described in the next paragraph, with respect to BSA compliance. Concurrently with the May 2004 Consent Order, the Bank was assessed and paid a civil money penalty of $25 million.

Among the more significant OCC-required actions the Bank is required to take under the May 2004 Consent Order are (1) a review and evaluation of the adequacy of the Bank’s staffing skills and levels with regard to meeting its obligations under the consent order, (2) an evaluation of the Bank’s books, records and information systems relative to the BSA and related rules and regulations and development of a plan to correct any noted deficiencies, (3) adoption, implementation and adherence to written policies for internal controls applicable to account relationships and related staffing, (4) the adoption of a Bank dividend policy which requires regulatory approval prior to the declaration of a dividend and (5) adoption, implementation and adherence to an internal audit program that, among other things, is adequate to detect irregularities in the Bank’s operations, determine the Bank’s compliance with all applicable laws, rules and regulations and evaluates adherence to established policies and procedures. The May 2004 Consent Order also requires that the Bank review previously filed Suspicious Activity Reports (SARs) and Currency Transaction Reports (CTRs) to ascertain that those reports were accurately filed and to review the activity from January 1, 2001 in all accounts identified as high risk to ensure that SARs have been filed as appropriate.

Also in May 2004, the Company and Riggs International Banking Corporation (RIBC), the Company’s Miami Edge Act subsidiary, entered into a Cease and Desist Order with the Board of Governors of the Federal Reserve System (the Federal Reserve) which generally requires that (1) the Company hire an independent consultant to review the functions and performance of the Board of Directors and senior management, (2) the Company’s Board of Directors submit a plan to the Federal Reserve Bank of Richmond to strengthen board oversight of the management and

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

operations of the Company and its subsidiaries, (3) the Company submit to the Federal Reserve Bank of Richmond a plan to improve the risk management practices of the Company and its subsidiaries, and (4) the Company submit to the Federal Reserve Bank of Richmond an internal audit program. The Cease and Desist Order also generally requires that (1) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with all applicable provisions of the BSA and related rules and regulations, (2) RIBC submit to the Federal Reserve Bank of Atlanta a customer due diligence program (3) RIBC engage the services of a qualified independent firm to conduct a review of account and transaction activity to determine whether suspicious activities in accounts, if any, were properly identified and reported, and (4) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control. Once such plans are approved by the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta, as the case may be, the Cease and Desist Order requires the Company and RIBC, as the case may be, adopt and comply with such plans. The Cease and Desist Order does not impose a monetary penalty, but does require, however, that the Company obtain prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve prior to declaring or paying dividends, paying interest on its trust preferred securities or acquiring its own stock. The operations of RIBC are currently being wound down.

The July 2003 Consent Order, the May 2004 Consent Orders and the Cease and Desist Order allow the regulators to take whatever future actions deemed necessary to fulfill their regulatory obligations and remain in effect until waived or terminated by the regulators.

Primarily as a direct result of the BSA criticisms, each of the Bank and the Company has been designated as being in a “troubled condition” by the OCC and the Federal Reserve, respectively. A bank or bank holding company that is classified as being in a troubled condition must have any new director or executive officer approved in advance by the OCC or Federal Reserve, as the case may be, and is subject to restrictions on making severance payments to its directors, officers and employees under the Federal Deposit Insurance Corporation’s (FDIC) “golden parachute regulations.” In addition, entities that are in a “ troubled condition” are subject to increased regulatory supervision. The increased regulatory supervision has resulted and is expected to continue to result in more frequent and intensive-examinations.

The Company’s BSA-related regulatory problems have significantly increased its costs of doing business and the company expects to continue to incur significant expenses in connection therewith. During the first half of 2004, Riggs had approximately $7.9 million of consulting and legal costs attributable to these matters. Because it has been designated as being in a troubled condition, the Bank’s FDIC quarterly insurance assessment increased by approximately $250 thousand from the first to the second quarter of 2004.

The July 2003 Consent Order is included in a Current Report on Form 8-K dated July 17, 2003 and the May 2004 Consent Order and the Cease and Desist Order are included in a Current Report on Form 8-K dated May 17, 2004.

As noted in Form 10-Q for the quarterly period ended March 31, 2004, the Bank serves as trustee for the MEPT. The governing document provides for amendment of the trust. Such amendment may include the naming of a new trustee and subsequent transitioning of the trustee from Riggs to another entity. Riggs continues to negotiate with other participants in the trust regarding the transitioning to another trustee and the amount and timing of the consideration to be received by the Company.

PENDING MERGER

On July 16, 2004, the PNC Financial Services Group, Inc. (PNC) and Riggs National Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) under which PNC agreed to acquire the Company.

Under the terms of the Merger Agreement, Riggs National Corporation will merge into PNC and Riggs Bank will merge into PNC Bank, National Association. Riggs shareholders will be entitled to receive the merger consideration in shares of PNC’s common stock or in cash, subject to proration. The aggregate consideration, based upon the number of shares outstanding at the time the Merger Agreement was signed is composed of 7,533,648 shares of PNC’s common stock and $321 million in cash, subject to adjustment. The actual value of the merger consideration to be paid upon closing will depend on the average stock price of PNC’s common stock for the five trading days prior to the merger and the cash and stock components on a per Riggs share basis will be determined at that time based on the average PNC common stock price so that each share of Riggs receives consideration representing equal value based on that average price. Riggs options outstanding as of the merger will be cashed out. Total consideration paid by PNC is expected to be approximately $774 million based upon PNC’s stock value and the number of Riggs’ shares outstanding at the time of the merger announcement.

In connection with the merger, Riggs has agreed to coordinate its dividend record and payment dates with those of PNC by using the same record and payment dates used by PNC for payments of cash dividends on PNC common stock. Accordingly, Riggs expects to pay its next quarterly dividend in October 2004, subject to prior regulatory approval.

PNC has indicated to Riggs that it anticipates that the merger will be completed in the first quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

SUBSEQUENT EVENTS

Subsequent to June 30, 2004, Riggs entered into an agreement to sell a bank property in London and agreed to a Letter of Intent to sell the corporate aircraft formerly used in support of its international operations. The anticipated capital gain on the bank property is approximately $2.5 million. Net proceeds from the sale of the corporate aircraft approximate its carrying value and the transaction is expected to be completed within the next 30 days.

The Company retained the firm of Crowe Chizek (Crowe) to manage Project EPS, a two year long project to modernize the Company’s technology platform and re-design various operational processes. Under the terms of the Master Professional Services Agreement (MPSA) with Crowe, Crowe was to be compensated in part based upon the monetary benefit derived by the Company as a result of specific projects and initiatives managed by them. On several of these projects and initiatives, Riggs and Crowe do not agree as to the amount of benefits that Riggs has derived and, in July 2004, the Company and Crowe mutually agreed to attempt to resolve the matter through the mediation process set forth in the MPSA. Crowe has also alleged material default by the Company of a number of requirements of the MPSA. The Company is analyzing the Crowe default claims.

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

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against the Company’s Board of Directors. On April 17, 2004, Company shareholders filed a purported derivative action in the Superior Court of the District of Columbia against the Company’s Board of Directors, substantially similar to the actions filed by Company shareholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints each allege that the Company violated its fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Company with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

The Company is subject to numerous investigations by, and inquiries from, various U.S. and foreign governmental agencies and authorities. Some of the investigations and inquiries involve current or former employees of the Company. These investigations and inquiries include, among others things, accounts maintained by Equatorial Guinea, Saudi Arabia and Augusto Pinochet and the Company’s anti-money laundering and BSA compliance. In connection with investigations regarding the Company’s Chief Risk Officer resulting from his formerly being the OCC examiner in charge of the Bank, the Company has placed such officer on leave. The Company is currently in the process of attempting to review these matters. It is not possible for the Company to predict the impact or effect of these investigations, inquiries and matters.

Certain Riggs Bank directors or executive officers have been added as defendants to a criminal Spanish court action involving the accounts of Augusto Pinochet.

PART II     OTHER INFORMATION, CONTINUED

ITEM 2.	CHANGES IN SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the shareholders of the Corporation was held on May 27, 2004, in Washington, D.C. Chairman of the Board Robert L. Allbritton presided and 28,827,653 of the 28,987,512 shares outstanding as of the record date of April 20, 2004 were represented in person or by proxy.

1-Election of Directors

Nominees for membership on the Board of Directors of the Corporation, listed below, were elected by the shareholders. The following schedule lists the number of shares cast for each nominee:

	Total	Total
	Votes For	Votes Withheld

Robert L. Allbritton	22,819,584	5,307,984
J. Carter Beese, Jr.	22,902,327	5,307,984
Charles A. Camalier, III	21,519,669	5,307,984
Lawrence I. Hebert	22,908,471	5,307,984
Steven B. Pfeiffer	21,630,750	5,307,984
Robert L. Sloan	21,907,171	5,307,984
Anthony P. Terracciano	25,816,407	5,307,984
Jack Valenti	21,817,175	5,307,984
William L. Walton	24,857,462	5,307,984
Eddie N. Williams	24,394,034	5,307,984

2-Proposal to Ratify the Election of the Independent Public Accountants

By a vote of 22,421,215 For, to 4,383,858 Against, with 22,581 Abstaining, the Corporation’s shareholders adopted a proposal to ratify KPMG LLP as the independent accountants. KPMG LLP has served as the Corporation’s independent public accountants since March 2002.

3-Proposal to Publish Statement of Political Contributions

By a vote of 2,194,663 For, to 18,119,825 Against, with 863,093 Abstaining, the Corporation’s shareholders rejected a proposal to have the Corporation publish in newspapers of general circulation in major U.S. cities a detailed statement of political contributions made by the Corporation.

PART II    OTHER INFORMATION, CONTINUED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on page 44 are incorporated by reference or filed herewith in response to this item.

(b)	Reports on Form 8-K

On April 29, 2004, the Company furnished a Form 8-K to announce earnings for the quarter and year ended March 31, 2004.

On May 13, 2004, the Company filed a Form 8-K to announce it had entered into a Stipulation and Consent to the Issuance of a Consent Order with the Office of the Comptroller of the Currency and a Consent Order of Civil Money Penalty.

On May 27, 2004, the Company filed a Form 8-K to announce the retirement of Timothy C. Coughlin, President of Riggs National Corporation.

On May 28, 2004, the Company filed a Form 8-K to announce it had hired Lehman Brothers to assist it in evaluating strategic business alternatives, including a possible business combination with a third party.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date:	August 9, 2004	/s/ ROBERT L. ALLBRITTON

Robert L. Allbritton Chairman of the Board and Chief Executive Officer

Date:	August 9, 2004	/s/ STEVEN T. TAMBURO

Steven T. Tamburo Treasurer (Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGES
NO.

(2.1)	Agreement and Plan of Merger between The PNC Financial Services Group, Inc. and Riggs National Corporation, dated as of July 16, 2004	45-95

(10.2)	Lawrence Connell employment agreement, dated April 6, 2004	96-103

(31.1)	Chief Executive Officer Section 302 Certification of Quarterly Report on Form 10-Q	104

(31.2)	Chief Financial Officer Section 302 Certification of Quarterly Report on Form 10-Q	105

(32.1)	Chief Executive Officer Section 906 Certification of Quarterly Report on Form 10-Q	106

(32.2)	Chief Financial Officer Section 906 Certification of Quarterly Report on Form 10-Q	107

(Exhibits omitted are not required or not applicable.)