Form 10-Q
period 2004-09-30
RIGGS NATIONAL CORP
filed 2004-11-09
CIK 350847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes   __X__ .  No   ___ .

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   __X__ .  No   ___ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	31,619,053
(Title of Class)	(Outstanding at October 29, 2004)

Transitional Small Business Format
Yes   ___ .   No    x .

RIGGS NATIONAL CORPORATION

Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Riggs” and the “Company” refer to Riggs National Corporation and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED
RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

INTEREST INCOME
Interest and Fees on Loans	$39,040	$35,882	$116,144	$116,690
Interest and Dividends on Securities Held to Maturity	1,096	—	3,742	—
Interest and Dividends on Securities Available for Sale	15,636	13,977	48,135	50,904
Interest on Time Deposits with Other Banks	784	1,243	2,961	3,868
Interest on Federal Funds Sold and Reverse Repurchase Agreements	432	666	1,312	3,970

Total Interest Income	56,988	51,768	172,294	175,432
INTEREST EXPENSE
Interest on Deposits:
Savings and NOW Accounts	140	109	392	386
Money Market Deposit Accounts	1,609	2,416	5,474	9,475
Time Deposits in Domestic Offices	5,981	3,356	11,255	13,627
Time Deposits in Foreign Offices	377	784	1,453	2,866

Total Interest on Deposits	8,107	6,665	18,574	26,354

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	2,613	1,306	7,122	4,893
FHLB Borrowings and Other Long-Term Debt	10,309	4,461	30,411	11,899

Total Interest on Short-Term Borrowings and Long-Term Debt	12,922	5,767	37,533	16,792

Total Interest Expense	21,029	12,432	56,107	43,146

Net Interest Income	35,959	39,336	116,187	132,286
Provision for Loan Losses	750	580	750	2,321

Net Interest Income after Provision for Loan Losses	35,209	38,756	115,437	129,965
NONINTEREST INCOME
Trust and Investment Advisory Income	8,392	8,962	27,185	27,719
Service Charges and Fees	12,183	12,645	37,733	36,365
Venture Capital Investment Gains (Losses), Net	1,110	(979)	2,951	(3,637)
Other Noninterest Income	1,983	6,318	6,804	11,096
Securities Gains, Net	1	1,423	228	12,557

Total Noninterest Income	23,669	28,369	74,901	84,100
NONINTEREST EXPENSE
Salaries and Employee Benefits	28,345	30,437	92,285	85,674
Occupancy, Net	5,777	5,244	16,932	15,452
Data Processing Services	1,790	4,699	5,149	14,834
Furniture, Equipment and Software	6,453	4,153	17,780	11,558
Regulatory Fine	—	—	25,000	—
Legal Fees	13,028	1,192	18,095	3,156
Consultants	6,739	4,784	11,737	10,943
Other Noninterest Expense	17,841	14,741	57,556	46,429

Total Noninterest Expense	79,973	65,250	244,534	188,046

Income (Loss) before Taxes and Minority Interest	(21,095)	1,875	(54,196)	26,019
Applicable Income Tax Expense (Benefit)	(11,695)	(1,767)	(15,315)	7,518
Minority Interest in Income of Subsidiaries, Net of Taxes	1,024	3,542	2,798	10,617

Income (Loss) from Continuing Operations	$(10,424)	$100	$(41,679)	$7,884

Income (Loss) from Discontinued Operations (Including Loss from Disposal of $304 Thousand)	126	(27)	648	(212)
Applicable Income Tax Expense (Benefit)	(300)	(66)	(573)	(165)

Net Income (Loss) from Discontinued Operations	426	39	1,221	(47)

Net Income (Loss)	$(9,998)	$139	$(40,458)	$7,837

EARNINGS (LOSS) PER SHARE-CONTINUING OPERATIONS Basic	$(0.34)	$0.00	$(1.42)	$0.28
Diluted	(0.34)	0.00	(1.42)	0.27
EARNINGS (LOSS) PER SHARE - DISCONTINUED OPERATIONS Basic	$0.01	$0.00	$0.04	$0.00
Diluted	0.01	0.00	0.04	0.00
EARNINGS (LOSS) PER SHARE- Basic	$(0.33)	$0.00	$(1.37)	$0.27
Diluted	(0.33)	0.00	(1.37)	0.27
DIVIDENDS DECLARED AND PAID PER SHARE	$0.00	$0.05	$0.10	$0.15

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
				2004	2003	2003

ASSETS
Cash and Due from Banks				$263,084	$325,975	$201,140
Federal Funds Sold and Reverse Repurchase Agreements				—	—	75,000

Total Cash and Cash Equivalents				263,084	325,975	276,140
Time Deposits with Other Banks				98,287	287,077	258,241
Securities Held to Maturity (Fair Value of $54,350 at September 30, 2004 and $115,319 at December 31, 2003)				49,862	107,891	—
Securities Available for Sale (at Market Value)				1,771,590	1,826,818	1,782,636
Venture Capital Investments				41,938	43,356	43,956
Loans				3,097,570	3,225,154	2,945,677
Reserve for Loan Losses				(25,912)	(28,285)	(26,697)

Total Net Loans				3,071,658	3,196,869	2,918,980
Premises and Equipment, Net				180,895	226,502	208,624
Assets Held for Sale				198,803	—	—
Other Assets				223,596	306,113	326,983

Total Assets				$5,899,713	$6,320,601	$5,815,560
LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits				$502,423	$673,610	$629,473
Interest-Bearing Deposits:
Savings and NOW Accounts				246,119	294,546	270,901
Money Market Deposit Accounts				1,718,963	2,378,779	2,252,195
Time Deposits in Domestic Offices				1,189,561	585,260	564,430
Time Deposits in Foreign Offices				62,294	354,037	315,125

Total Interest-Bearing Deposits				3,216,937	3,612,622	3,402,651

Total Deposits				3,719,360	4,286,232	4,032,124
Repurchase Agreements and Other Short-Term Borrowings				594,047	670,382	494,036
Liabilities Held for Sale				67,137	—	—
Other Liabilities				84,993	78,134	92,929
FHLB Borrowings and Other Long-Term Debt				988,693	912,333	571,525

Total Liabilities				5,454,230	5,947,081	5,190,614
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES				72,634	—	242,109

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value	9/30/2004	12/31/2003	9/30/2003

Authorized Shares	50,000,000	50,000,000	50,000,000
Issued Shares	34,892,402	31,998,260	31,927,187
Outstanding Shares	31,550,481	28,680,138	28,609,065
Treasury Shares	3,341,921	3,318,122	3,318,122	87,231	79,996	79,818
Additional Paid in Capital				212,712	174,396	172,001
Retained Earnings				156,777	200,131	208,403
Accumulated Other Comprehensive Loss				(11,878)	(9,380)	(5,762)
Treasury Stock				(71,993)	(71,623)	(71,623)

Total Shareholders’ Equity				372,849	373,520	382,837

Total Liabilities and Shareholders’ Equity				$5,899,713	$6,320,601	$5,815,560

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241
Comprehensive Income:
Net Income			7,837			7,837
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(12,228)		(12,228)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				1,181		1,181
Foreign Exchange Translation Adjustments				(183)		(183)

Total Other Comprehensive Loss						(11,230)

Total Comprehensive Income						(3,393)
Issuance of Common Stock for Stock Option Plans-115,165 Shares	288	1,254				1,542
Repurchase of Trust Preferred Securities, Net		(17)				(17)
Common Stock Repurchase-16,324 shares					(254)	(254)
Cash Dividends — Common Stock, $.15 per Share			(4,282)			(4,282)

Balance, September 30, 2003	$79,818	$171,984	$208,420	$(5,762)	$(71,623)	$382,837

Balance, December 31, 2003	$79,996	$174,396	$200,131	$(9,380)	$(71,623)	$373,520
Comprehensive Income:
Net Loss			(40,458)			(40,458)
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(2,798)		(2,798)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				1,210		1,210
Foreign Exchange Translation Adjustments				(910)		(910)

Total Other Comprehensive Loss						(2,498)

Total Comprehensive Loss						(42,956)
Issuance of Common Stock for Stock Option and Award Plans-2,894,142 Shares	7,235	38,876				46,111
Repurchase of Trust Preferred Securities, Net		(560)				(560)
Common Stock Repurchase-23,799 shares					(370)	(370)
Cash Dividends — Common Stock, $.10 per Share			(2,896)			(2,896)

Balance, September 30, 2004	$87,231	$212,712	$156,777	$(11,878)	$(71,993)	$372,849

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(40,458)	$7,820
Adjustments to Reconcile Net Income to Cash (Used In) Provided By Operating Activities:
Provision for Loan Losses	750	2,321
Writedown of Fixed Asset to Fair Value	7,128	—
(Gains) Losses on Venture Capital Investments	(2,951)	3,637
Depreciation Expense and Amortization	19,439	12,971
Net Gains on Sales of Securities Available for Sale and Other Assets	(2,795)	(12,557)
Increase in Other Assets	(36,799)	(10,893)
Increase in Other Liabilities	13,032	22,445

Total Adjustments	(2,196)	17,924

Net Cash (Used In) Provided By Operating Activities	(42,654)	25,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Time Deposits with Other Banks	187,262	(54,974)
Proceeds from Maturities of Securities Available for Sale	20,482,926	7,759,669
Proceeds from Sales of Securities Available for Sale	653,013	505,740
Purchases of Securities Available for Sale	(20,983,266)	(7,866,794)
Purchases of Securities Held to Maturity	(14,331)	—
Purchases of Venture Capital Investments	(2,691)	(2,658)
Proceeds from Sale of Venture Capital Investments	7,060	4,485
Net (Increase) Decrease in Loans	(39,260)	60,282
Proceeds from Sale of OREO	157	640
Net Decrease (Increase) in Premises and Equipment	10,921	(30,863)
Other, Net	20	52

Net Cash Provided By Investing Activities	301,811	375,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Non-Time Deposits	(867,052)	(27,874)
Net Increase (Decrease) in Time Deposits	365,146	(1,178,999)
Net Decrease in Short-Term Borrowings	(87,403)	(46,336)
Proceeds from Federal Home Loan Bank and Other Long-Term Borrowings	242,000	283,000
Proceeds from the Issuance of Common Stock	35,170	1,542
Dividend Payments	(2,896)	(4,282)
Repurchase of Common Stock	(379)	(254)
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	(5,724)	(6,500)

Net Cash Used In Financing Activities	(321,138)	(979,703)

Effect of Exchange Rate Changes	(910)	(183)

Net Decrease in Cash and Cash Equivalents	(62,891)	(578,563)
Cash and Cash Equivalents at Beginning of Period	325,975	854,703

Cash and Cash Equivalents at End of Period	$263,084	$276,140

SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities Sales	$—	$132,443
Interest Paid	46,582	48,142
Cash Held for Sale	552	—
Non-cash Assets Transferred to Held for Sale	198,251	—
Liabilities Transferred to Held for Sale	67,137	—

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.        BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present the Company’s results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for all of 2004. For comparability, certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications include those resulting from the 2004 announcement that the Company would discontinue the operations of several of its business subsidiaries and divisions as discussed below. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.        EXIT FROM INTERNATIONAL BUSINESS

As noted in the Company’s Form 10-Q for the quarterly period ended March 31, 2004 and June 30, 2004, Riggs had intentions to exit or sell approximately all of its international banking business and focus its remaining embassy banking business on a select client base. Subsequent to June 30, 2004, the Company announced it would completely exit its foreign embassy banking relationships either through a sale or wind-down of activities. Accordingly, Riggs is pursuing a buyer for its London and Channel Islands operations and is exiting its foreign embassy relationships, and has terminated business operations at its Miami office. In the third quarter, the Company also sold a London property and its corporate aircraft, which were used in support of its international operations. For the nine months ended September 30, 2004, the Company recorded $10.8 million of expenses related to this exit, which were partially offset by a $2.5 million gain on the sale of a property in London, resulting in net expenses of $8.3 million.

The operating results related to those portions of the London and Channel Islands operations, which are classified as held for sale and which include all recurring operating results as well as some exit related expenses, as identified in the following paragraphs, are reported as discontinued operations in the Consolidated Statements of Operations. The operating results of the embassy business, and some of the London operations, which also include expenses identified in the following paragraphs, are reported in results from continuing operations because they do not meet the accounting criteria for discontinued operations.

As part of the exit from its international business, Riggs has accrued approximately $2.3 million of employee severance costs for the nine month ended September 30, 2004. This severance is payable under the terms of an existing Company policy and is therefore accrued in accordance with SFAS No. 112 (Employers’ Accounting for Postretirement Benefits). In addition, the Company recorded approximately $1.1 million of employee retention costs which are accrued in accordance with SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). The Company anticipates recording approximately $700 thousand of additional retention expenses in the fourth quarter of 2004.

The Company also recorded approximately $7.4 million of additional exit-related expenses for the nine months ended September 30, 2004. These costs include accruals for leasehold obligations at vacated properties and write-downs associated with abandoned fixed assets in the amount of $272 thousand and an impairment charge on its corporate aircraft that was held for sale of $7.1 million during the second quarter of 2004. The amount of this charge was based upon an offer to purchase reduced by estimated selling costs. Consistent with its policy of allocating the operating costs of the aircraft, 45% of the impairment charge was allocated to the International Banking Segment, 25% of the impairment charge was allocated across all segments as part of general corporate overhead and 30% was charged to the Other Segment. Prior to the write-down, the aircraft had a book value of $34.9 million, and an adjusted book value of $27.8 million at June 30, 2004. The aircraft was sold during the third quarter with no significant gain or loss after the impairment. These expenses were partially offset by a gain in the amount of $2.5 million on the sale of a London property.

The assets and liabilities that are held for sale at September 30, 2004, which are valued at the lower of cost or estimated fair value include (in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Assets:
Cash	$552
Time Deposits with Other Banks	1,528
Securities	10,549
Loans	163,937
Bank Premises and Equipment	8,567
Other Assets	13,670

Total	$198,803

Liabilities:
Noninterest-Bearing Demand Deposits	$510
Interest-Bearing Deposits	64,456
Other Liabilities	2,171

Total	$67,137

As noted above, the Company is attempting to sell portions of its London and Channel Islands operations. If a sale cannot be consummated, Riggs will wind down these operations. A wind down would result in increased costs primarily related to the London pension plan, employee retention payments and lease breakage fees. The Company estimates net costs related to the exit from international operations will total $15.0 to $20.0 million, which includes the $8.3 million in net costs recorded year to date at September 30, 2004.

NOTE 3.        CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company has prepared the consolidated financial statements included in this Form 10-Q in conformity with U.S. generally accepted accounting principles applied on a consistent basis and which follow general practice within the banking industry. Accordingly, management of the Company is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, the provision for loan losses, noninterest income and noninterest expense during the periods presented. Based on its consideration of accounting policies that involve the most complex and subjective estimates and assumptions, as well as its analysis of whether and to what extent such estimates and assumptions will have a material impact on the Company’s financial condition or results of operations, management has identified the following critical accounting policies. Due to uncertainty inherent in these matters, actual results of future operations could differ from the estimates, judgments and assumptions used in applying these critical accounting policies.

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

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to the business, and it is possible there may be unidentified losses in the loan portfolio at September 30, 2004 that may become apparent at a later date pursuant to additional internal analysis or pursuant to comment following regulatory examination. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At September 30, 2004, the Company valued its venture capital portfolio at $41.9 million. This valuation was arrived at using a variety of factors including, but not limited to, market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements, an offer to purchase; and analysis and commentary from a fund’s Investment Manager/General Partner. The largest investment in the venture capital portfolio is valued at $3.7 million at September 30, 2004.

Because the Company has no present intention to sell or liquidate the venture capital portfolio, the valuation of venture capital investments is subject to uncertainty in that it does not represent a negotiated value between the Company, as seller, and an independent and willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could differ significantly from the recorded carrying value. The market for the type of venture capital investments Riggs holds has since 2000 been impacted by a slow economy, a depressed domestic equity market in which, notwithstanding the recent recovery of stock prices, the values of publicly traded companies have declined. Because of these market conditions, there has been a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.

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

Unrealized losses in venture capital operations have resulted in the maintenance of $11.7 million of deferred tax assets as of September 30, 2004. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. Riggs has established a valuation allowance of $2.7 million against the deferred tax asset at September 30, 2004. A $3.7 million reduction in this valuation allowance occurred during the quarter primarily due to the expected availability of additional capital gains that will be generated by future assets sales. The Company believes that the unreserved deferred tax asset balance of $9.0 million at September 30, 2004, which includes a deferred tax asset related to realized losses of $3.5 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the unreserved deferred tax asset balance to be realized.

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

Valuation of Assets and Liabilities Held for Sale
Assets and liabilities that are held for sale are valued at the lower of cost or market value. Market values have been determined by a variety of methodologies which the Company deems appropriate to arrive at an estimate fair value. The valuation of assets and liabilities held for sale do not, however, represent a binding offer to purchase these assets and liabilities from a willing and capable buyer. Actual proceeds from a sale, therefore, may be less than the carrying values.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.        EARNINGS (LOSS) PER SHARE

Earnings (loss) per share from continuing operations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Income (Loss) from Continuing Operations	$(10,424)	$(10,424)	$100	$100

Weighted-Average Shares Outstanding	30,366,567	30,366,567	28,580,404	28,580,404
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	667,777

Adjusted Weighted-Average Shares Outstanding	30,366,567	30,366,567	28,580,404	29,248,181

Earnings (Loss) Per Share-Continuing Operations	$(0.34)	$(0.34)	$0.00	$0.00

	NINE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Income (Loss) from Continuing Operations	$(41,679)	$(41,679)	$7,884	$7,884

Weighted-Average Shares Outstanding	29,455,094	29,455,094	28,547,817	28,547,817
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	513,778

Adjusted Weighted-Average Shares Outstanding	29,455,094	29,455,094	28,547,817	29,061,595

Earnings (Loss) Per Share-Continuing Operations	$(1.42)	$(1.42)	$0.28	$0.27

Earnings (loss) per share from discontinued operations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) from Discontinued Operations	$426	$426	$39	$39

Weighted-Average Shares Outstanding	30,366,567	30,366,567	28,580,404	28,580,404
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	1,452,445	n/a	667,777

Adjusted Weighted-Average Shares Outstanding	30,366,567	31,819,012	28,580,404	29,248,181

Income (Loss) Per Share-Discontinued Operations	$0.01	$0.01	$0.00	$0.00

	NINE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income from Discontinued Operations	$1,221	$1,221	$(47)	$(47)

Weighted-Average Shares Outstanding	29,455,094	29,455,094	28,547,817	28,547,817
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	1,310,477	n/a	n/a

Adjusted Weighted-Average Shares Outstanding	29,455,094	30,765,571	28,547,817	28,547,817

Income (Loss) Per Share-Discontinued Operations	$0.04	$0.04	$0.00	$0.00

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Earnings (loss) per share are as follows:	THREE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) Available to Common Shareholders	$(9,998)	$(9,998)	$139	$139

Weighted-Average Shares Outstanding	30,366,567	30,366,567	28,580,404	28,580,404
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	667,777

Adjusted Weighted-Average Shares Outstanding	30,366,567	30,366,567	28,580,404	29,248,181

Earnings (Loss) Per Share	$(0.33)	$(0.33)	$0 .00	$0.00

	NINE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2003

	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) Available to Common Shareholders	$(40,458)	$(40,458)	$7,837	$7,837

Weighted-Average Shares Outstanding	29,455,094	29,455,094	28,547,817	28,547,817
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	513,778

Adjusted Weighted-Average Shares Outstanding	29,455,094	29,455,094	28,547,817	29,061,595

Earnings (Loss) Per Share	$(1.37)	$(1.37)	$0.27	$0.27

At the end of September 2003, approximately 3.7 million stock options were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. All stock options were excluded from the calculation of diluted earnings per share at September 30, 2004 because the effect would be anti-dilutive in periods for which there was a loss. The weighted average exercise price for these options was $15.17 per share and $18.78 per share at the end of the same respective periods. During the fourth quarter of 2004, approximately 36,874 options at a weighted-average strike price of $13.83 will expire. The Company expects that a significant portion of these options will be exercised.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock-Based Employee Compensation Plans
At September 30, 2004, the Company had five stock-option plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in its 2003 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees), SFAS No. 148 (Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123) and related interpretations. There is no stock-based compensation expense for these plans reflected in the Consolidated Statements of Operations as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has also awarded time vested and performance based restricted shares. Expense related to time-vested and performance-based stock awards are reflected in the Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (Accounting for Stock-Based Compensation) to stock-based employee compensation.

EARNINGS PER SHARE-CONTINUING OPERATIONS (PRO FORMA)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004	2003	2004	2003

Net income (loss) from continuing operations, as reported	($10,424)	$100	($41,679)	$7,884
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(6)	162	646	701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(791)	(1,373)	(2,273)	(3,551)

Pro forma net income (loss)	($11,221)	(1,111)	($43,306)	$5,034

Earnings (Loss) per share-Continuing Operations
Basic-as reported	($0.34)	$0.00	($1.42)	$0.28
Basic-pro forma	($0.37)	($0.04)	($1.47)	$0.18
Diluted-as reported	($0.34)	$0.00	($1.42)	$0.28
Diluted-pro forma	($0.37)	($0.04)	($1.47)	$0.18

EARNINGS PER SHARE (PRO FORMA)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004	2003	2004	2003

Net income (loss), available to common shareholders, as reported	($9,998)	$139	($40,458)	$7,837
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	(6)	162	646	701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(791)	(1,373)	(2,273)	(3,551)

Pro forma net income (loss)	($10,795)	($1,072)	($42,085)	$4,987

Earnings (Loss) per share:
Basic-as reported	($0.34)	$0.00	($1.42)	$0.27
Basic-pro forma	($0.36)	($0.04)	($1.43)	$0.17
Diluted-as reported	($0.34)	$0.00	($1.42)	$0.27
Diluted-pro forma	($0.36)	($0.04)	($1.43)	$0.17

All stock options were excluded from the calculation of pro forma diluted earnings per share at September 30, 2004 because the effect would be anti-dilutive in periods for which there was a loss. At September 30, 2004, there were 572,468 unvested options outstanding. Upon a change of control, as defined in the 2002 Long-Term Incentive Plan, all options become fully vested. There were 3,418,786 stock options outstanding at September 30, 2004 with an exercise price range of $12.00 to $30.25 and a weighted average exercise price of $15.17. In the third quarter of 2004, 1,736,167 stock options expired unexercised and 2,373,452 options were exercised with a weighted average price of $15.66 and $14.82, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.	OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Foreign Currency Translation Adjustments	$(282)	$99	$(183)
Unrealized Gains on Securities:
Unrealized Holding Gains Arising During Period	(6,223)	2,157	(4,066)
Reclassification Adjustment for Gains Realized in Net Income	(12,557)	4,395	(8,162)

Net Unrealized Loss on Securities	(18,780)	6,552	(12,228)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,817	(636)	1,181
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	1,817	(636)	1,181

Other Comprehensive Loss	$(17,245)	$6,015	$(11,230)

NINE MONTHS ENDED SEPTEMBER 30, 2004:
Foreign Currency Translation Adjustments	$(1,400)	$490	$(910)
Unrealized Losses on Securities:
Unrealized Holding Losses Arising During Period	(4,083)	1,433	(2,650)
Reclassification Adjustment for Gains Realized in Net Income	(227)	79	(148)

Net Unrealized Losses on Securities	(4,310)	1,512	(2,798)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	1,862	(652)	1,210
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	1,862	(652)	1,210

Other Comprehensive Loss	$(3,848)	$1,350	$(2,498)

Tax (expense) benefit reflects a blended tax rate of 35% for the gain (loss) recorded in the U.S. and 30% for the gain (loss) recorded in the U.K.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	UNREALIZED
	GAIN (LOSS)	UNREALIZED	UNREALIZED	ACCUMULATED
	ON FOREIGN	GAIN (LOSS)	GAIN (LOSS)	OTHER
	CURRENCY	ON	ON	COMPREHENSIVE
	TRANSLATIONS	SECURITIES	DERIVATIVES	INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Balance, December 31, 2002	$(4,154)	$12,746	$(3,124)	$5,468
Period Change	(183)	(12,228)	1,181	(11,230)

Balance, September 30, 2003	$(4,337)	$518	$(1,943)	$(5,762)

NINE MONTHS ENDED SEPTEMBER 30, 2004:
Balance, December 31, 2003	$(2,687)	$(5,203)	$(1,490)	$(9,380)
Period Change	(910)	(2,798)	1,210	(2,498)

Balance, September 30, 2004	$(3,597)	$(8,001)	$(280)	$(11,878)

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

Following are brief descriptions of the segments:

Banking

The Banking Segment provides both community and wholesale banking services. Community banking includes traditional branch banking operations, private banking to high net worth individuals, small business banking, trust and broker-dealer services, mortgage and consumer lending and merchant card services. Wholesale banking provides banking services for middle market and commercial real estate customers, not-for-profit organizations and government contractors. Wholesale banking also provides cash management services, investment management services (through Riggs Investment Advisors) and acts as trustee (through its Multi-Employer Property Trust unit, or MEPT) to a commingled real estate fund.

The Banking Segment operations at September 30, 2004 are primarily conducted through 51 branch offices and 154 ATMs in and around Washington, D.C.

International Banking
The International Banking Segment includes the Washington-based embassy banking business, the London banking subsidiary, Riggs Bank Europe Ltd. (RBEL), and an Edge Act chartered subsidiary in Miami, where business operations were terminated in the third quarter of 2004. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes an international private-client services division, which has offices in London and in Jersey (Channel Islands), and Riggs Bank & Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.

As previously noted, Riggs will exit or sell substantially all of its international banking business. Riggs is pursuing a buyer for portions of its London and Channel Islands operations. The Company is also exiting its foreign embassy relationships.

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

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
SEPTEMBER 30, 2004	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$38,728	$3,426	$18,007	$—	$6,297	$(9,470)	$56,988
Interest Expense	3,831	2,777	12,837	—	11,054	(9,470)	21,029
Funds Transfer Income (Expense)	580	3,280	(4,295)	—	435		—

Net Interest Income (Loss)	35,477	3,929	875	—	$(4,322)	—	35,959
Provision for Loan Losses	(752)	—	—	—	2		(750)

Net Interest Income (Loss) after Provision	$34,725	$3,929	$875	$—	(4,320)	$—	$35,209

NONINTEREST INCOME
Noninterest Income-External Customers	$20,085	$779	$697	$1,110	$998		$23,669
Intersegment Noninterest Income	585	1,498	—	—	477	(2,560)	—

Total Noninterest Income	$20,670	$2,277	$697	$1,110	$1,475	$(2,560)	$23,669

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,590	$278	$1	$3	$2,841		$4,713
Direct Expense	21,404	6,228	868	148	49,172	(2,560)	75,260
Overhead and Support	21,935	3,341	374	—	(25,650)		—

Total Noninterest Expense	$44,929	$9,847	$1,243	$151	$26,363	$(2,560)	$79,973

Income (Loss) Before Taxes and Minority Interest	$10,466	$(3,641)	$329	$959	$(29,208)	$—	$(21,095)

Taxes	$3,190	$(2,107)	$35	$—	$(12,813)		$(11,695)
Minority Interest	—	—	—	7	1,017		1,024

Income (Loss) from Continuing Operations	$7,276	$(1,534)	$294	$952	$(17,412)	$—	$(10,424)

Income (Loss) from Discontinued Operations, net of taxes		426				—	426

Net Income (Loss)	$7,276	$(1,108)	$294	$952	$(17,412)	$—	$(9,998)

Total Average Assets	$3,686,903	$537,590	$2,498,333	$46,059	$565,866	$(1,325,640)	$6,009,111

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
SEPTEMBER 30, 2003	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$33,495	$4,735	$16,010	$3	$9,490	$(11,965)	$51,768
Interest Expense	3,786	4,213	5,846	—	10,552	(11,965)	12,432
Funds Transfer Income (Expense)	3,982	10,371	(18,146)	(592)	4,385		—

Net Interest Income (Loss)	33,691	10,893	$(7,982)	(589)	$3,323	—	39,336
Provision for Loan Losses	(664)	84	—	—	—		(580)

Net Interest Income (Loss) after Provision	$33,027	$10,977	(7,982)	$(589)	3,323	$—	$38,756

NONINTEREST INCOME
Noninterest Income-External Customers	$21,859	$1,302	$2,087	$(978)	$4,099		$28,369
Intersegment Noninterest Income	1,131	1,663	—	—	726	(3,520)	—

Total Noninterest Income	$22,990	$2,965	$2,087	$(978)	$4,825	$(3,520)	$28,369

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$931	$215	$1	$4	$2,464		$3,615
Direct Expense	22,487	8,324	909	185	33,250	(3,520)	61,635
Overhead and Support	22,766	5,531	1,001	48	(29,346)		—

Total Noninterest Expense	$46,184	$14,070	$1,911	$237	$6,368	$(3,520)	$65,250

Income (Loss) Before Taxes and Minority Interest	$9,833	$(128)	$(7,806)	$(1,804)	$1,780	$—	$1,875

Taxes	$3,077	$66	$(2,731)	$—	$(2,179)	$—	$(1,767)
Minority Interest	—	—	—	—	3,542		3,542

Income (Loss) from Continuing Operations	$6,756	$(194)	$(5,075)	$(1,804)	$417	$—	$100

Income (Loss) from Discontinued Operations, net of taxes	—	39	—	—	—	—	39

Net Income (Loss)	$6,756	$(155)	$(5,075)	$(1,804)	$417	$—	$139

Total Average Assets	$3,320,661	$800,502	$2,839,223	$49,714	$901,773	$(1,869,150)	$6,042,723

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NINE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
SEPTEMBER 30, 2004	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$111,880	$10,624	$53,541	$1	$17,674	$(21,426)	$172,294
Interest Expense	9,504	8,096	28,172	—	31,761	(21,426)	56,107
Funds Transfer Income (Expense)	(502)	20,363	(19,840)	—	(21)	—	—

Net Interest Income (Loss)	101,874	22,891	5,529	1	(14,108)	—	116,187
Provision for Loan Losses	(752)	2	—	—	—		(750)

Net Interest Income (Loss) after Provision	$101,122	$22,893	$5,529	$1	$(14,108)	$—	$115,437

NONINTEREST INCOME
Noninterest Income-External Customers	$62,957	$2,874	$2,852	$2,951	$3,267		$74,901
Intersegment Noninterest Income	1,762	4,975	—	—	1,432	(8,169)	—

Total Noninterest Income	$64,719	$7,849	$2,852	$2,951	$4,699	$(8,169)	$74,901

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$3,894	$880	$3	$10	$8,906		$13,693
Direct Expense	65,589	24,584	2,998	447	145,392	(8,169)	230,841
Overhead and Support	63,598	39,466	1,254	—	(104,318)		—

Total Noninterest Expense	$133,081	$64,930	$4,255	$457	$49,980	$(8,169)	$244,534

Income (Loss) Before Taxes and Minority Interest	$32,760	$(34,188)	$4,126	$2,495	$(59,389)	$—	$(54,196)

Taxes	$9,562	$(12,795)	$1,203	$—	$(13,285)	$—	$(15,315)
Minority Interest	—	—	—	17	2,781		2,798

Income (Loss) from Continuing Operations	$23,198	$(21,393)	$2,923	$2,478	$(48,885)	$—	$(41,679)

Income (Loss) from Discontinued Operations, net of taxes	—	1,221	—	—	—	—	1,221

Net Income (Loss)	$23,198	$(20,172)	$2,923	$2,478	$(48,885)	$—	$(40,458)

Total Average Assets	$3,606,751	$654,977	$2,576,699	$45,791	$596,576	$(1,239,525)	$6,241,269

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NINE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
SEPTEMBER 30, 2003	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$108,354	$14,627	$59,371	$10	$29,059	$(35,989)	$175,432
Interest Expense	16,246	14,265	16,857	—	31,767	(35,989)	43,146
Funds Transfer Income (Expense)	12,868	31,594	(53,172)	(1,893)	10,603		—

Net Interest Income (Loss)	104,976	31,956	(10,658)	(1,883)	7,895	—	132,286
Provision for Loan Losses	(2,696)	385	—	—	(10)		(2,321)

Net Interest Income (Loss) after Provision	$102,280	$32,341	$(10,658)	$(1,883)	$7,885	$—	$129,965

NONINTEREST INCOME
Noninterest Income-External Customers	$61,895	$4,174	$14,747	$(3,637)	$6,921		$84,100
Intersegment Noninterest Income	3,497	4,722	—	—	2,229	(10,448)	—

Total Noninterest Income	$65,392	$8,896	$14,747	$(3,637)	$9,150	$(10,448)	$84,100

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$2,731	$817	$6	$11	$7,316		$10,881
Direct Expense	69,295	27,997	2,826	607	86,888	(10,448)	177,165
Overhead and Support	64,137	13,795	2,510	143	(80,585)		—

Total Noninterest Expense	$136,163	$42,609	$5,342	$761	$13,619	$(10,448)	$188,046

Income (Loss) Before Taxes and Minority Interest	$31,509	$(1,372)	$(1,253)	$(6,281)	$3,416	$—	$26,019

Taxes	$9,106	$1,140	$(439)	$—	$(2,289)	$—	$7,518
Minority Interest	—	—	—	(21)	10,638		10,617

Income (Loss) from Continuing Operations	$22,403	$(2,512)	$(814)	$(6,260)	$(4,933)	$—	$7,884

Income (Loss) from Discontinued Operations, net of taxes	—	(47)	—	—	—	—	(47)

Net Income (Loss)	$22,403	$(2,559)	$(814)	$(6,260)	$(4,933)	$—	$7,837

Total Average Assets	$3,280,365	$789,721	$3,023,252	$50,226	$897,489	$(1,633,450)	$6,407,603

NOTE 7:	ACCOUNTING FOR DERIVATIVES

See Note 1 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for a discussion of the Company’s accounting policies related to derivatives.

The Company utilizes the following types of hedging instruments:

Fair Value Hedges — The Company enters into pay fixed, receive floating interest rate swaps to hedge changes in fair value of fixed rate loans attributable to changes in benchmark interest rates. At September 30, 2004 and 2003, Riggs had no fair value hedges.

Cash Flow Hedges — Riggs uses interest rate swaps to hedge its exposure to variability in expected future cash outflows on floating rate liabilities attributable to changes in interest rates. At September 30, 2004, Riggs had six such interest rate swaps with a total notional value of $45.7 million compared to seven swaps with a total notional value of $46.6 million at September 30, 2003. The Company also uses foreign currency forward contracts to hedge the foreign exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At September 30, 2004, there were no foreign currency forward contracts compared to one such contract with a total notional value of $517 thousand at September 30, 2003. Gains or losses on derivatives that are reclassified from Accumulated Other Comprehensive Income to income are included in the line in the Consolidated Statement of Operations in which the income or expense related to the hedged item is recorded. At September 30, 2004, there were no deferred net losses on derivative instruments in Accumulated Other Comprehensive Income to be reclassified as expense during the next twelve months compared to $11 thousand of deferred net losses at September 30, 2003. The maximum term over which Riggs was hedging its exposure to the variability of cash flows was forty-three months as of September 30, 2004 and twenty-one months as of September 30, 2003.

The Company uses forward exchange contracts to hedge substantially all of its net investment in a foreign subsidiary. The purpose of this hedge is to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

protect against adverse movements in currency exchange rates, in this case for British pounds sterling. At September 30, 2004, $182 thousand of net after tax losses related to the existing net investment forward exchange contract are included in Accumulated Other Comprehensive Income compared to $1.3 million of net after tax losses at September 30, 2003. The corresponding notional values for these periods was $73.1 million and $70.1 million, respectively. The impact on the Consolidated Statements of Operations from these swaps was a gain of $222 thousand for the first nine months of 2004 and a gain of $322 thousand for the same period in 2003.

In addition, the Company has certain derivative instruments used to manage interest rate risk that are not designated to specific hedge relationships. These instruments are marked to market through current period earnings. At September 30, 2004 Riggs had three such interest rate contracts and five such forward contracts with a total notional value of $25.1 million compared to twelve interest rate contracts and seven forward contracts with a total notional value of $57.1 million at September 30, 2003. The carrying value of these items is a net asset of $3 thousand at September 30, 2004 and a net liability of $280 thousand at September 30, 2003.

NOTE 8:        CONSENT ORDER, CIVIL MONEY PENALTY AND OTHER MATTERS

In July 2003, Riggs Bank N.A. (the Bank) entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the July 2003 Consent Order) with the Office of the Comptroller of the Currency (the OCC). The provisions of the July 2003 Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The July 2003 Consent Order requires the Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA).

In May 2004, the Bank entered into an additional Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the May 2004 Consent Order) with the OCC which supplements, but does not replace, the July 2003 Consent Order. At the same time, the Bank entered into a Consent Order of Civil Money Penalty with the OCC and a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network and was assessed and paid a civil money penalty of $25 million. These consents were entered into as a result of the banking regulators’ allegations that the Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the July 2003 Consent Order and (3) failed to implement adequate controls to ensure that the Bank operates in a safe and sound manner with respect to BSA compliance. The May 2004 Consent Order requires the Bank to take various actions as more fully described in the next paragraph, with respect to BSA compliance.

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

Also in May 2004, the Company and Riggs International Banking Corporation (RIBC), the Company’s Miami Edge Act subsidiary, entered into a Cease and Desist Order with the Board of Governors of the Federal Reserve System (the Federal Reserve) which generally requires that (1) the Company hire an independent consultant to review the functions and performance of the Board of Directors and senior management, (2) the Company’s Board of Directors submit a plan to the Federal Reserve Bank of Richmond to strengthen board oversight of the management and operations of the Company and its subsidiaries, (3) the Company submit to the Federal Reserve Bank of Richmond a plan to improve the risk management practices of the Company and its subsidiaries, and (4) the Company submit to the Federal Reserve Bank of Richmond an internal audit program. The Cease and Desist Order also generally requires that (1) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with all applicable provisions of the BSA and related rules and regulations, (2) RIBC submit to the Federal Reserve Bank of Atlanta a customer due diligence program (3) RIBC engage the services of a qualified independent firm to conduct a review of account and transaction activity to determine whether suspicious activities in accounts, if any, were properly identified and reported, and (4) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control. Once such plans are approved by the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta, as the case may be, the Cease and Desist Order requires that the Company and RIBC, as the case may be, adopt and comply with such plans. The Cease and Desist Order does not impose a monetary penalty, but does require, however, that the Company obtain prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve prior to declaring or paying dividends, paying interest on its trust preferred securities or acquiring its own stock. As previously noted, RIBC terminated business operations during the third quarter of 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The July 2003 Consent Order, the May 2004 Consent Orders and the Cease and Desist Order allow the regulators to take whatever future actions deemed necessary to fulfill their regulatory obligations and remain in effect until waived or terminated by the regulators.

Primarily as a direct result of the above noted BSA criticisms, each of the Bank and the Company has been designated as being in a “troubled condition” by the OCC and the Federal Reserve, respectively. A bank or bank holding company that is classified as being in a troubled condition must have any new director or executive officer approved in advance by the OCC or Federal Reserve, as the case may be, and is subject to restrictions on making severance payments to its directors, officers and employees under the Federal Deposit Insurance Corporation’s (FDIC) “golden parachute regulations.” In addition, entities that are in a “troubled condition” are subject to increased regulatory supervision. The increased regulatory supervision has resulted and is expected to continue to result in more frequent and intensive examinations. The results of these examinations, as well as changes in circumstances, or the failure of the Company and the Bank to comply with the Consent Orders and the Cease and Desist Order could result in amended or additional regulatory sanctions and civil money penalties.

In response to the regulatory concerns which led to the Bank entering into the July 2003 Consent Order with the OCC, the Bank undertook numerous actions including, among others, (i) the establishment of the Bank’s Compliance & Security Department and the hiring of qualified individuals with compliance and investigative experience; (ii) the implementation of policies and procedures that govern account opening, monitoring and reporting processes; (iii) the creation of a board-level BSA Compliance Committee, which oversees the Bank’s implementation of its BSA/AML compliance program (iv) the reconstitution of the Bank’s BSA Management Committee, which provides leadership and coordinated supervision of the Bank’s BSA/AML initiatives and attempts to ensure that regulatory issues are communicated promptly and addressed effectively; (v) the formation of the Bank’s Suspicious Activity Reporting Committee, which reviews investigative reports and determines if SARs should be filed; (vi) the modification of the launching of the Bank’s new EPS technology platform, to provide for a more sophisticated technological foundation for the advanced BSA systems and capabilities being implemented at the Bank; (vii) the implementation of software upgrades to improve the detection, monitoring and reporting of suspicious activity; and (viii) the implementation of new and extensive in-house training on compliance with the BSA, the USA Patriot Act, Customer Identification Programs, suspicious activity identification, and related policies to attempt to ensure that the Bank’s employees, officers and directors are adequately informed of, and properly trained to carry out, the Bank’s compliance policies and procedures.

The Bank has undertaken a revised plan of corrective action in response to the May 2004 OCC Consent Order, the Federal Reserve Cease and Desist Order and the civil money penalty orders entered into in May 2004.

Pursuant to the revised plan of corrective action, on July 7, 2004, the Bank’s Board of Directors approved numerous policies and procedures for enhancing the Bank’s BSA internal controls applicable to the Bank’s account relationships and related staffing needs. In addition, in July 2004, the Company’s Board of Directors approved policies and procedures related to the Company’s internal audit and risk management procedures as well as BSA and anti-money laundering controls at Riggs International Banking Corporation. The Bank has implemented several mechanisms to attempt to ensure effective implementation of the Bank’s BSA internal control policies and procedures. The BSA Compliance Committee of the Board of Directors of the Bank currently receives tracking reports at each of its meetings from management on management’s progress in implementing these policies and procedures. These tracking reports are also being reviewed by an outside consultant retained by the Bank to assess the Bank’s progress.

The Bank’s management has also developed detailed plans to implement the BSA internal control policies and procedures. The plans outline specific action steps that management must take to implement the policies and procedures and include a process for validations. The plans also specify the Bank management responsible for completing each action step, as well as the date by which each step is expected to be completed.

In addition, the Bank has made numerous changes to its internal audit function to attempt to ensure the integrity and effectiveness of the Bank’s BSA compliance policies and procedures. To improve its BSA internal audit process, in March 2004, the Bank’s management revised its BSA internal audit plan.

Upon learning of the deficiencies cited by the OCC in the BSA internal audits, the Bank actively sought to remedy the audit deficiencies and develop an internal audit program sufficient in scope to attempt to ensure effective testing of the Bank’s BSA compliance policies and procedures. The Bank replaced its outsourced internal audit provider in June, 2004 and retained an outside consultant in August 2004 to provide outsourced internal audit management services and to provide quality assurance reviews of Riggs’s outsourced internal audits, including Riggs’s outsourced BSA internal audits.

In August 2004, the Bank hired an internal audit liaison manager to oversee and coordinate the Bank’s outsourced internal audit function. In October 2004, the Bank’s internal audit department engaged a BSA audit compliance expert to further assist the Bank in overseeing the audits of its BSA compliance policies and procedures. In addition, in September 2004, the Bank named an interim Chief Risk Officer.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Finally, to attempt to provide that immediate actions are undertaken to remedy deficiencies cited in internal audit reports, all internal audit reports, including all BSA internal audit reports, are submitted to the Audit Committees of the Boards of Directors of the Bank and the Company and discussed at Audit Committee meetings. The Internal Audit Liaison Manager tracks reportable findings until their resolution.

In addition to the actions taken by the Bank described above to improve the Bank’s BSA-related internal controls and internal audit function, the Bank has undertaken numerous steps to attempt to increase the effectiveness of the Bank’s compliance with the BSA. These actions include, among others (i)  the implementation of enhanced suspicious activity monitoring and reporting processes; (ii) the implementation of policies and procedures to attempt to ensure that the Bank’s books and records, including electronic information systems, are maintained in a complete and accurate condition; (iii) the implementation of policies and procedures to verify that information required by the BSA is appropriately documented, filed and maintained, and also sets forth the necessary actions to correct and verify any inaccurate or incomplete books and records; (iv) revising the Bank’s policies and procedures for SAR filings; and (v) the hiring of Lawrence Connell, a respected banker and former bank regulator, who has senior management responsibility for overall compliance with the OCC Consent Orders and the Federal Reserve Cease and Desist Order and is the Bank’s chief regulatory liaison.

The Company’s BSA-related regulatory problems have significantly increased its costs of doing business and the Company expects to continue to incur significant expenses in connection therewith. During the first nine months of 2004, Riggs had approximately $28.2 million of consulting, merger, legal costs and audit costs, a large part of which was attributable to BSA matters. The Company estimates these costs in the range of $16.0 million to $22.0 million for the fourth quarter of 2004. Because it has been designated as being in a troubled condition, the Bank’s FDIC quarterly insurance assessment increased by approximately $56 thousand from the second to the third quarter of 2004.

The July 2003 Consent Order is included in a Current Report on Form 8-K dated July 17, 2003. The May 2004 OCC Consent Order, the OCC Consent Order of Civil Money Penalty, the Federal Reserve Cease and Desist Order and the Assessment of Civil Money Penalty of the Financial Crimes Enforcement Network are each included in a Current Report on Form 8-K dated May 17, 2004.

NOTE 9:        RELATED PARTY TRANSACTIONS

Prior to and during the nine months ended September 30, 2004, the Company entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At September 30, 2004, the Company had $206.2 million of debt payable to Riggs Capital II, an unconsolidated subsidiary.

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

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-01”). The pronouncement provides new guidance for evaluating and recording impairment losses on debt and equity investments that are deemed to be other-than-temporarily impaired and was effective for such evaluations made in reporting periods beginning after June 15, 2004. According to EITF 03-01, a security is impaired when its carrying value exceeds its fair value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 requires that once an investment is determined to be impaired, the impairment must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. If the impairment is determined to be other-than-temporary, an impairment loss should be recognized in earnings. On September 30, 2004, the FASB Staff issued FSP EITF 03-01-1, which deferred the application of measurement provisions of EITF 03-01. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-01. Adoption of EITF 03-01 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 11:        LITIGATION

The Company is subject to numerous investigations by, and inquiries from, various U.S. and foreign governmental agencies and authorities. Some of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the investigations and inquiries also involve current or former employees of the Company. The Company understands that these investigations and inquiries (to which there are generally no specified time periods) include, among other things, accounts associated with Equatorial Guinea, Saudi Arabia and Augusto Pinochet Ugarte (“Pinochet”), the Company’s anti-money laundering (“AML”) and Bank Secrecy Act (“BSA”) compliance and the activities of the former Chief Risk Officer of the Company both while at the Company and at the OCC. The Company is currently in the process of its own review of these matters.

The United States Attorney’s Office for the District of Columbia and the U.S. Department of Justice (collectively, the “DOJ”) are conducting an investigation regarding the Company. Based on a subpoena that has been issued to the Company, the Company currently believes that the focus of the investigation is on accounts at the Bank associated with Pinochet, accounts associated with Equatorial Guinea and BSA/AML compliance, as well as the actions of various former and current employees of the Company. The Company has been attempting to cooperate with this investigation, which has included providing documents and materials.

The U.S. Senate Permanent Subcommittee on Investigations (the “PSI Committee”) is conducting an investigation of certain matters relating to the Company, including those relating to Equatorial Guinea, Pinochet, BSA/AML Compliance and the former Chief Risk Officer of the Company. This investigation formally commenced in March of 2003. The PSI Committee issued a report dated July 15, 2004. The Company has been attempting to cooperate with this investigation, which has included providing documents and materials.

The U.S. Senate Committee on Governmental Affairs is conducting an investigation regarding the Company. It has requested various documents and materials from the Company principally concerning accounts related to Saudi Arabia and related persons as well as BSA/AML compliance. This investigation was formally commenced in April of 2004. The Company has been attempting to cooperate with this investigation, which has included providing documents and materials.

The OCC and the Federal Reserve have been reviewing various matters at the Company, including the activities of certain current and former employees. These matters appear to include the accounts associated with Pinochet, accounts associated with Saudi Arabia, BSA/AML compliance, compensation, and the use of the Bank’s airplane and London apartment. The Company has been attempting to cooperate with these reviews, which has included providing documents, audio recordings of Board meetings and other materials.

The Company has received a subpoena from the District Attorney of the County of New York requesting various documents and material relating to Equatorial Guinea and related interests and a similar request from the Fort Worth District Office of the Securities and Exchange Commission and intends to cooperate and comply with each of the foregoing. The U.K. Financial Services Authority has also made various inquiries regarding certain activities related to accounts associated with Pinochet and related persons in the Company’s London operations.

The Office of the Inspector General of the U.S. Treasury Department has served three subpoenas on the Company, seeking, among other things, materials and documents related to the Company’s former Chief Risk Officer. The Company understands that the DOJ is reviewing the activities of the Company’s former Chief Risk Officer both while at the Company and the OCC.

On April 7, 2004 and April 28, 2004, Company shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against certain current and former members of the Company’s Board of Directors. These two actions have been consolidated. On April 17, 2004, Company shareholders filed a purported derivative action in the Superior Court of the District of Columbia against certain current and former members of the Company’s Board of Directors, substantially similar to the actions filed by Company shareholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints each allege that the directors violated their fiduciary duties in relation to a variety of matters, including, among others, the compliance by the Company with various anti-money laundering laws and various aspects of the Bank’s international and embassy businesses. The lawsuits each seek, on behalf of the Company, among other things, monetary damages and certain types of equitable relief.

On September 16, 2004, Judge Don Baltasar Garzon, Magistrate-Judge of the Central Investigative Court Number 5 of the Audiencia Nacional in Spain (the “Spanish Court”), allowed a complaint to be brought against seven current or former directors or employees of the Company as defendants (collectively, the “individual defendants”) for the alleged concealment of assets and money laundering offenses. The Magistrate Judge allowed such complaint to be pursued within the already existing summary proceeding concerning a criminal complaint instituted in 1996 against Pinochet on behalf of the alleged victims of Pinochet’s alleged genocide, terrorism and torture. The Company and the Bank have been added as a defendant with subsidiary civil liability in the amount of approximately $13 million in the event that the individual defendants do not satisfy any monetary judgment entered against them. In addition, the Spanish Court resolved to send letters rogatory to the United States Attorney General in order that, among other things, a preventive attachment order be issued on the assets of the Bank, the Company and certain individual defendants to post the above mentioned sum as a bond. The Company has also been provided with a draft of a complaint that may be filed in a related U.S. action. The draft complaint makes allegations similar to those made in the Spanish suit and seeks, among other things, compensatory and punitive damages.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On September 10, 2004, Allison Vadhan et. al. and on September 13, 2004 Cantor Fitzgerald & Co. et. al., respectively, filed substantially similar suits in the United States District Court for the Southern District of New York against the Company. The complaints each assert that because of the Company’s allegedly deficient anti-money laundering program, the Company was negligent in failing to alert the United States financial authorities to suspicious financial transactions that the plaintiffs claim were related to the September 11, 2001 terrorist attacks. The lawsuits seek, among other things, compensatory, punitive and/or exemplary damages.

It is not possible for the Company to predict the impact of these lawsuits, investigations, inquiries and matters nor the timing of any such impact, and they could result in the bringing of criminal and additional civil claims against the Company and its subsidiaries or current and former employees and directors, additional regulatory sanctions and financial judgments and settlements which could have a material adverse impact on the Company’s business, financial condition or results of operations which the Company cannot quantify at this time.

In the normal course of business there are other lawsuits pending against Riggs National Corporation and its subsidiaries, against which the Company aggressively defends itself.

NOTE 12:       NET PERIODIC PENSION COST

The Company’s net periodic costs for the pension plan and postretirement health and life insurance benefits are as follows:

Components of Net Period Benefit Cost
(IN THOUSANDS)

	RIGGS NATIONAL CORPORATION
	NINE MONTHS ENDED SEPTEMBER 30,
			Other Post
	Pension		Retirement Benefits

	2004	2003	2004	2003

Service cost	$179	$180	$331	$389
Interest cost	4,772	4,740	1,314	1,248
Expected return on plan assets	(6,064)	(5,905)	—	—
Amortization of transition amount	—	—	267	267
Amortization of prior service cost	(87)	(90)	(2,302)	(2,302)
Amortization of the net (gain) loss	3,818	3,989	1,984	2,492

Net periodic benefit cost	$2,618	$2,914	$1,594	$2,094

	Three months ended September 30,
			Other Post
	Pension		Retirement Benefits

	2004	2003	2004	2003

Service cost	$60	$60	$110	$130
Interest cost	1,591	1,580	438	416
Expected return on plan assets	(2,021)	(1,968)	—	—
Amortization of Transition Amount	—	—	89	89
Amortization of prior service cost	(29)	(20)	(767)	(767)
Amortization of the net (gain) loss	1,273	1,330	661	831

Net periodic benefit cost	$873	$981	$531	$698

The Company did not make any contributions to the pension plan during the nine month periods ending September 30, 2004 and 2003. The Company has not yet determined whether it will make a contribution to the pension plan in 2004.

NOTE 13:       PENDING MERGER

On July 16, 2004, The PNC Financial Services Group, Inc. (PNC) and Riggs National Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) under which PNC agreed to acquire the Company.

Under the terms of the Merger Agreement, Riggs National Corporation will merge into PNC and Riggs Bank will merge into PNC Bank, National Association. Riggs shareholders will be entitled to receive the merger consideration in shares of PNC’s common stock or in cash, subject to proration. The aggregate consideration based upon the number of shares outstanding at the time the Merger Agreement was signed is composed of 7,533,648 shares of PNC’s common stock and $321 million in cash, subject to adjustment. The actual value of the merger consideration to be paid upon closing will depend on the average stock price of PNC’s common stock for the five trading days prior to the merger and the cash and stock components on a per Riggs share basis will be determined at that time based on the average PNC common stock price so that each share of Riggs receives consideration representing approximately equal value based on that average price. Riggs options outstanding as of the closing of the merger will be cashed out. Total consideration paid by PNC is expected to be approximately $774 million based upon PNC’s stock value and the number of Riggs’ shares outstanding at the time of the merger announcement.

PNC had previously indicated to Riggs that it anticipated that the merger will be completed in the first quarter of 2005. The Company cannot predict the possible impact that the various investigations, lawsuits and inquiries pending against it may have on the consummation of the merger.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 14:	OTHER MATTERS

The Company retained the firm of Crowe Chizek (Crowe) to manage Project EPS, a two year long project to modernize the Company’s technology platform and re-design various operational processes. Under the terms of the Master Professional Services Agreement (MPSA) with Crowe, Crowe was to be compensated in part based upon the monetary benefit derived by the Company as a result of specific projects and initiatives managed by them. On several of these projects and initiatives, the Company and Crowe did not agree as to the amount of benefits that the Company derived. In the third quarter of 2004 the Company concluded it is probable that the claim will be settled for a total of $5.3 million. In prior periods the Company expensed $2.3 million and capitalized $1.6 million related to this contract; therefore an additional $1.0 million was expensed and $396 thousand capitalized in the third quarter of 2004. In November 2004 the Company and Crowe settled this matter for $5.3 million, therefore no additional expense will be incurred.

As noted in Form 10-Q for the quarterly period ended June 30, 2004, the Bank serves as trustee for the MEPT. The governing document provides for amendment of the trust. Such amendment may include the naming of a new trustee and subsequent transitioning of the trustee from Riggs to another entity. In the third quarter of 2004, Riggs Bank N.A. Board of Directors approved and executed an Asset Purchase Agreement with the other partners to the MEPT.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations and projections about future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of business strategies, hedging activities and the Company’s trust and investment advisory income. The Company has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available and are subject to a number of risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of the business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, investigations, the unfavorable resolution of legal proceedings or government inquiries, the denial of insurance coverage for claims made by the Company, actions of the OCC and the Federal Reserve, regulatory, supervisory or enforcement actions of government agencies, the ability to successfully wind down and/or sell its international business operations, general economic conditions-both domestic and international-and similar matters, and the Company’s ability to satisfy the closing conditions under the merger agreement with PNC. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

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

The Company has 51 branch locations and 154 ATMs in the metropolitan Washington, D.C. area and a bank in the United Kingdom. It has additional operations or subsidiaries in London (England), Jersey (Channel Islands) and Nassau (Bahamas). The Company serves an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

For a discussion of the more significant risk factors that impact Riggs, or could impact Riggs, see Item 7 of the Company’s 2003 Annual Report on Form 10-K.

SUSPENSION OF DIVIDEND

Due to the Company’s desire to retain the strongest possible capital levels at both the Company and the Bank, the Company has suspended the payment of its dividend on common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 3 of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q which is incorporated herein by reference for a discussion of the Company’s more significant accounting policies and estimates.

EXIT FROM INTERNATIONAL BUSINESS

As noted in the Company’s Form 10-Q for the quarterly period ended March 31, 2004 and June 30, 2004, Riggs had intentions to exit or sell substantially all of its international banking business and focus its remaining embassy banking business on a select client base. Subsequent to June 30, 2004, the Company announced it would completely exit its foreign embassy banking relationships either through a sale or wind-down of activities. Accordingly, Riggs is pursuing a buyer for its London and Channel Islands operations and is exiting its foreign embassy relationships, and has terminated business operations at its Miami office. In the third quarter, the Company also sold a London property and its corporate aircraft, which were used in support of its international operations. For the nine months ended September 30, 2004, the Company recorded $10.8 million of expenses related to this exit, which were partially offset by a $2.5 million gain on the sale of a property in London, resulting in net expenses of $8.3 million.

The operating results related to those portions of the London and Channel Islands operations, which are classified as held for sale and which include all recurring operating results as well as some exit related expenses, as identified in the following paragraphs, are reported as discontinued operations in the Consolidated Statements of Operations. The operating results of the embassy business, and some of the London operations, which also include expenses identified in the following paragraphs, are reported in results from continuing operations because they do not meet the accounting criteria for discontinued operations.

As part of the exit from its international business, Riggs has accrued approximately $2.3 million of employee severance costs for the nine months ended September 30, 2004. This severance is payable under the terms of an existing Company policy and is therefore accrued in accordance with SFAS No. 112 (Employers’ Accounting for Postretirement Benefits). In addition, the Company recorded approximately $1.1 million of employee retention costs which are accrued in accordance with SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). The Company anticipates recording approximately $700 thousand of additional retention expenses in the fourth quarter of 2004.

The Company also recorded approximately $7.4 million of additional exit-related expenses for the nine months ended September 30, 2004. These costs include accruals for leasehold obligations at vacated properties and write-downs associated with abandoned fixed assets in the amount of $272 thousand and an impairment charge on its corporate aircraft that was held for sale of $7.1 million during the second quarter of 2004. The amount of this charge was based upon an offer to purchase reduced by estimated selling costs. Consistent with its policy of allocating the operating costs of the aircraft, 45% of the impairment charge was allocated to the International Banking Segment, 25% of the impairment charge was allocated across

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

all segments as part of general corporate overhead and 30% was charged to the Other Segment. Prior to the write-down, the aircraft had a book value of $34.9 million, and an adjusted book value of $27.8 million at June 30, 2004. The aircraft was sold during the third quarter with no significant gain or loss after the impairment. These expenses were partially offset by a gain in the amount of $2.5 million on the sale of a London property.

The assets and liabilities that are held for sale at September 30, 2004, which are valued at the lower of cost or estimated fair value include (in thousands):

Assets:
Cash	$552
Time Deposits with Other Banks	1,528
Securities	10,549
Loans	163,937
Bank Premises and Equipment	8,567
Other Assets	13,670

Total	$198,803

Liabilities:
Noninterest-Bearing Demand Deposits	$510
Interest-Bearing Deposits	64,456
Other Liabilities	2,171

Total	$67,137

As noted above, the Company is attempting to sell portions of its London and Channel Islands operations. If a sale cannot be consummated, Riggs will wind down these operations. A wind down would result in increased costs primarily related to the London pension plan, employee retention payments and lease breakage fees. The Company estimates net costs related to the exit from international operations will total $15.0 to $20.0 million, which includes the $8.3 million in net costs recorded year to date at September 30, 2004.

REGULATORY, LITIGATION AND MERGER MATTERS

For information regarding various regulatory matters, certain investigations, lawsuits and other inquiries as well as the Company’s pending merger with The PNC Financial Services Group, Inc., see Notes 8, 11 and 13 to the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

RESULTS OF OPERATIONS

The Company recorded a loss from continuing operations of $10.4 million, or $(.34) per diluted share, and a net loss of $10.0 million, or $(.33) per diluted share, in the third quarter of 2004 compared to income from continuing operations of $100 thousand, or $0.00 per diluted share, and net income of $139 thousand, or $0.00 per diluted share, in the third quarter of 2003. For the nine months ended September 30, 2004, the Company reported a loss from continuing operations of $41.7 million, or $(1.42) per diluted share, and a net loss of $40.5 million, or $(1.37) per diluted share During the comparable period of 2003, Riggs recorded income from continuing operations of $7.9 million and net income of $7.8 million, respectively, or $0.27 per diluted share.

The decrease in earnings in the third quarter of 2004 was due primarily to legal and other costs associated with the compliance efforts resulting from the 2004 OCC Consent Order and the Federal Reserve Cease and Desist Order.

For the nine months ended September 30, 2004, the Company recorded $8.3 million of expenses related to its exit from the international banking business, which is net of a $2.5 million gain on the sale of a property in London. Of the $8.3 million, $3.4 million represents employee severance and retention arrangements, and $272 thousand represents accruals for leasehold obligations at vacated properties and write-downs associated with abandoned fixed assets due to the international business exit. A $7.1 million impairment charge taken on the corporate aircraft in the second quarter of 2004 is also included in year to date expense. Estimated future costs of the Company’s sale or exit of parts of its London and Channel Islands operations are between $11.0 and $14.0 million, which may be partially offset by the sale of an additional property in London.

Return on average assets was (.66)% and (.87)% for the three and nine months, respectively, ended September 30, 2004 compared to .01% and .16% for the same periods a year ago. Return on average shareholders’ equity was (11.36)% and (14.92)% for the three and nine months ended September 30, 2004 compared to .15% and 2.72% for the same periods of 2003.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $37.2 million in the third quarter of 2004, a $3.3 million (or 8%) decrease from the $40.5 million for the same quarter in 2003. This decrease was mostly attributable to an increase in the overall volume of and rates paid on interest-bearing liabilities.

Interest income on a tax equivalent basis increased $5.3 million, or 10%, in the third quarter of 2004 compared to the third quarter of 2003, while interest expense increased $8.6 million, or 69% in the third quarter of 2004 compared to the third quarter of 2003. Most of the increase in interest income was in interest on loans, which increased $3.1 million due to loan growth, and in interest on securities available for sale, which increased $1.8 million due to an increase in rates of 42 basis points.

Interest expense in the third quarter of 2004 totaled $21.0 million, and increase of $8.6 million from the third quarter of 2003. Average interest-bearing liabilities increased from the third quarter of 2003 to the comparable period of 2004, and rates on these liabilities increased from 1.06% to 1.75% in the same time period. Interest-bearing deposits decreased by $474.8 million, primarily as a result of a mid-2003 methodology change in the way the U.S. Treasury compensates financial agent banks, as discussed below. Rates on interest-bearing deposits increased by 29 basis points year-to-year. The decline in interest bearing deposits was more than offset by increases in short-term borrowings, FHLB borrowings and long-term debt. Average balances in those categories increased $593.3 million for the three months ended September 30, 2004 compared to the same period a year ago. The rate on FHLB borrowings and long term debt increased from 3.61% to 4.15% year to year, due to new advances in the second quarter of 2004 for which the Company is paying higher rates, the reclassification of debt payable to the trusts which issued trust preferred securities as discussed below, variable advances outstanding that converted into higher fixed term rates, and the overall higher rate environment compared to the prior year.

For the nine months ended September 30, 2004, net interest income was $119.8 million, a $16.1 million decrease from the $135.9 million for the nine months ended September 30, 2003. The decline was due primarily to a combination of a decrease in interest income and an increase in interest expense. The decrease in interest income was caused by a decrease in rates on loans of 36 basis points, and decreases in average balances in securities available for sale of $92.5 million, in time deposits with other banks of $72.7 million, and in federal funds sold and reverse repurchase agreements of $283.6 million. Interest expense increased by $13.0 million, mostly due to an increase of $18.5 million related to FHLB borrowings and other long-term debt. An increase in volume and rates of $493.1 million and 70 basis points, respectively, contributed to the increase. This increase was partially offset by a $7.8 million decrease in interest expense on interest-bearing deposits, the result of a decrease in interest-bearing deposits of $879.9 million.

Year to date net interest income in 2004 compared to 2003 was adversely impacted by a mid-year change in 2003 in the methodology by which the U.S. Treasury compensates financial agent banks, such as Riggs. Prior to July 14, 2003, and therefore including the first and second quarters of 2003, Riggs as a financial agent bank was compensated by net interest earned on interest-bearing U.S. Treasury deposits. These deposits required collateral in the form of available for sale securities to be pledged against the deposits. Hence, for the first and second quarters of 2003, the methodology by which the U.S. Treasury compensated financial agent banks affected the average balance of interest-earning assets, interest-bearing liabilities and, as a result, net interest income. Beginning July 14, 2003, Riggs utilized non-interest bearing U.S. Treasury deposits to purchase a non-marketable, U.S. Treasury-issued depositary compensation security (DCS) for the same amount as the U.S. Treasury deposits. The DCS and deposit balances were netted in the Consolidated Statements of Financial Condition in accordance with FIN 39 (Offsetting of Amount Related to Certain Contracts), and therefore not included in either average interest-earnings assets or average interest-bearing liabilities during the first quarter of 2004. Effective March 2004, the U.S. Treasury neither maintains funds at Riggs to compensate it as a financial agent bank nor does Riggs hold a U.S. Treasury DCS. Rather, commencing in March 2004, Riggs invoices the U.S. Treasury on a monthly basis for services performed as a financial agent bank. Income earned by Riggs in its capacity as a financial agent bank in the third quarter of and year-to-date 2004 was $2.1 million and $6.5 million, respectively, and is reflected as a component of noninterest income. The average balance of deposits maintained by the U.S. Treasury to compensate Riggs as a financial agent bank during the first six months of 2003 was approximately $825.2 million.

During the third quarter and first nine months of 2003, guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures were reported, net of the amount of these securities which had been repurchased by the Company, as minority interest. Accordingly, the expense of these debentures was included in the Consolidated Statement of Operations for the periods ended September 30, 2003 as minority interest in income of subsidiaries, net of taxes. During the first three quarters of 2003, therefore, these debentures had no impact on the reported net interest income of the Company. On October 1, 2003, however, the Company adopted FIN 46 (Consolidation of Variable Interest Entities) and therefore ceased consolidating Riggs Capital and Riggs Capital II, the business trusts which had issued its Series A and Series C debentures.

Riggs Capital II, the issuer of $200 million of 8.875% Series C debentures, remains an unconsolidated entity at September 30, 2004 and, accordingly,

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

the $206.2 million of Riggs National Corporation (Parent Company) debt payable to Riggs Capital II is a liability of the Company at this date. Interest on this debt for the third quarter and first nine months of 2004 in the amount of $4.6 million and $13.7 million, respectively, is included in long-term interest expense in the Consolidated Statement of Operations. At September 30, 2004, the Company owned $49.9 million of the Series C debentures which are classified as securities held to maturity on the Consolidated Statements of Condition. The average of Series C debentures owned by the Company during the third quarter and first nine months of 2004 was $49.9 million and $49.5 million, respectively, and the income earned on these securities was $1.1 million and $3.3 million, respectively. Therefore the deconsolidation of Riggs Capital II had a $3.5 million and $10.4 million adverse impact on net interest income in the three and nine months ended September 30, 2004 when compared to the three and nine month periods of 2003.

Riggs Capital, the issuer of $150 million of 8.625% Series A debentures, was also deconsolidated upon the adoption of FIN 46 in 2003. In February 2004, however, the Company, which had also been acquiring these securities, acquired sufficient Series A debentures so that it owned more than 50% of all such debentures and, accordingly, reconsolidated this entity as the Company is the primary beneficiary of Riggs Capital. As a result, the debt payable by Riggs National Corporation (Parent Company) to Riggs Capital at September 30, 2004 and the related interest expense since reconsolidation have been eliminated in consolidation. Interest expense on this debt which was incurred prior to reconsolidation amounted to $1.1 million and is included in interest expense on long-term debt in the Consolidated Statements of Operations for the nine months ended September 30, 2004. Prior to reconsolidation, the Series A debentures owned by the Company were classified as held to maturity securities in the Consolidated Statements of Condition. These securities had an average balance of $29.9 million for the first quarter of 2004 and $9.6 million for the first nine months of 2004 and $0.5 million of interest income on these securities is included in interest income for the six months prior to reconsolidation. Therefore the deconsolidation of Riggs Capital had a $0.6 million adverse impact on net interest income in the first nine months of 2004 compared to the comparable period of the prior year.

At September 30, 2004, the Series A debentures outstanding are netted against the Series A debentures owned by the Company and reflected in the Consolidated Statements of Condition as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. The expense related to these debentures is reflected in the Consolidated Statements of Operations as minority interest expense, net of taxes.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2004 VS. 2003			SEPTEMBER 30, 2004 VS. 2003

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$281	$2,803	$3,084	$(7,984)	$7,078	$(906)
Securities Available for Sale	1,911	(129)	1,782	(150)	(2,259)	(2,409)
Securities Held to Maturity	—	1,096	1,096	—	3,742	3,742
Time Deposits with Other Banks	555	(1,014)	(459)	376	(1,283)	(907)
Federal Funds Sold and Reverse Repurchase Agreements	148	(382)	(234)	(309)	(2,349)	(2,658)

Total Interest Income	2,895	2,374	5,269	(8,067)	4,929	(3,138)

Interest Expense:
Interest-Bearing Deposits	2,390	(948)	1,442	(2,543)	(5,237)	(7,780)
Repurchase Agreements and Other Short-Term Borrowings	1,033	274	1,307	656	1,573	2,229
FHLB Borrowings and Other Long-Term Debt	749	5,099	5,848	2,610	15,902	18,512

Total Interest Expense	4,172	4,425	8,597	723	12,238	12,961

Net Interest Income	$(1,277)	$(2,051)	$(3,328)	$(8,790)	$(7,309)	$(16,099)

(1) -	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in the Company’s Average Statements of Condition and changes to its margin for the quarters ended September 30 follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	SEPTEMBER 30, 2004			SEPTEMBER 30, 2003

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,098,725	$40,167	5.16%	$2,874,546	$37,083	5.12%
Securities Held to Maturity	49,867	1,096	8.74	—	—	—
Securities Available for Sale (3)	1,840,889	15,759	3.41	1,857,663	13,977	2.99
Time Deposits with Other Banks	93,606	784	3.33	245,880	1,243	2.01
Federal Funds Sold and Reverse Repurchase Agreements	132,859	432	1.29	260,250	666	1.02

Total Earning Assets and Average Rate Earned (5)	5,215,946	58,238	4.44	5,238,339	52,969	4.01
Reserve for Loan Losses	(27,123)			(26,377)
Cash and Due from Banks	188,835			188,970
Assets Held for Sale	217,389			218,284
Other Assets	414,064			423,507

Total Assets	$6,009,111			$6,042,723

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,179,059	$8,107	1.01%	$3,653,889	$6,665	0.72%
Repurchase Agreements and Other Short-Term Borrowings	608,300	2,613	1.71	513,654	1,306	1.01
FHLB Borrowings and Other Long-Term Debt	988,693	10,309	4.15	490,083	4,461	3.61

Total Interest-Bearing Funds and Average Rate Paid	4,776,052	21,029	1.75	4,657,626	12,432	1.06
Demand Deposits (4)	674,244			549,880
Liabilities Held for Sale	76,737			133,032
Other Liabilities	59,293			84,773
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	72,634			246,237
Shareholders’ Equity	350,151			371,175

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,009,111			$6,042,723

NET INTEREST INCOME AND SPREAD		$37,209	2.69%		$40,537	2.95%

NET INTEREST MARGIN ON EARNING ASSETS			2.84%			3.07%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5) -	Includes loans held for sale but excludes venture capital investments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in the Company’s Average Statements of Condition and changes to its margin for the nine months ended September 30 follows:

	NINE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2004			SEPTEMBER 30, 2003

(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$3,089,928	$119,409	5.16%	$2,915,842	$120,315	5.52%
Securities Held to Maturity	59,135	3,742	8.45	—	—	—
Securities Available for Sale (3)	1,948,969	48,495	3.32	2,041,461	50,904	3.33
Time Deposits with Other Banks	162,624	2,961	2.43	235,334	3,868	2.20
Federal Funds Sold and Reverse Repurchase Agreements	160,759	1,312	1.09	444,370	3,970	1.19

Total Earning Assets and Average Rate Earned (5)	5,421,415	175,919	4.33	5,637,007	179,057	4.25
Reserve for Loan Losses	(27,734)			(25,911)
Cash and Due from Banks	187,957			176,863
Assets Held for Sale	244,660			207,710
Other Assets	414,971			411,934

Total Assets	$6,241,269			$6,407,603

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,203,046	$18,574	0.77%	$4,082,911	$26,354	0.86%
Repurchase Agreements and Other Short-Term Borrowings	652,031	7,122	1.46	503,318	4,893	1.30
FHLB Borrowings and Other Long-Term Debt	922,171	30,411	4.41	429,037	11,899	3.71

Total Interest-Bearing Funds and Average Rate Paid	4,777,248	56,107	1.57	5,015,266	43,146	1.15
Demand Deposits (4)	858,193			547,421
Liabilities Held for Sale	114,030			124,246
Other Liabilities	68,069			87,478
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	61,531			247,806
Shareholders’ Equity	362,198			385,386

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,241,269			$6,407,603

NET INTEREST INCOME AND SPREAD		$119,812	2.76%		$135,911	3.10%

NET INTEREST MARGIN ON EARNING ASSETS			2.95%			3.22%

(1)	-	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2)	-	Loans held for sale and nonperforming loans are included in average balances used to determine rates.
(3)	-	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4)	-	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.
(5)	-	Includes loans held for sale but excludes venture capital investments.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

Total Loans	59%	55%	57%	52%
Securities Available for Sale	35	35	36	36
Securities Held to Maturity	1	—	1	—
Time Deposits with Other Banks	2	5	3	4
Federal Funds Sold & Reverse Repurchase Agreements	3	5	3	8

Total Average Earning Assets	100%	100%	100%	100%

Interest-Bearings Deposits	66%	78%	67%	81%
Repurchase Agreements & Other Short-Term Borrowings	13	11	14	10
Long-Term Debt	21	11	19	9

Total Average Interest Bearing Liabilities	100%	100%	100%	100%

NONINTEREST INCOME

Noninterest income for the third quarter of 2004 totaled $23.7 million, a decrease of 17% from the $28.4 million in the third quarter of 2003. This decrease resulted primarily from a $4.3 million reduction in other noninterest income, partially offset by a net increase in venture capital gains (losses) from the comparable quarter of the prior year of $2.1 million. Other noninterest income decreased because for the comparable period in 2003 the Company recorded $2.2 million in income from key man insurance coverage and $1.2 million in gains from the sale of the Riggs Funds. Securities gains decreased from the third quarter of 2003 by $1.4 million due to the higher securities gains recorded in that period as the Company sold high-coupon mortgage-backed securities that were prepaying rapidly. In addition, deposit service charges and overdraft fees declined by $462 thousand in the third quarter of 2004 compared to the third quarter of 2003 thousand primarily due to a reduction in the number of low balance accounts as a result of the implementation of higher fees.

Noninterest income for the nine months ended September 30, 2004 totaled $74.9 million, a decrease of $9.2 million from the $84.1 million recorded for the comparable period at September 30, 2003. The decrease was primarily due to a decrease in securities gains from the prior year of $12.3 million, resulting from the aforementioned sale of mortgage-backed securities. The decrease in other noninterest income resulting from the key man insurance coverage and gains on sale of the Riggs Funds, as discussed above, in addition to a reduction in foreign exchange income of $1.3 million year to year, also contributed to the overall decrease. These decreases were partially offset by a net increase in venture capital gains (losses) of $6.6 million and increases in deposit account and other fees of $1.4 million from the comparable quarter of the prior year.

Trust and investment advisory income, which did not change significantly year to year, impacts the Banking segment while venture capital gains and losses impact the Riggs Capital Partners segment. Securities gains and foreign exchange income impact the Treasury segment and service charges and miscellaneous operating income primarily impact the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2004 was $80.0 million, an increase of $14.7 million from the $65.3 million reported for the three months ended September 30, 2003. The 23% increase in noninterest expense from the third quarter of 2003 is comprised of the following:

Salaries and Employee Benefits	$(2.1	) million
Occupancy, Net	0.5
Data Processing Services	(2.9)
Furniture, Equipment and Software	2.3
Legal Fees	11.8
Consultants	2.0
Other Noninterest Expense	3.1

	$14.7	million

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

The $2.1 million decrease in salaries and employee benefits was mostly due to compensation for contract labor and overtime for non-exempt employees for work directly related to Project EPS recorded in the third quarter of 2003, and to reduced salary and benefits expense because of a reduction in the Company’s labor force in the first quarter of 2004. The decrease was partially offset by approximately $465 thousand in employee retention costs related to a pending reduction in the Company’s workforce due to the Company’s decision to exit the international banking business.

Net occupancy costs rose $533 thousand, or 10%, in the third quarter of 2004 compared with the third quarter of 2003 primarily due to increases in property rentals ($263 thousand) and bank premises depreciation ($292 thousand). Increases in rents, new branches, remodeling of existing branches and building improvements on other existing buildings contributed to the increase.

Data processing expense decreased by $2.9 million, or 62%, in the third quarter of 2004 compared to the third quarter of 2003 as a result of changing third party service providers. This change was implemented in the third and fourth quarters of 2003 as part of the Company’s previously reported Enhancing Performance and Service project (Project EPS). Because of this change, and the different ways service providers invoice the Company for services performed, many of the costs in categories of noninterest expense other than data processing services during the quarter ended September 30, 2004 were contained in data processing services in the third quarter of 2003.

Furniture, equipment and software expense for the third quarter of 2004 increased by $2.3 million from the comparable 2003 period. The primary components of the change are increased software amortization and equipment depreciation. This increase is attributable to new equipment and related maintenance agreements procured in conjunction with Project EPS.

Legal fees increased $11.8 million, and consultant expense increased $2.0 million from the third quarter of 2003 to the third quarter of 2004 primarily due to the Company’s continuing Bank Secrecy Act (BSA) compliance efforts, the various investigations and lawsuits the Company is facing, and related matters, and also to the Company’s merger with PNC Financial Services Group, Inc. See Consent Order, Civil Money Penalties and Other Regulatory Matters, and Pending Merger, which is incorporated herein by reference. The Company anticipates that legal, consulting and other expenses related to BSA and the various investigations and lawsuits the Company is facing will continue to be significant.

Other noninterest expense in the third quarter of 2004 was $17.8 million, a $3.1 million increase from the third quarter of 2003. The largest component of this increase was increased advertising costs of $1.8 million and increased outsourcing costs related to the Company’s BSA compliance efforts of $2.9 million. The increase was partially offset by a $2.5 million gain on the sale of a London apartment, which was sold in conjunction with the Company’s exit from the international banking business.

For the nine months ended September 30, 2004, noninterest expense increased $56.5 million, or 30%, to $244.5 million from the prior year’s nine month total of $188.0 million. Salaries and employee benefits increased $6.6 million, or 8%, with $3.4 million of the increase attributable to the previously mentioned employee severance and retention benefits associated with the Company’s exit from the international banking business.

Data processing services expense decreased $9.7 million, or 65% for the nine months ended September 30, 2004 versus 2003, due to the change in service providers described previously for the three month variance. Also, furniture and equipment expense increased $6.2 million to $17.8 million mostly due to increased software amortization and depreciation expense on equipment acquired in conjunction with Project EPS.

Other noninterest expense increased by $11.1 million, primarily due to $7.1 million in impairment charges taken on the corporate jet in the second quarter of 2004, and increased advertising and public relations expense of $4.0 million due to marketing campaigns in the second and third quarters of 2004.

In September 2003 the Company substantially completed implementation of new technologies involving many of our core domestic banking and financial management systems. This initiative was undertaken to replace outdated systems and reduce costs and represents the culmination of a project begun in 2001 to enhance financial performance and service (Project EPS). In addition to the technology initiative, the project included operation redesign and implementation of new fee structures. The Company capitalized approximately $39.1 million of costs related to Project EPS which are being amortized depending on the nature of the cost, over periods from three to seven years. In addition, expense incurred on Project EPS totaled $16.4 million for the project life to date. The post-conversion phase was substantially completed in mid-2004.

The Bank recently entered into Enhanced Retention Award Payment letters with 529 employees, which generally provide that employees covered by such letters will be eligible to receive a cash retention payment upon the earliest of (i) June 30, 2005; (ii) a date to be determined later, which shall not be earlier than March 4, 2005 or later than June 30, 2005, which is expected to be after the closing of the PNC transaction; or (iii) the date the employee is terminated without cause. The maximum potential cost that the Enhanced Retention Award Payment letters will add to the Company’s existing severance and retention programs is $6.6 million. Payments made to employees pursuant to the Enhanced Retention Award Payment letters

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

will be subject to any required regulatory approvals.

EFFECTIVE TAX RATES

The effective tax rate on Income (Loss) Before Taxes and Minority Interest from Continuing Operations for the nine month period ended September 30, 2004 was 28% compared to 29% during the same period of the prior year. The primary reason for this tax rate decrease was a reduction in the valuation allowance against the deferred tax asset for unrealized losses in venture capital operations.

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.77 billion as of September 30, 2004, compared to $1.83 billion as of year-end 2003 and $1.78 billion as of September 30, 2003. The activity for the first nine months of 2004 included purchases of securities available for sale totaling $20.98 billion, which were partially offset by maturities and calls, principal payments and sales of securities available for sale totaling $21.14 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 2.2 years and 3.58%, respectively, as of September 30, 2004. As of September 30, 2003, the weighted-average duration and yield were approximately 2.1 years and 3.61%, respectively.

Details on securities available for sale follow:

	SEPTEMBER 30, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$1,999	$—	$—	$1,999
State and Municipal Securities	26,833	316	19	27,130
Government Agencies Securities	607,204	1,903	3,840	605,267
Mortgage-Backed Securities	1,092,145	699	11,393	1,081,451
Other Securities	55,572	171	—	55,743

Total Securities Available for Sale	1,783,753	3,089	15,252	$1,771,590

	DECEMBER 31, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$25,103	$—	$29	$25,074
State and Municipal Securities	24,917	145	44	25,018
Government Agencies Securities	720,212	506	3,191	717,527
Mortgage-Backed Securities	1,012,635	1,547	6,933	1,007,249
Other Securities	51,831	119	—	51,950

Total Securities Available for Sale	$1,834,698	$2,317	$10,197	$1,826,818

	SEPTEMBER 30, 2003
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$30,120	$23	$1	$30,142
Government Agencies Securities	768,000	895	539	768,356
Mortgage-Backed Securities	931,780	3,137	2,761	932,156
Other Securities	51,906	76	—	51,982

Total Securities Available for Sale	$1,781,806	$4,131	$3,301	$1,782,636

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

Realized gains from the sale of securities totaled $232 thousand for the nine months ended September 30, 2004, and realized losses totaled $5 thousand. For the nine months ended September 30, 2003, realized gains were $12.6 million and there were no realized losses.

Substantially all of the available for sale securities have been issued by the U.S. Treasury, an agency of the U.S. Government or a government sponsored entity (such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation). Accordingly, the repayment of substantially all of the available for sale securities is either guaranteed by the government or a AAA rated entity. As a result, timely payment of principal and interest is reasonably assured and any unrealized gain or loss is, therefore, attributable to changes in market interest rates.

At September 30, 2004, state and municipal securities classified as available for sale were $27.1 million, or approximately 2% of the portfolio.

LOANS

As of September 30, 2004, loans outstanding totaled $3.26 billion, with residential mortgage/home equity, commercial and financial and real-estate commercial/construction comprising 49%, 15% and 27% of the portfolio, respectively. At September 30, 2003, these percentages were 50%, 18% and 22%, respectively. The residential mortgage/home equity loans are generally fully secured, comprising of approximately 13% which have a loan to value ratio of 90% or greater.

As indicated in the following table, total loans increased from $2.94 billion at September 30, 2003 to $3.26 billion at September 30, 2004. The increases were primarily in the real estate-commercial/construction and home equity loan portfolios.

As of September 30, 2004, foreign loans outstanding totaled $217.0 million, a decrease of $82.1 million from December 31, 2003 and $32.9 million from September 30, 2003. However, as part of the Company’s previously announced plan to exit or sell its international banking businesses, as of September 30, 2004, $163.9 million of these loans were transferred to assets held for sale on the Consolidated Statement of Condition.

Riggs periodically purchases residential mortgage loans for asset/liability management purposes. Since September 30, 2003, the Company has purchased $94.4 million of these loans at a net premium of approximately $1.4 million. The Company does not anticipate purchasing residential mortgage loans during the remainder of 2004.

COMPOSITION OF LOAN PORTFOLIO

	SEPTEMBER 30,		DECEMBER 31,		SEPTEMBER 30,
	2004		2003		2003

(IN THOUSANDS)
Commercial and Financial	$487,791	15%	$581,223	18%	$515,657	18%
Real Estate – Commercial/Construction	882,444	27	815,004	25	656,546	22
Residential Mortgage	1,208,966	37	1,155,603	36	1,175,134	41
Home Equity	397,544	12	306,599	10	276,789	9
Consumer	64,548	2	64,403	2	67,072	2
Foreign	216,969	7	299,055	9	249,825	8

Total Loans	$3,258,262	100%	$3,221,887	100%	$2,941,023	100%
Net Deferred Loan Fees, Premiums and Discounts	3,245		3,267		4,654

Loans	$3,261,507		$3,225,154		$2,945,677
Loans Included in Assets Held for Sale	(163,937)		—		—

Loans	$3,097,570		$3,225,154		$2,945,677

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
(IN THOUSANDS)	2004	2003

Balance, January 1	$28,285	$25,958
Provision for loan losses	750	2,321

Loans charged-off	3,345	3,565
Less: Recoveries on charged-off loans	1,728	1,928

Net loan charge-offs	1,617	1,637

Lower of cost or market adjustment for loans transferred to held for sale	(1,521)	—
Foreign exchange translation adjustments	15	55

Balance, September 30	$25,912	$26,697

The reserve amount is determined based on the risk of loss in the loan portfolio. For the nine month period ended September 30, 2004, the Company had a consolidated loan loss provision of $750 thousand and for the nine month period ended September 30, 2003, Riggs had a consolidated loan loss provision of $2.3 million. The Company’s reserve for loan losses decreased by approximately $2.4 million, or 8%, from December 31, 2003 to September 30, 2004 while nonperforming assets, as noted below, decreased by approximately $1.5 million, or 63%, during the same period. Most of the decrease in nonperforming assets occurred in our London-based portfolio. This decrease is the result of our previously announced business strategy to reduce the Company’s risk exposure in the international banking business.

Foreign loans and other credits may be adversely affected by sudden political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with such instability. See Note 15 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans, renegotiated loans, other real estate (net of reserves) and repossessed assets, totaled $871 thousand as of September 30, 2004, a $1.5 million decrease from the year-end 2003 total of $2.3 million and a $3.3 million decrease from the September 30, 2003 total of $4.1 million. Of the $871 thousand balance at September 30, 2004, $619 thousand is recorded in the Banking segment and $252 thousand is in the International Banking segment. The decrease in nonperforming assets from September 30, 2003 was mainly due to activity in the London based portfolio, which recorded $3.2 million in charge-offs and $1.2 million in sales and repayments in its commercial loan portfolio. These reductions were partially offset by additions to the nonperforming asset portfolio of $414 thousand and foreign exchange translation adjustments of $13 thousand. There were no renegotiated loans at September 30, 2004 and 2003, and December 31, 2003. As of September 30, 2004, the Company had specific reserves for loan losses in the amount of $181 thousand on one domestic credit.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans and consumer loans that are in the process of collection and are accruing interest. Loans past-due over 90 days decreased $2.2 million from September 30, 2003 to $8.3 million at September 30, 2004 and decreased $3.9 million from December 31, 2003.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PAST-DUE LOANS

	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
(IN THOUSANDS)	2004	2003	2003

NONPERFORMING ASSETS:

Nonaccrual Loans (1)	$869	$2,308	$3,950
Other Real Estate and Repossessed Assets, Net	2	40	173

Total Nonperforming Assets	$871	$2,348	$4,123

30-89 DAYS PAST-DUE LOANS(2)	$11,421	$32,043	$37,326

90+ DAYS PAST-DUE LOANS(3)	$8,292	$12,178	$10,529

POTENTIAL PROBLEM LOANS	$331	$814	$860

(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2)	Loans contractually past due 30-89 days or more in principal or interest.

(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

DEPOSITS

Deposits are the Company’s primary source of funds. Deposits totaled $3.72 billion as of September 30, 2004, a decrease of $566.9 million from $4.29 billion at December 31, 2003 and a decrease of $312.8 million from September 30, 2003. Deposits decreased significantly in all deposit accounts with the exception of time deposits in domestic offices, which increased $604.3 million and $625.1 million from December 31 and September 30 of 2003, respectively. The increase in time deposits in domestic offices was primarily due to the Company’s strategy of replacing deposits lost because of the Bank’s business strategy for exiting its international banking business and enhancing its liquidity with brokered certificates of deposit. These deposits were not utilized at December 31 or September 30 of 2003 but accounted for $717.3 million of deposits at September 30, 2004. These brokered deposits had a weighted average maturity of 1.37 years as of September 30, 2004.

As a means of reducing deposit reserve requirements, Riggs periodically sweeps excess demand funds into money market accounts. The average balances transferred for the three months ended September 30, 2004 and 2003, which are not included in demand deposits in the Average Statement of Condition, were $458.5 million and $497.6 million, respectively. For the nine month period ended September 30, 2004 and 2003, the average amounts transferred were $470.4 and $487.1, respectively.

FHLB BORROWINGS AND OTHER LONG-TERM DEBT

Long-term debt at September 30, 2004 consisted of $66.5 million 9.65% fixed rate, subordinated debentures due in 2009, $446.0 million in FHLB advances, $270.0 million in long-term repurchase agreements, and $206.2 million in debt payable to Riggs Capital II, the issuer of the Series C trust preferred securities. At September 30, 2003, long-term debt consisted of the $66.5 million subordinated debentures, $349.0 million in FHLB advances, and $156.0 million in long-term repurchase agreements, and at December 31, 2003 long-term debt included the $66.5 million in debentures, $279.0 million in FHLB advances, $206.0 million in long-term repurchase agreements, and $360.8 million in debt payable to issuers of trust preferred securities. The subordinated debentures cannot be called. Once the remaining maturity term is less than five years, the amount includible in Tier II capital is discounted. At June 16, 2004, the amount includible in Tier II capital decreased to 80%. Every twelve months thereafter the portion includible decreases to 60%, 40% and 20%, respectively. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%. The FHLB advances at September 30, 2004 have maturity dates through 2007 and carry a blended rate of 2.58%. Of the $446.0 million in FHLB advances at September 30, 2004, $125.0 million is callable in 2005. The long-term repurchase agreements at September 30, 2004 also have maturity dates through 2007 and carry a blended interest rate of 2.02%. $100.0 million of long-term repurchase agreements is callable in 2004 and $50.0 million is callable in 2005.

The Company adopted FIN46 (Consolidation of Variable Interest Entities) on October 1, 2003. At the time of the adoption of FIN 46 and at December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In the quarter and nine months ended September 30, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding debt of Riggs Capital and Riggs Capital II and reported as minority interest in the Consolidated Statements of Condition. The interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

income of subsidiaries, net of taxes. Beginning with the quarter ended December 31, 2003, the trust preferred securities owned by Riggs are classified as securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has which is payable to Riggs Capital and Riggs Capital II, is included in long-term debt. Beginning the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable to Riggs Capital and Riggs Capital II is included in interest expense.

During the first quarter of 2004 the Company acquired sufficient Series A securities so that it owned more than 50% of all such securities and, accordingly, the Company reconsolidated the subsidiary that issued the securities beginning in February 2004 as the Company was deemed to be the primary beneficiary of Riggs Capital. At September 30, 2004, the Series A securities are reflected in the Consolidated Statements of Financial Condition, net of the Series A securities Riggs owns, as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. Since reconsolidation, the cost of these securities are reflected in the Consolidated Statements of Income as minority interest in income of subsidiaries, net of taxes.

At September 30, 2004, the amount of the Series C, 8.875% securities classified as held to maturity is $49.9 million. See also “Shareholders’ Equity and Regulatory Capital” below.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Riggs maintains liquidity to meet the needs of depositors, borrowers and creditors. The Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization (see Item 3-Sensitivity to Market Risk). As of September 30, 2004, the Company’s liquid assets, which include cash and due from banks, government obligations and other securities, federal funds sold, reverse repurchase agreements and time deposits at other banks, totaled $2.13 billion (36% of total assets). This compares to $2.44 billion (38% of total assets) as of December 31, 2003 and $2.32 billion (40% of total assets) as of September 30, 2003. As of September 30, 2004, $993.5 million of the Company’s assets were pledged to secure deposits and other borrowings.

At September 30, 2004, the Bank had approximately $760 million of unencumbered securities, approximately $98.3 million in other short-term investments and approximately $72.8 million remaining on its Federal Home Loan Bank and Federal Reserve lines of credit for total liquid assets and lines of credit of approximately $931.1 million. Since the second quarter of 2004 the Bank has used the brokered certificate of deposit market to enhance its liquidity. As of September 30, 2004, the balance of brokered certificates of deposit totaled $717.3 million. Under Federal Deposit Insurance Corporation regulations (FDIC), no FDIC-insured depository institution can accept brokered deposits unless it is considered well capitalized, or is adequately capitalized and receives a waiver from the FDIC. Notwithstanding that an institution has capital ratios that meet the requirements for well capitalized status, the OCC, in the case of national banks, may reduce such institution’s capital classification to adequately capitalized if the OCC makes a specific determination for such purposes that an unsafe or unsound condition or practice exists or if it formally mandates that the national bank maintain a specific capital level for any capital measure.

FHLB advances have maturity dates through 2007 and bear rates of interest from 1.32% to 3.70%. At September 30, 2004, Riggs has $270.0 million of repurchase agreements outstanding, which have maturity dates through 2007 and bear interest rates from 1.08% to 3.02%. Both the FHLB borrowings and long-term reverse repurchase agreements are discussed in further detail in “FHLB Borrowings and Other Long-Term Debt” in this Management’s Discussion and Analysis.

In accordance with the May 2004 Consent Order, the Bank must obtain prior approval of the OCC before it can declare a dividend to its shareholder, Riggs National Corporation. In accordance with the Cease and Desist Order, Riggs National Corporation must obtain the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve before it declares a dividend to its shareholders or make payments on its trust preferred securities.

During the third quarter of 2004, Riggs National Corporation, the holding company for Riggs Bank N.A., contributed $40.0 million in cash to the Bank as common equity which enhanced the Bank’s capital ratios. The principal obligations of Riggs National Corporation are payments of interest and distributions on subordinated debt and trust preferred securities. As of September 30, 2004, Riggs National Corporation had approximately $95.0 million of liquid assets.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity as of September 30, 2004 was $372.8 million, a decrease of $671 thousand from year-end 2003 and a decrease of $10.0

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

million from a year ago. The decrease from year-end was primarily the result of a net loss of $40.5 million, net unrealized losses on the investment portfolio of $2.8 million, and dividends payments of $2.9 million. This decrease was partially offset by the issuance of common stock in the amount of $46.1 million and year to date gains on derivatives of $1.2 million. The decrease from September 30, 2003 was primarily the result of a net loss of $47.3 million, net unrealized securities losses of $8.5 million, and dividends paid of $4.3 million. This decrease was partially offset by the issuance of common stock of $48.8 million and the change in unrealized gains on derivatives of $1.7 million.

Book value per common share was $11.82 as of September 30, 2004 compared to $13.02 as of year-end 2003 and $13.38 as of September 30, 2003. The changes in book value from September 30 of the prior year and from year-end 2003 were primarily the result of the aforementioned changes in equity.

The following are the Company’s regulatory capital ratios and those of Riggs Bank N.A., the Company’s principal operating subsidiary, as of September 30, 2004 and 2003, and December 31, 2003. It should be noted that the Company’s trust preferred securities, which at September 30, 2004 carried a blended interest rate of 8.79%, are included in the calculations for Tier I, as allowed, and Combined Tier I and Tier II capital ratios. This rate is significantly higher than the target federal funds rate at September 30, 2004, of 1.75%. Both Riggs and Riggs Bank N.A. are classified as “well-capitalized” for purposes of federal banking regulations at September 30, 2004.

Because of FIN 46 and, as of September 30, 2004, the deconsolidation of one of the two entities that has issued trust preferred securities, regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of tier I regulatory capital. The Company has determined that it and the Bank would continue to meet the capital ratio requirements for “well capitalized” status at September 30, 2004 without including the trust preferred securities as a component of regulatory capital.

During the first quarter of 2004, the Company purchased for cash $19.3 million of trust preferred securities. The average rate on these securities was 8.65% and Riggs paid a premium of $805 thousand. These first quarter purchases will result in annualized interest expense savings of $197 thousand and after-tax minority interest expense savings of $954 thousand.

					TO BE WELL
					CAPITALIZED
					UNDER PROMPT
					CORRECTIVE
	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,	REQUIRED	ACTION
	2004	2003	2003	MINIMUMS	PROVISIONS

RIGGS NATIONAL CORPORATION:
Tier I	12.51%	13.63%	12.52%	4.00%	6.00%
Combined Tier I and Tier II	17.05	19.26	17.81	8.00	10.00
Leverage	8.13	8.31	8.41	4.00	5.00

RIGGS BANK N.A.:
Tier I	11.66%	12.10%	11.08%	4.00%	6.00%
Combined Tier I and Tier II	12.33	12.85	11.82	8.00	10.00
Leverage	7.80	7.44	7.52	4.00	5.00

The table below sets forth (in thousands) the approximate amount of capital each of Riggs and Riggs Bank N.A. has in excess of the regulatory capital ratio requirements for banks for “well capitalized” status as of September 30, 2004:

	RIGGS
	NATIONAL	RIGGS
	CORPORATION	BANK N.A.

TIER 1 RISK-BASED	$255,274	$219,271
TOTAL RISK-BASED	276,759	90,171
TIER 1 LEVERAGE	188,753	162,217

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

The ratios of total shareholders’ equity to total assets were 6.32%, 5.91%, and 6.58% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO MARKET RISK

Riggs is exposed to various market risks which are discussed in the Company’s Annual Report on Form 10-K. Interest-rate risk is a pervasive risk which may have a material impact on the Company’s financial performance especially during periods of rapid and/or significant interest rate changes. Because of this, the Company has established an Asset/Liability Committee (ALCO) to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of the Company’s operations in an effort to provide a stable net interest margin while maintaining desired levels of liquidity and capital. This entails the management of overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. Riggs also has risk associated with foreign currency exchange which it attempts to mitigate through various hedges. See Note 7-Accounting for Derivatives which is incorporated herein by reference.

Riggs manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of September 30, 2004, the most likely interest rate scenario calls for the federal funds target rate rising to 2.0% by December 2004, to 3.0% by December 2005, and to 3.75% by July 2006, holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of September 30, 2004 are shown below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM SEPTEMBER 30, 2004

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:

Net Interest Income Increase/(Decrease	(1.3)%	1.2%	(5.7)%	5.9%

Net Interest Income Increase/(Decrease	$(1,616)	$1,486	$(21,069)	$21,849

(1)	Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:
1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.
2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.
3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.
4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

As of September 30, 2004, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 5%, the Company guideline for a 12-month time horizon. For a 300 basis point movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 10%, the Company guideline for a 36-month time horizon. The results of the simulation for September 30, 2004 indicated that the Bank was liability sensitive due to a large portion of its assets being comprised of fixed-rate instruments. Earnings are benefited in a declining rate environment from increasing spreads on fixed-rate assets, but are offset somewhat by floors on deposit rates and faster prepayment rates on mortgage loans and mortgage backed securities.

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

COMMITMENTS AND CONTINGENCIES

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of September 30, 2004 and 2003, and December 31, 2003 are:

	SEPTEMBER 30,	SEPTEMBER 30,	DECEMBER 31,
	2004	2003	2003

Commitments to extend credit	$1,491,991	$1,326,017	$1,327,070
Commercial letters of credit	15,030	54,962	46,273
Stand-by letters of credit	55,268	69,494	60,115

At September 30, 2004, a liability of $126 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit compared to $280 thousand at September 30, 2003 and $167 thousand at December 31, 2003.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $6.8 million and $11.5 million at September 30, 2004 and 2003, respectively.

CONSENT ORDER, CIVIL MONEY PENALTY AND OTHER MATTERS

See Note 8 to the Notes to the Consolidated Financial Statements on page 20, which is incorporated herein by reference.

PENDING MERGER

See Note 13 to the Notes to the Consolidated Financial Statements on page 24, which is incorporated herein by reference.

OTHERS MATTERS

See Note 14 to the Notes to the Consolidated Financial Statements on page 25, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures, except as described below, are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls over financial reporting. During the third quarter of 2004, we have identified certain matters involving the design and operation of our internal controls that in the aggregate are considered to be a material weakness in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Such matters relate to the need to implement additional controls in our commercial loan system to minimize the risk of errors in the calculation of certain loan fees, the need to implement additional access controls over the Company’s computer systems to minimize the risk of unauthorized access to such systems, the increased level of turnover among employees involved in the operation of the Company’s internal control over financial reporting and the demand on the Company’s internal resources due to the Company’s current circumstances.

These matters have been discussed with the Company’s independent accountants and the Audit Committee of the Board of Directors, and we are in the process of implementing changes to remediate each of them. If we fail to remediate these matters, they may adversely impact our ability to detect and prevent material misstatements caused by errors or fraud in a timely manner. However, we do not believe that these matters have adversely affected the preparation and accuracy of the consolidated financial statements and other consolidated financial information contained in this report.

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RIGGS NATIONAL CORPORATION

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 11 to the Notes to the Consolidated Financial Statements on page 25, which is incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on page 45 are incorporated by reference or filed herewith in response to this item.

(b)	Reports on Form 8-K

On August 11, 2004, the Company furnished a Form 8-K to announce earnings for the quarter and six months ended June 30, 2004.

On September 9, 2004, the Company filed a Form 8-K to announce the appointment of Lawrence Connell as Chief Operating Officer of Riggs Bank N.A.

PART II    OTHER INFORMATION, CONTINUED

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

RIGGS NATIONAL CORPORATION

Date:	November 9, 2004	/s/ ROBERT L. ALLBRITTON

Robert L. Allbritton Chairman of the Board and Chief Executive Officer

Date:	November 9, 2004	/s/ STEVEN T. TAMBURO

Steven T. Tamburo Treasurer (Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGES
NO.

(31.1)	Chief Executive Officer Section 302 Certification of Quarterly Report on Form 10-Q

(31.2)	Chief Financial Officer Section 302 Certification of Quarterly Report on Form 10-Q

(32.1)	Chief Executive Officer Section 906 Certification of Quarterly Report on Form 10-Q

(32.2)	Chief Financial Officer Section 906 Certification of Quarterly Report on Form 10-Q

(Exhibits omitted are not required or not applicable.)