Form 10-K
period 2004-12-31
RIGGS NATIONAL CORP
filed 2005-03-29
CIK 350847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Registrant’s telephone number, including area code:
(202) 835-4309
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, par value $2.50 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Company’s voting equity held by non-affiliates was $401,369,887 on June 30, 2004, based on the last sales price that day.
      The number of shares outstanding of the registrant’s common stock as of January 1, 2005 was 31,675,800.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Riggs National Corporation’s (the Company or Riggs) current expectations and projections about future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-K to earnings from venture capital, implementation of business strategies, hedging activities and the Company’s trust and investment advisory income. The Company has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available and are subject to a number of risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of the business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, investigations, the unfavorable resolution of legal proceedings or government inquiries, the denial of insurance coverage for claims made by the Company, actions of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, regulatory, supervisory or enforcement actions of government agencies, the ability to successfully wind down and/or sell its international business operations, general economic conditions-both domestic and international-and similar matters, and the Company’s ability to satisfy the closing conditions under the merger agreement with The PNC Financial Services Group, Inc. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.
The reader should not place undue reliance on any forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or for any other reason.
PART I
ITEM 1.     BUSINESS
Riggs National Corporation
Riggs is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA), and incorporated in the State of Delaware. Riggs was incorporated in 1980 and engages in a variety of banking-related activities through its bank and non-bank subsidiaries. The Company currently has banking operations or separate subsidiaries in the Washington, D.C. metropolitan area and New Haven, Connecticut. It provides investment advisory services domestically through subsidiaries registered under the Investment Advisers Act of 1940, as amended. At December 31, 2004, Riggs and its subsidiaries had 1,307 full-time equivalent employees. The Company had assets of $6.01 billion, liabilities of $5.62 billion and shareholders’ equity of $317.8 million at December 31, 2004.
The Company has five reportable business segments which are: Banking, International Banking, Treasury, Riggs Capital Partners (venture capital) and Other, which are described in Note 18 of Notes to Consolidated Financial Statements. In 2004, the Company’s Riggs & Co. segment was absorbed into the Banking segment.
In 2004, the Company announced it would completely exit its International Banking and foreign embassy banking relationships either through a sale or wind-down of activities. In the fourth quarter of 2004, Riggs entered into an agreement to sell its Channel Islands operations and portions of its London operations. This sale closed in the first quarter of 2005. In the third quarter of 2004 the Company terminated business operations at its Edge Act subsidiary in Miami, Florida and exited all of its foreign embassy relationships. The Company expects to substantially complete the wind-down of its remaining London operations in March 2005.
On July 16, 2004, The PNC Financial Services Group, Inc. (PNC) and Riggs National Corporation entered into an Agreement and Plan of Merger under which PNC agreed to acquire the Company. On February 10, 2005, Riggs and PNC amended and restated the Agreement and Plan of Merger. Under the restated terms of the merger agreement, Riggs

National Corporation will merge into PNC and PNC Bank, National Association will acquire the assets of Riggs Bank N.A. Riggs shareholders will be entitled to receive the merger consideration in shares of PNC’s common stock or in cash, subject to proration.
PNC has indicated to Riggs that it anticipates the merger will be completed as soon as possible and no later than May 31, 2005, subject to the satisfaction of various closing conditions.
Riggs Bank N.A.
The principal subsidiary of the Company is Riggs Bank N.A. (Riggs Bank or the Bank), a national banking association founded in 1836 and organized under the national banking laws of the United States in 1896. Riggs Bank had assets of $5.81 billion, deposits of $3.88 billion and stockholder’s equity of $435.5 million at December 31, 2004.
Riggs Bank operates twenty-eight branches and an investment advisory subsidiary in Washington, D.C.; fifteen branches in Virginia; eight branches in Maryland and a second investment advisory subsidiary in New Haven, Connecticut.
As a commercial bank, Riggs Bank provides a wide array of financial products and services primarily to customers in the Washington, D.C. metropolitan area and, to a much lesser extent, throughout the United States and internationally.
Riggs Bank’s Corporate & Institutional Banking Group provides services to customers ranging from mid-size to major multinational companies and non-profit organizations. These services include lines of credit, secured and unsecured term loans, letters of credit, credit support facilities, foreign currency transactions and cash management.
Riggs Bank’s Community Banking Group provides a variety of traditional services including checking, NOW, savings and money market accounts, personal loans and lines of credit, certificates of deposit, individual retirement accounts, investment sales and services. Additionally, the Community Banking Group provides 24-hour banking services through its telebanking operations and a network of 138 automated teller machines (ATMs) that is linked to national and regional ATM networks. Included in the Community Banking Group is the Bank’s wealth management division, which provides fiduciary and administrative services including financial management and tax planning for individuals, investment and accounting services for governmental, corporate and non-profit organizations, and estate planning and trust administration. The wealth management division provides domestic investment advisory services through Riggs Investment Advisors Inc. (RIA) and J. Bush & Co., Incorporated, both of which are wholly-owned subsidiaries of Riggs Bank incorporated in the State of Delaware and registered under the Investment Advisers Act of 1940, as amended.
As noted previously, the Company’s international operations are being sold or exited. However, as of December 31, 2004, international operations of Riggs Bank included:

•	Riggs Bank Europe Ltd. (RBEL), located in London (England), which provided corporate banking, expatriate and embassy banking services. RBEL’s main office is located in the West End of London.
•	RCIL, located in London (England), provided portfolio management services to international customers;
•	Riggs Bank London Branch, provided banking services and
•	Riggs Bank and Trust Company Limited, located in Jersey (Channel Islands), which provided offshore banking and trust services to international clients.
The Company estimates that for 2004, 2003 and 2002, approximately 8%, 10% and 9%, respectively, of its consolidated revenues are attributable to foreign operations. For 2004, 2003 and 2002, 5%, 9% and 7%, respectively, of the consolidated assets at December 31 are attributable to its foreign operations. See Notes 16 and 18 of Notes to Consolidated Financial Statements.
Riggs Capital
Riggs Capital issued 150,000 shares of 8.625% guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures, Series A (trust preferred securities), with a liquidation preference of $1,000 per share, in December 1996. The securities currently qualify as tier I capital with certain limitations.
Riggs Capital II issued 200,000 shares of 8.875% guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures, Series C (trust preferred securities), with a liquidation preference of $1,000 per share, in March 1997. The securities also currently qualify as tier I capital with certain limitations.
As previously disclosed the Company suspended cash distributions on its trust preferred securities in November 2004.

In accordance with an accounting interpretation which was adopted by the Company on October 1, 2003 (FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities or FIN 46R), the Company no longer consolidates Riggs Capital II. The Company does consolidate Riggs Capital. At the time of adoption of this new accounting interpretation and at December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In financial statements applicable to periods prior to October 1, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding securities of Riggs Capital and Riggs Capital II and reported as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures in the Consolidated Statements of Condition. Prior to October 1, 2003, the interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning in the fourth quarter of 2003, the trust preferred securities owned by Riggs are included in securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has to Riggs Capital and Riggs Capital II is included in long-term debt as of December 31, 2003. Commencing in the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable by the Company to Riggs Capital and Riggs Capital II is included in interest expense.
Riggs Capital II, the issuer of $200 million of 8.875% Series C debentures, remains an unconsolidated entity at December 31, 2004 and, accordingly, the $206.2 million of Riggs National Corporation (Parent Company) debt payable to Riggs Capital II is a liability of the Company at this date. Interest on this debt for the year ended December 31, 2004 is included in long-term interest expense in the Consolidated Statement of Operations. The trust preferred securities owned by the Company are classified as securities held to maturity on the Consolidated Statements of Condition.
Riggs Capital, the issuer of $150 million of 8.625% Series A debentures, was also deconsolidated upon the adoption of FIN 46R in 2003. In February 2004, however, the Company, which had also been acquiring these securities, acquired sufficient Series A debentures so that it owned more than 50% of all such debentures and, accordingly, reconsolidated this entity as the Company is the primary beneficiary of Riggs Capital. As a result, the debt payable by Riggs National Corporation (Parent Company) to Riggs Capital at December 31, 2004 and the related interest expense since reconsolidation have been eliminated in consolidation. Interest expense on this debt which was incurred prior to reconsolidation is included in interest expense on long-term debt in the Consolidated Statements of Operations for the year ended December 31, 2004. Prior to reconsolidation, the Series A debentures owned by the Company were classified as held to maturity securities in the Consolidated Statements of Condition.
Regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of tier I regulatory capital. The Company has determined that it and the Bank would continue to be “well capitalized” under regulatory guidelines at December 31, 2004 without including the trust preferred securities as a component of regulatory capital. See Capital Resources and Notes 11 and 12 of Notes to Consolidated Financial Statements.
Riggs Capital Partners
Riggs Capital Partners LLC (RCP) and Riggs Capital Partners II LLC (RCP II), the Company’s venture capital operations, invest in equity investments, typically in privately-held, high-tech and growth companies. As of December 31, 2004, the fair value of combined venture capital investments of RCP and RCP II was $39.2 million.
Regulation-General
The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Board of Governors of the Federal Reserve System (the Federal Reserve). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government up to applicable limits. The Bank is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency (the OCC), its primary federal regulator, and also by the Federal Deposit Insurance Corporation (the FDIC) and the Federal Reserve. The Bank is also a member of the Federal Home Loan Bank of Atlanta (the FHLB), which serves as a source of funds for the Bank. To a lesser degree, other domestic and foreign regulatory agencies impact the Company and its subsidiaries, including the Bank.
Certain regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of National Banks
The OCC has extensive regulatory, supervisory and enforcement authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank’s total assets, to fund the operations of the OCC.
The OCC’s enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions and to appoint the FDIC as conservator or receiver. In general, these enforcement actions may be initiated by the OCC for violations of laws and regulations as well as unsafe or unsound practices, or with respect to receivership or conservatorship upon the determination that certain statutory criteria exist such as insolvency, substantial dissipation of assets, an unsafe or unsound condition in which to transact business, willful violation of cease and desist orders, concealment, losses or the likelihood of losses that will deplete substantially all capital, undercapitalization, similar factors, or upon notification by the U.S. Attorney General of guilt by a bank of a criminal offense arising under the money laundering laws of the United States. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.
The OCC, as well as the other federal banking agencies, have adopted regulations and guidelines establishing safety and soundness standards including but not limited to such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.
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
Payment of Dividends
Riggs National Corporation is not only the name of the consolidated financial reporting entity but also refers to a distinct legal entity other than the consolidated financial reporting entity. The majority of Riggs’ cash revenue is from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. In addition, both Riggs and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums.
Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.
Neither the Bank nor Riggs may make any capital distribution (or, also, in the case of the Bank, pay any management fee to RNC) if the Bank or Riggs would thereafter be undercapitalized. Undercapitalized depository institutions and holding companies are subject to increased regulatory monitoring and asset growth limitations and are required to submit capital restoration plans. Both the Bank and the Company are considered “well capitalized” under federal banking regulations at December 31, 2004. As previously disclosed, the Company has suspended payment of the quarterly dividend on its common stock.
The Bank’s ability to pay dividends is also governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. Various provisions of the National Bank Act further restrict the payment of dividends. Under these restrictions, the Bank does not believe that it would have the capacity to pay any dividends until at the earliest 2007 and then only if it had cumulative retained earnings after 2004. In addition, the OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. The Bank would also be prohibited by federal statute and the OCC’s prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as “undercapitalized” under OCC regulations. See Prompt Corrective Action. As discussed further, pursuant to the Consent Orders entered into with the OCC in May 2004 and January 2005, the Bank may not pay a dividend without the prior approval of the OCC. See Consent Order, Civil Money Penalty and Other Matters.
Capital Adequacy
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
The Federal Reserve, the FDIC and the OCC have issued similar risk-based and leverage capital guidelines applicable to the banking organizations that these regulatory entities supervise. Under the risk-based capital guidelines, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk-based assets, which by definition includes certain off-balance sheet amounts, of 8%. At least half of the total capital must be comprised of common equity, retained earnings, qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (tier I capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (tier II capital which, together with tier I capital, comprises total capital). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a tier I risk-weighted capital ratio of 6% or greater. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition by banking regulators or if it receives an unsatisfactory regulatory examination rating with respect to certain matters.
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s tier I capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve has not advised Riggs, and the OCC has not advised Riggs Bank, of any specific minimum leverage ratio applicable to it.
The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the BIS). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In June 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in mid-year 2005. It is currently anticipated that these authorities would release final rules in mid-year 2006, and that the final rules would become effective in January 2008. The Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to Riggs and its subsidiaries.

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (FDIA), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the tier I capital ratio and the leverage ratio.
Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a tier I risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a tier I risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. The Company believes that, as of December 31, 2004, its bank subsidiary, Riggs Bank, was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.
The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
Brokered Deposits
FDIC regulations adopted under the FDIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit that is obtained, directly or indirectly, from or through the mediation or assistance from a deposit broker) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized.
For information regarding the capital ratios and leverage ratio of Riggs and Riggs Bank see the discussion under the section captioned “Capital Resources” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 in Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.
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
Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Liability of Commonly Controlled Institutions
FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.
Community Reinvestment Act
Under the Community Reinvestment Act (CRA), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the institution. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. The Bank’s CRA rating is “outstanding.”

Related Party Transactions
There are legal restrictions on the extent to which Riggs and its non-bank subsidiaries may borrow or otherwise obtain credit from the Bank. Subject to certain limited exceptions, the Bank may not extend credit to Riggs or to any non-bank affiliates in an amount which exceeds 10% of Riggs’ capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. There are further legal requirements as to the type, amount and quality of collateral that must secure such extensions of credit by the Bank to Riggs or to its affiliates. Finally, extensions of credit and other transactions between the Bank and Riggs or its affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.
In addition, the Bank may not acquire the securities of most affiliates. Subsidiaries of the Bank are not deemed affiliates. However, the Federal Reserve has the discretion to treat subsidiaries of national banks as affiliates on a case-by-case basis.
Certain transactions with directors, officers or controlling persons (insiders) are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to insiders must be made on terms substantially the same as for loans to unaffiliated individuals. See Note 6 of Notes to Consolidated Financial Statements.
Financial Privacy
In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the GLB Act), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Holding Company Regulation
The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the BHCA and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file reports with the Federal Reserve and such additional information as the Federal Reserve may require, and is subject to regular examinations by it. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.
Under Federal Reserve policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.
Any loans made by RNC to the Bank are subordinate to deposits and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, a commitment to maintain the capital adequacy of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
In addition, under the National Bank Act, if the capital stock of Riggs Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon Riggs. If the assessment is not paid within three months the OCC could order the sale of Riggs Bank stock held by Riggs to make good the deficiency.
Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.
The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.
Bank holding companies are required to give prior written notice to the Federal Reserve of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. This notification requirement does not apply to any company that meets the well capitalized standard for banks, is well managed and is not subject to any unresolved supervisory issues.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank (FHLB) System, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board, an agency of the United States government. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are to be utilized to provide funding for residential home financing.
As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2004, the Bank had $42.7 million in FHLB stock, which was in compliance with this requirement. In the past year, the Bank has received dividends on its FHLB stock. Recent legislative changes required the FHLB to change the characteristics and amounts of stock held by its members. These changes restrict somewhat the ability of bank members to redeem their shares right away.
Legislation
The Bank Secrecy Act of 1970 (the BSA) was designed to deter money laundering and the use of secret foreign bank accounts, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. The BSA and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money. Those requirements include the establishment of sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.
In recent years, federal regulators have increased the attention paid to compliance with the provisions of the BSA and related laws, with particular attention paid to “Know Your Customer” practices, which are now known commonly as “Enhanced Due Diligence.” Banks have been encouraged, by both regulators and by various industry groups, to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide illicit profits and activities.
In 2001, the President of the United States signed into law the USA PATRIOT Act of 2001 which requires banks to, among other things, enhance due diligence in monitoring accounts related to certain terrorist activities. The USA PATRIOT Act also applies BSA procedures to broker-dealers. The Bank also is responsible for compliance with restrictions from the U.S. Treasury’s Office of Foreign Assets Control (OFAC). Accordingly, Riggs Bank restricts transactions with certain countries except as permitted by OFAC or in accordance with a license from OFAC.
The USA PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. See Consent Order, Civil Money Penalty and Other Matters.
On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (the SOA). The SOA is the most far-reaching U.S. securities legislation enacted in many years, and includes many substantive and disclosure-based requirements. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the Exchange Act). Given the extensive and continuing SEC role in implementing rules relating to many of the SOA’s new requirements the Company’s costs have increased, at least in the short term, as a result of SOA implementation.
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Riggs or any of its subsidiaries could have a material effect on the business of the Company.
Consent Order, Civil Money Penalty and Other Matters
In July 2003, Riggs Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the July 2003 Consent Order) with the OCC. The provisions of the July 2003 Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The July 2003 Consent Order requires Riggs Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA).
In May 2004, Riggs Bank entered into an additional Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the May 2004 Consent Order) with the OCC which supplements, but does not replace, the July 2003 Consent Order. At the same time, Riggs Bank entered into a Consent Order of Civil Money Penalty with the OCC and a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network and was assessed and paid a civil money penalty of $25 million. These consents were entered into as a result of the banking regulators’ allegations that Riggs Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the July 2003 Consent Order and (3) failed to implement adequate controls to ensure that Riggs Bank operates in a safe and sound manner with respect to BSA compliance. The May 2004 Consent Order requires Riggs Bank to take various actions as more fully described in the next paragraph with respect to BSA compliance.
Among the more significant OCC-required actions Riggs Bank is required to take under the May 2004 Consent Order are (1) a review and evaluation of the adequacy of Riggs Bank’s staffing skills and levels with regard to meeting its obligations under the consent order, (2) an evaluation of Riggs Bank’s books, records and information systems relative to the BSA and related rules and regulations and development of a plan to correct any noted deficiencies, (3) adoption, implementation and adherence to written policies for internal controls applicable to account relationships and related staffing, (4) the adoption of a dividend policy with respect to Riggs Bank which requires regulatory approval prior to the declaration of a dividend and (5) adoption, implementation and adherence to an internal audit program that, among other things, is adequate to detect irregularities in Riggs Bank’s operations, determine Riggs Bank’s compliance with all applicable laws, rules and regulations and evaluates adherence to established policies and procedures. The May 2004 Consent Order also requires that Riggs Bank review previously filed Suspicious Activity Reports (SARs) and Currency Transaction Reports (CTRs) to

ascertain that those reports were accurately filed and to review the activity from January 1, 2001 in all accounts identified as high risk to ensure that SARs and CTRs have been filed as appropriate.
In January 2005, Riggs Bank entered into a Stipulation and Consent to the Issuance of Modification of Existing Consent Order (the January 2005 Consent Order) with the OCC, which supplements, but does not replace, the May 2004 Consent Order. Among the more significant OCC-required actions Riggs Bank is required to take under the January 2005 Consent Order are (1) updating the management review conducted pursuant to the May 2004 Consent Order, (2) developing capital, strategic and contingency plans, (3) taking steps to ensure the maintenance and availability of all records, and (4) paying a dividend to Riggs only if Riggs Bank is in compliance with its capital plan and upon the prior approval of the OCC.
In May 2004, Riggs and Riggs International Banking Corporation (RIBC), Riggs Bank’s former Miami Edge Act subsidiary, entered into a Cease and Desist Order (the May 2004 Cease and Desist Order) with the Federal Reserve which generally required that (1) Riggs hire an independent consultant to review the functions and performance of the Board of Directors and senior management, (2) Riggs’ Board of Directors submit a plan to the Federal Reserve Bank of Richmond to strengthen board oversight of the management and operations of Riggs and its subsidiaries, (3) Riggs submit to the Federal Reserve Bank of Richmond a plan to improve the risk management practices of Riggs and its subsidiaries, and (4) Riggs submit to the Federal Reserve Bank of Richmond an internal audit program. The May 2004 Cease and Desist Order also generally required that (1) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with all applicable provisions of the BSA and related rules and regulations, (2) RIBC submit to the Federal Reserve Bank of Atlanta a customer due diligence program (3) RIBC engage the services of a qualified independent firm to conduct a review of account and transaction activity to determine whether suspicious activities in accounts, if any, were properly identified and reported, and (4) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control. Once such plans are approved by the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta, as the case may be, the May 2004 Cease and Desist Order required that Riggs and RIBC, as the case may be, adopt and comply with such plans. The May 2004 Cease and Desist Order did not impose a monetary penalty, but did require, however, that Riggs obtain prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve prior to declaring or paying dividends, paying interest on its trust preferred securities or acquiring its own stock. As noted in Riggs’ Form 10-Q for the quarterly period ended September 30, 2004, RIBC terminated business operations during the third quarter of 2004.
In January 2005, Riggs entered into a new Cease and Desist Order (the January 2005 Cease and Desist Order) with the Federal Reserve. The January 2005 Cease and Desist Order replaces the May 2004 Cease and Desist Order, which was terminated by the Federal Reserve. Under the January 2005 Cease and Desist Order, Riggs is required to, among other things, (1) continue to implement the plans required by the May 2004 Cease and Desist Order to strengthen management, board oversight and risk management, (2) develop capital, strategic and contingency plans, (3) continue to implement and enhance its internal audit program, and (4) ensure the maintenance and availability to supervisory authorities of all records of RIBC. In addition, as required by the May 2004 Cease and Desist Order, Riggs has agreed to continue to obtain the prior approval of the Federal Reserve in order to pay dividends on its common stock, pay distributions on its trust preferred securities and repurchase stock. As previously disclosed, due to the desire of Riggs to retain the strongest possible capital levels at both Riggs and Riggs Bank, Riggs has suspended the payment of its dividend on common stock and distributions on its trust preferred securities.
Primarily as a direct result of the above noted BSA criticisms, each of Riggs Bank and Riggs has been designated as being in a “troubled condition” by the OCC and the Federal Reserve, respectively. A bank or bank holding company that is classified as being in a troubled condition must have any new director or executive officer approved in advance by the OCC or Federal Reserve, as the case may be, and is subject to restrictions on making severance payments to its directors, officers and employees under the FDIC’s “golden parachute regulations.” In addition, entities that are in a “troubled condition” are subject to increased regulatory supervision. The increased regulatory supervision has resulted and is expected to continue to result in more frequent and intensive examinations. The results of these examinations, as well as changes in circumstances, or the failure of Riggs and Riggs Bank to comply with the Consent Orders and the Cease and Desist Order could result in amended or additional regulatory sanctions and civil money penalties.

In response to the regulatory concerns which led to Riggs Bank entering into the July 2003 Consent Order with the OCC, Riggs Bank undertook numerous actions including, among others, (i) the establishment of Riggs Bank’s Compliance & Security Department and the hiring of qualified individuals with compliance and investigative experience; (ii) the implementation of policies and procedures that govern account opening, monitoring and reporting processes; (iii) the creation of a board-level BSA Compliance Committee, which oversees Riggs Bank’s implementation of its BSA/ AML compliance program (iv) the reconstitution of Riggs Bank’s BSA Management Committee, which provides leadership and coordinated supervision of Riggs Bank’s BSA/ AML initiatives and attempts to ensure that regulatory issues are communicated promptly and addressed effectively; (v) the formation of Riggs Bank’s Suspicious Activity Reporting Committee, which reviews investigative reports and determines if SARs should be filed; (vi) the modification of Riggs Bank’s new EPS technology platform, to provide for a more sophisticated technological foundation for the advanced BSA systems and capabilities being implemented at Riggs Bank; (vii) the implementation of software upgrades to improve the detection, monitoring and reporting of suspicious activity; and (viii) the implementation of new and extensive in-house training on compliance with the BSA, the USA Patriot Act, Customer Identification Programs, suspicious activity identification, and related policies to attempt to ensure that Riggs Bank’s employees, officers and directors are adequately informed of, and properly trained to carry out, Riggs Bank’s compliance policies and procedures.
Riggs Bank has undertaken a revised plan of corrective action in response to the May 2004 Consent Order, the January 2005 Consent Order, the January 2005 Cease and Desist Order and the civil money penalty orders entered into in May 2004.
Pursuant to the revised plan of corrective action, on July 7, 2004, Riggs approved numerous policies and procedures for enhancing Riggs Bank’s BSA internal controls applicable to Riggs Bank’s account relationships and related staffing needs. In addition, in July 2004, Riggs approved policies and procedures related to Riggs’ internal audit and risk management procedures as well as BSA and anti-money laundering controls at RIBC. Riggs Bank has implemented several mechanisms to attempt to ensure effective implementation of Riggs Bank’s BSA internal control policies and procedures. The BSA Compliance Committee of the Board of Directors of Riggs Bank currently receives tracking reports at each of its meetings on management’s progress in implementing these policies and procedures. These tracking reports are also being reviewed by an outside consultant retained by Riggs Bank to assess Riggs Bank’s progress.
Riggs Bank has also developed detailed plans to implement the BSA internal control policies and procedures. The plans outline specific action steps that must be taken to implement the policies and procedures and include a process for validations. The plans also specify the Bank management responsible for completing each action step, as well as the date by which each step is expected to be completed.
In addition, Riggs Bank has made numerous changes to its internal audit function to improve the integrity and effectiveness of the bank’s BSA compliance policies and procedures. To improve its BSA internal audit process, in March 2004, the bank’s management revised its BSA internal audit plan.
Upon learning of the deficiencies cited by the OCC in the BSA internal audits, Riggs Bank actively sought to remedy the audit deficiencies and develop an internal audit program sufficient in scope to improve the testing of the bank’s BSA compliance policies and procedures. Riggs Bank replaced its outsourced internal audit provider in June 2004 and retained an outside consultant in August 2004 to provide outsourced internal audit management services and to provide quality assurance reviews of Riggs’ outsourced internal audits, including Riggs’ outsourced BSA internal audits.
In August 2004, Riggs Bank hired an internal audit liaison manager to oversee and coordinate the Bank’s outsourced internal audit function. In October 2004, the Bank’s internal audit department engaged a BSA audit compliance expert to further assist the Bank in overseeing the audits of its BSA compliance policies and procedures. In addition, in September 2004, Riggs Bank named an interim Chief Risk Officer.
Finally, to attempt to provide that immediate actions are undertaken to remedy deficiencies cited in internal audit reports, these reports, including BSA internal audit reports, are submitted to the Audit Committees of the Boards of Directors of Riggs Bank and Riggs and discussed at Audit Committee meetings. The Internal Audit Liaison Manager tracks reportable findings until their resolution and provides interim progress updates to the Audit Committee.
In addition to the actions taken by Riggs Bank described above to improve the Bank’s BSA-related internal controls and internal audit function, Riggs Bank has undertaken numerous steps to attempt to increase the effectiveness of Riggs Bank’s compliance with the BSA. These actions include, among others (i) the implementation of enhanced suspicious activity monitoring and reporting processes; (ii) the implementation of policies and procedures to attempt to ensure that the Bank’s books and records, including electronic information systems, are maintained in a complete and accurate condition; (iii) the implementation of policies and procedures to verify that information required by the BSA is appropriately documented, filed and maintained, and also sets forth the necessary actions to correct and verify any inaccurate or incomplete books and records; (iv) revising the bank’s policies and procedures for SAR filings; and (v) the hiring of Lawrence Connell, a respected banker and former bank regulator, who has senior management responsibility for overall compliance with the OCC Consent Orders and the Federal Reserve Cease and Desist Order and is the Bank’s chief regulatory liaison.
Riggs’ BSA-related regulatory problems have significantly increased its costs of doing business and Riggs expects to continue to incur significant expenses in connection therewith. For 2004, Riggs had approximately $49 million of consulting costs, merger costs, legal costs and audit costs, a large part of which was attributable to BSA matters. Because it has been designated as being in a troubled condition, Riggs Bank’s FDIC quarterly insurance assessment increased by approximately $56 thousand from the second to the third quarter of 2004.
The July 2003 Consent Order is included in a Current Report filed by Riggs on Form 8-K dated July 17, 2003. The May 2004 Consent Order, the OCC Consent Order of Civil Money Penalty, the May 2004 Cease and Desist Order and the Assessment of Civil Money Penalty of the Financial Crimes Enforcement Network are each included in a Current Report filed by Riggs on Form 8-K dated May 17, 2004. The January 2005 Consent Order and January 2005 Cease and Desist Order are each included in a Current Report filed by Riggs on Form 8-K dated January 27, 2005.
Competition and Environment
The Company faces significant competitive pressures from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial and other resources than Riggs. The Company may be impacted, however, by future changes in social, political or economic environments, domestic and foreign terrorism, or a deterioration of the public’s confidence in the banking system or the Company. Many of these factors are beyond the Company’s ability to control.
While Riggs is not dependent on any individual loan, deposit or wealth management customer, the withdrawal of funds by a combination of large depositors or the repayments of loans by a combination of large borrowers or the termination of several large wealth management relationships could negatively impact operating results, financial condition or liquidity. See Risk Factors on page 21.
Additional Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.
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

ITEM 2.	PROPERTIES
Riggs owns the properties located in Washington, D.C., which house its executive offices, fourteen of its branches and certain operational units of Riggs Bank. The Company also owns an office building in Maryland, where additional operational units of Riggs Bank are located. Further, it leases various properties in: Washington, D.C.; London (England); Jersey (Channel Islands); New Haven, Connecticut; Northern Virginia and Maryland. A residential property in London was sold in the third quarter of 2004 for a gain of $2.5 million, and an office building in London was sold at a gain of approximately $5.0 million in the first quarter of 2005. Additional information concerning the Company’s facilities can be found in Notes 1, 3 and 7 of Notes to Consolidated Financial Statements. The facilities the Company owns and leases are adequate to meet the needs of its customers and its operating requirements.

ITEM 3.	LEGAL PROCEEDINGS
On January 27, 2005, pursuant to an agreement with the United States Attorney for the District of Columbia and the Department of Justice, Riggs Bank pled guilty to a single felony count of failing to file timely and/or accurate Suspicious Activity Reports as required by the Bank Secrecy Act and its implementing regulations in connection with certain customer transactions in Riggs Bank’s now-discontinued embassy banking and international private banking businesses. Under the agreement, Riggs Bank will pay a $16 million fine to federal authorities, and has agreed to a five-year period of corporate probation upon sentencing and the entry of an order of conviction. The five-year period of corporate probation would terminate immediately upon the closing of the acquisition of Riggs by PNC or any other change of control transaction. The agreement confirms that the United States will not bring any additional criminal charges against Riggs Bank, Riggs, or any related entity in connection with any matters arising from the conduct related to the now-discontinued embassy banking and/or international private banking businesses of Riggs. The agreement also reflects that Riggs fully cooperated with the investigation that was conducted by the United States Attorney for the District of Columbia and the Department of Justice and that Riggs’ own internal investigation uncovered wrongdoing that was the subject of the guilty plea. The guilty plea and the expected sentencing could have adverse effects on the business of the Company and the Bank. A copy of the agreement with the United States Attorney for the District of Columbia and the Department of Justice and certain other documents related to the agreement are included on a Current Report filed by Riggs on Form 8-K dated January 27, 2005. On March 29, 2005, the United States District Court for the District of Columbia accepted the agreement and sentenced Riggs Bank in accordance with the terms of the agreement. The payment is covered by a $16 million reserve accrued as of December 31, 2004.
Riggs remains subject to numerous investigations by, and inquiries from, various other U.S., foreign and other governmental agencies and authorities. Some of the investigations and inquiries also involve current or former employees of Riggs. Riggs understands that these investigations and inquiries (to which there are generally no specified time periods) include, among other things, accounts associated with Equatorial Guinea, Saudi Arabia and Augusto Pinochet Ugarte (“Pinochet”), Riggs’ anti-money laundering (“AML”) and BSA compliance, the use of Riggs Bank’s airplane and other property and personnel, and the activities of the former Chief Risk Officer of Riggs both while at Riggs and at the OCC. Riggs is currently in the process of its own review of certain of these matters.
The U.S. Senate Permanent Subcommittee on Investigations (the PSI) is conducting an investigation of certain matters relating to Riggs, including those relating to Equatorial Guinea, Pinochet, BSA/ AML Compliance and the former Chief Risk Officer of Riggs. This investigation formally commenced in March of 2003. The PSI minority staff issued a report on July 15, 2004 in conjunction with a hearing the PSI held that same day. The PSI released a revised version of this staff report on September 24, 2004, then on October 15, 2004, PSI issued a Print of the July 15, 2004 hearing which included a revised version of the minority staff report. A follow-up staff report was issued on March 16, 2005. Riggs has been cooperating with this investigation, which has included providing documents and materials.
The U.S. Senate Committee on Governmental Affairs is conducting an investigation regarding Riggs. It has requested various documents and materials from Riggs principally concerning accounts related to Saudi Arabia and related persons as well as BSA/ AML compliance. This investigation was formally commenced in April of 2004. Riggs has been cooperating with this investigation, which has included providing documents and materials.
The OCC and the Federal Reserve have been reviewing various matters at Riggs, including the activities of certain current and former employees. These matters appear to include the accounts associated with Pinochet, accounts associated with Saudi Arabia, BSA/ AML compliance, compensation, and the use of Riggs Bank’s airplane and other property and personnel. Riggs has been cooperating with these reviews, which has included providing documents, audio recordings of Board meetings and other materials.
The OCC is also continuing to review the involvement of employees, officers and directors of Riggs Bank in connection with its compliance with anti-money laundering laws and regulations and its July 2003 Consent Order with the OCC and is considering whether to institute a civil money penalty proceeding against such individuals. In connection with that review, Riggs Bank’s directors and certain officers, as well as two former officers, have been afforded the opportunity by the OCC to submit information to the OCC and have done so.

Riggs has received a subpoena from the District Attorney of the County of New York requesting various documents and material relating to Equatorial Guinea and related interests and a similar request from the Fort Worth District Office of the Securities and Exchange Commission and is cooperating and complying with each of the foregoing. The U.K. Financial Services Authority has also made various inquiries regarding certain activities related to accounts associated with Pinochet and related persons in the Riggs’ London operations.
The Office of the Inspector General of the U.S. Treasury Department has served three subpoenas on Riggs, seeking, among other things, materials and documents related to Riggs’ former Chief Risk Officer. Riggs understands that the DOJ is reviewing the activities of Riggs’ former Chief Risk Officer both while at Riggs and the OCC.
On April 7, 2004 and April 28, 2004, Riggs shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against certain current and former members of Riggs’ Board of Directors. On April 17, 2004, Riggs shareholders filed a purported derivative action in the Superior Court of the District of Columbia against certain current and former members of Riggs’ Board of Directors, substantially similar to the actions filed by Riggs shareholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints each allege that the directors violated their fiduciary duties in relation to a variety of matters, including, among others, the compliance by Riggs with various anti-money laundering laws and various aspects of Riggs Bank’s international and embassy businesses. The lawsuits each seek, on behalf of Riggs, among other things, monetary damages and certain types of equitable relief. The two Delaware actions have been consolidated and on November 19, 2004 the plaintiffs filed a consolidated and amended complaint challenging the terms of the original merger agreement. The consolidated and amended complaint repeated and supplemented the allegations and claims in the original purported derivative actions and added a shareholder class action claim against the directors. The consolidated and amended complaint also sought to enjoin the PNC transaction on the grounds that the proxy statement (which was preliminary at the time) did not adequately disclose the alleged breaches by the directors and their real, allegedly self-interested, reasons for the transaction. On January 31, 2005, the defendants filed a motion to dismiss the Delaware action in its entirety. On February 22, 2005, the plaintiffs filed a second amended complaint that added a class claim against the Riggs directors asserting that the directors violated their fiduciary duties by failing to auction Riggs after PNC allegedly attempted to abandon the original merger.
On February 25, 2005, Riggs and PNC entered into an agreement in principle with plaintiff’s counsel to settle the Delaware action. In the settlement, PNC will contribute $2.7 million in cash into a settlement fund to be distributed to all public stockholders of Riggs (other than persons named as defendants in the Delaware action and their affiliates). In addition, PNC has agreed that the maximum amount of the termination fee payable under the parties’ amended merger agreement will be reduced from $30 million to $23 million, and plaintiffs’ counsel in the action was afforded the opportunity to review and comment on the proxy statement/prospectus relating to the merger before it was filed on February 25, 2005. The settlement will provide for a dismissal of the Delaware litigation with prejudice and the complete release of all claims that Riggs and Riggs’ stockholders may have during the period from July 15, 2004 through the completion of the merger against Riggs, the Riggs director defendants or PNC, which arise out of, or relate to, Riggs’ banking practices or the proposed merger. The settlement is subject to completion of the merger and customary conditions, including negotiation of a definitive settlement agreement and approval by the Delaware Court of Chancery. The payment is covered by a $2.7 million reserve accrued as of December 31, 2004.
On September 16, 2004, Judge Don Baltasar Garzon, Magistrate-Judge of the Central Investigative Court Number 5 of the Audiencia Nacional in Spain (the Spanish Court), allowed a complaint to be brought against seven current or former directors or employees of Riggs as defendants (collectively, the “individual defendants”) for the alleged concealment of assets and money laundering offenses. The Magistrate Judge allowed such complaint to be pursued within the already existing summary proceeding concerning a criminal complaint instituted in 1996 against Pinochet on behalf of the alleged victims of Pinochet’s alleged genocide, terrorism and torture. Riggs and Riggs Bank have been added as defendants with subsidiary civil liability in the amount of approximately $13 million in the event that the individual defendants do not satisfy any monetary judgment entered against them. In addition, the Spanish Court resolved to send letters rogatory (a judicial request) to the United States Attorney General in order that, among other things, a preventive attachment order be issued on the assets of Riggs Bank, Riggs and certain individual defendants to post the above mentioned sum as a bond. Riggs has also been provided with a draft of a complaint that may be filed in a related U.S. action. The draft complaint makes allegations similar to those made in the Spanish suit and seeks, among other things, compensatory and punitive damages.

On February 25, 2005, the Spanish Court issued an order in the previously disclosed Spanish litigation dismissing all criminal and civil claims against Riggs and seven of its former and current directors and officers. The Spanish Court’s order also dissolves related orders including the previously disclosed letters rogatory that the Spanish Court resolved to send to the United States Attorney General.
The Spanish Court’s order was issued in connection with a settlement entered into on January 27, 2005 between Riggs and the private plaintiffs who had initiated the Spanish proceedings against the Riggs defendants under which Riggs agreed to pay $8 million and to provide the plaintiffs, consistent with Riggs’ legal obligations, information concerning Pinochet’s accounts at Riggs. The payment is covered by the previously disclosed $8 million litigation reserve accrued as of December 31, 2004.
On September 10, 2004, Allison Vadhan et. al. and on September 13, 2004 Cantor Fitzgerald & Co. et. al., respectively, filed substantially similar suits in the United States District Court for the Southern District of New York against Riggs. The complaints each assert that because of Riggs’ allegedly deficient anti-money laundering program, Riggs was negligent in failing to alert the United States financial authorities to suspicious financial transactions that the plaintiffs claim were related to the September 11, 2001 terrorist attacks. The lawsuits seek, among other things, compensatory, punitive and/or exemplary damages. The Cantor Fitzgerald suit was dismissed without prejudice after the parties entered into a Tolling Agreement.
On November 18, 2004, Freeport Partners, LLC filed a class action suit against current and former members of Riggs and Riggs Bank’s boards of directors in the United States District Court for the District of Columbia. The complaint asserts that Riggs’ allegedly deficient anti-money laundering program resulted in violations by the defendants of the Racketeer Influenced and Corrupt Organization Act and breaches by the defendants of their fiduciary duties. The lawsuit seeks, among other things, recovery of economic damages and attorneys’ fees. On or about February 17, 2005 the defendants filed a motion to dismiss the complaint. On March 14, 2005 plaintiff filed an amended complaint which dropped as defendants all directors who had never been employees of Riggs and added allegations regarding the amended and restated merger agreement with PNC. The remaining defendants will be responding to the amended complaint.
On February 15, 2005 a creditor of a former Riggs Bank customer, whose account was attached by that creditor and closed in or about 1999, met with lawyers for Riggs Bank and indicated that it believed Riggs Bank may have engaged in “commercial bad faith” regarding the customer’s account at the time it was active. The creditor, which had entered into a tolling agreement with Riggs Bank months before based on a generally unspecified claim, indicated that it may file a complaint against Riggs Bank seeking in excess of $12 million in damages. Riggs Bank believes that it would have substantial defenses to any such claim and as such no accrual for a loss was recorded at December 31, 2004.
It is not possible for Riggs to predict the impact from many of these lawsuits, investigations, inquiries and matters nor the timing of any such impact, and they could result in the bringing of additional civil claims against Riggs and its subsidiaries or criminal and additional civil claims against its current and former employees and directors, additional regulatory sanctions and financial judgments and settlements which could have a material adverse impact on Riggs’ business, financial condition or results of operations and strategies which Riggs cannot quantify at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to security holders for vote during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is traded on The Nasdaq National Market under the symbol: “RIGS.”
A history of the Company’s stock prices and dividends is as follows:

		PRICE RANGE		DIVIDENDS
				DECLARED
		HIGH	LOW	AND PAID

2004	Fourth Quarter	$22.98	$19.00	$—
	Third Quarter	24.19	20.50	—
	Second Quarter	22.20	15.25	0.05
	First Quarter	17.35	14.70	0.05

2003	Fourth Quarter	$17.41	$15.73	$0.05
	Third Quarter	16.58	14.92	0.05
	Second Quarter	15.90	13.25	0.05
	First Quarter	16.20	13.51	0.05

As of February 28, 2005, there were 1,558 shareholders of record.
As discussed further in Part I, Item 1 of the Annual Report on Form 10-K, the January 2005 Cease and Desist Order requires the Company to obtain the prior approval of the Federal Reserve in order to pay dividends on its common stock, pay distributions on its trust preferred securities and repurchase stock. Riggs suspended the payment of its dividend on common stock and distributions on trust preferred securities. Under the terms of its trust preferred securities, Riggs cannot pay dividends on its common stock if there are accrued but unpaid distributions on its trust preferred securities. There are currently approximately $15.3 million in accrued but unpaid distributions on Riggs’ trust preferred securities, a portion of which is due to a subsidiary of Riggs that repurchased some of the outstanding trust preferred securities. In addition, pursuant to the May 2004 Consent Order and January 2005 Consent Order, Riggs Bank must obtain prior approval of the OCC to pay a dividend to the Company.
Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth in Part III, Item 12 of the Annual Report on Form 10-K.
Sale of Unregistered Securities
On May 27, 2004, the Company sold to Anthony P. Terracciano 400 shares of its common stock, par value $2.50 per share. Mr. Terracciano paid $18.52 per share, which was the per share closing price reported on the NASDAQ National Market System on May 26, 2004. The aggregate consideration paid by Mr. Terracciano to the Company for the shares was $7,408. Mr. Terracciano acquired the shares in order to qualify as a member of the Company’s Board of Directors. The sale of the shares to Mr. Terracciano was exempt from registration under the Securities Act of 1933 pursuant to Regulation D.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Read the following information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003	2002	2001	2000

Interest Income	$230,229	$231,932	$256,114	$298,195	$350,378
Interest Expense	80,592	62,640	65,118	108,846	161,138

Net Interest Income	149,637	169,292	190,996	189,349	189,240
Less: Provision for Loan Losses	49	5,146	421	2,526	18,791

Net Interest Income after Provision for Loan Losses	149,588	164,146	190,575	186,823	170,449
Noninterest Income Excluding Securities Gains, Net	98,393	95,859	83,136	72,873	117,107
Securities Gains, Net	227	13,331	9,450	12,037	327
Noninterest Expense	365,276	257,559	237,888	263,526	222,848

Income (Loss) before Taxes and Minority Interest	(117,068)	15,777	45,273	8,207	65,035
Applicable Income Tax Expense (Benefit)	(20,930)	4,493	15,208	10,184	23,829
Minority Interest in Income of Subsidiaries, Net of Taxes	3,821	10,579	16,911	19,860	19,588

Net Income (Loss)-Continuing Operations	$(99,959)	$705	$13,154	$(21,837)	$21,618
Income (Loss) from Discontinued Operations	961	167	130	(649)	1,207
Applicable Income Tax Expense (Benefit)	(709)	(107)	263	891	1,224
Net Income (Loss) from Discontinued Operations	1,670	274	(133)	(1,540)	(17)

Net Income (Loss)	$(98,289)	$979	$13,021	$(23,377)	$21,601

Earnings (Loss) Per Share
Basic-Continuing Operations	$(3.33)	$0.02	$0.46	$(0.77)	$0.76
Diluted-Continuing Operations	(3.33)	0.02	0.46	(0.77)	0.76
Basic-Discontinued Operations	0.06	0.01	—	(0.05)	—
Diluted-Discontinued Operations	0.06	0.01	—	(0.05)	—
Basic	(3.27)	0.03	0.46	(0.82)	0.76
Diluted	(3.27)	0.03	0.45	(0.82)	0.76
Dividends Declared and Paid Per Common Share	0.10	0.20	0.20	0.20	0.20

YEAR-END
Assets	$6,008,663	$6,320,601	$6,796,321	$6,083,790	$5,526,170
Long-Term Debt	1,138,693	912,333	358,525	66,525	66,525
Shareholders’ Equity	317,840	373,520	389,241	360,823	382,746

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This overview is a summary-level presentation of those factors that are deemed most relevant to understanding the Company’s financial condition and results of operations. For a more complete understanding of the significant factors that influenced the Company’s financial performance during the past three years, read all of the following discussion and analysis and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See Forward-Looking Statements on page 3.
As previously described, Riggs National Corporation is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community, commercial and international banking, trust and investment management services and venture capital investing. The Company conducts its activities through five reportable segments: Banking, International Banking, Treasury, Riggs Capital Partners (venture capital) and Other. With the exception of venture capital investing and issuance of trust preferred securities, the activities of the Company are primarily conducted through its principal operating subsidiary, Riggs Bank, and its subsidiaries and divisions. Venture capital investing is performed through two subsidiaries of Riggs, Riggs Capital Partners LLC and Riggs Capital Partners II LLC.
On July 16, 2004, Riggs entered into an Agreement and Plan of Merger with The PNC Financial Services Group, Inc. (PNC), a $77 billion financial services company based in Pittsburgh, Pennsylvania. On February 10, 2005, Riggs and PNC amended and restated the Agreement and Plan of Merger pursuant to which Riggs will merge with and into PNC, with PNC surviving the merger and continuing its corporate existence under Pennsylvania law. The Amended and Restated Agreement and Plan of Merger, which, except for the change in the value to be paid for Riggs shares, is substantially similar to the original agreement, values each share of Riggs common stock at approximately $20.00 based on PNC’s closing NYSE stock price of $54.58 on February 7, 2005. The aggregate consideration is composed of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash in exchange for all Riggs common shares outstanding, subject to adjustment. Riggs stock options will be cashed out prior to closing, if not exercised.
The transaction is expected to close as soon as possible and no later than May 31, 2005. The merger remains subject to customary closing conditions, including regulatory approvals and the approval of Riggs shareholders, and the receipt of exemptions from the Department of Labor and the SEC to mitigate the potential business impact of Riggs Bank’s plea agreement with the Department of Justice. The exemption sought from the Department of Labor would allow Riggs and PNC to retain “qualified professional asset manager” status and the exemption sought from the Securities and Exchange Commission would allow PNC to continue to advise registered mutual funds under Section 9 of the Investment Company Act of 1940, notwithstanding Riggs Bank’s plea agreement with the Department of Justice.
The Company has 51 branch locations and 138 ATMs in the metropolitan Washington, D.C. area. There are additional operations or subsidiaries in London (England), Jersey (Channel Islands) and Nassau (Bahamas). As previously discussed, Riggs began exiting its International businesses and operations in 2004 and expects to complete this exit in early 2005. Riggs serves an array of customers including individuals, partnerships, corporations, foundations, and not-for-profit organizations.
The Company’s principal sources of revenue are net interest income and noninterest income. Net interest income is the largest component of revenue and is the difference between what the Company earns on interest earning assets, such as loans, securities, and short-term investments, and what it pays on interest bearing liabilities, such as deposits and borrowings. Noninterest income, the next largest component of revenue, primarily represents service charges and fees earned on loans, deposits and assets under management, venture capital gains or losses and net securities gains or losses. Noninterest expense comprises the Company’s operating expenses and includes salaries and benefits, occupancy, data processing, consulting, legal, advertising, and other expenses.

The following summarizes the Company’s tax-equivalent net interest income, net interest margin, and interest rate spread for the three years ended December 31, 2004. Net interest margin is net interest income on a tax-equivalent basis as a percent of average earning assets. Interest rate spread is the difference between the rate it earns on interest-earning assets and the rate it pays on interest-bearing liabilities.

	Net Interest	Net Interest	Interest
	Income	Margin	Spread

2004	$154.5 million	2.88%	2.70%
2003	174.1 million	3.16	3.03
2002	194.9 million	3.65	3.48
The three years ended December 31, 2004 were generally a period of historically low interest rates during which it became increasingly difficult to adjust the pricing of funding sources as rapidly as earning assets. While rates began to rise in mid-2004, these relatively low rates led to rate compression which caused net interest income, net interest margin and interest rate spread to decrease. As explained in Results of Operations beginning on page 28, declining interest rates also adversely impacted the Bank’s previously disclosed leverage program as did changes in authoritative accounting literature (see Riggs Capital on page 4 and Results of Operations on page 29) and the methodology by which Riggs is compensated as a financial agent bank by the U.S. Treasury (see Results of Operations on page 29). During 2004, Riggs began a program to acquire brokered deposits to replace funding previously provided from its International business and to enhance Bank liquidity during a period of significant change and scrutiny. Brokered deposits are generally obtained at a higher cost than deposits from traditional Bank customers which adversely impacted net interest income and the related margins.
Noninterest income for the prior three years has been:

2004	$98.6 million
2003	109.2 million
2002	92.6 million
The decline in noninterest income from 2003 to 2004 of $10.6 million is primarily the result of a reduction in securities gains of $13.1 million somewhat offset by an improvement in venture capital results of $7.8 million year over year. The comparison of 2004 to 2003 is also negatively impacted by $3.7 million in non-recurring gains in the prior period including an insurance gain of $2.2 million and the gain on sale of Riggs proprietary mutual funds of $1.2 million.
Noninterest expense for the prior three years has been:

2004	$365.3 million
2003	257.6 million
2002	237.9 million
The large expense increase in 2004 includes several significant items. Riggs incurred $51.7 million in fines and settlement costs during 2004. This was from a $25.0 million fine from the OCC and the Financial Crimes Enforcement Network in the second quarter of 2004, a $16 million fine from the United States Department of Justice recorded in the fourth quarter of 2004, an $8 million accrual for previously disclosed matters in the fourth quarter of 2004 related to litigation in Spain and $2.7 million for settlement of stockholder litigation. The Company also incurred $48.7 million in costs related to regulatory compliance including costs for attorneys, consultants and auditors inclusive of costs related to the planned merger with PNC. In addition, the Company recorded $24.8 million of net expenses in 2004 to exit International operations and expects to incur an additional $11.6 million in 2005.
The Company’s net income (loss) for the three years ended December 31, 2004 has been:

2004	$(98.3) million
2003	1.0 million
2002	13.0 million
The Company’s asset quality at December 31, 2004 is strong with nonaccrual and renegotiated loans of $430 thousand, which represents 0.01% of all loans. At December 31, 2004, the Company’s reserve for loan losses is approximately four times the total of nonaccrual, renegotiated and ninety-day past-due loans. The Company’s regulatory capital exceeds regulatory requirements and the Company and the Bank are “well-capitalized” under federal bank regulatory guidelines.
The Company opened 4 new branches in 2004 but found it necessary to curtail plans to open ten branches per year during the next three years. The branch expansion plan was delayed as a result of Riggs’ decision to preserve capital in light of regulatory challenges during 2004. A new branch facility typically requires an investment of between $500 thousand and $1.5 million depending upon the location and type of branch. The Company also curtailed plans to remodel all of its branches by the end of 2005 because of regulatory challenges it faced during the year and its desire to conserve capital.
RISK FACTORS
The Company is exposed to numerous risks that could adversely impact operating results, financial condition, and cash flows. In an effort to mitigate these risks, the Company has various policies, personnel and committees that establish limits for and monitor various aspects of its risk profile, which are monitored by the Chief Risk Officer. The Chief Risk Officer develops and implements entity-wide risk management policies, serves as internal consultant regarding risk management matters and works with other management members to identify and resolve potential risk management issues.
Geographic Concentration Risk
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
Exposure to International Events
The Company’s exposure to customer relationship risk has been significant because of its concentration of foreign customers, including foreign governments. These customers may be subject to deteriorating economic conditions, political and social upheaval, currency depreciation or devaluation, as well as nationalization and expropriation of assets or other factors over which the Company has no control, some or all of which may adversely impact the performance or financial condition of the Company. Moreover, terrorist activities and other hostile actions against U.S. interests could have an adverse impact upon the general economic condition of the Company’s foreign customers, as well as the U.S. economy, thereby impacting the activities and performance of the Company. However, the Company began exiting all of its International operations during 2004 and expects to complete the exit in early 2005. Once complete this exit will likely improve the overall risk of exposure to international events.
Fluctuations in Interest Rates (Market Risk)
Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Company’s ability to generate new variable loans and cause the value of its fixed-rate assets to decline. An increase in market interest rates may also adversely impact the ability of adjustable rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase. Significant decreases in market interest rates could result in an acceleration of loan repayments thereby mitigating the positive impact of declining interest rates on fixed rate assets. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different rate indices, can impact interest rate spread. See Sensitivity to Market and Other Risk on page 38.
Competition Risk
The Company faces significant competitive pressure from local, regional, national and international banking institutions as well as thrifts, finance companies, credit unions, brokerage and insurance companies and other financial intermediaries. Many of the Company’s competitors are larger and have greater financial and other resources. Riggs competes on the basis of localized decision-making, interest rates, convenient locations and quality of customer service. See Competition and Environment on page 15.
Credit Risk
The Company is exposed to credit risk on the loans and similar products it has in its portfolio. While the portfolio is closely monitored and an on-going analysis and evaluation of this risk is performed, because of the nature of the Company’s business, unexpected credit losses may subsequently be identified as a result of additional analysis performed by the Company or comments received from regulatory examiners. In addition, collateral values may deteriorate subsequent to the making of a loan so that a loss exposure develops. See Asset Quality on page 34.
Legislative and Regulatory Risk
The Company’s operations are subject to extensive regulation by federal banking authorities and are also subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its operations. Policies adopted by these regulatory and administrative entities can impact the Company’s operations. In addition, these authorities periodically conduct examinations of the Company and may impose various requirements or sanctions. The regulatory environment may periodically change significantly as new laws and regulations are promulgated. As a result of new laws and regulations, the competitive environment may also change significantly. See Regulation-General on page 5.
Dividend Limitation Risk
The Company is a holding company and its operations are conducted primarily through its operating subsidiary, Riggs Bank. RNC’s ability to pay dividends to its shareholders and to service its debt is dependent primarily upon the ability of the Bank to make dividend and other payments to RNC. As of December 31, 2004, the Company had approximately $50 million of available liquid assets compared to $144 million at December 31, 2003. Certain laws and regulatory requirements restrict the ability of Riggs Bank to make such payments to the Company. During 2004 the Company discontinued payment of a dividend on its common stock. The Company also exercised its option to suspend payments on its Trust Preferred Securities in November, 2004. See Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Payment of Dividends and Capital Adequacy on pages 6, 7, and 19.
Liquidity Risk
The Company closely monitors its liquidity position including its sources of funding and commitments to fund assets or deposit withdrawals. The Company maintains several credit facilities and the Company’s securities available for sale portfolio is very marketable and is, therefore, a source of liquidity. In addition, substantially all of the securities available for sale portfolio can be pledged to secure borrowings. While marketable, liquidating the securities available for sale portfolio to fund liquidity requirements may result in the recognition of a loss. The Company believes it has sufficient liquidity to fund its commitments. However, changes in the stability of the economic, social or political environments culminating in withdrawals by several of the Bank’s largest depositors could have an adverse impact on the Company’s liquidity position. Also, deterioration in the public’s confidence in the banking system in general or the Company in particular could adversely impact liquidity. Despite the fact that in 2004 the Company experienced a significant level of negative attention related to its international operations, regulatory compliance, and other matters, the overall level of domestic customer deposits and domestic loans did not decline significantly in 2004. See also Commitments and Liquidity on page 34.
Operational Risk
The Company relies on various information systems for operating significant aspects of its business, including loan and deposit information, as well as internal management systems. These systems and the Company’s operations are vulnerable to, among other things, damage or interruption from natural disasters, power loss, network failure, improper operations, security breaches, computer viruses or intentional sabotage. Controls and procedures have been implemented where practical to mitigate these risks, but any disruption in the Company’s various information systems could adversely impact its operations which may affect its results of operations and financial condition. In addition, noncompliance with laws, regulations or contractual obligations, or failure to perform in accordance with industry standards could result in additional claims for damages, fines or monetary sanctions including, but not limited to, monetary sanctions which may be imposed under the provisions of the BSA and related regulations.
Consent Order, Civil Money Penalty and Other Matters
See Part I, Item 1 — Business and Note 10 of Notes to Consolidated Financial Statements for information related to the Consent Order, Civil Money Penalty and Other Matters.

Reputation Risk
Riggs strives to operate in a professional manner and has implemented various personnel policies and procedures, including an employee code of conduct applicable to all employees, to help ensure the maintenance of integrity and professionalism. Nevertheless, Riggs or its employees may fail to perform in accordance with these policies and procedures, or Riggs may find itself in a situation that is embarrassing from a public relations perspective and, upon this information becoming public knowledge, may suffer damage to its reputation. This damage could adversely impact customer confidence and have an adverse impact on the Company’s financial condition and results of operations. In 2004, Riggs experienced a significant level of negative attention related to its international operations, regulatory compliance, and other matters. This resulted in a significant increase in the level of reputation risk.
Risk Caused by Fluctuations in Currency Values
Riggs is exposed to changes in the relative values of the currencies in which it conducts business and the value of the United States dollar. Where deemed appropriate, the Company has attempted to mitigate this risk by entering into hedging transactions. See Note 20 of Notes to Consolidated Financial Statements. The Company also monitors on a quarterly basis its total risk exposure on a country-by-country basis and has established maximum risk exposures for each country. See Sensitivity to Market and Other Risk on page 38.
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
Disintermediation
In the banking and financial services businesses, disintermediation is the process in which customers and potential customers bypass banks and other traditional financial institutions thereby depleting anticipated revenue streams. While the Company continues its efforts to make its products and services an integral, valuable component of its customers’ financial transactions, the possibility of disintermediation is an inherent risk in the banking and traditional financial services business as customers may migrate to other financial intermediaries.
Concentration of Ownership
Members of a family beneficially own or control approximately 40% of the Company’s publicly traded stock. The effect of this concentration could impair or prevent the Company’s other shareholders from effecting certain actions deemed desirable by non-controlling shareholders.
Consummation of PNC Transaction
Although Riggs has pending an agreement to be acquired by PNC, the transaction remains subject to various closing conditions, including shareholder and regulatory approvals and clearances. See Note 2 of the Notes to Consolidated Financial Statements for information relating to the pending merger with PNC. In the event that the Company fails to complete the PNC transaction, it would expect to seek another transaction with another banking institution although no assurances can be given that it would be successful in doing so.
Litigation
See Part I, Item 3 — Legal Proceedings and Note 22 of the Notes to Consolidated Financial Statements for information relating to litigation involving the Company and the Bank.
Internal Controls
See Part II, Item 9A — Controls and Procedures for information relating to the Company’s internal controls.
Critical Accounting Policies and Estimates
Management of the Company has prepared the consolidated financial statements included in this Form 10-K in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis and which follow general practice within the banking industry. Accordingly, management of the Company is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Based on its consideration of accounting policies that involve the most complex and subjective estimates and assumptions as well as its analysis of whether and to what extent such estimates and assumptions will have a material impact on the Company’s financial condition or results of operations, management has identified the following critical accounting policies. Due to uncertainty inherent in these matters, actual results of future operations could differ from the estimates, judgments and assumptions used in applying these critical accounting policies.
Reserve for Loan Losses
The reserve for loan losses is maintained at a level deemed adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, subjective evaluation of economic uncertainties and assessment of business conditions that may change. Because of these and other factors, adjustments to the reserve for loan losses may be required in the future.
The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of loans with balances over $250 thousand for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors considered pertinent to the analysis. Impaired loans are defined as those credits where the Company has determined it probable that all amounts due in accordance with the loan agreements will not be collected or recovered from the sale or disposition of collateral. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $250 thousand has a specific, identified loan loss reserve associated with it. Impaired loans do not include groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience, peer comparisons or other relevant measures. Balances related to impaired loans for which there are specific reserves are excluded when applying historical loss ratios to determine loan loss reserves.
The specific reserves for impaired loans are included in the reserve for loan losses. Impaired loans are usually valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.
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
The Company maintains its reserve for loan losses in accordance with a policy approved by its Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its loan loss methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and international loans are subjected to similar review procedures.
The Company believes its credit monitoring procedures are adequate. However, credit losses are inherent to the business and it is possible there may be unidentified losses in the loan portfolio at December 31, 2004 that may become apparent at a later date pursuant to internal analysis or comments following regulatory examination. The establishment of additional loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would be recorded in the segment in which the loan is recorded.
Venture Capital Investments
Venture capital investments are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At December 31, 2004, the Company valued its venture capital portfolio at $39.2 million. This valuation was arrived at using a variety of factors including market prices if available which may be discounted to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner. At December 31, 2004 the largest investment in the venture capital portfolio on a fair value basis is valued at $3.7 million.
The valuation of venture capital investments is subject to uncertainty. The portfolio value does not represent a negotiated value between the Company and an independent, willing buyer. If the Company attempted to sell its venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could differ significantly from the carrying value. In recent years the market for the type of venture capital investments Riggs holds has been negatively impacted by market conditions including a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations. Although these and other factors have been assessed in determining current values, because of the subjectivity in determining values, it is possible that the Company would experience a loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment.
Deferred Taxes
The Company records a provision for income taxes based upon the amount of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance causes an increase in income tax expense and requires significant judgement.
Uncertainty related to the utilization of deferred tax amounts generated by domestic subsidiaries, including foreign branches of domestic subsidiaries, resulted in the maintenance of a valuation allowance of $14.1 million and $9.0 million as of December 31, 2004 and 2003, respectively.
Uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries resulted in the maintenance of a 100% valuation allowance of $9.4 million and $7.6 million as of December 31, 2004 and 2003, respectively.
Realized and unrealized losses in venture capital and other operations have resulted in the maintenance of $9.8 million of deferred tax assets as of December 31, 2004. This includes a reduction in deferred tax assets of $2.5 million in 2004. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. As of December 31, 2004, a valuation allowance of $503 thousand was recorded against the deferred tax asset because it is not more likely than not that such assets will be recovered within the required time period. This includes a reduction of $6.4 million in 2004. The Company believes that the unreserved deferred tax asset balance of $9.3 million at December 31, 2004, which includes a deferred tax asset related to realized losses of $1.9 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the deferred tax asset balance to be realized, including the sale of office buildings located in Washington, D.C.
If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions or other factors make it impossible, impractical or imprudent to implement alternative strategies, an additional valuation allowance, resulting in a charge against income for that portion of the deferred tax asset which will not be utilized, will be recorded in the Riggs Capital Partners segment.

Impairment of Long-Lived Assets
The Company tests for impairment in the carrying value of any asset or group of assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets, which were $5.0 million at December 31, 2004, are reviewed for impairment on at least an annual basis.
In 1999, the Company contracted to develop, implement and maintain a computer system to be utilized by the United States Department of the Treasury (the Treasury) in its cash management and reporting. Because of cost overruns and significant uncertainties relating to costs required to complete the system, the willingness of the Treasury to fund these additional costs and the recurring revenues to be realized upon implementation of the system, the Company recorded impairment charges of $8.4 million and $1.0 million in 2001 and 2002, respectively. There was no impairment charge in 2003 or 2004 related to this asset. This system became operational in September 2003 and, subsequent to December 31, 2003, Riggs and the government concluded negotiations that significantly reduced the uncertainties regarding recovery of costs incurred on the contract. Accordingly, beginning in the first quarter of 2004, the Company no longer reported this matter as a component of its “Critical Accounting Policies and Estimates.”
Gain and Loss Contingencies
The Company evaluates gain and loss contingencies in accordance with SFAS No. 5 (Accounting for Contingencies) and, when necessary, FASB Interpretation No. 14 (Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5).
Gain contingencies are not recognized in the financial statements until the gain is realized, but the Company does evaluate the need to disclose such contingent gains in the notes to the financial statements. Loss contingencies are categorized as remote, reasonably possible or probable of occurring. Contingent losses for which chances of occurrence are remote are neither recognized nor disclosed in the financial statements. Reasonably possible contingencies are not recorded in the financial statements but, if material, are disclosed in the notes to the financial statements. Loss contingencies that are likely to occur are deemed probable of occurring. Probable loss contingencies that are material are recorded as liabilities in the financial statements at the estimated amount of the loss if such loss can be reasonably estimated. If no reasonable estimate of the loss can be made, but a range of possible losses can be reasonably ascertained, the minimum estimated loss will be accrued and the Company describes in its disclosure the remaining loss contingency.
The determination that a contingency is remote, reasonably probable or probable of occurring is made by the Company based upon known and pertinent knowledge which is deemed reliable. Additional information, or interpretations of knowledge previously deemed reliable, could become known at a future date which may cause the Company to reassess its evaluation of the contingency occurring.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the Company’s largest revenue source representing 60%, 61% and 67% of all revenues in 2004, 2003 and 2002, respectively. Revenues of the Company include net interest income and noninterest income.
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
Net interest income decreased $19.7 million, or 12%, in 2004 compared to 2003 and in 2003 decreased $21.7 million, or 11%, from 2002. Interest income decreased $1.7 million, from $231.9 million in 2003 to $230.2 million in 2004. Interest income for the prior year decreased $24.2 million from $256.1 million in 2002 to $231.9 million in 2003. Net interest margin was 2.88% in 2004 compared to 3.16% and 3.65% in 2003 and 2002, respectively.
In 2004, the Company began the process of exiting its International operations. As a result the overall level of international deposits declined from $1.37 billion at December 31, 2003 to $170.2 million at December 31, 2004. The decline in these deposits was partially offset by the Bank’s issuance of brokered certificate of deposits during 2004. At December 31, 2004 brokered CDs totaled $902.0 million. The Bank had no brokered CDs at December 31, 2003. Brokered CDs were generally obtained at a higher cost than the international deposits, thus reducing net interest income. The decline in net interest income in 2003 from the prior year is also due to the rapid repayment of existing loans, particularly mortgage loans, stimulated by low interest rates. The Company estimates that approximately 46% of its mortgage loan balances at December 31, 2002 were paid-off during 2003 and an additional 20% of these balances were refinanced into lower rates. While Riggs participated aggressively in the competitive refinancing market, the loans it recorded were at lower rates than those previously on its books. In addition, many of the older loans had net deferred acquisition costs and purchase premiums which were charged against income at payoff.
Net interest income was also adversely impacted by a July 2003 change in the methodology by which the Treasury compensates financial agent banks. Prior to July 2003, Riggs was compensated by net interest earned on Treasury deposits, which was reflected in net interest income. Since July 2003, Riggs has been utilizing non-interest earning Treasury deposits to purchase a non-marketable, Treasury-issued depositary compensation security (DCS) for the same amount as the Treasury deposits. The DCS and deposit balances are netted in the Statements of Financial Condition in accordance with FIN 39 (Offsetting of Amounts Related to Certain Contracts) and income earned on the DCS is reflected in the Statements of Operations as non-interest income, rather than a component of net interest income. The average deposit balance that the Treasury maintained at Riggs Bank to compensate it as a financial agent bank was $472.0 million and $895.1 million in 2003 and 2002, respectively.
Beginning October 1, 2003, because of the adoption of FIN 46R, the Company will consolidate its business trusts if the Company has repurchased at least 50.0% of the trust preferred securities originally issued by a trust. As of December 31, 2004, the Company had repurchased $77.3 million, or 51.6% of a trust (Riggs Capital) that originally issued $150.0 million of trust preferred securities. As of December 31, 2004, the Company had repurchased $49.8 million, or 24.9%, of a trust (Riggs Capital II) that originally issued $200.0 million of trust preferred securities. Therefore, Riggs currently consolidates Riggs Capital and does not consolidate Riggs Capital II. As a result, Riggs Capital II payments are categorized as interest expense.
Interest income on a tax equivalent basis in 2004 was $235.1 million, a decline of $1.6 million, or 1%, from $236.7 million in 2003. On a tax equivalent basis, interest income decreased $23.3 million from 2002 to 2003. As indicated in Table A of this Form 10-K, average earning assets were $5.51 billion in 2003 and $5.36 billion in 2004. The rates earned on these assets decreased from 4.87% in 2002 to 4.30% in 2003 and then increased slightly to 4.39% in 2004 as rates began to rise in the second quarter of 2004.
Average loan balances increased by $158.1 million from 2003 to 2004 and by $117.2 million from 2002 to 2003. The increase is the result of increased volumes of commercial real estate and home equity loans. In 2002, Riggs realigned its RBEL operations to focus on expatriate and embassy banking rather than on corporate lending and, consequently, sold $138.3 million in loans and loan commitments. The next largest average earning asset category, securities available for sale, decreased $85.7 million or 4% from 2003 to 2004 and increased $143.7 million in 2003 compared to 2002. Rates earned on available for sale securities were steady at 3.35% in 2004 and 2003. Because of attractive tax equivalent rates, Riggs acquired state and municipal securities in 2003. Riggs had an average balance of $26.4 million and $947 thousand of these securities in 2004 and 2003. These securities are classified as securities available for sale and yield 5.38% and 4.52% on a tax equivalent basis for 2004 and 2003, respectively.
The composition of average earning assets for the past three years is as follows:

	2004	2003	2002

Loans	57.6%	53.2%	52.6%
Securities Available for Sale	35.4	36.0	34.4
Securities Held to Maturity	1.1	0.5	—
Time Deposits with Other Banks	2.6	4.2	3.4
Federal Funds Sold and Reverse Repurchase Agreements	3.3	6.1	9.6

	100.0%	100.0%	100.0%

Interest expense increased by $18.0 million from 2003 to 2004. In June of 2004, rates began to increase for the first time in many years leading to an increase across most components of interest expense. As previously discussed, Riggs began a program to acquire brokered deposits in 2004 to replace funding previously provided from its International business and to enhance Riggs Bank’s liquidity during a period of significant change and scrutiny. Brokered deposits are generally obtained at a higher cost than deposits from traditional bank customers, which also caused an increase in interest expense.
The composition of average interest-bearing liabilities for the past three years is as follow:

	2004	2003	2002

Interest-Bearing Deposits	66.9%	78.3%	88.8%
Federal Funds Purchased and Repurchase Agreements	10.1	8.8	9.4
Other Short-Term Borrowings	5.9	3.0	0.3
Long-Term Debt	17.1	9.9	1.5

	100.0%	100.0%	100.0%

Provision for Loan Losses
The provision for loan losses in 2004 was $49 thousand compared to $5.1 million in 2003 and $421 thousand in 2002. Nonaccrual and renegotiated loans were $430 thousand, $2.3 million and $548 thousand at December 31, 2004, 2003 and 2002, respectively. This represents 0.01%, 0.07% and 0.02% of all loans at December 31, 2004, 2003 and 2002, respectively. In 2004, the quality of Riggs’ loan portfolios improved over already strong levels from the prior two years. This was the primary reason the Company did not provide additional loan loss provisions during the year. See Table J.
Noninterest Income
Noninterest income represented 40% of the Company’s 2004 revenue and was 39% and 33% of the Company’s total revenue in 2003 and 2002, respectively. The increased percentage in 2004 is the result of declines in net interest income.
Noninterest income decreased by $10.6 million, or 10% from the prior year. The decline of $10.6 million in noninterest income from 2003 to 2004 is primarily the result of a reduction in securities gains of $13.1 million. The decline is partially offset by an improvement in venture capital results of $7.8 million year over year. The comparison of 2004 to 2003 is also negatively impacted by $3.7 million in non-recurring gains in the prior period including an insurance gain of $2.2 million and the gain on sale of Riggs proprietary mutual funds for $1.2 million. Excluding these significant items, the decline in noninterest income was $1.6 million and less than 2% in 2004 compared to 2003.
Noninterest income increased $16.6 million from 2002 to 2003. Venture capital losses decreased to $4.2 million in 2003 from $14.8 million in 2002 while securities gains increased to $13.3 million in 2003 from $9.4 million in 2002. Also contributing to the increase in noninterest income in 2003 was the previously mentioned $3.7 million in non-recurring gains. Partially offsetting these improvements was a decrease in trust and investment advisory income caused by the second quarter 2002 renegotiation of an agreement with the real estate advisor to the Multi-Employer Property Trust (MEPT), an open commingled real estate fund. The new agreement resulted in a reduction in revenue of approximately $3.5 million in 2003 compared to 2002. Excluding these significant items the increase in noninterest income was $1.9 million and approximately 2% in 2003 compared to 2002.
Trust and investment advisory income impacts the Riggs & Co. segment while venture capital losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment. Service charges and fee income primarily impacts the Banking segment.
Noninterest Expense
Noninterest expense increased by $107.7 million, or 42%, to $365.3 million in 2004 compared to $257.6 million in 2003. The large expense increases in 2004 include several significant items. Riggs incurred $51.7 million in fines and settlement costs during 2004. This was from a $25.0 million fine from the OCC and the Financial Crimes Enforcement Network in the second quarter of 2004, a $16 million fine from the Department of Justice in the fourth quarter of 2004, an $8 million accrual for previously disclosed litigation reserves in the fourth quarter of 2004 related to litigation in Spain and $2.7 million for settlement of stockholder litigation. The Company also incurred $48.7 million in costs related to regulatory compliance including costs for attorneys, consultants, and auditors inclusive of costs related to the planned merger with PNC. In addition, the Company’s expenses recorded in 2004 to exit International operations was $24.8 million, net of gains.

These significant items accumulated to $125.2 million for the year but were partially offset by a $12.8 million decline in data processing services subsequent to a September 2003 systems conversion.
From 2003 to 2002, noninterest expenses increased by $19.7 million. During 2003, costs were adversely impacted by: $11.4 million of consulting and other costs incurred in conjunction with a systems conversion project; $3.9 million of consulting costs incurred to improve the Bank’s compliance with BSA; a $3.8 million write-down of an office building in London which was sold during the first quarter of 2005; and a $950 thousand write-down of goodwill.
In 2003 and 2002, respectively, the Company approved for award 210,407 and 161,909 shares to certain key executives under a deferred stock award agreement subject to performance and time vesting. Based on achieved 2003 and 2002 performance targets, 76,466 shares were awarded at December 31, 2003 and none at December 31, 2002. The 76,466 deferred shares earned at December 31, 2003 vest in three equal annual installments, beginning in January of 2004. A total of $321 thousand and $325 thousand in stock compensation expense was recorded in 2004 and 2003, respectively, and is included in pension and other employee benefits in the Consolidated Statements of Operations. Future expense amounts could vary because the individual to whom the award was granted must be employed by the Company on the distribution date each year and new participants could be added.
In 2002, Riggs increased its matching of employee 401(k) Plan contributions from $0.50 for every dollar contributed (up to 6% of eligible wages) to a dollar-for-dollar match (up to 6% of eligible wages). This change in matching resulted in an increase in pension and other employee benefits expense of $2.1 million in 2002 and subsequent years. Pension and other employee benefits costs affect all segments with the exception of Riggs Capital Partners.
In 2003 and 2002, respectively, the Company awarded 73,000 and 370,000 shares of its common stock to certain key executives under the terms of a plan approved by shareholders in April 2002. This award is set up to vest annually in equal amounts over a period of four to five years, beginning in January 2003 and January 2004. For the years ended 2004, 2003 and 2002, respectively, Riggs recorded $941 thousand, $1.2 million and $646 thousand of expense related to this award, which is recorded in pension and other employee benefits in the Consolidated Statements of Operations. New participants may be added and, in addition, to obtain this award, the individual to whom it was granted must be employed by the Company on the date of distribution each year. Projected expense amounts, therefore, could vary.
The Company recorded impairment charges amounting to approximately $850 thousand in 2004, $4.8 million in 2003 and $4.5 million in 2002. The 2004 impairment charge was from impairment in goodwill. The 2003 impairment charge includes a $950 thousand write-down of goodwill and also includes a $3.8 million write-down of an office building in London that is under contract to be sold by the Company. This facility was also written down by $1.3 million in 2002. The amount of these facility write-downs was determined based upon consultation with real estate experts. In 2002, as part of a systems conversion project, Riggs also wrote off $1.1 million in costs related to prior development of an information system to support bank tellers when it was determined that this development would not be compatible with the Company’s new technology. In London, the Company incurred a charge of $1.1 million to exit long-term maintenance contracts in 2002 and domestically, it wrote down a long-term, fixed price, non-cancelable technology contract by $1.0 million due to cost overruns that will not be passed on to subcontractors or other parties to the contract.
In 2004, the Company also reduced its workforce by 10%, from 1,450 full-time equivalent positions at December 31, 2003 to 1,307 at December 31, 2004. This was the result of a reduction in force in the first quarter of the 2004 combined with the ongoing exit of International operations.
FINANCIAL POSITION AND LIQUIDITY
Summary
Total assets declined from $6.32 billion at December 31, 2003 to $6.01 billion at December 31, 2004, a decrease of $311.9 million. The decrease was attributable to decreases in cash of $178.4 million, time deposits with other banks of $221.7 million, securities available for sale of $131.0 million, securities held to maturity of $58.0 million, and loans of $223.8 million, offset in part by an increase in federal funds sold and reverse repurchase agreements of $450.0 million. The decline in assets is primarily the result of actions relating to exiting International operations.

Earning Assets
Loans, securities available for sale, securities held to maturity and other short-term investments are the Company’s primary earning assets. At December 31, 2004, 2003 and 2002, these assets represented approximately 88%, 86% and 90%, respectively, of the Company’s total assets and 87%, 87% and 89% of the Company’s average assets for each of those years.
Loans represent the largest earning asset category. At December 31, 2004, 2003 and 2002 loans were 57%, 59% and 49% of earning assets and 58%, 53% and 53% of average earning assets for those years, respectively.
Securities available for sale, the next largest component of earning assets, were 32%, 34% and 38% of earning assets at December 31, 2004, 2003 and 2002, respectively, and represented 35%, 36% and 34% of average earning assets for those years.
The third component of the Company’s earning asset mix, short-term investments, was 10%, 5% and 13% of earning assets at December 31, 2004, 2003 and 2002, respectively, and represented 6%, 10% and 13% of average earning assets for the those years.
Loans
Loans are primarily generated in the Banking segment through both retail and commercial banking activities. Certain loan balances remained in the International Banking segment during 2004 as the Company continues to exit those operations (see Tables C and D of this Form 10-K).
Total loans at December 31, 2004 were $3.00 billion, a $224 million or 7% decrease from December 31, 2003. The largest decreases were in domestic commercial and financial loans of $179.7 million or 31% and foreign loans of $98.7 million or 33%. The decline in commercial and financial loans was the result of targeted loan sales and non-renewals totaling $90 million and a reduction in lending activity in the second half of 2004 subsequent to Riggs highly publicized regulatory fine and related matters. The decrease in foreign loans is the direct result of the Company’s actions to exit its International operations, resulting in $163.4 million of loans held for sale at December 31, 2004. Somewhat offsetting these declines were increases in commercial real estate loans, which increased $88.8 million or 11%, and home equity loans, which increased $110.3 million or 36%. The increase in commercial real estate is driven by a continued strong real estate market in the metro Washington D.C. area. The home equity loan volume significantly increased in 2004 as the Company applied significant marketing resources into this product.
Total loans at December 31, 2003 were $3.23 billion, a $217.2 million or 7% increase from December 31, 2002. The largest increases were in: commercial real estate loans, which increased $255.6 million or 46%, home equity loans, which increased $26.9 million or 10%, loans to foreign governments and official institutions, which increased $14.9 million or 14%, and loans to foreign commercial and industrial customers, which decreased by $13.8 million or 18%. Offsetting these increases were decreases in: commercial and financial loans of $32.6 million or 5%; and residential mortgage loans of $70.1 million or 6%. Other foreign loans increased $38.6 million or 50% in 2003.
At December 31, 2004, approximately 24% of the loan portfolio matures in less than one year. This compares to 25% at the end of the prior year. At December 31, 2004, approximately 35% of the loan portfolio has fixed interest rates that do not adjust during the term of the loan and 65% has floating or adjustable interest rates that adjust prior to the loan’s maturity.
Prior to deciding to exit its International Banking businesses in 2004, Riggs extended credit to borrowers domiciled outside of the United States primarily through its International Banking segment. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, investments and other monetary assets. In addition, cross-border outstandings include guarantees issued on behalf of non-local third parties and local currency outstandings to the extent they are not funded by local currency borrowings. While the Company routinely reviews these assets and assesses the impact of any changes on foreign domiciled borrowers, the economic value and recoverability of these assets may be affected by changing economic and political conditions in the respective countries. In addition, some of the Company’s loans are to sovereign entities, some of which might be subject to deteriorating economic conditions, political and social upheaval, currency depreciation or devaluation, or other factors over which Riggs has no control. If, for any reason, a loan to such a borrower became past due or a problem credit, collection efforts would be made more difficult because of the sovereign status of the borrower. Several sovereign entities also maintained significant depository relationships with the Company during portions of the year. The largest of these accounts were in the embassy banking business which was fully exited in 2004.

At December 31, 2004 and December 31, 2003, the United Kingdom was the only foreign country with cross-border outstandings in excess of 1% of total assets that had loans in either a nonperforming or past-due loan status. There were no foreign countries with cross-border outstandings in excess of 1% that had loans in a nonperforming or past-due loan status at December 31, 2002 (see Tables E and F of this Form 10-K and Note 16 of Notes to Consolidated Financial Statements).
Short-Term Investments
Short-term investments are managed in the Treasury segment and include time deposits with other banks, federal funds sold and reverse repurchase agreements. These investments are liquid assets with original maturities generally of less than 90 days. Short-term investments are generally lower-yielding assets that are highly interest-rate sensitive. The amount of funds available for short-term investments is a function of daily movements in the securities, loan and deposit portfolios combined with the Company’s interest-rate risk management and liquidity strategy.
At December 31, 2004, short-term investments totaled $515.4 million, an increase of $228.3 million from December 31, 2003. At December 31, 2003, short-term investments totaled $287.1 million, a decrease of $526.2 million when compared to year-end 2002. The significant increase in short-term investments at December 31, 2004 compared to the prior year-end resulted from the Company’s efforts to increase liquidity subsequent to Riggs highly publicized regulatory fine and related matters. The average yield on short-term investments was 1.89% in 2004, 1.59% in 2003 and 1.61% in 2002. The increase in 2004 is caused by a general increase in interest rates which began in June 2004.
Securities Available for Sale and Securities Held to Maturity
At December 31, 2004, the Company had $1.70 billion of securities classified as available for sale (97% of all securities) and $49.9 million of securities classified as held to maturity (3% of all securities). At December 31, 2003, the Company had $1.83 billion of securities classified as available for sale and $107.9 million of securities held to maturity.
The securities available for sale portfolio is managed by the Treasury segment as part of the Company’s liquidity and interest-rate risk management process. Securities available for sale are reflected in the Consolidated Statements of Condition at fair value. Differences between amortized cost and fair value are reported net of applicable taxes as a component of other comprehensive income or loss within shareholders’ equity. On a tax equivalent basis the securities available for sale portfolio yielded 3.35%, 3.35% and 3.81% in 2004, 2003 and 2002, respectively.
Gross unrealized gains and losses at December 31, 2004 were $1.4 million and $15.0 million, respectively.
Approximately 98% of the available for sale securities have been issued by the U.S. Treasury, an agency of the U.S. Government or a government sponsored entity (such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation) and therefore the repayment of substantially all securities is either guaranteed by the government or a AAA rated entity. As a result, timely payment of principal and interest is reasonably assured and any unrealized gain or loss is primarily attributable to changes in market interest rates. All of the Company’s state and municipal securities were insured by an independent, non-government third party as to repayment of principal and interest.
At December 31, 2004, 2003 and 2002, 5%, 10% and 21% of the securities available for sale portfolio matures within one year and the portfolio duration for each is 2.4, 2.3, and 1.0 years, respectively. The duration of the investment portfolio extended slightly due to the rise in general interest rates, especially in the short and intermediate terms. Mortgage asset prepayments slowed down as the refinancing boom came to an end and callable assets were not called, extending their effective maturities. The Bank extended the duration of its liabilities late in 2004 by extending the maturity of long-term FHLB advances and repurchase agreements and by issuing brokered certificates of deposits for terms in excess of one year to offset the extension on the asset side. Although most of the securities have contractual maturity dates that are greater than one year, many have call features which allow the issuer to call the securities away from the Bank. Anticipated calls of securities and estimated mortgage prepayments on mortgage-backed securities have been factored into the overall portfolio duration calculation (see Note 4 of Notes to Consolidated Financial Statements).
See “Minority Interest in Trust Preferred Securities” for a discussion of securities held to maturity on page 37.
Venture Capital Investments
Venture capital investments amounted to $39.2 million at December 31, 2004 and $43.4 million at the close of the prior year. The Company recorded a net gain of $3.6 million on its venture capital investments in 2004 that is primarily attributable to unrealized gains in the fair value of its venture capital investments. In 2003, the Company recorded a $4.2 million loss, substantially unrealized, on these investments (see Note 1 of Notes to Consolidated Financial Statements). The overall balance in the portfolio declined as the Company is in the process of limiting its total exposure to venture capital.
The portfolio’s performance improved in 2004 and the Company recorded a net gain for the first time since 2000. This is related to an overall positive trend in the venture capital market as more companies were able to complete initial public offerings or acquisitions by larger companies. The losses in 2003 were attributable to several factors including a domestic economic slowing, a general decline in the domestic stock market and the decline in initial public offerings and acquisitions by public companies of private companies. Because venture capital investors typically look to the IPO process and acquisitions as a means of liquidating investments, the lack of such markets was detrimental to the value of investments held in prior years.
At December 31, 2004, the Company maintained a valuation allowance against total deferred tax assets relating to venture capital losses. The Company has concluded that it is more likely than not that the remaining deferred tax assets which are attributable to losses from venture capital operations will be realized through capital gains generated by its venture capital operations or through such gains generated elsewhere within the Company. The Company has significant unrealized gains in properties that could be used to generate the necessary gains.
Commitments and Liquidity
At December 31, 2004, the Company believes it has the necessary liquidity to meet its obligations. As noted previously, the Company had $515.4 million of short-term investments and has approximately $57 million of unused credit lines at December 31, 2004. The securities available for sale portfolio has a relatively short duration of 2.4 years which can, with the exception of the state and municipal securities, be pledged to secure borrowings. Average interest-bearing deposits declined from $3.87 billion in 2003 to $3.20 billion in 2004. In addition, despite the fact that average interest-bearing deposits declined by $280.0 million from 2002 to 2003, substantially all of this decline is due to a $424.5 million decline in average time deposits in domestic offices from 2002 to 2003. The decrease in average time deposits is domestic offices from 2002 to 2003 is almost entirely attributable to the previously described change in the methodology by which the Treasury compensates financial agent banks. As a result of this change, average Treasury time deposits utilized to compensate Riggs as a financial agent bank were $423.0 million less in 2003 than 2002. Average non-interest bearing deposits were $755.8 million in 2004, $559.9 million in 2003 and $501.5 million in 2002. Because of these factors, the Company believes that its deposit base comprises a stable source of funding.
During 2004, Riggs contributed $69.5 million in capital to Riggs Bank which enhanced the Bank’s capital ratios. The principal cash obligations of Riggs are payments of interest and distributions on subordinated debt and trust preferred securities. As of December 31, 2004, Riggs had approximately $50 million of available liquid assets compared to $144 million at December 31, 2003.
ASSET QUALITY
Credit Risk Administration
Because the loan portfolio is the Company’s largest component of earning assets, one of the Company’s primary objectives is to maintain a high quality loan portfolio. This is achieved through adherence to loan underwriting standards and regular evaluation of credit risk within the portfolio. The potential for loss is, however, inherent to the lending process. Riggs attempts to minimize this risk by stressing the integrity, financial strength and liquidity of borrowers and, if integral to the granting of credit, the stability of supporting collateral values. The credit administration function establishes credit policies including those related to credit underwriting, limits on the ability of an individual loan officer or group of loan officers to extend credit, policies addressing concentrations of credit risk and internal credit scoring. The credit administration function reports to a chief credit officer who works with the various business units to ensure the integrity of established procedures and policies. In addition, the Company maintains a loan review group that monitors compliance with these policies and thereby further ensures the integrity of the credit process (see Notes 1 and 5 of Notes to Consolidated Financial Statements).

Provision and Reserve for Loan Losses
The adequacy of the reserve for loan losses is determined based on an analysis of the composition of the loan portfolio, the level and trend of loan delinquencies, the financial condition of specific delinquent or problem borrowers and related guarantors, historical charge-off rates, general economic and industry-specific conditions and all other factors deemed relevant, including supervisory comment received during the examination process. Based upon this analysis, which is performed quarterly and reviewed by a standing management committee, a provision for loan losses is recorded to maintain the reserve for loan losses at a level adequate to absorb probable losses in the portfolio.
For loan pools with homogeneous characteristics, such as residential mortgage, home equity and consumer loans, provisions are determined using historical loss rates and other relevant factors. For non-homogeneous loans, the Company allocates specific reserves for loan losses to individual loans in the highest risk categories and provides for the remainder using historical and other factors. In addition, the Company maintains a qualitative component in its reserve for loan losses. This portion of the reserve is adjusted when the Company concludes that recent charge-off experience may not be indicative of future experience, either adverse general economic or industry-specific conditions are not manifested as specific problem credits or in delinquency ratios, or the Company knows of specific potentially adverse events or conditions of a borrower. The Company maintains its reserve for loan losses in accordance with a policy approved by the Company’s Board of Directors.
Based upon application of this policy, the Company recorded a loan loss provision of $49 thousand in 2004. At December 31, 2004, the reserve for loan losses was $24.7 million, or approximately 0.82% of loans and approximately four times the Company’s nonaccrual, renegotiated, and 90 days past due credits. Foreign nonperforming assets represent approximately 4% of consolidated nonperforming assets (including 90 days past due credits). In 2004, the quality of Riggs’ loan portfolios improved over already strong levels from the prior two years. This, as well as the impact of transferring $164 million to assets held for sale was the primary reason the Company did not provide additional loan loss provisions during the year.
The Company recorded a loan loss provision of $5.1 million in 2003. At December 31, 2003, the reserve for loan losses was $28.3 million, or approximately .88% of loans and 195% of the Company’s nonaccrual, renegotiated and 90 days past due credits. The foreign loan loss provision in 2003 was approximately $181 thousand and the domestic provision was $5.0 million. Riggs recorded a loan loss provision of $421 thousand in 2002.
During the three years ended December 31, 2004, the reserve for loan losses as a percentage of loans has remained in the range of .82% to .88%. During this same period, nonaccrual, renegotiated and 90 days past due credits decreased from $11.6 million to $6.3 million. In addition, 50% of the Company’s portfolio is secured by residential real estate at December 31, 2004. Traditionally, net losses on such loans have been minimal (see Table H of this Form 10-K).
Foreign exchange translation adjustments in the reserve for loan losses were $98 thousand and $251 thousand in 2004 and 2003, respectively. These adjustments relate to reserves recorded in British sterling, and are made to account for changes in our reserve for loan losses resulting from fluctuating foreign exchange rates.
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
Riggs evaluates each past due commercial loan (commercial and financial loans and commercial real estate loans) and discontinues the accrual of interest based on the delinquency status, an evaluation of any collateral and the financial condition of the borrower. If there is doubt as to the collection of either principal or interest, or when interest or principal is 90 days past due and the commercial loan is not well-secured and in the process of collection, it is placed into nonaccrual status. A nonaccrual loan may be restored to accrual status when interest and principal payments are brought current and the collection of future payments is not in doubt. Nonaccrual loans totaled $430 thousand at December 31, 2004, a decrease of $1.9 million from an already low level at December 31, 2003.
Income recognition on non-commercial loans is discontinued and the loans are generally charged off or loan foreclosure proceedings begun upon becoming 120 days delinquent or at such time as permitted by law or other regulations. At this point, any uncollected interest is eliminated from income.
Renegotiated loans are those loans where there has been an extension of the original repayment period or a reduction of the obligation to pay principal or interest because of deterioration in the borrower’s financial position. There were no renegotiated loans at December 31, 2004 or 2003.
Loans are transferred into other real estate owned and other repossessed assets owned when collateral securing the loans is acquired through foreclosure. Other repossessed assets owned totaled $12 thousand on December 31, 2004 compared to $40 thousand on December 31, 2003.
The 90 days past due loan category amounted to $5.9 million and $12.2 million at December 31, 2004 and 2003, respectively. The balances are primarily attributable to secured residential real estate loans that are in the process of collection and are accruing interest.
At December 31, 2004, the Company identified $834 thousand of potential problem loans compared to $814 thousand of such loans at December 31, 2003. The current balance consists of a small number of consumer and residential real estate credits. Potential problem loans are defined as loans that are currently performing but which have certain attributes that more likely lead to nonaccrual or past due status in the foreseeable future.
Foreign loans and other credits may be adversely affected by social, economic and political instabilities, including military confrontations. The Company cannot estimate the losses, if any, associated with any such instabilities (see Note 16 of Notes to Consolidated Financial Statements).
DEPOSITS AND FUNDING SOURCES
Deposits, short-term borrowings, FHLB advances and long-term debt are the Company’s principal funding sources. For 2004, these funding sources averaged $5.53 billion, an increase of $29.7 million from the $5.50 billion for 2003. In 2002, these funding sources averaged $5.18 billion. Beginning on October 1, 2003, trust preferred securities issued by a deconsolidated business trust are no longer a funding source for the Company but, rather, because of the Company’s previously discussed adoption of FIN 46R, the debt the Company has to the trust that issued the trust preferred securities is considered a funding source. During 2004, Riggs began a program to acquire brokered deposits to replace funding previously provided from its International Banking business and to enhance Riggs Bank’s liquidity during a period of significant change and scrutiny. Brokered deposits are generally obtained at a higher cost than deposits from traditional bank customers which adversely impacted net interest income and the related margins in 2004.
Deposits
Deposit balances are the primary funding source of the Company. The average deposit balance for 2004 was $3.95 billion which compares to average deposit balances of $4.43 billion in 2003 and $4.65 billion in 2002. Average interest bearing deposits were $3.20 billion, $3.87 billion and $4.15 billion in 2004, 2003 and 2002, respectively. In 2004, the Company began the process of exiting its International operations. As a result the overall level of international deposits, which include embassy banking relationships, declined from $1.37 billion at December 31, 2003 to $170.2 million at December 31, 2004. The decline in these deposits was partially offset by the Bank’s issuance of brokered certificates of deposit during 2004. At December 31, 2004, brokered CDs totaled $902.0 million. The Bank had no brokered CDs at December 31, 2003. In 2003, average deposit balances and average interest bearing deposit balances were significantly impacted by the amount of deposits maintained at Riggs by the Treasury to compensate the Company as a financial agent bank. The Treasury changed the methodology by which Riggs as a financial agent bank is compensated and average deposit balances to compensate Riggs as a financial agent bank declined to $472.0 million in 2003 from $895.1 million in 2002 while there were no such balances in 2004.
Average demand deposits were $755.8 million, $559.9 million and $501.5 million in 2004, 2003 and 2002. As a means of reducing deposit reserve requirements, the Company periodically sweeps excess demand funds into money market accounts.

The average balances transferred, which are not included in demand deposits in Table A of this Form 10-K, were $461.4 million in 2004 compared to $480.8 million and $468.4 million in 2003 and 2002, respectively.
The average cost of interest-bearing deposits was .91%, .82% and 1.24% in 2004, 2003 and 2002, respectively. The change in the cost of these funds is primarily attributable to the previously described brokered CD program and actions of the Federal Reserve. From December 31, 2000 to year-end 2003, the Federal Reserve lowered its target federal funds rate by 550 bps, from 6.50% to 1.00%. Starting in the second quarter of 2004 the Federal Reserve raised its target federal funds rate from 1.00% to 2.25% at December 31, 2004.
Short-Term Borrowings
Short-term borrowings consist primarily of federal funds purchased and repurchase agreements and, to a lesser extent, short-term FHLB borrowings. These obligations are an additional source of funds used to meet liquidity and interest-rate risk management objectives. On average, short-term borrowings were $766.2 million, $584.9 million and $450.2 million for 2004, 2003 and 2002, respectively. The increase in 2004 is consistent with the Company’s strategy to increase liquidity. The cost of these funds was 1.74%, 1.40% and 1.54% for 2004, 2003 and 2002, respectively (see Note 9 of Notes to Consolidated Financial Statements). Riggs has secured and unsecured lines of credit with various parties in the amount of $915.4 million that can be drawn upon to meet potential funding requirements. $226.4 million of these facilities are unused as of December 31, 2004. The FHLB can cancel any unused portion of the credit facilities at any time. Any borrowings under these facilities are subject to the negotiated terms.
FHLB Borrowings and Other Long-Term Debt
The $1.14 billion balance of long-term debt at December 31, 2004 consists of $66.5 million subordinated debentures due in 2009, $206.2 million payable to one of the two entities that issued the Company’s trust preferred securities, $596.0 million in FHLB advances and $270.0 million in repurchase agreements.
The $66.5 million subordinated debentures have a fixed interest rate of 9.65% and are not callable in advance of maturity. The FHLB advances have maturity dates through 2007 and carry a blended interest rate of 2.74%. The FHLB may exercise its option to call $222.0 million of these advances prior to scheduled maturity. Unless called, in 2005 none of these advances are repayable. The $270.0 million of repurchase agreements mature between 2006 and 2007 and have an average rate of 2.47%. Average long-term debt was $813.4 million in 2004 compared to $487.1 million in 2003 and $73.4 million in 2002.
Minority Interest in Trust Preferred Securities
The Company owns two trusts that were formed for the purpose of issuing trust preferred securities. Riggs Capital issued $150 million and Riggs Capital II issued $200 million, and these securities were accounted for as minority interest.
In accordance with an accounting interpretation which was adopted by the Company on October 1, 2003 (FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities or FIN 46R), the Company no longer consolidates Riggs Capital II. The Company does consolidate Riggs Capital. At the time of adoption of FIN 46R and at December 31, 2003, Riggs owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities. In financial statements applicable to periods prior to October 1, 2003, the amount of trust preferred securities owned by Riggs was netted against the outstanding securities of Riggs Capital and Riggs Capital II and reported as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures in the Consolidated Statements of Condition. Prior to October 1, 2003, the interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning in the fourth quarter of 2003, the trust preferred securities owned by Riggs are included in securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company has to Riggs Capital and Riggs Capital II is included in long-term debt. Commencing in the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owns is reflected as a component of interest income and the cost of the debt payable by the Company to Riggs Capital and Riggs Capital II is included in interest expense.

Amount of trust preferred securities originally issued in 1996 and 1997 by business trusts owned by the Company:

	Riggs	Riggs
(in $ millions)	Capital	Capital II	Total

	$150.0	$200.0	$350.0
Trust preferred securities repurchased from third party investors during the year ended December 31 are as follows.

	Riggs	Riggs
(in $ millions)	Capital	Capital II	Total

2004	$17.0	$2.2	$19.2
2003	1.9	4.6	6.5
2002	58.5	43.0	101.5
Trust preferred securities outstanding to third party investors of consolidated business trusts and recorded as Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures by Riggs Capital at December 31, 2004 total $72.6 million. Trust preferred securities outstanding to all investors, including the Company and recorded as Long-Term Borrowings by Riggs Capital II at December 31, 2004 total $200.0 million. As previously disclosed, the Company has suspended cash distributions on its trust preferred securities. The Company, however, continues to accrue the expense related to trust preferred securities as the amounts are deferred and payable at a future date.
Sensitivity to Market and Other Risk
As previously noted, the Company is exposed to various business risks. Two types of “market risk” that could materially impact the operating results of the Company are interest rate risk and foreign currency exchange exposure. Though the Company’s Asset/ Liability Committee (the ALCO) closely monitors its exposure to these risks, the modeling of interest rate risk requires a variety of assumptions including the level of interest rates, the shape of the yield curve, the asset and liability mix and the path of foreign exchange rates. If the actual results vary significantly from the forecast, or if errors occur in the Company’s modeling techniques, the Company may be limited in controlling or mitigating such risks.
Riggs manages its interest-rate risk through the use of an income simulation model which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Treasury segment on the path of future interest rates. As of December 31, 2004, the most likely interest rate scenario calls for the federal funds target rate to increase to 3.25% by year-end 2005. The federal funds target rate then rises gradually to 4.25% by year-end 2006, holding at that level for the remainder of the 36-month forecast horizon. The results are compared to risk tolerance limits set by Company policy. The model’s results as of December 31, 2004 are shown in Table M of this Form 10-K. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 bp (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 bp (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.
As of December 31, 2004, the forecasted impact of rates rising or falling 100 bp versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 4%. For a 300 bp movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 2%. The results of the simulation for December 31, 2004 indicated that Riggs Bank was liability sensitive over the long term because a large portion of its assets are comprised of fixed-rate instruments. Earnings benefit from the down 100 bp versus most likely from increasing spreads on fixed rate assets but are offset somewhat by floors on deposits and faster prepayment rates on mortgage loans and mortgage backed securities.
In managing interest-rate risk, ALCO makes limited use of financial derivative instruments, such as interest-rate swaps. Financial derivatives are employed to assist in the management and/or reduction of interest-rate risk and can effectively alter the interest-rate sensitivity of the Company. In addition, ALCO manages its interest rate risk profile by changing the duration mix of both assets and liabilities. Investments and borrowings are shortened or lengthened to maintain a balanced risk profile. Along with financial derivative instruments, the income simulation model includes assumptions about short-term financial instruments, investment securities, loans, deposits, and other borrowings.

At December 31, 2004 and 2003, the Company’s cumulative one year repricing gap was $(0.44) billion and $(1.28) billion, respectively. A negative gap position indicates that the Company would be adversely impacted by rising interest rates because interest bearing deposits would re-price more quickly than interest earning assets. The Company does not monitor its interest rate risk exposure through gap measurement techniques but rather utilizes the income simulation techniques discussed above.
At December 31, 2004, Riggs had $20.8 million in commitments to purchase foreign currency and a $78.3 million commitment to sell foreign currency comprising a foreign exchange contract for a notional amount of $78.3 million to hedge the investment in London-based legal entities. In addition, interest rate swaps were used to hedge interest rate risk. At December 31, 2004, there were 5 interest rate swaps totaling $33.4 million in notional principal balances of which $20.9 million was used to hedge cash flows from variable rate liabilities (see Note 20 of Notes to Consolidated Financial Statements).
CAPITAL RESOURCES
One of the Company’s fundamental objectives is to maintain a level of capital that promotes depositor and investor confidence. In addition to maintaining conservative loan underwriting standards, the Company places an emphasis on capital strength and its ability to withstand unfavorable economic conditions and business losses.
The Company’s policy is to ensure that the Bank is capitalized in accordance with regulatory guidelines. As previously discussed, the Bank is subject to minimum capital ratios as prescribed by the OCC, which are essentially the same as those prescribed by the Federal Reserve for bank holding companies. However, as previously noted, the Company has changed the method by which it accounts for trust preferred securities. Banking regulators currently allow trust preferred securities to be included in regulatory capital to a limited extent.
Total shareholders’ equity at December 31, 2004 was $317.8 million, a $55.7 million decrease from year-end 2003. The decrease was primarily the result of net losses of $98.3 million, unrealized securities losses, net of taxes of $3.7 million and $2.9 million in dividend payments for the year. Offsetting these decreases to equity were increases of $48.4 million related to issuance of the Company’s common stock, and a $1.4 million unrealized gain after tax on the Company’s hedging activities. The $48.4 million increase from the issuance in Company stock was substantially the result of stock options which were exercised after the announcement of Riggs’ merger with PNC. Total shareholders’ equity at December 31, 2003 was $373.5 million, a $15.7 million decrease from year-end 2002. The decrease was primarily the result of unrealized after tax securities losses of $17.9 million and $5.7 million in dividend payments. These decreases were partially offset by $4.2 million related to issuance of the Company’s stock.
Banking regulators have issued risk-based capital guidelines for banks and bank holding companies. These requirements provide minimum total, tier I, and leverage capital ratios that measure capital adequacy. The total capital ratio measures combined tier I and tier II capital to risk-weighted assets. The tier I capital ratio measures tier I capital to risk-weighted assets. The leverage capital ratio measures tier I capital to average assets. At December 31, 2004 and 2003, the Company’s and Bank’s capital ratios exceeded the “well-capitalized” levels under each of the regulatory ratios (see Table N of this Form 10-K and Note 11 of Notes to Consolidated Financial Statements).
FOURTH QUARTER 2004 VS. FOURTH QUARTER 2003
For the quarter ended December 31, 2004, the Company reported a net loss of $57.8 million compared to a net loss of $6.9 million in the fourth quarter of 2003.
Net interest income was $33.5 million in the fourth quarter of 2004 compared to $35.6 million in the comparable quarter of the prior year, essentially unchanged. The net interest margin was 2.67% and 2.88% for the fourth quarter of 2004 and 2003, respectively. The decline in margin is the result of using higher priced brokered CD’s in the fourth quarter of 2004 as a funding source and the extension of liability maturities to protect against rising rates. In addition, the proceeds from brokered CDs and wholesale borrowings were invested in short term instruments as a way to build liquidity during a difficult regulatory period.
A negative provision in 2004 is the result of Riggs’ ongoing exit of international operations and the related reduction in loan balances. The 2004 results also reflect an even higher quality loan portfolio when compared to the fourth quarter of the prior year.

Noninterest income totaled $23.7 million in the fourth quarter of 2004, a decrease of $2.2 million from the $25.9 million in the comparable quarter of the prior year. This was primarily due to decreases in service charge income as the Company increased the use of no fee type products to compete for customers in the Washington, D.C. metro market. Net securities losses in the fourth quarter of 2004 were $137 thousand compared to a net gain of $774 thousand in the prior year’s fourth quarter.
Noninterest expense for the 2004 fourth quarter was $120.5 million, compared to $71.8 million in the year-ago quarter, an increase of $48.7 million. The large expense increases in the fourth quarter of 2004 includes several significant items. This included the establishment of litigation reserves of $26.7 million, including a $16 million fine from the Department of Justice, an $8 million accrual for previously disclosed matters related to litigation in Spain and a $2.7 million accrual for the settlement of stockholder litigation. The Company also incurred $20.5 million in costs related to regulatory compliance including costs for attorneys, consultants, and auditors. In addition, the Company recorded $16.5 million of expenses in the quarter to exit International operations.

TABLE A:
THREE-YEAR AVERAGE CONSOLIDATED STATEMENTS OF CONDITION AND RATES1

	2004			2003			2002

	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(IN THOUSANDS, EXCEPT RATES)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans(2)
Commercial-Taxable	$327,512	$17,329	5.29%	$356,098	$17,296	4.86%	$341,450	$17,584	5.15%
Commercial-Tax-Exempt	179,626	12,721	7.08	180,510	14,058	7.79	161,036	12,539	7.79
Commercial Real Estate	859,504	43,619	5.07	628,123	34,198	5.44	529,417	33,426	6.31
Residential Mortgage	1,213,161	62,328	5.14	1,250,934	66,139	5.29	1,117,380	74,443	6.66
Home Equity	367,665	13,502	3.67	279,908	11,632	4.16	292,994	15,713	5.36
Consumer	63,283	6,707	10.60	63,778	6,673	10.46	66,104	7,003	10.59
Foreign	74,974	4,493	5.99	168,247	8,955	5.32	302,014	18,089	5.99

Total Loans	3,085,725	160,699	5.21%	2,927,598	158,951	5.43%	2,810,395	178,797	6.36%
Securities Available for Sale(3)	1,896,586	63,556	3.35	1,982,264	66,332	3.35	1,838,582	70,088	3.81
Securities Held to Maturity	56,803	4,837	8.52	27,194	2,357	8.67	—	—	—
Time Deposits with Other Banks	141,700	3,565	2.52	228,774	5,015	2.19	183,781	2,624	1.43
Federal Funds Sold and Reverse Repurchase Agreements	177,858	2,482	1.40	340,603	4,053	1.19	509,910	8,547	1.68

Total Earning Assets and Average Rate Earned(4)	5,358,672	235,139	4.39	5,506,433	236,708	4.30	5,342,668	260,056	4.87
Less: Reserve for Loan Losses	27,257			26,153			26,738
Cash and Due from Banks	180,092			187,454			168,021
Premises and Equipment, Net	161,834			170,860			169,957
Assets Held for Sale	230,736			222,139			166,498
Other Assets	251,134			248,764			212,797

Total Assets	$6,155,211			$6,309,497			$6,033,203

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits
Savings and NOW Accounts	$261,264	$492	0.19%	$225,573	$485	0.22%	$201,041	$962	0.48%
Money Market Deposit Accounts	1,954,528	7,149	0.37	2,372,285	11,819	0.50	2,199,441	18,176	0.83
Time Deposits in Domestic Offices	897,374	20,144	2.24	1,061,435	16,195	1.53	1,485,946	26,561	1.79
Time Deposits in Foreign Offices	83,048	1,234	1.49	210,646	3,057	1.45	263,596	5,802	2.20

Total Interest-Bearing Deposits	3,196,214	29,019	0.91	3,869,939	31,556	0.82	4,150,024	51,501	1.24
Short-Term Borrowings:
Federal Funds Purchased and Repurchase Agreements	483,092	6,915	1.43	436,195	4,798	1.10	437,934	6,744	1.54
Other Short-Term Borrowings	283,062	6,458	2.28	148,656	3,384	2.28	12,291	200	1.63
Long-Term Debt	813,395	38,200	4.70	487,150	22,902	4.70	73,435	6,673	9.09

Total Interest-Bearing Funds & Average Rate Incurred	4,775,763	80,592	1.69	4,941,940	62,640	1.27	4,673,684	65,118	1.39
Demand Deposits(5)	755,796			559,890			501,489
Liabilities Held for Sale	129,548			151,836			97,580
Other Liabilities	64,867			87,880			88,119
Minority Interest in Preferred Stock of Subsidiaries	64,322			185,345			297,627
Shareholders’ Equity	364,915			382,606			374,704

Total Liabilities, Minority Interest and Shareholders’ Equity	$6,155,211			$6,309,497			$6,033,203

NET INTEREST INCOME AND SPREAD		$154,547	2.70%		$174,068	3.03%		$194,938	3.48%

NET INTEREST MARGIN ON EARNING ASSETS			2.88%			3.16%			3.65%

(1) —	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable. Net interest income on a tax equivalent basis, or net interest income plus an amount equal to the tax savings on tax-exempt interest, is utilized in this table to improve year to year comparability as well as facilitate comparison with other banking organizations.
(2) —	Nonperforming loans are included in average balances used to determine rates.
(3) —	The averages and rates for the securities available for sale portfolio are based on amortized cost.
(4) —	Excludes venture capital investments
(5) —	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

TABLE B:
NET INTEREST INCOME CHANGES1

	2004 VS. 2003			2003 VS. 2002

(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$(6,611)	$8,359	$1,748	$(27,042)	$7,196	$(19,846)
Securities Available for Sale	—	(2,776)	(2,776)	(8,926)	5,170	(3,756)
Securities Held to Maturity[2]	(62)	2,542	2,480	—	2,357	2,357
Time Deposits with Other Banks	670	(2,120)	(1,450)	1,637	754	2,391
Federal Funds Sold and Reverse Repurchase Agreements	621	(2,192)	(1,571)	(2,102)	(2,392)	(4,494)

Total Interest Income	(5,382)	3,813	(1,569)	(36,433)	13,085	(23,348)

Interest Expense:
Savings and NOW Accounts	(70)	77	7	(582)	105	(477)
Money Market Deposit Accounts	(2,784)	(1,886)	(4,670)	(7,704)	1,347	(6,357)
Time Deposits in Domestic Offices	6,728	(2,779)	3,949	(3,494)	(6,872)	(10,366)
Time Deposits in Foreign Offices	82	(1,905)	(1,823)	(1,727)	(1,018)	(2,745)
Federal Funds Purchased and Repurchase Agreements	1,558	559	2,117	(1,919)	(27)	(1,946)
Other Short-Term Borrowings	—	3,074	3,074	111	3,073	3,184
Long-Term Debt	—	15,298	15,298	(4,657)	20,886	16,229

Total Interest Expense	5,514	12,438	17,952	(19,972)	17,494	(2,478)

Net Interest Income	$(10,896)	$(8,625)	$(19,521)	$(16,461)	$(4,409)	$(20,870)

(1) —	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.
(2) —	Effective October 1, 2003, trust preferred securities issued by unconsolidated wholly-owned trusts are classified as held to maturity securities due to the adoption of FIN 46R. Consequently, the change in interest income from 2002 to 2003 is entirely due to volume.

TABLE C:
YEAR-END LOANS
DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002	2001	2000

Domestic:
Commercial and Financial	$401,526	$581,223	$613,786	$479,285	$479,443
Commercial Real Estate	903,829	815,004	559,384	494,192	440,900
Residential Mortgage	1,178,058	1,155,079	1,225,211	1,112,409	1,168,243
Residential Mortgage Loans Held for Sale	713	524	1,247	8,671	15,433
Home Equity	416,912	306,599	279,737	297,637	335,825
Consumer	61,086	64,403	65,437	64,888	68,010

Total Domestic	2,962,124	2,922,832	2,744,802	2,457,082	2,507,854

Foreign:
Governments and Official Institutions	19,298	122,831	107,940	93,300	69,119
Banks and Other Financial Institutions	—	159	30	1,531	1,717
Commercial and Industrial	10,750	60,974	74,794	282,766	328,698
Other	168,807	115,091	76,526	38,244	38,291

Total Foreign	198,855	299,055	259,290	415,841	437,825

Total Loans	3,160,979	3,221,887	3,004,092	2,872,923	2,945,679

Net Deferred Loan Fees, Costs, Premiums and Discounts	3,743	3,267	3,813	(4,331)	(4,941)

Loans, Net	3,164,722	3,225,154	3,007,905	2,868,592	2,940,738
Loans Included in Assets Held for Sale	(163,391)	—	—	—	—

Loans	$3,001,331	$3,225,154	$3,007,905	$2,868,592	$2,940,738

Reserve for Loan Losses	(24,717)	(28,285)	(25,958)	(29,540)	(36,197)

Total Net Loans	$2,976,614	$3,196,869	$2,981,947	$2,839,052	$2,904,541

TABLE D:
YEAR-END MATURITIES AND RATE SENSITIVITY
DECEMBER 31, 2004

	LESS THAN		OVER
(IN THOUSANDS)	1 YEAR	1-5 YEARS	5 YEARS	TOTAL

Maturities:
Commercial and Financial	$85,451	$91,013	$225,062	$401,526
Commercial Real Estate	183,450	560,441	159,938	903,829
Residential Mortgage	28,299	131,552	1,018,207	1,178,058
Residential Mortgage Loans Held for Sale	—	—	713	713
Home Equity	372,654	6,073	38,185	416,912
Consumer	50,534	10,131	421	61,086
Foreign	31,464	150,795	16,596	198,855

Total Loans	$751,852	$950,005	$1,459,122	$3,160,979
Net Deferred Loan Fees, Costs, Premiums and Discounts				3,743
Loans Included in Assets Held for Sale				(163,391)

Loans				$3,001,331
Rate Sensitivity:
With Fixed Interest Rates	97,803	272,191	740,013	1,110,007
With Floating and Adjustable Interest Rates	654,049	677,814	719,109	2,050,972

Total Loans	$751,852	$950,005	$1,459,122	$3,160,979
Net Deferred Loan Fees, Costs, Premiums and Discounts				3,743
Loans Included in Assets Held for Sale				(163,391)

Loans				$3,001,331

TABLE E:
CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS1

	BANKS AND	COMMERCIAL
	OTHER FINANCIAL	AND
(IN THOUSANDS)	INSTITUTIONS	INDUSTRIAL	OTHER	TOTAL

As of December 31, 2004
United Kingdom	$24,322	$8,474	$155,035	$187,831

As of December 31, 2003
United Kingdom	$29,325	$13,939	$83,850	$127,114
United States[2]	54,019	—	23,592	77,611
Portugal	55,932	—	7,593	63,525

As of December 31, 2002
United States[2]	$35,010	$—	$48,904	$83,914
Saudi Arabia	41	—	75,475	75,516

[1]	Cross-border outstandings include loans, acceptances, investments, accrued interest and other monetary assets, net of interest-bearing deposits with other banks that are denominated in U.S. dollars or other non-local currencies.

[2]	United States cross-border outstandings consist of deposits placed by the Company in foreign branches of United States banks.

TABLE F:
CROSS-BORDER OUTSTANDINGS THAT EXCEED 1% OF TOTAL ASSETS
WITH NONPERFORMING OR PAST-DUE LOANS

		TOTAL
	NONACCRUAL	NONPERFORMING	PAST-DUE
(IN THOUSANDS)	LOANS	LOANS	LOANS

As of December 31, 2004 United Kingdom	$240	$—	$7

As of December 31, 2003 United Kingdom	$2,193	$—	$68

As of December 31, 2002	$—	$—	$—

TABLE G:
MATURITIES OF SECURITIES AVAILABLE FOR SALE
DECEMBER 31, 2004

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities:
Due within 1 year	$1,999	$—	$—	$1,999
State & Municipal Securities
Due after 5 years but within 10 years	25,049	173	49	25,173
Due after 10 years	1,785	5	11	1,779
Government Agencies Securities:
Due within 1 year	76,520	—	—	76,520
Due after 1 year but within 5 years	509,199	31	6,388	502,842
Mortgage-Backed Securities:
Due after 5 years but within 10 years	13,425	—	178	13,247
Due after 10 years	1,019,823	936	8,377	1,012,382
Other Securities:
Due within 1 year	9,155	—	—	9,155
Due after 10 years	52,442	248	—	52,690

Total Securities Available for Sale	$1,709,397	$1,393	$15,003	$1,695,787

This table reflects the carrying values and amortized cost, by contractual maturity, of securities available for sale. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

TABLE H:
RESERVE FOR LOAN LOSSES AND SUMMARY OF CHARGE-OFFS (RECOVERIES)
DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002	2001	2000

Balance, January 1	$28,285	$25,958	$29,540	$36,197	$41,455
Provision for Loan Losses	49	5,146	421	2,526	18,791
Loans Charged Off:
Commercial and Financial	264	854	69	4,071	9,059
Commercial Real Estate	588	—	255	—	148
Residential Mortgage	—	—	—	10	30
Home Equity	—	9	81	48	63
Consumer	2,525	2,085	2,473	2,422	2,699
Foreign	1,775	2,932	4,094	4,913	14,168

Total Loans Charged Off	5,152	5,880	6,972	11,464	26,167

Recoveries on Charged-Off Loans:
Commercial and Financial	2	—	62	70	568
Commercial Real Estate	—	204	341	85	548
Residential Mortgage	—	—	—	37	49
Home Equity	5	68	62	126	117
Consumer	753	676	950	791	715
Foreign	2,198	1,862	837	1,376	626

Total Recoveries on Charged-Off Loans	2,958	2,810	2,252	2,485	2,623

Net Charge-offs (Recoveries)	2,194	3,070	4,720	8,979	23,544
Lower of Cost or Market Adjustment for Loans Transferred to Held for Sale	(1,521)	—	—	—	—
Foreign Exchange Translation Adjustments	98	251	717	(204)	(505)

Balance, December 31	$24,717	$28,285	$25,958	$29,540	$36,197
Ratio of Net Charge-Offs (Recoveries) to Average Loans	0.07%	0.10%	0.17%	0.31%	0.76%

Ratio of Reserve for Loan Losses to Total Loans	0.82%	0.88%	0.86%	1.03%	1.23%

TABLE I:
RESERVE FOR LOAN LOSSES ALLOCATION AND LOAN DISTRIBUTION
DECEMBER 31,
(IN THOUSANDS)

Allocation of the Reserve for Loan Losses	2004	2003	2002	2001	2000

Commercial and Financial	$3,350	$5,353	$6,390	$5,518	$15,755
Commercial Real Estate	9,083	8,199	5,995	4,015	5,446
Residential Mortgage	1,767	1,718	2,416	1,112	1,176
Home Equity and Consumer	3,019	2,991	3,581	3,709	2,851
Foreign	640	3,573	3,334	8,243	7,036
Based on Qualitative Factors	6,858	6,451	4,242	6,943	3,933

Balance, December 31	24,717	28,285	25,958	29,540	36,197

Distribution of Year-End Loans	2004	2003	2002	2001	2000

Commercial and Financial	13.4%	18.0%	20.4%	16.7%	16.3%
Commercial Real Estate	30.2	25.3	18.6	17.2	15.0
Residential Mortgage	39.2	35.9	40.9	39.0	40.1
Home Equity and Consumer	16.0	11.5	11.5	12.6	13.7
Foreign	1.2	9.3	8.6	14.5	14.9

Total, December 31	100.0%	100.0%	100.0%	100.0%	100.0%

TABLE J:
NONPERFORMING ASSETS AND PAST-DUE LOANS
DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002	2001	2000

Nonperforming Assets:
Nonaccrual Loans:
Domestic	$190	$115	$87	$472	$34,228
Foreign	240	2,193	461	901	957

Total Nonaccrual Loans	430	2,308	548	1,373	35,185

Renegotiated Loans:
Domestic	—	—	—	—	31
Foreign	—	—	—	529	822

Total Renegotiated Loans	—	—	—	529	853

Other Real Estate & Repossessed Assets
Domestic	—	—	—	600	1,133
Foreign	12	40	122	1,156	—

Total Other Real Estate & Repossessed Assets	12	40	122	1,756	1,133

Total Nonperforming Assets, Net	$442	$2,348	$670	$3,658	$37,171

Past-Due Loans:
Domestic	$5,880	$9,590	$10,457	$10,909	$11,100
Foreign	7	2,588	588	2,406	19

Total Past-Due Loans	$5,887	$12,178	$11,045	$13,315	$11,119

Total Loans	$3,001,331	$3,225,154	$3,007,905	$2,868,592	$2,940,738
Ratio of Nonaccrual Loans to Total Loans	0.01%	0.07%	0.02%	0.05%	1.20%

Ratio of Nonperforming Assets to Total Loans and Other Real Estate Owned, Net	0.01%	0.07%	0.02%	0.13%	1.26%

TABLE K:
INTEREST INCOME ON NONACCRUAL AND RENEGOTIATED LOANS
DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002	2001	2000

Interest Income at Original Terms:
Nonaccrual Loans:
Domestic	$55	$20	$46	$1,151	$3,346
Foreign	67	195	17	228	332
Renegotiated Loans	—	—	23	109	201

Total	$122	$215	$86	$1,488	$3,879

Actual Interest Income Recognized:
Nonaccrual Loans:
Domestic	$54	$4	$49	$105	$41
Foreign	—	—	—	—	—
Renegotiated Loans	—	—	—	10	19

Total	$54	$4	$49	$115	$60

TABLE L:
SHORT-TERM BORROWINGS

	FEDERAL FUNDS PURCHASED
	AND REPURCHASE			OTHER SHORT-TERM
	AGREEMENTS			BORROWINGS

(IN THOUSANDS, EXCEPT RATES)	2004	2003	2002	2004	2003	2002

Balance, December 31	$398,013	$518,711	$459,098	$100,291	$151,671	$11,274
Average Amount Outstanding[1]	483,092	436,196	437,934	283,063	148,656	12,291
Weighted-Average Rate Paid[1]	1.43%	1.10%	1.54%	2.28%	2.28%	1.63%
Maximum Amount Outstanding at any Month-End	551,918	518,711	567,286	266,401	151,671	11,832

1 Average amounts are based on daily balances. Average rates are computed by dividing actual interest expense by average amounts outstanding.
TABLE M:
INTEREST-RATE SENSITIVITY ANALYSIS1
MOVEMENTS IN INTEREST RATES FROM DECEMBER 31, 2004

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
(IN THOUSANDS, EXCEPT RATES)	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared with a Most Likely Scenario:
Net Interest Income Increase (Decrease)	0.2%	(3.6)%	(1.4)%	0.8%
Net Interest Income Increase (Decrease)	$208	$(4,317)	$(5,064)	$2,998

1 Key Assumptions:

Assumptions with respect to the model’s projection of the effect of changes in interest rates on net interest income include:

1.	Target balances for various asset and liability classes, which are solicited from management of the business units of the Company.
2.	A most likely federal funds rate and U.S. Treasury yield curve which are determined by an authorized committee and variances from this rate which are established by policy.
3.	Spread relationships between various interest rate indices which are generated by the analysis of historical data and committee consensus.
4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.
5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.
6.	Maturity strategies with respect to assets and liabilities, which are solicited from management of the business units of the Company.

TABLE N:
CAPITAL RATIOS
DECEMBER 31,

			REQUIRED	WELL
	2004	2003	MINIMUMS	CAPITALIZED

Riggs National Corporation
Tier I	11.18%	12.52%	4.00%	6.00%
Combined Tier I and Tier II	16.20	17.81	8.00	10.00
Leverage	7.25	8.41	4.00	5.00
Riggs Bank National Association
Tier I	11.58%	11.08%	4.00%	6.00%
Combined Tier I and Tier II	12.23	11.82	8.00	10.00
Leverage	7.72	7.52	4.00	5.00

TABLE O:
CONTRACTUAL OBLIGATIONS
AT DECEMBER 31, 2004

		LESS			MORE
		THAN	1-3	3-5	THAN
(IN THOUSANDS)	TOTAL	ONE YEAR	YEARS	YEARS	5 YEARS

Long-Term Debt	$2,322,530	$316,639	$964,365	$139,212	$902,314
Capital Lease Obligations	—	—	—	—	—
Operating Leases	56,120	9,798	16,963	11,781	17,578
Purchase Obligations	44,120	20,011	12,413	8,645	3,051
Other Long-Term Liabilities	354,759	26,084	17,416	17,448	293,811

Total	$2,777,529	$372,532	$1,011,157	$177,086	$1,216,754

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2004	2003	2002

INTEREST INCOME
Interest and Fees on Loans	$156,268	$154,189	$174,855
Interest and Dividends on Securities Available for Sale	63,077	66,318	70,088
Interest and Dividends on Securities Held to Maturity	4,837	2,357	—
Interest on Time Deposits with Other Banks	3,565	5,015	2,624
Interest on Federal Funds Sold and Reverse Repurchase Agreements	2,482	4,053	8,547

Total Interest Income	230,229	231,932	256,114
INTEREST EXPENSE
Interest on Deposits:
Savings, NOW and Money Market Accounts	7,641	12,304	19,138
Time Deposits in Domestic Offices	20,144	16,195	26,561
Time Deposits in Foreign Offices	1,234	3,057	5,802

Total Interest on Deposits	29,019	31,556	51,501

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	13,373	8,182	6,944
Long-Term Debt	38,200	22,902	6,673

Total Interest on Short-Term Borrowings and Long-Term Debt	51,573	31,084	13,617

Total Interest Expense	80,592	62,640	65,118

Net Interest Income	149,637	169,292	190,996
Provision for Loan Losses	49	5,146	421

Net Interest Income after Provision for Loan Losses	149,588	164,146	190,575
NONINTEREST INCOME
Trust and Investment Advisory Income	35,541	36,896	42,368
Service Charges and Fees	48,783	49,153	45,080
Venture Capital Investment Gains (Losses), Net	3,579	(4,206)	(14,822)
Other Noninterest Income	10,490	14,016	10,510
Securities Gains, Net	227	13,331	9,450

Total Noninterest Income	98,620	109,190	92,586
NONINTEREST EXPENSE
Salaries and Wages	102,109	91,728	85,511
Pension and Other Employee Benefits	24,593	23,725	23,053
Fines and Settlements	51,700	—	—
Legal Fees	30,142	4,889	4,111
Consultants and Outsourcing Fees	29,940	20,756	13,439
Occupancy, Net	23,301	21,090	21,145
Furniture, Equipment and Software	15,897	13,615	15,203
Credit Card Processing	10,753	10,121	9,092
Advertising and Public Relations	9,463	3,900	4,585
Write-down of Corporate Aircraft	7,128	—	—
Data Processing Services	6,851	19,606	21,097
Software Maintenance	4,848	4,111	2,984
Communications Expense	4,430	3,426	3,063
Other Noninterest Expense	44,121	40,592	34,605

Total Noninterest Expense	365,276	257,559	237,888

Income (Loss) before Taxes and Minority Interest	(117,068)	15,777	45,273
Applicable Income Tax Expense (Benefit)	(20,930)	4,493	15,208
Minority Interest in Income of Subsidiaries, Net of Taxes	3,821	10,579	16,911

Income (Loss) from Continuing Operations	$(99,959)	$705	$13,154

Income from Discontinued Operations	961	167	130
Applicable Income Tax Expense (Benefit)	(709)	(107)	263

Net Income (Loss) from Discontinued Operations	1,670	274	(133)

Net Income (Loss)	$(98,289)	$979	$13,021

EARNINGS (LOSS) PER SHARE-CONTINUING OPERATIONS
Basic	$(3.33)	$0.02	$0.46
Diluted	(3.33)	0.02	0.46

EARNINGS (LOSS) PER SHARE-DISCONTINUED OPERATIONS
Basic	$0.06	$0.01	$—
Diluted	0.06	0.01	—

EARNINGS (LOSS) PER SHARE-
Basic	$(3.27)	$0.03	$0.46
Diluted	(3.27)	0.03	0.45
The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31,

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2004	2003

ASSETS
Cash and Due from Banks	$147,561	$325,975
Federal Funds Sold and Reverse Repurchase Agreements	450,000	—

Total Cash and Cash Equivalents	597,561	325,975
Time Deposits with Other Banks	65,391	287,077
Securities Available for Sale	1,695,787	1,826,818
Securities Held to Maturity (Fair Value-$50,850 at December 31, 2004 and $115,319 at December 31, 2003)	49,853	107,891
Venture Capital Investments	39,239	43,356

Loans	3,001,331	3,225,154
Reserve for Loan Losses	(24,717)	(28,285)

Total Net Loans	2,976,614	3,196,869
Premises and Equipment, Net	174,690	226,502
Assets Held for Sale	196,642	—
Other Assets	212,886	306,113

Total Assets	$6,008,663	$6,320,601

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits	$475,380	$673,610
Interest-Bearing Deposits:
Savings and NOW Accounts	252,719	294,546
Money Market Deposit Accounts	1,650,385	2,378,779
Time Deposits in Domestic Offices	1,409,157	585,260
Time Deposits in Foreign Offices	10,015	354,037

Total Interest-Bearing Deposits	3,322,276	3,612,622

Total Deposits	3,797,656	4,286,232

Short-Term Borrowings	498,304	670,382
Other Liabilities	112,832	78,134
Liabilities Held for Sale	70,704	—
Long-Term Borrowings	1,138,693	912,333

Total Liabilities	5,618,189	5,947,081

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	72,634	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value

	2004	2003

Authorized	50,000,000	50,000,000
Issued	35,017,721	31,998,260
Outstanding	31,675,800	28,680,138	87,544	79,996
Treasury Stock	3,341,921	3,318,122
Additional Paid in Capital			214,718	174,396
Retained Earnings			98,946	200,131
Accumulated Other Comprehensive Income (Loss)			(11,375)	(9,380)
Treasury Stock			(71,993)	(71,623)

Total Shareholders’ Equity			317,840	373,520

Total Liabilities and Shareholders’ Equity			$6,008,663	$6,320,601
The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

				ACCUMULATED
	COMMON	ADDITIONAL		OTHER		TOTAL
(IN THOUSANDS, EXCEPT SHARE	STOCK	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
AMOUNTS)	$2.50 PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, January 1, 2002	$79,489	$163,125	$197,545	$(7,979)	$(71,357)	$360,823
Comprehensive Income:
Net Income			13,021			13,021
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				12,815		12,815
Unrealized Loss on Derivatives, Net of Reclassification Adjustments				(893)		(893)
Foreign Exchange Translation Adjustments				1,525		1,525

Total Other Comprehensive Income						13,447

Total Comprehensive Income						26,468
Issuance of Common Stock for Stock Option Plans-16,319 Shares	41	174				215
Repurchase of Trust Preferred Securities, Net		7,448				7,448
Common Stock Repurchase-1,000 Shares					(12)	(12)
Cash Dividends-Common Stock, $.20 per share			(5,701)			(5,701)

Balance, December 31, 2002	$79,530	$170,747	$204,865	$5,468	$(71,369)	$389,241

Comprehensive Income:
Net Income			979			979
Other Comprehensive Income, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(17,949)		(17,949)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				1,634		1,634
Foreign Exchange Translation Adjustments				1,467		1,467

Total Other Comprehensive Loss						(14,848)

Total Comprehensive Loss						(13,869)
Issuance of Common Stock for Stock Option Plans-186,238 Shares	466	3,746				4,212
Repurchase of Trust Preferred Securities, Net		(97)				(97)
Common Stock Repurchase-16,324 Shares					(254)	(254)
Cash Dividends-Common Stock, $.20 per share			(5,713)			(5,713)

Balance, December 31, 2003	$79,996	$174,396	$200,131	$(9,380)	$(71,623)	$373,520

Comprehensive Income:
Net Loss			(98,289)			(98,289)
Other Comprehensive Income, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(3,722)		(3,722)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				1,436		1,436
Foreign Exchange Translation Adjustments				291		291

Total Other Comprehensive Loss						(1,995)

Total Comprehensive Loss						(100,284)
Issuance of Common Stock for Stock Option and Award Plans- 3,019,461 Shares	7,548	40,894				48,442
Repurchase of Trust Preferred Securities, Net		(572)				(572)
Common Stock Repurchase-23,799 Shares					(370)	(370)
Cash Dividends-Common Stock, $.10 per share			(2,896)			(2,896)

Balance, December 31, 2004	$87,544	$214,718	$98,946	$(11,375)	$(71,993)	$317,840

The Accompanying Notes Are An Integral Part Of These Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(98,289)	$979	$13,021
Adjustments to Reconcile Net Income (Loss) to Cash Provided By Operating Activities:
Write-down of Corporate Aircraft	7,128	—	—
Provision for Loan Losses	49	5,146	421
Unrealized (Gains) Losses on Venture Capital Investments	(9,358)	(4,691)	11,690
(Gains) Losses on Sales of Venture Capital Investments	5,779	8,897	3,132
Depreciation Expense and Other Amortization	25,543	19,994	17,688
Net Gains on Sales of Premises and Securities Available for Sale	(2,602)	(13,331)	(9,450)
(Increase) Decrease in Other Assets	(44,292)	11,807	(47,077)
Increase in Other Liabilities	45,594	1,266	15,045

Total Adjustments	27,841	29,088	(8,551)

Net Cash (Used in) Provided By Operating Activities	(70,448)	30,067	4,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease In Time Deposits with Other Banks	211,250	(83,810)	86,197
Proceeds from Maturities of Securities Available for Sale	26,032,312	8,353,744	12,155,976
Proceeds from Sales of Securities Available for Sale	737,017	682,368	531,157
Purchases of Securities Available for Sale	(26,531,669)	(8,669,248)	(13,359,434)
Purchases of Venture Capital Investments	(3,421)	(3,145)	(9,327)
Proceeds from Sale of OREO	—	812	3,926
Proceeds from Sale of Venture Capital Investments	11,135	5,002	1,405
Net (Increase) Decrease in Loans	56,814	(221,043)	(148,355)
Net Additions to Premises and Equipment	(19,098)	(54,798)	(11,262)
Proceeds from Sales of Assets Used in International Business	31,869	—	—
Other, Net	—	253	551

Net Cash Provided By (Used in) Investing Activities	526,209	10,135	(749,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Non-Time Deposits	(956,151)	166,492	257,298
Net Increase (Decrease) in Time Deposits	537,925	(1,119,257)	459,416
Maturities and Payments of Short-Term Borrowings	(837,290)	(448,959)	(579,696)
Additional Short-Term Borrowings	587,212	508,969	453,448
Issuance of Common Stock	48,442	1,800	215
Maturities and Payments of Long-Term Borrowings	(75,000)	—	—
Additional Long-Term Borrowings	534,000	333,000	292,000
Dividend Payments	(2,896)	(5,713)	(5,701)
Repurchase of Common Stock	(370)	(254)	—
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	(20,055)	(6,475)	(87,849)

Net Cash (Used In) Provided By Financing Activities	(184,183)	(570,397)	789,131

Cash of International Business Reclassified as Held for Sale	(283)	—	—
Effect of Exchange Rate Changes	291	1,467	1,525

Net (Decrease) Increase in Cash and Cash Equivalents	271,586	(528,728)	45,960
Cash and Cash Equivalents at Beginning of Period	325,975	854,703	808,743

Cash and Cash Equivalents at End of Period	$597,561	$325,975	$854,703

SUPPLEMENTAL DISCLOSURES:

Interest Paid	$66,469	$64,581	$68,247
Income Tax Payments	—	11	3,670
Trade Dated Securities Purchases	—	8,350	—
Trade Dated Securities Sales	—	120,426	—

The Accompanying Notes Are An Integral Part Of These Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Riggs National Corporation (the Company or Riggs), a Delaware Corporation, is a bank holding company that provides financial services to a wide variety of customers. These services include community banking, corporate and institutional banking, and trust and investment management services.
These services are provided through the Company’s wholly-owned subsidiary and principal operating unit, Riggs Bank N.A. (the Bank or Riggs Bank), and its operating subsidiaries and divisions including Riggs Bank Europe Ltd. (RBEL) and Riggs Real Estate Investment Corporation (RREIC). As previously disclosed, Riggs completed the sale of portions of RBEL in the first quarter of 2005.
In addition, the Company has invested in two partnerships that make venture capital investments. The Company has a 99% interest in each of these partnerships.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company’s accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America and general practice within the banking industry, and have been applied on a consistent basis.
The consolidated financial statements include the accounts of the Company and all subsidiaries except one wholly-owned trust that was deconsolidated effective October 1, 2003 in conjunction with the adoption of the accounting requirements contained in an interpretation issued by the Financial Accounting Standards Board (“FIN 46R”). There is another wholly-owned trust that was also deconsolidated at that date, but was reconsolidated in February 2004 when the Company’s aggregate ownership of the guaranteed preferred beneficial interests issued by that trust exceeded 50% of the total of such securities outstanding. These consolidated financial statements include all adjustments necessary to fairly present the Company’s results of operations, financial condition and cash flows. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications include those resulting from the Company’s decision in 2004 to discontinue its International operations and its embassy banking business. None of these reclassifications affect net income (loss) or earnings or loss per share for the periods presented.
The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates particularly susceptible to near term changes include the reserve for legal and regulatory contingent liabilities, adequacy of the reserve for loan losses, the valuation of venture capital investments, and the realizability of deferred tax assets.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash equivalents include cash on hand, amounts due from banks and federal funds sold. Cash equivalents have original maturities of 30 days or less.
Securities
Security purchases are made in accordance with a policy established by the Board of Directors. Securities are designated at the time of purchase as trading securities, securities held to maturity or securities available for sale, and remain in that category until sale or maturity. The specific identification method is used to determine the gain or loss on the sale of any security.
At December 31, 2004 and 2003, respectively, 97% and 94% of the securities held by the Company were classified as available for sale and, as such, are carried at their fair values with any unrealized gains and losses, net of taxes, reported as a separate component of other comprehensive income (loss) within shareholders’ equity. Fair values are generally obtained from quoted market values or other independent sources. Short-term securities, generally those with initial maturities of three months or less, are carried at cost which is deemed to approximate market value.

The Company held $49.9 million and $107.9 million at December 31, 2004 and 2003, respectively, of the guaranteed preferred beneficial interests issued by the unconsolidated trusts. These securities are reported in the Consolidated Statements of Condition as securities held to maturity and are valued at amortized cost.
Income on securities available for sale and held to maturity is recognized as earned and any purchase premiums or discounts from par value are amortized or accreted so as to approximate income recognition on a level yield basis. The Company suspends income recognition and eliminates from revenue any previously accrued income related to any security that has significant uncertainty regarding collection of principal or interest. The Company invests in investment grade securities and there were no nonperforming investments at December 31, 2004 and 2003.
Loans
Loans are carried at the principal amount outstanding plus or minus any associated premium or discount. Loan origination fees and direct costs are deferred and the net amount is amortized as an adjustment of loan yield. Income is recognized as earned using methods that approximate a level yield on principal amounts outstanding over the contractual lives of the loans. For certain homogeneous pools of purchased loans, the Company estimates prepayments in determining the expected lives of the loans based on market prepayment data for mortgage-backed securities with similar underlying loans.
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
After a delinquency period of 120 days or as permitted by laws and other regulations, income recognition on non-commercial loans is discontinued and the loans are generally charged off, or foreclosure is initiated. At that point, any uncollected interest is eliminated from income.
The Company originates with the intent to sell certain residential mortgage loans. These loans are carried at the lower of cost or fair value and are sold servicing released. The amount of these loans at December 31, 2004 and 2003 was $713 thousand and $524 thousand, respectively.
Reserve for Loan Losses
The reserve for loan losses is maintained at a level deemed adequate to absorb probable losses in the loan portfolio. The determination of the adequacy of the reserve for loan losses is based upon an on-going, analytical review of the loan portfolio. This analysis requires application of judgment, evaluation of economic uncertainties and assessment of changing business conditions. Because of these and other factors, adjustments to the reserve for loan losses that would impact future operating results may be required.
The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of large balance loans for impairment, an analysis of historical loss experience by loan type and, for groups of loans with similar characteristics, an evaluation of current economic conditions and all other factors deemed pertinent to the analysis. Impaired loans are defined as specifically reviewed loans for which it is probable that Riggs will be unable to collect all amounts due in accordance with the loan agreement. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $250 thousand has a specific, identified loan loss reserve associated with it or has been written down to its estimated net realizable value. Impaired loans do not include groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience, peer comparisons, or other relevant measures. Balances related to impaired loans are excluded when applying historical loss ratios to determine loan loss reserves.
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
The Company maintains its reserve for loan losses in accordance with a policy approved by its Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and foreign loans are subjected to substantially identical review procedures.
Premises and Equipment
Land is recorded and carried at cost. Premises, leasehold improvements and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Ranges of useful lives for computing depreciation and amortization are generally twenty-five to thirty-five years for premises, five to twenty years for leasehold improvements and four to fifteen years for furniture and equipment. Software is generally amortized over three to seven years, and software amortization expense is included in other noninterest expense in the Consolidated Statements of Operations.
Major improvements and alterations to premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. Interest costs relating to the construction of certain material fixed assets are capitalized at the Bank’s weighted-average cost of interest-bearing liabilities.
Impairment of Long-Lived Assets
Long-lived assets to be held and used, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less selling costs. Goodwill is tested at least annually for impairment by comparing its fair values with its recorded amounts.
Venture Capital Investments
Venture capital investments, which include both direct investments and investments in venture capital funds, are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.
The fair value of venture capital investments is determined by considering a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.
The Company, at present, does not intend to sell or liquidate the venture capital portfolio. The valuation of venture capital investments is subject to uncertainties because such a valuation does not represent a negotiated value between the Company, as seller, and an independent, willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell the venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could be significantly lower than the carrying value. Any loss on the disposition of these investments would be recognized at the date of disposition in the Riggs Capital Partners segment. The market for the type of venture capital investments held has, since 2000, been impacted by a slowing domestic equity market in which the values of publicly traded companies declined, and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining the values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partner segment. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations.

Discontinued Operations and Exit Costs
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, effective January 1, 2002. Under SFAS No. 144, certain components of the Company’s international business were classified as held for sale at December 31, 2004 consistent with the Company’s decision in 2004 to exit its international business and to sell a significant portion of that business to a third party financial institution. Other international operations, not subject to this sales agreement, were either closed during 2004 or are classified as held and used until their ultimate disposition. The results of the operations of the components of the international business that are held for sale have been reported as discontinued operations in the Consolidated Statement of Operations, while the results of operations related to the components of the business that are held and used are reported in continuing operations.
SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was adopted by the Company effective January 1, 2003. This Statement supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is actually incurred, as opposed to being recognized at the date an entity commits to an exit or disposal plan. The Company’s announced plan to exit its international business resulted in certain severance, retention and closing costs being reported in accordance with the requirements of SFAS No. 146 in 2004.
Income Taxes and Deferred Tax Assets
The Company records a provision for income taxes based upon the amount of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance causes an increase in income tax expense and requires significant judgement.
Uncertainty related to the utilization of deferred tax amounts generated by domestic subsidiaries, including foreign branches of domestic subsidiaries, resulted in the maintenance of a valuation allowance of $14.1 million and $9.0 million as of December 31, 2004 and 2003, respectively.
Uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries resulted in the maintenance of a 100% valuation allowance of $9.4 million and $7.6 million as of December 31, 2004 and 2003, respectively.
Realized and unrealized losses in venture capital and other operations have resulted in the maintenance of $9.8 million of deferred tax assets as of December 31, 2004. This includes a reduction in deferred tax assets of $2.5 million in 2004. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. As of December 31, 2004, a valuation allowance of $503 thousand was recorded against the deferred tax asset because it is not more likely than not that such assets will be recovered within the required time period. This includes a reduction of $6.4 million in 2004. The Company believes that the unreserved deferred tax asset balance of $9.3 million at December 31, 2004, which includes a deferred tax asset related to realized losses of $1.9 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alternative business strategies that generate net capital gains. Management has identified several alternative business strategies that could produce sufficient capital gains to allow the deferred tax asset balance to be realized, including the sale of office buildings located in Washington, D.C.
If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions or other factors make it impossible, impractical or imprudent to implement alternative strategies, an additional valuation allowance, resulting in a charge against income for that portion of the deferred tax asset that will not be utilized, will be recorded in the Riggs Capital Partners segment.
Post-retirement Benefits
The Company administers a non-contributory, defined benefit pension plan for employees of the Company and its domestic subsidiaries. The plan was restated and amended on February 28, 2002 to close the plan to new participants. After that date, participants do not earn additional benefits under the plan for additional service to the Company or for salary increases. However, service after that date may allow participants to become vested in benefits earned prior to that date or to qualify for early retirement benefits. Net periodic pension expense is actuarially determined and includes service cost and interest cost components that reflect the long term expected return on plan assets, and the effect of deferring and amortizing actuarial gains and losses, and prior service costs. On an annual basis Riggs contributes to the plan, at least, the minimum funding requirements determined by the consulting actuary.
A subsidiary of the Company in the United Kingdom administers a pension plan for employees of the Company who are based in London. Effective October 1, 1998, the plan was converted from a defined benefit plan to a defined contribution plan. At that date, a majority of active participants and a number of deferred pensioners converted their prior service rights to the defined contribution plan. Net periodic pension expense is actuarially determined and includes a defined annual contribution, interest on the unfunded benefit obligation, an expected return on plan assets and amortization of prior actuarial gains and losses.
The Company has announced its intentions to discontinue its operations in the United Kingdom and to liquidate its investment in those operations. Accordingly, the Company intends to cease contributing to the plan by the end of the first quarter of 2005. Under United Kingdom law, this will force the wind-up of the plan through the purchase of individual annuity contracts from an insurance company to provide for payment of vested benefits to participants. The plan’s consulting actuary has estimated the additional cost to the Company to satisfy its obligations under the plan to be $9.9 million. That amount was contributed to the plan in December 2004 and is reported as prepaid pension cost in the Consolidated Statement of Condition at December 31, 2004. This prepaid cost will be charged to expense when the annuity contracts are purchased.
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code that is available to all domestic employees who meet certain length of service requirements. Employee contributions up to a maximum of 6% of eligible yearly earnings are matched by contributions from the Company. The amount contributed to the plan each year by the Company is charged to expense.
The Company also provides health insurance benefits to retired domestic employees and, to domestic employees who retired prior to January 1, 1998, life insurance benefits. The estimated cost of retiree health insurance benefits is accrued during the employment period and a transition asset, recognized when the current accounting treatment for postretirement benefits was adopted, is being amortized over a 20 year period.
Also in 2002, the Company terminated an unfunded Supplemental Executive Retirement Plan (“SERP”) which it had maintained to provide supplemental income and postretirement death benefits to certain key employees. Upon termination of this plan, the actuarially determined liability for active participants with greater than one year of service prior to retirement was transferred into the Company’s Executive Deferred Compensation Plan. Vested participants who are no longer employed by the Company were paid an amount equal to the current value of their benefit. Vested participants who were receiving benefits prior to plan termination will continue to receive these benefits.
Stock-Based Employee Compensation Plans
The Company administers five equity compensation plans. Four of the plans that were adopted prior to 2002 were frozen when a new plan was adopted in 2002. No compensation expense related to option grants under these plans is reflected in the Consolidated Statements of Operations because all options under these plans are granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
Awards of common stock subject to performance and time vesting requirements have been made to certain key executives by the Company. The value of these awards, based on the market price of Riggs common stock on the dates of the awards, adjusted for forfeitures is charged to expense ratably over the vesting periods.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. No options were granted in 2004.

	Year Ended December 31,

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND RATES)	2004	2003	2002

Net income (loss), as reported	$(98,289)	$979	$13,021
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	820	1,012	420
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,307)	(6,754)	(3,068)

Pro forma net income (loss)	$(100,776)	$(4,763)	$10,373

Earnings (loss) per share:
Basic—as reported	$(3.27)	$0.03	$0.46

Basic—pro forma	$(3.36)	$(0.17)	$0.36

Diluted—as reported	$(3.27)	$0.03	$0.45

Diluted—pro forma	$(3.36)	$(0.17)	$0.36

Weighted-Average Fair Value of Options Granted	N/A	$5.20	$6.03
Weighted-Average Assumptions:
Expected Lives (Years)	N/A	9.00	9.00
Risk-Free Interest Rate	N/A	4.18%	4.97%
Expected Volatility	N/A	29.92%	38.70%
Expected Dividends (Annual Per Share)	N/A	$0.20	$0.20

The fair value of each grant made was based on the Black-Scholes options pricing model using the key assumptions presented in the table. In this presentation of proforma earnings or loss per share, the fair values of the grants are spread ratably over their vesting periods.
Earnings Per Common Share
Earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive. The following is a summary of the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share.

	2004	2003	2002

Basic average common shares	30,025,352	28,609,296	28,505,405
Dilutive effect of stock options and unvested deferred stock awards	1,209,459	967,789	398,794

Dilutive average common shares	31,234,811	29,577,085	28,904,199

Anti-dilutive stock options excluded from calculation	2,231,487	2,777,248	3,762,710

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
Foreign Exchange Income
Open foreign currency trading and exchange positions, including spot and forward exchange contracts, are valued daily and the resulting trading gains and losses are recorded monthly in other noninterest income. The amount of net foreign exchange trading gains and related fees included in the accompanying Consolidated Statements of Operations were $4.2 million for 2004, $5.8 million for 2003 and $4.7 million for 2002.
Interest Rate and Foreign Currency Risk
The Company maintains a risk management policy that includes only limited use of derivative instruments to reduce fluctuations in earnings and equity values caused by interest rate or foreign currency exchange fluctuations. Use of these instruments is in accordance with a formal policy that is monitored by a committee that has been charged with responsibility for the interest rate and foreign exchange risk management function.
The derivative instruments that Riggs uses include interest rate swaps and option contracts that relate to the pricing of specific assets and liabilities. Interest rate swaps involve the exchange of fixed and variable interest rate payments based upon a notional principal amount and maturity date. Interest options represent contracts that give the owner the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified time period. Certain of these contracts grant the right to enter into interest rate swaps and cap and floor agreements with the writer of the option.
Riggs also enters into foreign exchange derivative contracts, including foreign currency forward contracts, to manage its exchange risk associated with the translation of foreign currency into U.S. dollars.
The use of derivative instruments involves credit and market risk. If the fair value of a derivative contract is positive, the counterparty is indebted to Riggs and, hence, a repayment or credit risk exists. If the fair value of a derivative contract is negative, Riggs owes the counterparty and, therefore, there is no repayment risk. The Company attempts to minimize repayment risk by entering into transactions with financially stable counterparties that are reviewed periodically by the Company. Derivative contracts are governed by an International Swap Dealers Association Master Agreement and, depending on the nature of the agreements, bilateral collateral arrangements also may be obtained. When Riggs has multiple derivative transactions with a counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between Riggs and the counterparty. Riggs uses master netting agreements with the majority of its counterparties.
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
Accounting for Derivatives
All derivatives are recorded at fair value in the Consolidated Statements of Condition within other assets or other liabilities. When a derivative contract is entered into, Riggs determines if it qualifies as a hedge. If it does, the derivative is designated as a hedge of the fair value of a recognized asset or liability, a hedge of cash flows or a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated a fair value hedge and qualifies as highly effective, along with any gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a designated cash flow hedge that qualifies as highly effective are recorded in other comprehensive income, until such time as periodic settlements on a variable rate hedged item are recorded in earnings. Changes in the fair value of the ineffective portion of cash-flow derivatives are recorded in current earnings. Changes in the fair value of a derivative designated as a foreign currency hedge that qualifies as highly effective, is either recorded in current earnings, other comprehensive income, or both, depending on whether the transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, changes in its fair value, to the extent effective as a hedge, are recorded in other comprehensive income.
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
When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried in the Consolidated Statements of Condition at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, Riggs continues to carry the derivative in the Consolidated Statements of Condition at its fair value and any gains or losses accumulated in other comprehensive income are recognized immediately in earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at fair value with changes in fair value recognized in income. The Company also enters into derivative transactions which do not qualify for hedge accounting. Generally, these transactions are intended to protect the Company from fluctuations in foreign currency exchange rates.
Treasury Stock
The Company periodically purchases shares of its own common stock. These treasury shares are recorded at cost and are accounted for as a component of shareholders’ equity. If, at a future date, the Company uses this stock, the treasury stock account will be relieved based upon the average cost of all treasury shares. Currently, repurchase of stock by the Company would require the approval of its regulator.
Gain and Loss Contingencies
The Company evaluates gain and loss contingencies in accordance with SFAS No. 5 (Accounting for Contingencies) and, when necessary, FASB Interpretation No. 14 (Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5).
Gain contingencies are not recognized in the financial statements until the gain is realized, but the Company does evaluate the need to disclose such contingent gains in the notes to the financial statements. Loss contingencies are categorized as remote, reasonably possible or probable of occurring. Contingent losses for which chances of occurrence are remote are neither recognized nor disclosed in the financial statements. Reasonably possible contingencies are not recorded in the financial statements but, if material, are disclosed in the notes to financial statements. Loss contingencies that are likely to occur are deemed probable of occurring. Probable loss contingencies that are material are recorded as liabilities in the financial statements at the estimated amount of the loss if such loss can be reasonably estimated. If no reasonable estimate of the loss can be made, but a range of possible losses can be reasonably ascertained, the minimum estimated loss will be accrued and the Company describes in its disclosure the remaining loss contingency.
The determination that a contingency is remote, reasonably probable or probable of occurring is made by the Company based upon known and pertinent knowledge which is deemed reliable. Additional information, or interpretations of knowledge previously deemed reliable, could become known at a future date which may cause the Company to reassess its evaluation of the contingency occurring.
NOTE 2.     PENDING MERGER
On July 16, 2004, Riggs entered into an agreement to merge Riggs into The PNC Financial Services Group, Inc. (PNC), a $77 billion financial services company based in Pittsburgh, Pennsylvania. On February 10, 2005, Riggs and PNC amended and restated the Agreement and Plan of Merger. Under the terms of the Merger Agreement, Riggs National Corporation will merge into PNC and immediately thereafter substantially all the assets and liabilities of Riggs Bank will be acquired by PNC Bank, National Association.
The Amended and Restated Agreement and Plan of Merger, which, except for the change in the consideration to be paid for Riggs shares is substantially similar to the original agreement, values each share of Riggs common stock at approximately $20.00 based on PNC’s closing NYSE stock price of $54.58 on February 7, 2005. Riggs shareholders will be entitled to receive the merger consideration in shares of PNC’s common stock or in cash, subject to proration. The aggregate consideration is composed of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash in exchange for all 31.8 million Riggs common shares outstanding, subject to adjustment. The actual value of the merger consideration to be paid upon closing will depend on the average stock price of PNC’s common stock for the five trading days prior to the merger and the cash and stock components on a per Riggs share basis will be determined at that time based on the average PNC common stock price so that each share of Riggs receives consideration representing approximately equal value based on that average price. Riggs stock options will be cashed out prior to closing, if not exercised. Total consideration paid by PNC is expected to be approximately $654 million based upon PNC’s stock value and the number of Riggs’ shares outstanding at the time of the amended merger announcement.
The transaction is expected to close as soon as possible and not later than May 31, 2005. The merger remains subject to customary closing conditions, including regulatory approvals, and the approval of Riggs shareholders, and the receipt of exemptions from the Department of Labor and the SEC to mitigate the potential business impact of Riggs Bank’s plea agreement with the Department of Justice. The exemption sought from the Department of Labor would allow Riggs and PNC to retain “qualified professional asset manager” status and the exemption sought from the Securities and Exchange Commission would allow PNC to continue to advise registered mutual funds under Section 9 of the Investment Company Act of 1940, notwithstanding Riggs Bank’s plea agreement with the Department of Justice.
NOTE 3.     INTERNATIONAL EXIT ACTIVITIES
During 2004, Riggs determined it would exit or sell all of its International Banking businesses, including its London and Channel Islands banking subsidiaries and its embassy banking operations. All embassy banking operations, and operations conducted at the Company’s Edge Act subsidiary in Miami, were terminated during 2004. As of December 31, 2004, certain components of these international operations were classified as held for sale to a third party financial institution. The Company determined that these components were carried at lower of cost or market value in accordance with FASB Statement No. 144, Accounting for Impairment and Disposal of Long-Lived Assets (FAS 144). In February 2005, Riggs completed the sale of these operations with no significant gain or loss recorded. The results of operations of components of the businesses classified as held for sale or those that have ceased operations are reported in discontinued operations and the components that are classified as held and used are reported in continuing operations on the Consolidated Statements of Operations.
The assets and liabilities classified as held for sale as of December 31, 2004 primarily relate to international exit activities, and are (except certain works of art associated with domestic operations, recorded in Other Assets) included in the International segment as follows:

Assets (IN THOUSANDS):
Cash	$283
Time Deposits with Other Banks	10,436
Loans	163,391
Bank Premises and Equipment	8,957
Other Assets (primarily corporate artwork located domestically)	13,575

Total	$196,642

Liabilities (IN THOUSANDS):
Noninterest-Bearing Demand Deposits	$424
Interest-Bearing Deposits (including time deposits of $58,048)	69,927
Other Liabilities	353

Total	$70,704

The Company intends to complete its international exit plans in early 2005.

In connection with the exit of the Company’s international operations, the Company has incurred exit costs in 2004 as described in the following table. All exit costs below are included in the International segment:

	Continuing	Discontinued	Total Exit
(IN THOUSANDS)	Operations	Operations	Costs

One-time termination benefit costs	$6,172	$1,124	$7,296
Lease termination costs	90	99	189
Accelerated depreciation on assets to be abandoned	2,214	170	2,384
Net loss on sale of corporate fixed assets	4,615	—	4,615
Valuation allowances established on foreign deferred tax assets	10,338	—	10,338

	$23,429	$1,393	$24,822

In connection with the Company’s international exit activities, $7.3 million of one-time termination benefit costs have been accrued as required by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). Those severance and retention costs related to continuing operations are recorded in salaries and benefits in the Consolidated Statements of Operations. In addition, lease termination costs of $189 thousand were recorded related to leased properties that have been vacated. Those lease contract termination costs associated with continuing operations are included in Other Noninterest Expense in the Consolidated Statements of Operations. The following table shows the activity related to exit costs accrued under FAS 146.

	One-Time	Lease
	Termination	Termination
(IN THOUSANDS)	Benefits	Costs

Balance as of December 31, 2003	$-0-	-0-
Amounts accrued	7,296	189
Amounts paid	(718)	(189)

Balance as of December 31, 2004	$6,578	-0-

Costs have also been incurred related to fixed assets that have been disposed of by sale or that are expected to be abandoned in connection with the exit of international operations. During 2004, the sale of the Bank’s corporate airplane resulted in a loss of $7.1 million, which was offset slightly by a gain of $2.5 million recorded on the sale of a residential property in London. The net loss on sale of fixed assets of $4.6 million is recorded in Other Noninterest Expense in the Consolidated Statement of Operations. In addition, in accordance with FAS 144, the Company revised its estimate of the useful lives for certain fixed assets that the Company intends to abandon upon completion of the exit, which resulted in additional depreciation expense during the year ended December 31, 2004 of $2.4 million. This additional cost is recorded in furniture, equipment and software in the Consolidated Statement of Operations.
International exit costs also include the establishment of valuation allowances of $10.3 million for deferred tax assets attributable to foreign operations that are no longer more likely than not to be realized as a result of the decision to exit international activities (additional detail on the establishment of deferred tax valuation allowances can be found at Note 14 of Notes to Consolidated Financial Statements).

NOTE 4:     SECURITIES AVAILABLE FOR SALE
Securities available for sale at December 31 are as follows:

	2004				2003

		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$1,999	$—	$—	$1,999	$25,103	$—	$29	$25,074
State and Municipal Securities	26,834	178	60	26,952	24,917	145	44	25,018
Government Agencies Securities	585,719	31	6,388	579,362	720,212	506	3,191	717,527
Mortgage-Backed Securities	1,033,248	936	8,555	1,025,629	1,012,635	1,547	6,933	1,007,249
Other Securities	61,597	248	—	61,845	51,831	119	—	51,950

Total Securities Available for Sale	$1,709,397	$1,393	$15,003	$1,695,787	$1,834,698	$2,317	$10,197	$1,826,818

Realized gains included in continuing operations from the sale of securities totaled $340 thousand during 2004 and realized losses totaled $113 thousand, compared with realized gains of $13.3 million and realized losses of $12 thousand in 2003 and realized gains of $9.7 million and realized losses of $207 thousand in 2002. There were no realized gains included in discontinued operations from the sale of securities in 2004, and there were $138 thousand in realized losses. At December 31, 2004, an $8.9 million unrealized loss, net of tax, was recorded in shareholders’ equity and included in accumulated other comprehensive income (loss), compared to a $5.2 million unrealized loss, net of tax, in 2003. Unrealized gains and losses are attributable to changes in market interest rates since the securities were purchased. The mortgage-backed securities consist entirely of AAA rated securities issued by Government Sponsored Enterprises.
The following table shows the fair value and gross unrealized losses of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(IN THOUSANDS)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES

State and Municipal Securities	$7,125	$60	$—	$—	$7,125	$60
Government Agencies Securities	444,505	5,970	16,082	418	460,587	6,388
Mortgage-Backed Securities	640,916	6,222	123,741	2,333	764,657	8,555

Total Securities Available for Sale with Unrealized Losses	$1,092,546	$12,252	$139,823	$2,751	$1,232,369	$15,003

All unrealized losses in the Company’s securities available for sale portfolio are in government or mortgage-backed debt securities. These unrealized losses are due to interest rate fluctuations in the market place and are not the result of an increased credit risk or impairment. 136 securities were in an unrealized loss position as of December 31, 2004.
Securities available for sale that were pledged to secure deposits and other borrowings were $885.7 million at December 31, 2004 and $660.1 million at December 31, 2003. The increase in pledged assets is a direct result of an increase in repurchase agreements with dealers as the Bank increased its short and long-term borrowings in an effort to build up its liquidity position. Securities were used to collateralize the new borrowings. The proceeds were invested in short-term investments that are readily available to the Bank.
The Other Securities category consists of $42.7 million and $9.4 million, respectively, of Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve stock, $7.1 million of money market mutual funds and $2.6 million of other equity securities. The FHLB and Federal Reserve stock are valued at cost which approximates fair value. Equity securities are valued at fair value.
The contractual maturity distribution of securities available for sale at December 31, 2004 and 2003 follows. Actual maturities may differ from contractual maturities because issuers may have the right to call obligations and mortgages underlying mortgage-backed securities may be repaid more quickly than scheduled.

		2004			2003

		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

Within 1 year	$87,674	$—	$—	$87,674	$179,179	$8	$29	$179,158
After 1 but within 5 years	509,199	31	6,388	502,842	582,698	498	3,191	580,005
After 5 but within 10 years	25,048	173	49	25,172	17,077	123	33	17,167
After 10 years	54,228	253	11	54,470	43,109	141	11	43,239
Mortgage-Backed Securities	1,033,248	936	8,555	1,025,629	1,012,635	1,547	6,933	1,007,249

Total Securities Available for Sale	$1,709,397	$1,393	$15,003	$1,695,787	$1,834,698	$2,317	$10,197	$1,826,818

Interest and dividends earned on securities available for sale for the years ended December 31 are as follows:

(IN THOUSANDS)	2004	2003	2002

U.S. Treasury Securities	$49	$244	$619
State and Municipal Securities	941	28	—
Government Agencies Securities	16,510	23,773	31,088
Mortgage-Backed Securities	43,716	40,570	36,506
Other Securities	1,861	1,703	1,875

Total Securities Available for Sale	$63,077	$66,318	$70,088

See Note 12 of Notes to Consolidated Financial Statements for discussion of securities held to maturity.
NOTE 5:     LOANS AND RESERVE FOR LOAN LOSSES
The composition of the loan portfolio at December 31 is as follows.

(IN THOUSANDS)	2004	2003

Commercial and Financial	$401,526	$581,223
Commercial Real Estate	903,829	815,004
Residential Mortgage	1,178,058	1,155,079
Residential Mortgage Loans Held for Sale	713	524
Home Equity	416,912	306,599
Consumer	61,086	64,403
Foreign	198,855	299,055

Total Loans	3,160,979	3,221,887
Net Deferred Loan Fees, Costs, Premiums and Discounts	3,743	3,267

Loans, Net	3,164,722	3,225,154
Loans Included in Assets Held for Sale	(163,391)	—

Loans	$3,001,331	$3,225,154

A summary of nonperforming and loans contractually past-due 90 days or more at December 31 follows.

(IN THOUSANDS)	2004	2003

Nonaccrual Loans	$430	$2,308
Past-Due Loans	5,887	12,178

Nonaccrual loans at December 31, 2004 consist of two domestic loans in the aggregate amount of $190 thousand placed on nonaccrual during 2004 and a foreign loan in the amount of $240 thousand. The foreign loan was placed on nonaccrual in 2003. Nonaccrual loans at December 31, 2003 are comprised of the previously mentioned foreign loan and another foreign loan also placed on nonaccrual during 2003. There were no renegotiated loans at December 31, 2004 or 2003. Nonaccrual and renegotiated loans may include certain impaired loans. There were no impaired loans larger than $250 thousand at December 31, 2004 and the two foreign loans previously mentioned were the Company’s only impaired loans at

December 31, 2003. Charge-offs were taken on these loans and at December 31, 2004 and 2003 they are reflected at net realizable value which, depending on the type of loan, is determined based on the fair market value of collateral or an analysis of discounted cash flows. Therefore, there are no specific reserves in either year. The 2004 average investment in impaired loans was $1.2 million, and included both domestic and foreign loans. For 2003 and 2002, the average investment in impaired loans was $2.9 million and $309 thousand, respectively, entirely in foreign loans.
An analysis of the changes in the reserve for loan losses follows:

(IN THOUSANDS)	2004	2003	2002

Balance, January 1	$28,285	$25,958	$29,540
Provision for Loan Losses	49	5,146	421
Loans Charged-Off	5,152	5,880	6,972
Less: Recoveries of Charged-Off Loans	2,958	2,810	2,252

Net Charge-Offs	2,194	3,070	4,720
Lower of Cost or Market Adjustment for Loans Transferred to Held for Sale	(1,521)	—	—
Foreign Exchange Translation Adjustments	98	251	717

Balance, December 31	$24,717	$28,285	$25,958

Cash payments received on impaired loans are generally applied to principal. The interest income that would have been earned in 2004, 2003 and 2002 if such loans had not been classified as impaired and therefore on nonaccrual status, was $93 thousand, $215 thousand, and $20 thousand, respectively. $25 thousand was included in net interest income for impaired loans in 2004 while $4 thousand was included in 2003. No interest was included in net interest income for impaired loans in 2002.
Geographically, the Company’s domestic loans are concentrated in the Washington, D.C. metropolitan area. As previously announced, the Company is exiting its international banking business, and as of December 31, 2004, $163.4 million of loans originated in the United Kingdom are reflected as assets held for sale on the Company’s Consolidated Statement of Condition. Loans originated at our United Kingdom operations represent 90% and 57% of foreign loans at December 31, 2004 and 2003, respectively.
At December 31, 2004, approximately $903.9 million or 29% of the Company’s loan portfolio consists of loans secured by real estate, excluding single-family residential loans, of which almost 100% was secured by properties located in the Washington, D.C. area. Approximately 50% of the Company’s loan portfolio is secured by the primary residence of the borrower at December 31, 2004 compared to 45% at December 31, 2003.

NOTE 6:	TRANSACTIONS WITH RELATED PARTIES
In the ordinary course of banking business, loans are made to officers and directors of the Company and its affiliates as well as to their associates. These loans are underwritten at the Bank level consistent with standard banking practices and regulatory requirements and do not involve more than the normal risk of collectibility. At December 31, 2004 and 2003, loans to executive officers and directors of the Company and its affiliates, including loans to their associates, totaled $85.9 million and $95.5 million, respectively. During 2004, loan additions were $127.6 million and loan repayments were $138.4 million. In addition, there was an increase of $1.2 million due to changes in the composition of our Board of Directors and executive officers. In addition to the transactions set forth above, the Bank had $2.8 million in letters of credit outstanding at December 31, 2004 to related parties compared with $2.3 million at December 31, 2003. There were no related party loans that were impaired, on nonaccrual status, past due, restructured or deemed potential problem loans at December 31, 2004 and 2003.
From the period of 1998 to 2004, the Company contributed approximately $113.9 million and holds a 99% equity interest in two venture capital partnerships, Riggs Capital Partners and Riggs Capital Partners II (collectively, RCP). A member of the Company’s Board of Directors contributed approximately $1.1 million and holds a 1% equity interest in RCP. This Director also provides management and investment advisory services to RCP. Riggs pays management fees to this director or entities controlled by this director. These entities reimburse Riggs for rent, salaries and other services provided by the Company. In addition to services provided by Riggs, these entities may incur additional operating expenses with non-related parties. The approximate amount of management fees paid by Riggs and services reimbursed to Riggs under these arrangements from inception through December 31, 2004 are:

	MANAGEMENT FEES	SERVICE CHARGES
(IN THOUSANDS)	PAID BY RIGGS	REIMBURSED TO RIGGS

2004	$500	$351
2003	750	660
2002	2,600	1,444
2001	4,000	2,000
2000	2,500	1,536
1999	2,000	1,097
1998	917	322

Total	$13,267	$7,410

This director is also contractually entitled to a 20% profit interest after a return of capital, repayment of management fees, and a priority return. The priority return is equal to nine percent in relation to the contributed capital of 99% and 1%. The payment of any such profit interest is unlikely because of the cumulative losses recognized to date. The investment gains and losses recognized by the Company from inception of both funds through December 31, 2004, excluding operating expenses and management fees are:

(IN THOUSANDS)	INVESTMENT GAIN (LOSS)

2004	$3,579
2003	(4,206)
2002	(14,822)
2001	(31,103)
2000	10,563
1999	1,975
1998	—

Total	$(34,014)

An entity indirectly controlled by a significant shareholder of the Company leases space in a Company-owned facility through January 2007. Lease payments received were $481 thousand, $469 thousand and $433 thousand in 2004, 2003 and 2002, respectively. The Company was also reimbursed by the same entity in the amount of $81 thousand each year in 2003 and 2002 for use of a sports entertainment suite. In 2003 and 2002, the Company was reimbursed $146 thousand and $68 thousand for the use of a second sports entertainment suite.
Riggs has an Employee Mortgage Discount Program under which our employees are eligible to receive a 20 percent lower interest rate on their home mortgages than the prevailing market rate. The Company’s banking subsidiaries have had lending transactions in the ordinary course of their banking business with directors of Riggs Bank and Riggs Bank Europe Limited and their associates (primarily the businesses with which they are associated), and directors and executive officers of the Company and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for, in some cases, discounted interest rate terms pursuant to the Employee Mortgage Discount Program.
The above transactions with related parties were reviewed by the Board of Directors.

NOTE 7:	PREMISES AND EQUIPMENT
Investments in premises and equipment at year-end were as follows:

(IN THOUSANDS)	2004	2003

Premises and Land	$190,488	$191,908
Furniture and Equipment	90,843	130,985
Leasehold Improvements	53,818	45,738
Purchased and Capitalized Software	75,139	73,081
Accumulated Depreciation and Amortization	(226,641)	(215,210)

	183,647	226,502
Less: Assets of Foreign Operations Held for Sale	(8,957)	—

Total Premises and Equipment, Net	$174,690	$226,502

Depreciation and amortization expense amounted to $25.5 million in 2004, $19.0 million in 2003 and $17.6 million in 2002.
Assets Held for Sale
In 2004, the Company determined it would exit or sell its international operations (Note 3). Certain assets used in the international business, primarily an office building in London, have been classified as held for sale at December 31, 2004. The building is recorded at the lower of cost or market value. The building was sold in the first quarter of 2005 at a gain of approximately $5.0 million over its adjusted carrying value. The Company had previously written down the carrying value of this building by $3.8 million in the second quarter of 2003 and $1.3 million in the fourth quarter of 2002. These previous writedowns were based upon consultation with real estate experts and are included in other noninterest expense in the Consolidated Statements of Operations.
Assets Disposed
In the third quarter of 2004, the Company sold a residential London property with a net book value of $1.6 million and its corporate aircraft, with a net book value of $27.8 million. The aircraft had been written down by $7.1 million in the second quarter of 2004 to its net realizable value. A gain of $2.5 million was realized on the sale of the residential London property.
At December 31, 2004, Riggs was committed to the following future minimum lease payments under non-cancelable operating lease agreements covering equipment and premises. These commitments expire intermittently through 2024.

MINIMUM LEASE
(IN THOUSANDS)	PAYMENTS

2005	$9,798
2006	8,884
2007	7,984
2008	6,926
2009	4,856
2010 and thereafter	17,578

Total Minimum Lease Payments	$56,026

Total minimum operating lease payments included in the preceding table have not been reduced by future minimum payments from sublease rental agreements that expire through 2005. Minimum sublease rental income for 2005 is expected to be approximately $52 thousand. Rental expense for all operating leases (cancelable and non-cancelable), less rental income on these properties, consisted of the following:

(IN THOUSANDS)	2004	2003	2002

Rental Expense	$9,812	$9,563	$9,114
Sublease Rental Income	(215)	(300)	(481)

Net Rental Expense	$9,597	$9,263	$8,633

In the normal course of business, Riggs also leases space to others in buildings it owns. This rental income amounted to $2.1 million in 2004, $2.4 million in 2003 and $2.3 million in 2002 and it is accounted for as a reduction of occupancy expense. For 2005, the Company anticipates that minimum rental income from the leasing of space in owned buildings will be approximately $2.0 million.

NOTE 8:	TIME DEPOSITS $100 THOUSAND OR MORE
The aggregate amount of time deposits in domestic offices, each with a minimum balance of $100 thousand, was $1.07 billion at December 31, 2004 and $315.0 million at December 31, 2003. In 2004, the Bank began accepting brokered deposits and held $902.0 million of such deposits at the end of the year. While the brokered deposits are held by customers in increments of less than $100 thousand each, these deposits are obtained by the Bank in larger increments from a small number of brokers.
Approximately 97% of time deposits in foreign offices were in denominations of $100 thousand or more at December 31, 2004 compared to about 96% at December 31, 2003.
Total time deposits at December 31, 2004 had the following scheduled maturities:

(IN THOUSANDS)

2005	$789,918
2006	391,016
2007	139,602
2008	54,277
2009	100,247
2010 and thereafter	2,160

Total	1,477,220
Less: Time Deposits In Foreign Offices Held for Sale	(58,048)

Time Deposits-Continuing Operations	$1,419,172

NOTE 9:	BORROWINGS
Short-Term Borrowings
Short-term borrowings (borrowings with remaining maturity of less than one year) consist of the following at December 31:

(IN THOUSANDS)	2004	2003

Federal Funds Purchased	$6,000	$64,500
Repurchase Agreements	392,013	454,211
FHLB Advances	87,000	140,000
Other Short-Term Borrowings	13,291	11,671

Total Short-Term Borrowings	$498,304	$670,382

Additional information regarding short-term borrowings is as follows:

(IN THOUSANDS, EXCEPT RATES)	2004	2003

Average Outstanding[1]	$766,154	$584,852
Maximum Outstanding at any Month-End	729,425	670,382
Weighted-Average Rate Paid[1]	1.75%	1.40%
Year-End Rate	2.08%	0.97%

1 Average amounts are based on daily balances. Average rates are computed by dividing actual interest expense by average amounts outstanding.
The Company has a credit facility with the Federal Home Loan Bank of Atlanta (FHLB) in the amount of $740.6 million that is secured by a blanket lien agreement. The Company has $57.6 million of available credit under this facility at December 31, 2004. The Company also has a credit facility with the Federal Reserve for $168.8 million which is secured by an assignment of commercial loans and has not been drawn on at December 31, 2004. The Company also has two short-term, unsecured bank credit lines totaling $6.0 million all of which are utilized at December 31, 2004. The blanket lien agreement with the FHLB and the collateral assignment to the Federal Reserve are applicable to both short and long term borrowings.
Long-Term Borrowings
Long-term borrowings (borrowings with remaining maturity of one year or more) consists of the following at December 31:

(IN THOUSANDS)	2004	2003

Subordinated Debentures	$66,525	$66,525
FHLB Advances	596,000	279,000
Repurchase Agreements	270,000	206,000
Payable to Issuers of Trust Preferred Securities	206,168	360,808

	$1,138,693	$912,333

The $66.5 million of subordinated debentures have a 9.65% fixed rate, mature in 2009 and cannot be called. Issuance costs related to this debt are being amortized as a component of interest expense making the effective cost of this debt 9.73%. These debentures qualify as tier II regulatory capital.
At December 31, 2004, Riggs had borrowed $683.0 million from the FHLB, consisting of $87.0 million classified as short-term and $596.0 million classified as long-term. These advances have maturity dates through 2007 and carry a blended interest rate of 2.75%. Of the $683.0 million total of FHLB advances, $150.0 million is callable in 2005 and $72.0 million is callable in 2006. These borrowings mature as described below.
FHLB Advances

	TOTAL ADVANCE	WEIGHTED-
(IN THOUSANDS, EXCEPT RATES)	AMOUNTS	AVERAGE RATE

2005	$87,000	2.85%
2006	314,000	2.84
2007	282,000	2.62

	$683,000	2.75%

At December 31, 2004, the Company had borrowed $434.2 million under term repurchase agreements, consisting of $270.0 million classified as long-term and $164.2 million classified as short-term. These repurchase agreements have maturity dates through 2007 and carry a blended interest rate of 2.48%. Of the $434.2 million, $100.0 million is callable in 2005 and $50.0 million is callable in 2006. These borrowings mature as described below.

Term Repurchase Agreements

	TOTAL REPURCHASE	WEIGHTED-
(IN THOUSANDS, EXCEPT RATES)	AMOUNTS	AVERAGE RATE

2005	$164,247	2.49%
2006	125,000	2.34
2007	145,000	2.58

	$434,247	2.48%

NOTE 10:	COMMITMENTS AND CONTINGENCIES
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
Commitments to extend credit and letters of credit outstanding at December 31 are as follows:

(IN THOUSANDS)	2004	2003

Commitments to extend credit	$1,444,307	$1,327,070
Commercial letters of credit	10,939	46,273
Stand-by letters of credit	49,126	60,115
At December 31, 2004, a liability of $141 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit compared to $167 thousand at December 31, 2003.
The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued upon careful evaluation of the financial condition of the customer.
The Company is also committed to fund future venture capital investments. At December 31, 2004 and 2003, these commitments totaled $6.3 million and $9.5 million, respectively.
The Company has fully and unconditionally guaranteed the trust preferred securities issued by two subsidiary business trusts, as discussed in Note 12 of Notes to Consolidated Financial Statements.
Subsequent to the announcement of Riggs/PNC merger agreement, the Company determined it was necessary to implement an employee retention bonus program. The program covers approximately 500 of our employees and provides for payments totaling an estimated $8.3 million (unrelated to international exit costs described in Note 3). The Company is obligated to make payments to applicable individuals upon the earliest of (1) the employee’s termination without cause by the Company, (2) the employee’s termination date resulting from the merger or (3) June 30, 2005. As of December 31, 2004, the Company accrued $4.5 million for this plan.
In July 2004 the Riggs Board discontinued its annual bonus program for executive officers and decided not to set 2004 target bonus amounts for such persons. As a result, there are no contingent incentive awards for 2004. In lieu of a 2004 or future bonus program, the Riggs Board established a discretionary pool of up to $1,500,000, which it may use at its discretion to make retention, bonus and/or other incentive payments to Riggs’ executive officers. This discretionary pool may be used, if at all, to reward employee excellence and other significant achievements by the recipients in the course of their employment by Riggs. As of December 31, 2004, the Riggs Board awarded a total of $220 thousand in special incentive payments to three executives. The Riggs Board has not determined when, if at all, any remaining allocations from this pool will be made. Therefore, approximately $1.3 million is available from the pool as of December 31, 2004 while $220 thousand was expensed in the fourth quarter of 2004.

Consent Order, Civil Money Penalty and Other Matters
In July 2003, Riggs Bank entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the July 2003 Consent Order) with the Office of the Comptroller of the Currency (the OCC). The provisions of the July 2003 Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The July 2003 Consent Order requires Riggs Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA).
In May 2004, Riggs Bank entered into an additional Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the May 2004 Consent Order) with the OCC which supplements, but does not replace, the July 2003 Consent Order. At the same time, Riggs Bank entered into a Consent Order of Civil Money Penalty with the OCC and a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network and was assessed and paid a civil money penalty of $25 million. These consents were entered into as a result of the banking regulators’ allegations that Riggs Bank (1) violated the BSA and related rules and regulations, (2) failed to comply with the July 2003 Consent Order and (3) failed to implement adequate controls to ensure that Riggs Bank operates in a safe and sound manner with respect to BSA compliance. The May 2004 Consent Order requires Riggs Bank to take various actions as more fully described in the next paragraph with respect to BSA compliance.
Among the more significant OCC-required actions Riggs Bank is required to take under the May 2004 Consent Order are (1) a review and evaluation of the adequacy of Riggs Bank’s staffing skills and levels with regard to meeting its obligations under the consent order, (2) an evaluation of Riggs Bank’s books, records and information systems relative to the BSA and related rules and regulations and development of a plan to correct any noted deficiencies, (3) adoption, implementation and adherence to written policies for internal controls applicable to account relationships and related staffing, (4) the adoption of a dividend policy with respect to Riggs Bank which requires regulatory approval prior to the declaration of a dividend and (5) adoption, implementation and adherence to an internal audit program that, among other things, is adequate to detect irregularities in Riggs Bank’s operations, determine Riggs Bank’s compliance with all applicable laws, rules and regulations and evaluates adherence to established policies and procedures. The May 2004 Consent Order also requires that Riggs Bank review previously filed Suspicious Activity Reports (SARs) and Currency Transaction Reports (CTRs) to ascertain that those reports were accurately filed and to review the activity from January 1, 2001 in all accounts identified as high risk to ensure that SARs and CTRs have been filed as appropriate.
In January 2005, Riggs Bank entered into a Stipulation and Consent to the Issuance of Modification of Existing Consent Order (the January 2005 Consent Order) with the OCC, which supplements, but does not replace, the May 2004 Consent Order. Among the more significant OCC-required actions Riggs Bank is required to take under the January 2005 Consent Order are (1) updating the management review conducted pursuant to the May 2004 Consent Order, (2) developing capital, strategic and contingency plans, (3) taking steps to ensure the maintenance and availability of all records, and (4) paying a dividend to Riggs only if Riggs Bank is in compliance with its capital plan and upon the prior approval of the OCC.
In May 2004, Riggs and Riggs International Banking Corporation (RIBC), Riggs’ former Miami Edge Act subsidiary, entered into a Cease and Desist Order (the May 2004 Cease and Desist Order) with the Board of Governors of the Federal Reserve System (the Federal Reserve) which generally required that (1) Riggs hire an independent consultant to review the functions and performance of the Board of Directors and senior management, (2) Riggs’ Board of Directors submit a plan to the Federal Reserve Bank of Richmond to strengthen board oversight of the management and operations of Riggs and its subsidiaries, (3) Riggs submit to the Federal Reserve Bank of Richmond a plan to improve the risk management practices of Riggs and its subsidiaries, and (4) Riggs submit to the Federal Reserve Bank of Richmond an internal audit program. The May 2004 Cease and Desist Order also generally required that (1) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with all applicable provisions of the BSA and related rules and regulations, (2) RIBC submit to the Federal Reserve Bank of Atlanta a customer due diligence program (3) RIBC engage the services of a qualified independent firm to conduct a review of account and transaction activity to determine whether suspicious activities in accounts, if any, were properly identified and reported, and (4) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control. Once such plans are approved by the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta, as the case may be, the May 2004 Cease and Desist Order required that Riggs and RIBC, as the case may be, adopt and comply with such plans. The May 2004 Cease and Desist Order did not impose a monetary penalty, but did require, however, that Riggs obtain prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve prior to declaring or paying dividends, paying interest on its trust preferred securities or acquiring its own stock. As noted in Riggs’ Form 10-Q for the quarterly period ended September 30, 2004, RIBC terminated business operations during the third quarter of 2004.
In January 2005, Riggs entered into a new Cease and Desist Order (the January 2005 Cease and Desist Order) with the Federal Reserve. The January 2005 Cease and Desist Order replaces the May 2004 Cease and Desist Order, which was terminated by the Federal Reserve. Under the January 2005 Cease and Desist Order, Riggs is required to, among other things to, (1) continue to implement the plans required by the May 2004 Cease and Desist Order to strengthen management, board oversight and risk management, (2) develop capital, strategic and contingency plans, (3) continue to implement and enhance its internal audit program, and (4) ensure the maintenance and availability to supervisory authorities of all records of RIBC. In addition, as required by the May 2004 Cease and Desist Order, Riggs has agreed to continue to obtain the prior approval of the Federal Reserve in order to pay dividends on its common stock, pay distributions on its trust preferred securities and repurchase stock. As previously disclosed, due to the desire of Riggs to retain the strongest possible capital levels at both Riggs and Riggs Bank, Riggs has suspended the payment of its dividend on common stock and distributions on its trust preferred securities.
Primarily as a direct result of the above noted BSA criticisms, each of Riggs Bank and Riggs has been designated as being in a “troubled condition” by the OCC and the Federal Reserve, respectively. A bank or bank holding company that is classified as being in a troubled condition must have any new director or executive officer approved in advance by the OCC or Federal Reserve, as the case may be, and is subject to restrictions on making severance payments to its directors, officers and employees under the FDIC’s “golden parachute regulations.” In addition, entities that are in a “troubled condition” are subject to increased regulatory supervision. The increased regulatory supervision has resulted and is expected to continue to result in more frequent and intensive examinations. The results of these examinations, as well as changes in circumstances, or the failure of Riggs and Riggs Bank to comply with the Consent Orders and the Cease and Desist Order could result in amended or additional regulatory sanctions and civil money penalties.

NOTE 11:	REGULATORY REQUIREMENTS
The Bank, as a national bank, and the Company as a registered bank holding company are subject to oversight and regulation by Federal banking regulators. Primarily, as a consequence of the failures alleged by banking regulators in the Bank’s compliance with certain banking laws and regulations, the Bank and the Company each have been designated as being in “troubled condition” by the OCC and the Federal Reserve. Banks in troubled condition are subject to increased regulatory supervision and additional restrictions on a variety of financial transactions. A discussion of these matters is presented in Note 10. The regulatory requirements and restrictions imposed on the Bank and the Company include the following:

•	Dividends that the Bank can pay to the Company are limited, generally, to the earnings of the Bank in the current and two previous years, less any dividend payments during that period. However, the payment of dividends by the Bank and its subsidiaries is further restricted by requirements for the maintenance of adequate capital.

•	The Bank must maintain non-interest earning reserves with the Federal Reserve against its deposits and Eurocurrency liabilities. At December 31, 2004 and 2003, the Company’s reserves with the Federal Reserve were $45.9 million and $167.3 million, respectively. The average of such reserves was $66.9 million in 2004 and $70.1 million in 2003.

•	There are limitations, based primarily on the amount of equity capital, on the amount of loans or advances that the Bank can make to the Company or to any non-bank subsidiaries or affiliates. In addition, such loans and advances must be secured by collateral. At December 31, 2004, the Bank had total equity capital of $435.5 million, including $62.4 million of retained earnings.
The limitations on dividend payments by the Bank could adversely affect the Company’s cash flow and its ability to make required debt payments or to pay dividends on its common stock. Since regulatory authorities maintain that a holding company should be a source of financial strength for its subsidiary bank, dividends paid by the Bank to the Company may be restricted if the regulators conclude that the Company’s operating expenses and debt servicing requirements place the Bank’s capital position at risk. At December 31, 2004, the retained earnings of the Bank were not available for the payment of dividends.

The Company and the Bank are required to maintain adequate levels of capital as defined by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and additional discretionary, actions by regulators that could have a material effect on the Company’s consolidated financial statements. Required levels of capital are defined by the regulators as ratios of risk-weighted assets, or average assets during a period, to three specified measures of capital. The calculation of these capital ratios involves quantitative measures of assets, liabilities and certain off-balance sheet items, and may involve qualitative judgments by the regulators about components, risk weightings and other factors.
In addition, the Bank and the Company are subject to other regulatory requirements and restrictions as a result of the Consent Orders and Cease and Desist Orders described above as well as the “troubled condition” status of the Bank and the Company. These requirements and restrictions include:

•	The Bank must obtain the approval of the OCC prior to declaring or paying a dividend to the Company.

•	The Company must obtain the approval of the Federal Reserve for the payment of dividends on its common stock, the payment by its wholly-owned trusts of dividends on the guaranteed preferred beneficial interests in the trusts, or the acquisition of its own stock. As previously disclosed, the Company has suspended the payment of its dividend on its common stock and distributions on its trust preferred securities. Riggs, however, continues to accrue the expense related to trust preferred securities as the amounts are deferred and payable at a future date.

•	The Bank and the Company each are limited in the payment of severance to directors, officers and employees.
Quantitative measures established and defined by regulation to ensure capital adequacy require the Company and the Bank maintain minimum ratios for total and tier I capital to risk-weighted assets and of tier I capital to average assets. As of December 31, 2004, the Company and the Bank exceed all applicable capital adequacy requirements.
As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain total risk-based, tier I risk-based, and tier I leverages ratios as set forth in the following table.

					TO BE WELL
			MINIMUM		CAPITALIZED
			REQUIREMENTS FOR		UNDER PROMPT
			CAPITAL ADEQUACY		CORRECTIVE
	ACTUAL		PURPOSES		ACTION PROVISIONS

(DOLLAR AMOUNTS IN MILLIONS)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

AS OF DECEMBER 31, 2004
Total Capital (to Risk-Weighted Assets):
Consolidated	$620	16.20%	$306	8.00%	$382	10.00%
Riggs Bank	464	12.23	303	8.00	379	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	428	11.18	153	4.00	229	6.00
Riggs Bank	439	11.58	152	4.00	228	6.00
Tier I Leverage (to Average Assets):
Consolidated	428	7.25	236	4.00	295	5.00
Riggs Bank	439	7.72	228	4.00	285	5.00

					TO BE WELL
			MINIMUM		CAPITALIZED
			REQUIREMENTS FOR		UNDER PROMPT
			CAPITAL ADEQUACY		CORRECTIVE
	ACTUAL		PURPOSES		ACTION PROVISIONS

(DOLLAR AMOUNTS IN MILLIONS)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

AS OF DECEMBER 31, 2003
Total Capital (to Risk-Weighted Assets):
Consolidated	$708	17.81%	$318	8.00%	$397	10.00%
Riggs Bank	456	11.82	309	8.00	386	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated	497	12.52	159	4.00	238	6.00
Riggs Bank	428	11.08	154	4.00	232	6.00
Tier I Leverage (to Average Assets):
Consolidated	497	8.41	237	4.00	296	5.00
Riggs Bank	428	7.52	228	4.00	285	5.00

NOTE 12:	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED
DEFERRABLE INTEREST DEBENTURES
The Company owns two business trusts, Riggs Capital and Riggs Capital II, that were formed for the purpose of holding the Company’s junior subordinated deferrable interest debentures. The wholly-owned trusts are special purpose entities for regulatory purposes and the units of beneficial interest issued by the trust qualify as regulatory capital. The units of beneficial interest bear the same interest rates and have the same repayment terms as the debentures issued by the Company to the trusts. The principal terms of the units of beneficial interest in the trusts are as follows:

	SERIES A	SERIES C	TOTAL

Amount Originally Issued	$150.0 million	$200.0 million	$350.0 million
Rate	8.625%	8.875%	8.768%
Liquidation Preference	$1,000/share	$1,000/share
Earliest Redemption	12/31/2006	3/15/2007
Maturity	12/31/2026	3/15/2027
Dividends	semi-annual	semi-annual
Interest on the subordinated debentures and distributions on the units of beneficial interest are cumulative and deferrable for a period not to exceed five years. The Company is required to obtain the approval of the Federal Reserve for the payment of interest on its subordinated debentures held by the trusts. The Federal Reserve did not approve the payment of interest scheduled for December 2004 and, accordingly, the Company exercised its right to defer that interest payment. The trusts, in turn, deferred distributions on their units of beneficial interest.
The Company has purchased for cash a total of $127.2 million of these securities since issuance. This includes $101.5 million with a blended interest rate of 8.73% in 2002, $6.5 million with a blended interest rate of 8.8% in 2003, and $19.2 million with a blended interest rate of 8.65% in 2004. The securities were purchased in 2002 at a discount and resulted in a direct after-tax increase to shareholders’ equity of $7.4 million. Premiums were paid on the purchase of some of the securities in 2003 and 2004 which resulted in a direct after-tax decrease to shareholders’ equity of $97 thousand and $572 thousand, respectively.
As a result of the above repurchases, the amounts of trust preferred securities outstanding to third parties at December 31, 2004 were as follows:

	SERIES A	SERIES C	TOTAL

Amount Outstanding	$72.6 million	$150.2 million	$222.8 million
Rate	8.625%	8.875%	8.794%
Through September 30, 2003, the accounts of the trusts were included in the consolidated accounts of the Company and the amount of the guaranteed preferred beneficial interests issued by the trusts, net of the amount of such securities owned by Riggs, was reported as a liability in the Consolidated Statement of Condition. Interest paid and accrued on these securities was reported in the Consolidated Statement of Operations as minority interest in the income of the trusts, net of a provision for income taxes. Accordingly, these securities had no impact on the Company’s reported net interest income.
Effective October 1, 2003, the Company adopted the provisions of FIN 46R for consolidating variable interest entities. Because Riggs did not own more than 50% of the outstanding guaranteed preferred beneficial interests issued by the trusts, it stopped consolidating the trusts. The amount of these securities held by the Company were reported as assets held to maturity in the Consolidated Statement of Condition, and the amount of the subordinated debentures issued by Riggs to the trusts, $360.8 million at December 31, 2003, was reported as a component of long-term debt. Interest earned by the Company on the beneficial interests it owns was all included in interest income in the Consolidated Statement of Operations, and the interest on subordinated debentures held by the trusts was all included in interest expense.
The Company purchased additional units of the securities issued by Riggs Capital in the first quarter of 2004 which increased the Company’s ownership interest in these securities to 51.6%. Accordingly, the accounts of Riggs Capital are again included in the consolidated accounts of the Company for 2004. Because Riggs has not increased its ownership of the securities issued by Riggs Capital II, the accounts of that trust continue to be reported in the consolidated financial statements as they were at December 31, 2003.

NOTE 13:	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each major class of financial instruments for which it is practicable to estimate that value:
Cash and Due from Banks and Short-Term Investments
For short-term investments, which consist of federal funds sold and reverse repurchase agreements and time deposits with other banks, that reprice or mature within 90 days, the carrying amounts are deemed a reasonable estimate of fair value.
Securities Available for Sale
Fair values are generally based on quoted market prices or other independent sources. Federal Reserve and FHLB-Atlanta stock are included at carrying value which approximates fair value.
Securities Held to Maturity
The fair values of these securities are based on estimated market prices obtained from independent sources.
Venture Capital Investments
Fair values are based on quoted market prices when available. If a quoted market price is not available, information and techniques that estimate the fair value are utilized as described in Note 1 of Notes to Consolidated Financial Statements. The Company has commitments to fund future venture capital investments of $6.3 million and $9.5 million at December 31, 2004 and 2003, respectively. The Company does not assign a fair value to these commitments.
Loans
The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for comparable remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, the carrying amounts are deemed to be a reasonable estimate of fair value.
Financial Assets Held for Sale
Financial Assets Held for Sale, which consist of time deposits with other banks and loans, are carried at lower of cost or market. Fair value is determined based on third-party offers to purchase.
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
Long-Term Debt
The fair values of the Company’s subordinated debentures and the debt payable to the trust which issued trust preferred securities are based on dealer quotes. For FHLB advances and repurchase agreements fair values are estimated by comparing costs of similar funds to these respective instruments.
Financial Liabilities Held for Sale
Financial Liabilities Held for Sale, which consist of deposits, are carried at lower of cost or market. Fair value is determined based on third-party offers to purchase.
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures
The fair values of these securities are based on estimated market prices obtained from independent sources.
Derivative Instruments
Financial derivatives, including foreign exchange contracts and interest rates swaps, are carried at fair value, determined by reference to independent sources.
Commitments to Extend Credit and Other Off-Balance Sheet Financial Instruments
The Company does not assign a value to loan commitments and commercial letters of credit. A liability for stand-by letters of credit has been established in accordance with FIN 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). This liability, which amounts to $141 thousand at December 31, 2004, is deemed to be the fair value of the stand-by letters of credit.
Accrued Interest Receivable and Accrued Interest Payable
The carrying value of accrued interest receivable and accrued interest payable is deemed to approximate fair value.
Estimated Fair Values of Financial Instruments
Changes in interest rates, assumptions or estimation methodologies may have a material effect on these estimated fair values. As a result, Riggs’ ability to realize these derived values cannot be assured. Furthermore, these derived values represent estimated economic values, not the value a third-party would be willing to pay in an arm’s length transaction. Reasonable comparability between financial institutions may not be likely because of the wide range of permitted valuation techniques and numerous estimates and assumptions that must be made. In addition, the estimated fair values exclude non-financial assets, such as premises and equipment, and certain intangibles. Thus, the aggregate fair values presented do not represent the value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	DECEMBER 31, 2004		DECEMBER 31, 2003
	CARRYING	FAIR	CARRYING	FAIR
(IN THOUSANDS)	AMOUNT	VALUE	AMOUNT	VALUE

Financial Assets:
Cash and Due from Banks	$147,561	$147,561	$325,975	$325,975
Federal Funds Sold and Reverse Repurchase Agreements	450,000	450,000	—	—
Time Deposits with Other Banks	65,391	65,391	287,077	287,077
Securities Available for Sale	1,695,787	1,695,787	1,826,818	1,826,818
Securities Held to Maturity	49,853	50,850	107,891	115,319
Venture Capital Investments	39,239	39,239	43,356	43,356
Total Net Loans	2,976,614	3,053,929	3,196,869	3,326,883
Accrued Interest Receivable	23,139	23,139	22,907	22,907
Financial Assets Held for Sale	174,110	174,110	—	—

Financial Liabilities:
Deposits	3,797,656	3,800,706	4,286,232	4,290,538
Short-Term Borrowings	498,304	498,304	670,382	670,382
Long-Term Debt	1,138,693	1,149,059	912,333	947,462
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	72,634	74,087	—	—
Accrued Interest Payable	20,075	20,075	1,378	1,378
Financial Liabilities Held for Sale	70,351	70,351	—	—

Derivative Instruments	$(737)	$(737)	$(3,862)	$(3,862)
Off-Balance Sheet Commitments:
Commitments to Extend Credit	—	—	—	—
Letters of Credit-Commercial	—	—	—	—
Letters of Credit-Stand-By	141	141	167	167
Venture Capital Commitments	—	—	—	—

NOTE 14:	INCOME TAXES
Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized for tax losses and tax credit carryforwards to the extent that realization of such assets is more likely than not.
Income (loss) before taxes and minority interest relating to the operations of domestic offices and foreign offices are as follows:

(IN THOUSANDS)	2004	2003	2002

Domestic Offices	$(110,188)	$17,307	$43,335
Foreign Offices	(5,919)	(1,363)	2,068

Total	$(116,107)	$15,944	$45,403

Components of income tax provision (benefit) from continuing operations are as follows:

(IN THOUSANDS)	2004	2003	2002

Current Provision (Benefit):
Federal	$—	$10,471	$15,881
State	4	11	114
Foreign	7	9	70

Total Current Provision (Benefit):	11	10,491	16,065
Deferred Provision (Benefit):
Federal	(20,941)	(5,998)	(857)
State	—	—	—
Total Deferred Provision	(20,941)	(5,998)	(857)

Provision (Benefit) for Income Tax Expense	$(20,930)	$4,493	$15,208

The income tax benefit recorded in shareholders’ equity reflecting the deduction triggered by employee stock option exercises was $10.0 million, $200 thousand and $15 thousand for 2004, 2003 and 2002, respectively.
At December 31, 2004, and 2003, we maintained a valuation allowance of approximately $14.1 million and $9.0 million respectively, as a result of uncertainty related to the utilization of deferred tax amounts generated by domestic subsidiaries. At December 31, 2004, and 2003, we maintained a full valuation allowance of approximately $9.4 million and $7.6 million respectively, as a result of uncertainty related to the utilization of deferred tax amounts generated by foreign subsidiaries.
Included in the domestic subsidiaries valuation allowance we maintained valuation allowances of approximately $503 thousand and $6.9 million during 2004 and 2003, respectively, attributable to realized and unrealized capital losses on venture capital investments. The Company has concluded that it is more likely than not that the remaining deferred tax assets which are attributable to losses from venture capital operations will be realized through capital gains generated by its venture capital operations or through capital gains generated elsewhere within the Company. We also maintained valuation allowances of approximately $1.6 million during 2003 attributable to write-downs on other capital assets.
Income tax expense related to minority interest was $2.0 million, $5.7 million and $9.1 million in 2004, 2003 and 2002, respectively.
Reconciliation of Statutory Tax Rates to Effective Tax Rates from Continuing Operations:

(IN THOUSANDS, EXCEPT PERCENTAGES)	2004	2003	2002

Income Tax Computed at Federal Statutory Rate of 35%	$(40,974)	$5,523	$15,846
Add (Deduct):
State Tax, Net of Federal Tax Benefit	2	7	74
Tax-Exempt Interest	(2,584)	(2,878)	(2,477)
Increase in Tax Credits	(235)	(1,893)	(242)
Increase of Valuation Allowance	4,840	4,528	726
Nontaxable Life Insurance	(393)	(1,143)	(432)
Nondeductible Fines and Penalties	17,153	—	1
Other, Net	1,261	349	1,712

Provision (Benefit) for Income Tax Expense from Continuing Operations	$(20,930)	$4,493	$15,208

Effective Tax Rate	17.9%	28.5%	33.6%

At December 31, 2004 and 2003, the Company maintained a domestic net operating loss carryforward of approximately $101.4 million and $49.3 million, respectively resulting in $35.5 million and $17.3 million in deferred tax assets at each respective year-end. Of the $35.5 million deferred tax assets as of December 31, 2004, $12.8 million was subject to the separate return limitation year rules. During its 2004 assessment of realizability of these deferred tax assets, management concluded that it was not more likely than not that the Company would realize the benefits of these net operating losses. Accordingly, the Company established a valuation allowance of $12.8 million of these deferred tax assets during the year. The domestic net operating loss carryforward will begin expiring in the year 2020.

At December 31, 2004 and 2003, the Company maintained a foreign net operating loss carryforward of approximately $36.8 million and $21.0 million, respectively, all of which is reserved by valuation allowances.
The net deferred tax asset is included in other assets in the Consolidated Statements of Condition. The Company believes that it is more likely than not that deferred tax assets will be realized, except in cases where valuation allowances have been established against these assets. The components of deferred income tax liabilities (assets) that result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes at December 31, 2004 and 2003 are detailed below:
Sources of Temporary Differences Resulting in Deferred Tax Liabilities (Assets):

(IN THOUSANDS)	2004	2003

Pension Plan and Post-Retirement-Domestic	$14,278	$15,370
Pension Plan and Post-Retirement-Foreign	3,086	89
Capitalized Costs	2,582	2,962
Subsidiary Dividend Deferral	5,534	9,184

Total Deferred Tax Liabilities	25,480	27,605

Unrealized Venture Capital Losses	(7,918)	(8,720)
Unrealized Securities Gains and Losses	(4,685)	(2,677)
Excess Book Over Tax Depreciation-Domestic	(3,170)	741
Excess Book Over Tax Depreciation-Foreign	(1,391)	(1,021)
Allowance for Loan Losses-Domestic	(8,815)	(9,346)
Allowance for Loan Losses-Foreign	(275)	(490)
Accrual to Cash Basis Conversion	(1,592)	(1,601)
Charitable Contribution Carryforward	(299)	(222)
Capital Loss Carryforward	(1,852)	(2,716)
Tax Credit Carryforward	(4,326)	(3,599)
Net Operating Loss Carryforward-Domestic	(35,497)	(17,260)
Net Operating Loss Carryforward-Foreign	(10,917)	(6,073)
Unrealized Hedging Gains and Losses-Domestic	(56)	(831)
Unrealized Hedging Gains and Losses-Foreign	(21)	23
Other, Net-Domestic	(1,207)	(1,693)
Other, Net-Foreign	95	(103)

Total Deferred Tax Assets	(81,926)	(55,588)
Valuation Allowances (Foreign and Domestic)	23,548	16,593

Net Deferred Tax Asset	$(32,898)	$(11,390)

NOTE 15:	BENEFIT PLANS
Pension Plans
Riggs Bank maintains a non-contributory, defined benefit pension plan, restated and amended on February 28, 2002, for the benefit of employees of the holding company, the Bank and its domestic subsidiaries (the “U.S. Plan”). It is the Bank’s policy to contribute to the Plan each year an amount equal to the greater of (1) the minimum annual contribution required by the Employee Retirement Income Security Act and IRS regulations, and (2) the amount necessary to ensure that the market value of Plan assets is at least equal to the Unfunded Accumulated Benefit Obligation determined in accordance with SFAS No. 87, Employers’ Accounting for Pensions. The Bank does not expect to make a contribution to the Plan in 2005.
A subsidiary of the Company in the United Kingdom maintains a non-contributory pension plan for employees of the Company and its subsidiaries based in London (the U.K. Plan). The sponsor of the plan has contributed each year an amount determined by the plan’s consulting actuary to include the defined contribution and amortization of the obligation for benefits earned by continuing participants prior to October 1, 1998 when the plan was a defined benefit plan. The assets of the plan are held in trust, independent of the Company, for the benefit of the participants.
In 2004, the Company announced its intentions to exit or sell all of its operations in the United Kingdom. Accordingly, the sponsor of the U.K. Plan informed the Trustees that it intends to cease contributing to the plan by the end of the first quarter of 2005. Under United Kingdom law, this will result in liquidation of the plan through the purchase of individual annuity contracts from an insurance company to provide for payment of vested benefits to participants. The plan’s consulting actuary has estimated the additional cost to the Company to satisfy its obligations under the plan to be approximately $9.9 million. That amount was contributed to the plan in December 2004 and is reported as a prepaid pension cost in the Consolidated Statement of Condition at December 31, 2004. This prepaid cost will be charged to expense as the annuity contracts are purchased.
The obligations and assets of the pension and post-retirement benefit plans presented herein have been determined as of December 31, 2004. The expected long-term rate of return on the assets of the U.S. pension plan was 7.5% in 2004 and 8.0% in 2003. The discount rate for valuing the liabilities of this plan was 5.75% for 2004 and 6.0% for 2003. The 5.75% rate will also be used for valuations in 2005. The Company believes that the 7.5% expected return on plan assets is reasonable over the long-term given the investment flexibility provided in the plan’s investment policy and the long-term historical returns achieved on the types of assets in which the plan’s assets are invested. The Company further believes that the targeted long-term return on investments of the plan is appropriate given the current funding status relative to the plan’s benefit obligation and the fact that participation in the plan and benefits accruing under the plan have been frozen.
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,

	U.S. PLAN			U.K. PLAN

	2004	2003	2002	2004	2003	2002

Discount Rate	5.75%	6.00%	6.50%	4.00%	5.50%	5.50%
Expected Return on Plan Assets	7.50%	8.00%	8.00%	4.00%	5.50%	5.50%
Rate of Compensation Increase	N/A	N/A	N/A	N/A	N/A	N/A
CHANGE IN PENSION BENEFIT OBLIGATION

(IN THOUSANDS)	U.S. PLAN		U.K. PLAN

	2004	2003	2004	2003

Projected Benefit Obligation at Beginning of Year	$109,388	$100,241	$8,766	$6,013
Service Cost	238	240	—	—
Interest Cost	6,363	6,320	493	336
Actuarial Loss	5,510	13,288	3,243	2,182
Benefits and Expenses Paid	(9,661)	(10,701)	—	(430)
Other[1]	—	—	665	665

Projected Benefit Obligation at End of Year	$111,838	$109,388	$13,167	$8,766

1 Represents Foreign Exchange Translation Adjustments

COMPONENTS OF NET PERIODIC PENSION COST

(IN THOUSANDS)	U.S. PLAN			U.K. PLAN

	2004	2003	2002	2004	2003	2002

Service Cost/Defined Contribution	$238	$240	$388	$539	$424	$507
Interest Cost	6,363	6,320	6,398	493	337	272
Expected Return on Plan Assets	(8,085)	(7,875)	(7,595)	(293)	(243)	(308)
Amortization of Prior Service Cost	(116)	(120)	(137)	—	—	—
Recognized Net Actuarial Loss (Gain)	5,091	5,319	3,622	218	250	9
Other[1]	—	—	—	(311)	2	102

Net Periodic Cost	$3,491	$3,884	$2,676	$646	$770	$582

[1]	Represents Foreign Exchange Translation Adjustments
The investment policy of the United States pension plan provides guidelines for the allocation of plan assets among equity and fixed income securities, cash and cash equivalents, and other investments. The current guidelines approved by the Company’s Pension Committee permit the investment of 40% to 55% of the Plan’s assets in domestic equities, from 8% to 12% in international equities, and from 30% to 55% in fixed income securities. The policy also specifies the maximum amount that can be invested in a single industry or issuer, and identifies prohibited types of investments and transactions. The goals of the investment policy are (1) to preserve the plan’s assets and (2) to maximize investment earnings in excess of inflation, while maintaining acceptable levels of volatility. This allocation of assets is adjusted periodically based upon the Trustees’ assessment of such factors as equity market conditions and trends, the outlook for interest rates, the shape of the yield curve, conditions in the interest rate futures market, and general domestic and international economic conditions and trends. Consideration is also given to the demographics of the retiree population and active employees approaching retirement.
The assets of the United States pension plan are held in trust for the benefit of the participants and comprise, primarily, investments in equity and fixed income mutual funds. Some of these mutual funds are part of an Immediate Participation Guarantee contract with a life insurance company. In 2002 and 2003, approximately 14% of plan assets were invested in the Riggs Funds, mutual funds which are affiliated with the Company. The assets of the pension plan were transferred to a new trustee in August 2004, and none of the plan assets were invested in Riggs Funds as of December 31, 2004.
The assets of this plan were allocated as follows at December 31:

	2004	2003

Cash and cash equivalents	—%	2%
Domestic equity mutual funds	46	49
International equity mutual funds	11	10
High grade fixed income mutual funds	43	35
High yield fixed income mutual funds	—	4

	100%	100%

At the end of 2004, the assets of the Europe plan were invested approximately 80% in equities and 20% in bonds.

CHANGE IN PLAN ASSETS

(IN THOUSANDS)	U.S. PLAN		U.K. PLAN

	2004	2003	2004	2003

Fair Value of Plan Assets at Beginning of Year	$111,134	$101,692	$5,207	$4,327
Actual Return on Plan Assets	10,095	18,643	702	793
Employer Contributions	1,000	1,500	9,892	—
Benefits and Expenses Paid	(9,661)	(10,701)	—	(430)
Other[1]	—	—	893	517

Fair Value of Plan Assets at End of Year	$112,568	$111,134	$16,694	$5,207

Funded Status	$730	$1,746	$3,527	$(3,559)
Unrecognized Net Actuarial Loss	52,694	54,285	6,365	4,033
Unrecognized Prior Service Cost	(9)	(124)	—	—

Prepaid Pension Cost	$53,415	$55,907	$9,892	$474

[1]	Represents Foreign Exchange Translation Adjustments
401(k) Plan
Riggs sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code that is available to all domestic employees who meet certain length of service requirements (the 401(k) Plan). In 2002, the Company began matching 100% of employee contributions up to a maximum of 6% of an employee’s eligible yearly earnings. Prior to 2002, Riggs matched the first $100 contributed by each employee and 50% of any additional employee contribution up to a maximum of 6% of an employee’s eligible yearly earnings. In addition, the Board of Directors may elect to make discretionary contributions to the 401(k) Plan. The amount contributed to the Plan by the Company of $3.0 million in 2004, $3.3 million in 2003 and $3.2 million in 2002 is included in pension and other employee benefits in the Consolidated Statements of Operations.
Supplemental Executive Retirement Plan
The unfunded Supplemental Executive Retirement Plan that provided supplemental retirement income and pre-retirement death benefits to certain key employees was terminated in 2002. The amount of benefits under this Plan was based on a participant’s corporate title, functional responsibility and service as a key employee. Upon the later of a participant’s termination of employment or attainment of age 62, the participant would be paid the vested portion of the supplemental retirement benefit in no more than 15 annual installments. When the Plan was terminated, the current liability for active participants with more than one year of service prior to their retirement was transferred into the Riggs Executive Deferred Compensation Plan. Vested participants who were no longer employed by the Company were paid an amount equal to the then current value of their benefit. Vested participants who were receiving benefits continue to receive them. At December 31, 2004, the Company had a $628 thousand benefit obligation under this supplemental Plan, compared with $642 thousand and $1.1 million at December 31, 2003 and 2002, respectively. This obligation has been recognized as a liability of the Company through periodic charges to expense, including $36 thousand in 2004, $41 thousand in 2003 and $306 thousand in 2002. Payments of benefits under this plan will be approximately $97 thousand per year through 2009 and $250 thousand in total in 2010 through 2014.
Health and Insurance Benefits
The Company provides certain health care and, for employees who retired prior to January 1, 1998, life insurance benefits for retired domestic employees. Substantially all active domestic employees may become eligible for medical and dental insurance benefits if they reach age 65 with five or more years of service, or if they retire at or after age 55 with at least 10 years of service. Effective January 1, 2004, employees who retire prior to age 65 will pay 100% of the cost of health insurance until they reach age 65 and, beginning January 1, 2008, healthcare benefits will only be available to those employees who retire at age 65 or later with at least five years of service.

CHANGE IN POST-RETIREMENT BENEFIT OBLIGATION and ACCRUED BENEFITS

(IN THOUSANDS)	2004	2003

Benefit Obligation at Beginning of Year	$29,002	$28,105
Service Cost	441	518
Interest Cost	1,751	1,664
Actuarial Loss	1,887	9,144
Benefits Paid	(1,234)	(1,222)
Plan Amendments	—	(9,207)

Benefit Obligation at End of Year	$31,847	$29,002
Unrecognized Net Actuarial Loss	(19,729)	(20,492)
Unrecognized Prior Service Cost	3,069	6,138
Unrecognized Transition Obligation	(2,854)	(3,211)

Accrued Postretirement Benefit Cost	$12,333	$11,437

The expected cost of postretirement employee benefits is accrued through periodic charges to expense during the years that employees render service to the Company. Adoption of a new accounting standard in 1993 resulted in an accumulated transition obligation of $13.0 million which is being recognized over a 20-year period through annual charges to expense. The amount of amortization recognized in 2002, 2003 and 2004 was $357 thousand in each year. The net periodic cost of post-retirement health care and life insurance, including amortization of the transition obligation, is summarized in the following table.
COMPONENTS OF NET PERIODIC COST OF POST-RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

(IN THOUSANDS)	2004	2003	2002

Service Cost	$441	$518	$861
Interest Cost	1,751	1,664	1,725
Amortization of Transition Amount	357	357	357
Amortization of Prior Service Costs	(3,069)	(3,069)	—
Recognized Net Actuarial Loss	2,649	2,688	1,173

Net Periodic Cost	$2,129	$2,158	$4,116

The assumed health care cost trend rate averaged 10.0% for 2004, gradually decreasing to 5.0% by the year 2009 and remaining constant thereafter. Rates of 11.0% and 12.0% were used in 2003 and 2002, respectively. A discount rate of 5.75% was used for 2004 to determine the projected post-retirement benefit obligation. A rate of 6.0% was used for 2003 and a 6.50% rate was used for 2002. Increasing the assumed healthcare cost trend rate by one percentage point would increase the net periodic postretirement benefit cost for 2004 by $378 thousand and increase the accumulated post-retirement benefit obligation at December 31, 2004 by $5.0 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the net periodic post-retirement benefit cost for 2004 by $305 thousand and decrease the accumulated postretirement benefit obligation at December 31, 2004 by $4.1 million.
The benefits expected to be paid over the next ten years to participants in the domestic pension plan and the retiree health and life insurance plans are as follows:

	United States	Post-Retirement
(IN MILLIONS)	Pension Plan	Plans

2005	$7.0	$1.8
2006	7.0	1.6
2007	7.0	1.6
2008	7.0	1.6
2009	7.1	1.6
2010 through 2014	37.1	8.1

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2004 and include benefits attributable to estimated future employee service.
Stock Compensation Plans
The Board of Directors and shareholders of the Company approved stock option plans in 1993, 1994, and 1996 under which options to purchase shares of common stock were granted to key employees. The exercise price could not be less than the fair market value of the common stock at the date of grant. Options under these plans have a life of 10 years with vesting periods ranging from zero to three years. The total number of shares of common stock reserved for issuance upon exercise of options granted were 1,250,000 for each of the 1993 and 1994 plans and 9,000,000 for the 1996 plan. In 2002, the Board of Directors and shareholders of the Company approved the 2002 Long-term Incentive Plan and the Board passed a resolution that no further options would be granted under the previous plans. The maximum number of shares of the Company’s common stock that may be issued under the 2002 plan is 4,000,000 plus 5,143,879 that would have been available for grant under the previous plans, or could become available by reason of termination, expiration or forfeiture of outstanding grants.
A summary of the stock option activity under the 1993, 1994, 1996 and 2002 plans follows:

		WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	OPTIONS	PRICE

Outstanding at December 31, 2001	6,022,173	$15.86
Granted	1,582,202	13.19
Exercised	16,319	12.20
Terminated	202,896	17.52

Outstanding at December 31, 2002	7,385,160	$15.25
Granted	1,506,369	13.86
Exercised	158,561	12.09
Terminated	437,520	15.30

Outstanding at December 31, 2003	8,295,448	$15.05
Granted	—	—
Exercised	3,204,725	12.85
Terminated	2,263,416	18.90

Outstanding at December 31, 2004	2,827,307	$15.05

Prior to 2002, members of the Board of Directors of the Company were eligible to participate in the 1997 Non-employee Directors Stock Option Plan (the 1997 Plan). Under the 1997 Plan, options to purchase up to 600,000 shares of common stock could be granted to non-employee directors of the Company or a subsidiary. The exercise price could not be less than the fair market value of the common stock at the date of grant, with vesting occurring at the date of grant. This 1997 Plan also was frozen by the Board of Directors in 2002. Non-employee directors then became eligible to participate in the 2002 Long-Term Incentive Plan.

A summary of the stock option activity under the 1997 Plan follows:

		WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	OPTIONS	PRICE

Outstanding at December 31, 2001	407,500	$18.98
Granted	—	—
Exercised	—	—
Terminated	32,500	19.63

Outstanding at December 31, 2002	375,000	$18.87
Granted	—	—
Exercised	—	—
Terminated	—	—

Outstanding at December 31, 2003	375,000	$18.87
Granted	—	—
Exercised	7,500	23.29
Terminated	27,500	17.04

Outstanding at December 31, 2004	340,000	$18.98

At December 31, 2004, weighted-average details for all stock options outstanding follow:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED-
		AVERAGE
	NUMBER	REMAINING	WEIGHTED	NUMBER	WEIGHTED
RANGE OF	OUTSTANDING	CONTRACT	AVERAGE	EXERCISABLE AT	AVERAGE
EXERCISE	AT DECEMBER 31,	LIFE IN	EXERCISE	DECEMBER 31,	EXERCISE
PRICES	2004	YEARS	PRICE	2004	PRICE

$12.00 TO $15.00	2,096,579	7.70	$13.49	1,447,661	$13.40
15.19 TO 17.56	578,812	6.02	15.73	578,812	15.73
19.50 TO 20.50	391,416	3.22	20.10	391,416	20.10
25.88 TO 30.25	100,500	3.37	28.73	100,500	28.73

12.00 TO 30.25	3,167,307	6.70	$15.20	2,518,389	$15.58

In 2003 and 2002, the Company approved for award 210,407 and 161,609 shares, respectively, of its common stock to certain key executives under a Deferred Stock Award Agreement that includes performance and time vesting requirements. Based on achieved performance targets, 76,466 shares were awarded at December 31, 2003. Performance targets were not met in 2002. The shares awarded in 2003 will vest in three equal annual installments beginning in January of 2004. Compensation expense of $321 thousand in 2004 and $325 thousand in 2003 was recorded in connection with these awards.
The Company awarded 73,000 shares in 2003 and 370,000 shares in 2002 of its common stock to certain key executives under a Deferred Stock Award Agreement which includes only a time vesting requirement. These shares vest in equal annual installments over four or five-year periods beginning, for certain awards, in January 2003, 2004 or 2005. Compensation expense of $941 thousand, $1.2 million and $646 thousand related to these awards was recognized in 2004, 2003 and 2002, respectively.
The Company maintains an Executive Deferred Compensation Plan that allows certain employees and non-employee directors to defer payment to them of wages or director fees. Under the plan, non-employee directors may elect to defer fees and have the deferred amounts treated as having been invested in cash, shares of the Company’s common stock, or a combination of cash and stock.
NOTE 16:     FOREIGN ACTIVITIES
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
FOREIGN RESERVE FOR LOAN LOSSES

(IN THOUSANDS)	2004	2003	2002

Balance, January 1	$4,292	$4,930	$11,651
Provision for Loan losses	(2,065)	181	(4,182)
Loans Charged-Off	1,775	2,932	4,094
Less: Recoveries on Charged-Off Loans	2,197	1,862	838

Net Charge-Offs (Recoveries)	(422)	1,070	3,256
Lower of Cost or Market Adjustment for Loans Transferred to Held for Sale	(1,521)	—	—
Foreign Exchange Translation Adjustments	98	251	717

Balance, December 31	$1,226	$4,292	$4,930

Foreign operations contributed significantly to the losses incurred by the Company in 2004. Significant items allocated to foreign operations for 2004 include $51.7 million in litigation settlement costs as well as fines and assessments by regulatory authorities for Bank Secrecy Act violations, the $3.2 million write-down of the corporate aircraft (which comprises 45% of the total write-down allocated to foreign operations), and severance and retentions payments in the amount of $7.3 million. These expenses were partially offset by a $2.5 million gain on the sale of a residential London property. See Notes 3 and 10 of Notes to Consolidated Financial Statements for a more detailed discussion of costs associated with foreign operations.
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

GEOGRAPHICAL PERFORMANCE

					INCOME BEFORE
					TAXES AND
		TOTAL ASSETS	TOTAL	TOTAL	MINORITY	NET INCOME
(IN THOUSANDS)		DECEMBER 31,	REVENUE	EXPENSES	INTEREST	(LOSS)

Middle East and Africa	2004	$5,727	$753	$20,103	$(19,350)	$(12,578)
	2003	109,983	6,265	2,656	3,609	2,938
	2002	136,206	5,463	3,633	1,830	1,094

Europe	2004	$247,491	$17,618	$50,886	$(33,268)	$(41,559)
	2003	360,686	16,410	34,826	(18,416)	(14,990)
	2002	245,950	20,487	35,911	(15,424)	(9,219)

Asia/Pacific	2004	$8,755	$248	$486	$(238)	$(155)
	2003	8,501	458	194	264	215
	2002	7,885	322	214	108	65

South and Central America	2004	$15,817	$1,109	$20,717	$(19,608)	$(12,745)
	2003	51,182	1,936	2,163	(227)	(185)
	2002	24,476	919	1,161	(242)	(145)

Caribbean	2004	$16	$101	$4,597	$(4,496)	$(2,922)
	2003	28,411	1,652	975	677	551
	2002	18,871	1,945	1,822	123	73

Other	2004	$5,872	$280	$398	$(118)	$(77)
	2003	25,158	1,331	564	767	624
	2002	22,662	937	623	314	188

Total Foreign	2004	$283,678	$20,109	$97,187	$(77,078)	$(70,036)
	2003	583,921	28,052	41,378	(13,326)	(10,847)
	2002	456,050	30,073	43,364	(13,291)	(7,944)

Percentage of Foreign to Consolidated	2004	5%	8%	27%	66%	71%
	2003	9%	10%	16%	N/A	N/A
	2002	7	9	13	N/A	N/A

Notes to Table

1)	Foreign assets at December 31, 2004, 2003 and 2002 exclude net pool funds contributed by foreign activities to fund domestic activities.
2)	N/A-Due to losses posted by foreign business segments, percentage of income before taxes, minority interest and percentage of net income may not be applicable.
3)	Total assets for Middle East and Africa include $3.0 million and $19.9 million of overdrawn account balances for 2003 and 2002, respectively, approved under a guidance line of credit, to a single country.

NOTE 17:     PARENT COMPANY FINANCIAL STATEMENTS(1)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002

Revenues
Dividends from Subsidiaries	$—	$35,621	$54,019
Equity in Undistributed Loss of Subsidiaries	(55,784)	(15,174)	(23,329)
Interest on Time Deposit Placements	171	679	1,117
Interest on Reverse Repurchase Agreements	35	22	44
Interest and Dividends on Securities Available for Sale	1,221	888	1,514
Interest and Dividends on Securities Held to Maturity	4,837	2,356	—
Other Operating Income	12,224	2,462	2,572

Total Revenues	(37,296)	26,854	35,937
Operating Expenses
Interest Expense	38,107	38,094	33,610
Other Operating Expenses	36,924	4,872	3,575

Total Operating Expenses	75,031	42,966	37,185

Loss before Taxes	(112,327)	(16,112)	(1,248)
Applicable Income Tax Benefit(2)	14,038	17,091	14,269

Net Income (Loss)	$(98,289)	$979	$13,021

STATEMENTS OF CONDITION
DECEMBER 31,

(IN THOUSANDS)	2004	2003

Assets
Cash	$1,093	$1,762
Time Deposits with Other Banks	—	54,000
Intercompany Reverse Repurchase Agreements	2,000	6,000
Securities Available for Sale	74,995	81,994
Securities Held to Maturity	49,853	107,891
Investment in Subsidiaries	485,640	470,061
Other Assets	109,780	82,623

Total Assets	$723,361	$804,331

Liabilities
Other Liabilities	$55,554	$3,478
Long-Term Borrowings:
Subordinated Debentures due 2009	66,525	66,525
Junior Subordinated Deferrable Interest Debentures, Series A, due 2026	77,274	154,640
Junior Subordinated Deferrable Interest Debentures, Series C, due 2027	206,168	206,168

Total Long-Term Borrowings	349,967	427,333

Total Liabilities	405,521	430,811

Shareholders’ Equity	317,840	373,520

Total Liabilities and Shareholders’ Equity	$723,361	$804,331

(1)	Parent Company financial statements reflect the adoption of FIN 46R as of October 1, 2003. FIN 46R does not require restatement of prior year financial statements.
(2)	Applicable income taxes are provided for based on parent corporation income only, and do not reflect the tax expense or benefit of the subsidiaries’ operations.

PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(IN THOUSANDS)	2004	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$(98,289)	$979	$13,021
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation Expense and Amortization	(1,160)	(861)	(1,485)
Increase in Other Assets, excluding Premises and Equipment	(33,922)	(10,517)	(13,728)
Equity in Undistributed Loss of Subsidiaries	55,784	15,174	23,329
Increase (Decrease) in Other Liabilities	52,019	(471)	(1,563)

Total Adjustments	72,721	3,325	6,553

Net Cash Provided by (Used in) Operating Activities	(25,568)	4,304	19,574

Cash Flows from Investing Activities:
Purchase of Securities Available for Sale	(8,484,780)	(1,515,155)	(1,318,461)
Proceeds from Maturities of Securities Available for Sale	8,493,000	1,516,000	1,338,000
Contribution to Capital of Riggs Bank N.A.	(69,500)	—	—
Net Decrease in Loans	—	12,500	—
Net Decrease in Premises and Equipment	—	1	2
Net Decrease in Investments in Subsidiaries	3,636	18,350	519
Net Increase in Investments in Unconsolidated Subsidiaries	(580)	(17,376)	—

Net Cash (Used in) Provided by Investing Activities	(58,224)	14,320	20,060

Cash Flows from Financing Activities:
Issuance of Common Stock	48,442	3,526	215
Dividend Payments	(2,896)	(5,713)	(5,701)
Repurchase of Common Stock	(370)	(254)	(12)
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	(20,055)	(6,475)	(87,849)

Net Cash Provided by (Used in) Financing Activities	25,121	(8,916)	(93,347)

Effect of Exchange Rate Change	2	1	—

Net Increase (Decrease) in Cash and Cash Equivalents	(58,669)	9,709	(53,713)
Cash and Cash Equivalents at Beginning of Year	61,762	52,053	105,766

Cash and Cash Equivalents at End of Year	$3,093	$61,762	$52,053

Supplemental Disclosures:
Interest Paid	$22,237	$38,042	$33,558
Income Tax Payments	—	—	—

NOTE 18:     SEGMENT INFORMATION
DECEMBER 31, 2004

				RIGGS			RIGGS
		INTERNATIONAL		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$151,780	$13,824	$72,704	$1	$24,270	$(32,350)	$230,229
Interest Expense	14,233	9,662	45,303	—	43,744	(32,350)	80,592
Funds Transfer Income (Expense)	(2,418)	20,116	(20,720)	—	3,022	—	—

Net Interest Income (Loss), Tax- Equivalent	135,129	24,278	6,681	1	(16,452)	—	149,637
Provision for Loan Losses	(1,262)	1,213	—	—	—	—	(49)

Net Interest Income (Loss) After Provision	133,867	25,491	6,681	1	(16,452)	—	149,588

NONINTEREST INCOME
Noninterest Income-External Customers	82,268	3,515	3,655	3,579	5,603	—	98,620
Intersegment Noninterest Income	1,891	6,629	—	—	1,123	(9,643)	—

Total Noninterest Income	84,159	10,144	3,655	3,579	6,726	(9,643)	98,620

NONINTEREST EXPENSE
Depreciation and Amortization	5,854	1,141	5	13	11,520	—	18,533
Direct Expense	86,951	38,961	3,962	595	225,917	(9,643)	346,743
Overhead and Support	103,269	60,959	2,319	—	(166,547)	—	—

Total Noninterest Expense	196,074	101,061	6,286	608	70,890	(9,643)	365,276

Income (Loss) Before Taxes and Minority Interest	21,952	(65,426)	4,050	2,972	(80,616)	—	(117,068)

Applicable Income Tax Expense	4,721	(19,569)	1,101	—	(7,183)		(20,930)
Minority Interest	—	—	—	22	3,799		3,821

Income (Loss) from Continuing Operations	$17,231	$(45,857)	$2,949	$2,950	$(77,232)	$—	$(99,959)

Income (Loss) from Discontinued Operations	—	961	—	—	—	—	961
Tax Expense (Benefit)	—	(709)	—	—	—	—	(709)
Net Income (Loss) from Discontinued Operations	—	1,670	—	—	—	—	1,670

Net Income (Loss)	$17,231	$(44,187)	$2,949	$2,950	$(77,232)	$—	$(98,289)

Total Average Assets	$3,624,931	$603,615	$2,581,787	$45,818	$641,602	$(1,342,542)	$6,155,211

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
Except for utilization of funds transfer pricing and cost allocation methodologies, the accounting policies for the segments are generally the same as those described in Note 1 of Notes to Consolidated Financial Statements. Riggs accounts for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses, which include depreciation expense, are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Some depreciable assets are not allocated. Geographic financial information is provided in Note 16 of Notes to Consolidated Financial Statements.
Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods have not been restated to reflect changes in the Company’s revenue and cost allocations and funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance. Beginning in the first quarter of 2004, the segment previously reported as Riggs & Co. is now included in the Banking segment because of an organizational realignment. Prior periods have been adjusted to reflect this change. Prior periods have also been adjusted to reflect discontinued operations as a result of the Company’s 2004 decision to sell or exit its international operations.

Reconciliations are provided from the segment totals to the consolidated financial statements. The reconciliation of total average assets represents the elimination of intercompany balances.
DECEMBER 31, 2003

				RIGGS			RIGGS
		INTERNATIONAL		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$143,715	$19,128	$76,148	$13	$33,010	$(40,082)	$231,932
Interest Expense	19,263	17,795	23,288	—	42,376	(40,082)	62,640
Funds Transfer Income (Expense)	14,670	43,118	(74,385)	(2,738)	19,335	—	—

Net Interest Income (Loss), Tax- Equivalent	139,122	44,451	(21,525)	(2,725)	9,969	—	169,292
Provision for Loan Losses	(5,533)	390	—	—	(3)	—	(5,146)

Net Interest Income (Loss) After Provision	133,589	44,841	(21,525)	(2,725)	9,966	—	164,146

NONINTEREST INCOME
Noninterest Income-External Customers	83,414	5,312	16,494	(4,206)	8,176	—	109,190
Intersegment Noninterest Income	4,589	5,868	—	—	2,955	(13,412)	—

Total Noninterest Income	88,003	11,180	16,494	(4,206)	11,131	(13,412)	109,190

NONINTEREST EXPENSE
Depreciation and Amortization	4,761	1,072	8	15	10,212	—	16,068
Direct Expense	93,735	38,304	3,752	800	118,312	(13,412)	241,491
Overhead and Support	78,986	17,123	2,577	145	(98,831)	—	—

Total Noninterest Expense	177,482	56,499	6,337	960	29,693	(13,412)	257,559

Income (Loss) Before Taxes and Minority Interest	44,110	(478)	(11,368)	(7,891)	(8,596)	—	15,777

Applicable Income Tax Expense	12,849	1,095	(3,629)	—	(5,822)		4,493
Minority Interest	—	—	—	(33)	10,612		10,579

Income (Loss) from Continuing Operations	$31,261	$(1,573)	$(7,739)	$(7,858)	$(13,386)	$—	$705

Income (Loss) from Discontinued Operations	—	167	—	—	—	—	167
Tax Expense (Benefit)	—	(107)	—	—	—	—	(107)
Net Income (Loss) from Discontinued Operations	—	274	—	—	—	—	274

Net Income (Loss)	$31,261	$(1,299)	$(7,739)	$(7,858)	$(13,386)	$—	$979

Total Average Assets	$3,331,843	$802,550	$2,853,641	$49,158	$887,467	$(1,615,162)	$6,309,497

Following are brief descriptions of our segments:
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
The Banking Segment operations at December 31, 2004 are primarily conducted through 51 branch offices and 138 ATMs in and around Washington, D.C.

International Banking
The International Banking Segment includes the Washington-based embassy banking business, the London banking subsidiary, Riggs Bank Europe Ltd. (RBEL), and an Edge Act chartered subsidiary in Miami. Among the services provided are letters of credit, foreign exchange, taking of deposits, private banking and cash management. The International Banking segment also includes an international private-client services division, which has offices in London and in Jersey (Channel Islands), and Riggs Bank and Trust Company (Channel Islands), which provides credit, treasury and investment management services to affluent international clients.
The Edge Act chartered subsidiary in Miami and the Washington-based embassy banking business terminated operations in 2004. And, as previously noted, in February 2005, Riggs sold its Channel Islands operations and portions of its London operations.
DECEMBER 31, 2002

				RIGGS			RIGGS
		INTERNATIONAL		CAPITAL			NATIONAL
(IN THOUSANDS)	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$163,697	$26,994	$92,195	$216	$34,324	$(61,312)	$256,114
Interest Expense	46,942	23,483	17,615	—	38,390	(61,312)	65,118
Funds Transfer Income (Expense)	23,389	43,783	(77,220)	(3,600)	13,648	—	—

Net Interest Income (Loss), Tax- Equivalent	140,144	47,294	(2,640)	(3,384)	9,582	—	190,996
Provision for Loan Losses	(3,644)	4,663	—	—	(1,440)	—	(421)

Net Interest Income (Loss) After Provision	136,500	51,957	(2,640)	(3,384)	8,142	—	190,575

NONINTEREST INCOME
Noninterest Income-External Customers	89,188	4,454	13,147	(14,505)	302	—	92,586
Intersegment Noninterest Income	6,446	6,922	—	—	1,980	(15,348)	—

Total Noninterest Income	95,634	11,376	13,147	(14,505)	2,282	(15,348)	92,586

NONINTEREST EXPENSE
Depreciation and Amortization	4,293	906	13	27	8,837	—	14,076
Direct Expense	109,032	35,740	3,538	2,658	88,192	(15,348)	223,812
Overhead and Support	66,837	10,801	2,332	454	(80,424)	—	—

Total Noninterest Expense	180,162	47,447	5,883	3,139	16,605	(15,348)	237,888

Income (Loss) Before Taxes and Minority Interest	51,972	15,886	4,624	(21,028)	(6,181)	—	45,273

Applicable Income Tax Expense	19,791	923	1,615	(7,361)	240	—	15,208
Minority Interest	—	—	—	(112)	17,023	—	16,911

Income (Loss) from Continuing Operations	$32,181	$14,963	$3,009	$(13,555)	$(23,444)	$—	$13,154

Income (Loss) from Discontinued Operations	—	130	—	—	—	—	130
Tax Expense (Benefit)	—	263	—	—	—	—	263
Net Income (Loss) from Discontinued Operations	—	(133)	—	—	—	—	(133)

Net Income (Loss)	$32,181	$14,830	$3,009	$(13,555)	$(23,444)	$—	$13,021

Total Average Assets	$3,241,492	$783,207	$3,148,078	$72,510	$785,376	$(1,997,460)	$6,033,203

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

NOTE 19:	OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE TAX	TAX (EXPENSE)	NET OF TAX
(IN THOUSANDS)	AMOUNT	BENEFIT	AMOUNT

Twelve Months Beginning January 1, 2002:
Foreign Currency Translation Adjustments	$2,346	$(821)	$1,525
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain Arising During Period	28,879	(10,108)	18,771
Reclassification Adjustment for Gains Included in Net Income	(9,163)	3,207	(5,956)

Net Unrealized Gain on Securities	19,716	(6,901)	12,815

Unrealized Gain (Loss) on Derivatives:
Unrealized Holding Gain (Loss) Arising During Period	(4,013)	1,405	(2,608)
Reclassification Adjustment for Gains Included in Net Income	2,639	(924)	1,715

Net Unrealized Loss on Derivatives	(1,374)	481	(893)

Other Comprehensive Income	$20,688	$(7,241)	$13,447

Twelve Months Beginning January 1, 2003:
Foreign Currency Translation Adjustments	$2,257	$(790)	$1,467
Unrealized Gain (Loss) on Securities:
Unrealized Holding Gain Arising During Period	(14,159)	4,875	(9,284)
Reclassification Adjustment for Gains Included in Net Income	(13,331)	4,666	(8,665)

Net Unrealized Gain on Securities	(27,490)	9,541	(17,949)

Unrealized Gain (Loss) on Derivatives:
Unrealized Holding Gain Arising During Period	2,514	(880)	1,634

Net Unrealized Loss on Derivatives	2,514	(880)	1,634

Other Comprehensive Income	$(22,719)	$7,871	$(14,848)

	BEFORE TAX	TAX (EXPENSE)	NET OF TAX
(IN THOUSANDS)	AMOUNT	BENEFIT	AMOUNT

Twelve Months Beginning January 1, 2004:
Foreign Currency Translation Adjustments	$448	$(157)	$291
Unrealized Gain (Loss) on Securities:
Unrealized Holding Loss Arising During Period	(5,815)	2,035	(3,780)
Reclassification Adjustment for Gains Included in Net Income	89	(31)	58

Net Unrealized Loss on Securities	(5,726)	2,004	(3,722)

Unrealized Gain (Loss) on Derivatives:
Unrealized Holding Gain Arising During Period	2,209	(773)	1,436

Net Unrealized Gain on Derivatives	2,209	(773)	1,436

Other Comprehensive Income	$(3,069)	$1,074	$(1,995)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	FOREIGN	UNREALIZED		ACCUMULATED
	CURRENCY	GAIN (LOSS)	UNREALIZED	OTHER
	TRANSLATION	ON	GAIN (LOSS) ON	COMPREHENSIVE
(IN THOUSANDS)	ADJUSTMENT	SECURITIES	DERIVATIVES	INCOME (LOSS)

Twelve Months Ended December 31, 2002
Balance, January 1, 2002	$(5,679)	$(69)	$(2,231)	$(7,979)
Current Period Change	1,525	12,815	(893)	13,447

Balance, December 31, 2002	(4,154)	12,746	(3,124)	5,468

Twelve Months Ended December 31, 2003
Balance, January 1, 2003	$(4,154)	$12,746	$(3,124)	$5,468
Current Period Change	1,467	(17,949)	1,634	(14,848)

Balance, December 31, 2003	(2,687)	(5,203)	(1,490)	(9,380)

Twelve Months Ended December 31, 2004
Balance, January 1, 2004	$(2,687)	$(5,203)	$(1,490)	$(9,380)
Current Period Change	291	(3,722)	1,436	(1,995)

Balance, December 31, 2004	$(2,396)	$(8,925)	$(54)	$(11,375)

NOTE 20:     INTEREST RATE AND FOREIGN EXCHANGE RISK MANAGEMENT
Riggs hedges certain cash flow risks using interest rate swaps and forward foreign currency exchange contracts (cash flow hedges). Interest rate swaps are used to hedge exposure to variability in expected future cash flows on floating rate assets and liabilities attributable to changes in interest rates. At December 31, 2004, the Company was a party to three such interest rate swaps with a total notional value of $20.9 million, compared to seven interest rate swaps with a total notional value of $47.0 million at December 31, 2003. Foreign currency forward contracts are used to hedge the foreign currency exchange risk associated with principal and interest payments on loans denominated in a foreign currency. At December 31, 2004, Riggs was not a party to any of these contracts. The Company was a party to one contract with a notional value of $517 thousand at December 31, 2003. There were no charges to expense related to the ineffective portion of any cash flow hedge in 2004, 2003 or 2002.
At certain times in prior years, Riggs has entered into “pay fixed, receive floating” interest rate swaps to hedge changes in the fair value of certain fixed rate loans attributable to changes in benchmark interest rates (fair value hedges). The Company was not obligated under any fair value hedges during 2004 or 2003. For part of 2002, the Company was a party to seven contracts with a notional value of $29.7 million, and recognized a net gain of $22 thousand in 2002 related to the ineffective portion of that fair value hedge.
Gains or losses on derivatives that are reclassified from accumulated other comprehensive income to current income or expense are reported as components of the income or expense associated with the hedged asset or liability. At December 31, 2003, $56 thousand of net deferred losses on derivative instruments recorded in accumulated comprehensive income was expected to be reclassified as current expense during the succeeding twelve-month period. No losses deferred at December 31, 2004 are expected to be taken into current expense in 2005. The maximum term over which the Company was hedging its exposure to the variability of cash flows was 40 months as of December 31, 2004 and 18 months as of December 31, 2003.
Forward foreign currency exchange contracts also are used to hedge substantially all of the Company’s net investment in a foreign subsidiary in the United Kingdom. The purpose of this hedge is to protect against adverse movements in the exchange rate between the dollar and the pound. The notional value of the contract in force at the end of 2004 was $78.3 million compared to $76.1 million at the end of 2003. Net deferred losses of $276 thousand and $695 thousand related to this contract are included in accumulated other comprehensive income at December 31, 2004 and 2003, respectively.
Certain other derivative instruments are used to manage interest rate and foreign currency exchange risk that are not designated to hedge specific relationships. At December 31, 2004, the Company was a party to two interest rate contracts with a notional value of $12.5 million compared to ten interest rate contracts and four forward currency exchange contracts with a total notional value of $56 million at December 31, 2003. The Company’s net asset at December 31, 2004 and its net liability at December 31, 2003 related to these contracts were carried in the accounts at values of $11 thousand and $219 thousand, respectively. These instruments are marked to market value through current period earnings and gains of $157 thousand and $400 thousand were included in non-interest income in 2004 and 2003, respectively.
In addition, the Company enters into commitments to purchase and sell foreign currency. These commitments are recorded at fair value, and periodic mark-to-market adjustments are recorded in current period earnings. As of December 31, 2004, purchase commitments with a notional amount of $20.8 million and sales commitments with a notional amount of $19.4 million had an inconsequential net impact on the Consolidated Statement of Condition. For the years ended December 31, 2004 and 2003, these activities had a net positive impact on the Consolidated Statement of Operations of $1.1 million and $1.4 million, respectively.
NOTE 21:     INTANGIBLE ASSETS
The Company amortizes the value of intangible assets over their estimated useful lives and tests those values at least annually for impairment by comparing their fair values with their recorded amounts. Goodwill is not amortized but recorded values are tested for impairment at least annually. In 2004 and 2003, these tests for impairment resulted in the write-down of the carrying value of goodwill by $850 thousand and $950 thousand, respectively. These write-downs were recorded in the Banking segment. In both years the amount of the impairment loss was based on third party offers to purchase the subsidiary that initially resulted in the goodwill.
Data follows concerning the carrying amounts of intangible assets subject to amortization and those that are not amortizable; the amount of amortization recognized in 2004, 2003 and 2002; and the amount of amortization expected to be recognized in succeeding years.

	DECEMBER 31, 2004		DECEMBER 31, 2003

	GROSS		GROSS
	CARRYING	ACCUMULATED	CARRYING	ACCUMULATED
	VALUE	AMORTIZATION	VALUE	AMORTIZATION

Amortizable Core Deposit Intangibles	$10,881	$(10,865)	$10,881	$(10,829)
Amortizable Leasehold Improvements	3,955	(3,912)	3,955	(3,838)
Unamortizable Goodwill	10,802	(5,908)	11,652	(5,908)

	LEASEHOLD	CORE DEPOSIT
Amortization Expense:	IMPROVEMENTS	INTANGIBLES	GOODWILL

Actual:
Year Ended December 31, 2004	$74	$36	$—
Year Ended December 31, 2003	74	64	—
Year Ended December 31, 2002	74	92	—
Expected:
Year Ended December 31, 2005	$22	$16	$—
Year Ended December 31, 2006	21	—	—
Year Ended December 31, 2007	—	—	—

NOTE 22:     LITIGATION
On January 27, 2005, pursuant to an agreement with the United States Attorney for the District of Columbia and the Department of Justice, Riggs Bank pled guilty to a single felony count of failing to file timely and/or accurate Suspicious Activity Reports as required by the Bank Secrecy Act and its implementing regulations in connection with certain customer transactions in Riggs Bank’s now-discontinued embassy banking and international private banking businesses. Under the agreement, Riggs Bank will pay a $16 million fine to federal authorities, and has agreed to a five-year period of corporate probation upon sentencing and the entry of an order of conviction. The five-year period of corporate probation will terminate immediately upon the closing of the acquisition of Riggs by PNC or any other change of control transaction. The agreement was provisionally accepted by the United States District Court for the District of Columbia pending sentencing scheduled for March 29, 2005. The agreement confirms that the United States will not bring any additional criminal charges against Riggs Bank, Riggs, or any related entity in connection with any matters arising from the conduct related to the now-discontinued embassy banking and/or international private banking businesses of Riggs. The agreement also reflects that Riggs fully cooperated with the investigation that was conducted by the United States Attorney for the District of Columbia and the Department of Justice and that Riggs’ own internal investigation uncovered wrongdoing that was the subject of the guilty plea. The guilty plea and the expected sentencing could have adverse effects on the business of the Company and the Bank. A copy of the agreement with the United States Attorney for the District of Columbia and the Department of Justice and certain other documents related to the agreement are included on a Current Report filed by Riggs on Form 8-K dated January 27, 2005. The payment is covered by a $16 million reserve accrued as of December 31, 2004.
Riggs remains subject to numerous investigations by, and inquiries from, various other U.S., foreign and other governmental agencies and authorities. Some of the investigations and inquiries also involve current or former employees of Riggs. Riggs understands that these investigations and inquiries (to which there are generally no specified time periods) include, among other things, accounts associated with Equatorial Guinea, Saudi Arabia and Augusto Pinochet Ugarte (“Pinochet”), Riggs’ AML and BSA compliance, the use of Riggs Bank’s airplane and other property and personnel, and the activities of the former Chief Risk Officer of Riggs both while at Riggs and at the OCC. Riggs is currently in the process of its own review of certain of these matters.
The U.S. Senate Permanent Subcommittee on Investigations (the PSI) is conducting an investigation of certain matters relating to Riggs, including those relating to Equatorial Guinea, Pinochet, BSA/ AML Compliance and the former Chief Risk Officer of Riggs. This investigation formally commenced in March of 2003. The PSI minority staff issued a report on July 15, 2004 in conjunction with a hearing the PSI held that same day. The PSI released a revised version of this staff report on September 24, 2004, then on October 15, 2004, PSI issued a Print of the July 15, 2004 hearing which included a revised version of the minority staff report. A follow-up staff report was issued on March 16, 2005. Riggs has been cooperating with this investigation, which has included providing documents and materials.
The U.S. Senate Committee on Governmental Affairs is conducting an investigation regarding Riggs. It has requested various documents and materials from Riggs principally concerning accounts related to Saudi Arabia and related persons as well as BSA/ AML compliance. This investigation was formally commenced in April of 2004. Riggs has been cooperating with this investigation, which has included providing documents and materials.
The OCC and the Federal Reserve have been reviewing various matters at Riggs, including the activities of certain current and former employees. These matters appear to include the accounts associated with Pinochet, accounts associated with Saudi Arabia, BSA/ AML compliance, compensation, and the use of Riggs Bank’s airplane and other property and personnel. Riggs has been cooperating with these reviews, which has included providing documents, audio recordings of Board meetings and other materials.
The OCC is also continuing to review the involvement of employees, officers and directors of Riggs Bank in connection with its compliance with anti-money laundering laws and regulations and its July 2003 Consent Order with the OCC and is considering whether to institute a civil money penalty proceeding against such individuals. In connection with that review, Riggs Bank’s directors and certain officers, as well as two former officers, have been afforded the opportunity by the OCC to submit information to the OCC and have done so.
Riggs has received a subpoena from the District Attorney of the County of New York requesting various documents and material relating to Equatorial Guinea and related interests and a similar request from the Fort Worth District Office of the Securities and Exchange Commission and is cooperating and complying with each of the foregoing. The U.K. Financial

Services Authority has also made various inquiries regarding certain activities related to accounts associated with Pinochet and related persons in the Riggs’ London operations.
The Office of the Inspector General of the U.S. Treasury Department has served three subpoenas on Riggs, seeking, among other things, materials and documents related to Riggs’ former Chief Risk Officer. Riggs understands that the DOJ is reviewing the activities of Riggs’ former Chief Risk Officer both while at Riggs and the OCC.
On April 7, 2004 and April 28, 2004, Riggs shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against certain current and former members of Riggs’ Board of Directors. On April 17, 2004, Riggs shareholders filed a purported derivative action in the Superior Court of the District of Columbia against certain current and former members of Riggs’ Board of Directors, substantially similar to the actions filed by Riggs shareholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints each allege that the directors violated their fiduciary duties in relation to a variety of matters, including, among others, the compliance by Riggs with various anti-money laundering laws and various aspects of Riggs Bank’s international and embassy businesses. The lawsuits each seek, on behalf of Riggs, among other things, monetary damages and certain types of equitable relief. The two Delaware actions have been consolidated and on November 19, 2004 the plaintiffs filed a consolidated and amended complaint challenging the terms of the original merger agreement. The consolidated and amended complaint repeated and supplemented the allegations and claims in the original purported derivative actions and added a shareholder class action claim against the directors. The consolidated and amended complaint also sought to enjoin the PNC transaction on the grounds that the proxy statement (which was preliminary at the time) did not adequately disclose the alleged breaches by the directors and their real, allegedly self-interested, reasons for the transaction. On January 31, 2005, the defendants filed a motion to dismiss the Delaware action in its entirety. On February 22, 2005, the plaintiffs filed a second amended complaint that added a class claim against the Riggs directors asserting that the directors violated their fiduciary duties by failing to auction Riggs after PNC allegedly attempted to abandon the original merger.
On February 25, 2005, Riggs and PNC entered into an agreement in principle with plaintiff’s counsel to settle the Delaware action. In the settlement, PNC will contribute $2.7 million in cash into a settlement fund to be distributed to all public stockholders of Riggs (other than persons named as defendants in the Delaware action and their affiliates). In addition, PNC has agreed that the maximum amount of the termination fee payable under the parties’ amended merger agreement will be reduced from $30 million to $23 million, and plaintiffs’ counsel in the action was afforded the opportunity to review and comment on the proxy statement/prospectus relating to the merger before it was filed on February 25, 2005. The settlement will provide for a dismissal of the Delaware litigation with prejudice and the complete release of all claims that Riggs and Riggs’ stockholders may have during the period from July 15, 2004 through the completion of the merger against Riggs, the Riggs director defendants or PNC, which arise out of, or relate to, Riggs’ banking practices or the proposed merger. The settlement is subject to completion of the merger and customary conditions, including negotiation of a definitive settlement agreement and approval by the Delaware Court of Chancery. The payment is covered by a $2.7 million reserve accrued as of December 31, 2004.
On September 16, 2004, Judge Don Baltasar Garzon, Magistrate-Judge of the Central Investigative Court Number 5 of the Audiencia Nacional in Spain (the Spanish Court), allowed a complaint to be brought against seven current or former directors or employees of Riggs as defendants (collectively, the individual defendants) for the alleged concealment of assets and money laundering offenses. The Magistrate Judge allowed such complaint to be pursued within the already existing summary proceeding concerning a criminal complaint instituted in 1996 against Pinochet on behalf of the alleged victims of Pinochet’s alleged genocide, terrorism and torture. Riggs and Riggs Bank have been added as defendants with subsidiary civil liability in the amount of approximately $13 million in the event that the individual defendants do not satisfy any monetary judgment entered against them. In addition, the Spanish Court resolved to send letters rogatory to the United States Attorney General in order that, among other things, a preventive attachment order be issued on the assets of Riggs Bank, Riggs and certain individual defendants to post the above mentioned sum as a bond. Riggs has also been provided with a draft of a complaint that may be filed in a related U.S. action. The draft complaint makes allegations similar to those made in the Spanish suit and seeks, among other things, compensatory and punitive damages.
On February 25, 2005, the Spanish Court issued an order in the previously disclosed Spanish litigation dismissing all criminal and civil claims against Riggs and seven of its former and current directors and officers. The Spanish Court’s order also dissolves related orders, including the previously disclosed letters rogatory that the Spanish Court resolved to send to the United States Attorney General.

The Spanish Court’s order was issued in connection with a settlement entered into on January 27, 2005 between Riggs and the private plaintiffs who had initiated the Spanish proceedings against the Riggs defendants under which Riggs agreed to pay $8 million and to provide the plaintiffs, consistent with Riggs’ legal obligations, information concerning Pinochet’s accounts at Riggs. The payment is covered by a previously disclosed $8 million litigation reserve accrued as of December 31, 2004.
On September 10, 2004, Allison Vadhan et. al. and on September 13, 2004 Cantor Fitzgerald & Co. et. al., respectively, filed substantially similar suits in the United States District Court for the Southern District of New York against Riggs. The complaints each assert that because of Riggs’ allegedly deficient anti-money laundering program, Riggs was negligent in failing to alert the United States financial authorities to suspicious financial transactions that the plaintiffs claim were related to the September 11, 2001 terrorist attacks. The lawsuits seek, among other things, compensatory, punitive and/or exemplary damages. The Cantor Fitzgerald suit was dismissed without prejudice after the parties entered into a Tolling Agreement.
On November 18, 2004, Freeport Partners, LLC filed a class action suit against current and former members of Riggs and Riggs Bank’s boards of directors in the United States District Court for the District of Columbia. The complaint asserts that Riggs’ allegedly deficient anti-money laundering program resulted in violations by the defendants of the Racketeer Influenced and Corrupt Organization Act and breaches by the defendants of their fiduciary duties. The lawsuit seeks, among other things, recovery of economic damages and attorneys’ fees. On or about February 17, 2005 the defendants filed a motion to dismiss the complaint. On March 14, 2005 plaintiff filed an amended complaint which dropped as defendants all directors who had never been employees of Riggs and added allegations regarding the amended and restated merger agreement with PNC. The remaining defendants will be responding to the amended complaint.
On February 15, 2005 a creditor of a former Riggs Bank customer, whose account was attached by that creditor and closed in or about 1999, met with lawyers for Riggs Bank and indicated that it believed Riggs Bank may have engaged in “commercial bad faith” regarding the customer’s account at the time it was active. The creditor, which had entered into a tolling agreement with Riggs Bank months before based on a generally unspecified claim, indicated that it may file a complaint against Riggs Bank seeking in excess of $12 million in damages. Riggs Bank believes that it would have substantial defenses to any such claim and as such no accrual for a loss was recorded at December 31, 2004.
It is not possible for Riggs to predict the impact of many of these lawsuits, investigations, inquiries and matters nor the timing of any such impact, and they could result in the bringing of additional civil claims against Riggs and its subsidiaries or criminal and additional civil claims against its current and former employees and directors, additional regulatory sanctions and financial judgments and settlements which could have a material adverse impact on Riggs’ business, financial condition or results of operations and strategies which Riggs cannot quantify at this time.
NOTE 23:     SUBSEQUENT EVENTS
On February 10, 2005, Riggs and PNC amended and restated the Agreement and Plan of Merger, dated July 16, 2004, between PNC and Riggs. The Amended and Restated Agreement and Plan of Merger, which, except for the change in the consideration to be paid for Riggs’ shares, is substantially similar to the original agreement, values each share of Riggs common stock at approximately $20.00 based on PNC’s closing NYSE stock price of $54.58 on February 7, 2005. The aggregate consideration is composed of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash in exchange for all 31.8 million Riggs common shares outstanding, subject to adjustment. Riggs stock options will be cashed out prior to closing, if not exercised. The transaction is expected to close as soon as possible, and either party may terminate the agreement after May 31, 2005 if the transaction has not closed.
On March 7, 2005, Robert L. Allbritton resigned as Chairman and Chief Executive Officer of the Company and as Chairman of the Bank. On March 9, 2005, the Company’s Board appointed Anthony P. Terracciano as Chairman of the Board of Directors and Lawrence I. Hebert as the Company’s Chief Executive Officer. These appointments are subject to regulatory approval.
Litigation
On February 25, 2005, Judge Don Baltasar Garzon, Magistrate-Judge of the Central Investigative Court Number 5 of the Audiencia Nacional in Spain (the Spanish Court) issued an order in the previously disclosed Spanish litigation dismissing with prejudice all criminal and civil claims against Riggs and seven of its former and current directors and officers. The Spanish Court’s order also dissolves related orders, including the previously disclosed letters rogatory that the Spanish Court resolved to send to the United States Attorney General.

The Spanish Court’s order was issued in connection with a settlement entered into on January 27, 2005 between Riggs and the private plaintiffs who had initiated the Spanish proceedings against the Riggs defendants under which Riggs agreed to pay $8 million and to provide the plaintiffs, consistent with Riggs’ legal obligations, information concerning Pinochet’s accounts at Riggs. The payment is covered by a previously disclosed $8 million litigation reserve accrued as of December 31, 2004.
On January 27, 2005, pursuant to an agreement with the United States Attorney for the District of Columbia and the Department of Justice, Riggs Bank pled guilty to a single felony count of failing to file timely and/or accurate Suspicious Activity Reports as required by the Bank Secrecy Act and its implementing regulations in connection with certain customer transactions in Riggs Bank’s now-discontinued embassy banking and international private banking businesses. Under the agreement, Riggs Bank will pay a $16 million fine to federal authorities, and has agreed to a five-year period of corporate probation upon sentencing and the entry of an order of conviction. The five-year period of corporate probation will terminate immediately upon the closing of the acquisition of Riggs by PNC or any other change of control transaction. The agreement was provisionally accepted by the United States District Court for the District of Columbia pending sentencing scheduled for March 29, 2005. The agreement confirms that the United States will not bring any additional criminal charges against Riggs Bank, Riggs, or any related entity in connection with any matters arising from the conduct related to the now-discontinued embassy banking and/or international private banking businesses of Riggs. The agreement also reflects that Riggs fully cooperated with the investigation that was conducted by the United States Attorney for the District of Columbia and the Department of Justice and that Riggs’ own internal investigation uncovered wrongdoing that was the subject of the guilty plea. The guilty plea and the expected sentencing could have adverse effects on the business of the Company and the Bank. A copy of the agreement with the United States Attorney for the District of Columbia and the Department of Justice and certain other documents related to the agreement are included on a Current Report filed by Riggs on Form 8-K dated January 27, 2005. The payment is covered by a $16 million reserve accrued as of December 31, 2004.
On February 25, 2005, Riggs and PNC entered into an agreement in principle with plaintiff’s counsel to settle the Delaware shareholder litigation action. In the settlement, PNC will contribute $2.7 million in cash into a settlement fund to be distributed to all public stockholders of Riggs (other than persons named as defendants in the Delaware action and their affiliates). In addition, PNC has agreed that the maximum amount of the termination fee payable under the parties’ amended merger agreement will be reduced from $30 million to $23 million, and plaintiffs’ counsel in the action was afforded the opportunity to review and comment on the proxy statement/prospectus relating to the merger before it was filed on February 25, 2005. The settlement will provide for a dismissal of the Delaware litigation with prejudice and the complete release of all claims that Riggs and Riggs’ stockholders may have during the period from July 15, 2004 through the completion of the merger against Riggs, the Riggs director defendants or PNC, which arise out of, or relate to, Riggs’ banking practices or the proposed merger. The settlement is subject to completion of the merger and customary conditions, including negotiation of a definitive settlement agreement and approval by the Delaware Court of Chancery. The payment is covered by a $2.7 million reserve accrued as of December 31, 2004.
On February 15, 2005 a creditor of a former Riggs Bank customer, whose account was attached by that creditor and closed in or about 1999, met with lawyers for Riggs Bank and indicated that it believed Riggs Bank may have engaged in “commercial bad faith” regarding the customer’s account at the time it was active. The creditor, which had entered into a tolling agreement with Riggs Bank months before based on a generally unspecified claim, indicated that it may file a complaint against Riggs Bank seeking in excess of $12 million in damages. Riggs Bank believes that it would have substantial defenses to any such claim and as such no accrual for a loss was recorded at December 31, 2004.
Other
In February 2005, the Company finalized its sale of the Channel Islands and certain London operations to Bank Leumi of Israel. Included in the sale were credit, investment and deposit portfolios. This is in accordance with the Company’s ongoing exit of International Operations. Additional information including exit costs are described in Note 3 of Notes to Consolidated Financial Statements.
The Company has a contract to sell a London office building it owns at a gain of approximately $4.5 million over its adjusted carrying value. The Company had written down the carrying value of this building by $3.8 million in the second quarter of 2003 and by $1.3 million in the fourth quarter of 2002. These writedowns were based upon consultation with real estate experts and are included in other noninterest expense in the Consolidated Statements of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND STOCKHOLDERS
RIGGS NATIONAL CORPORATION:
We have audited the accompanying consolidated statements of condition of Riggs National Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 16, 2005

SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
QUARTERLY FINANCIAL INFORMATION

	2004

For the Years Ended December 31, 2004, 2003 and 2002	FIRST	SECOND	THIRD	FOURTH
(In Thousands, Except Per Share Amounts)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$58,145	$57,114	$57,333	$57,637
Interest Expense	17,779	17,017	20,985	24,811

Net Interest Income	40,366	40,097	36,348	32,826
Less: Provision for Loan Losses	—	—	750	(701)

Net Interest Income after Provision for Loan Losses	40,366	40,097	35,598	33,527
Noninterest Income	25,247	25,980	23,673	23,720
Noninterest Expense	59,530	105,278	79,980	120,488

Income (Loss) before Taxes and Minority Interest	6,083	(39,201)	(20,709)	(63,241)
Applicable Income Tax Expense (Benefit)	1,643	(5,331)	(11,633)	(5,609)
Minority Interest in Income of Subsidiaries, Net of Taxes	743	1,031	1,024	1,023

Net Income-Continuing Operations	3,697	(34,901)	(10,100)	(58,655)

Income (Loss) from Discontinued Operations	202	337	(260)	682
Applicable Income Tax Benefit	(16)	(189)	(362)	(142)
Net Income from Discontinued Operations	218	526	102	824

Net Income (Loss)	3,915	(34,375)	(9,998)	(57,831)

Earnings (Loss) Per Share-Continuing Operations
Basic	$0.13	$(1.20)	$(0.33)	$(1.85)
Diluted	0.12	(1.20)	(0.33)	(1.85)
Earnings (Loss) Per Share-Discontinued Operations
Basic	$0.01	$0.02	$—	$0.03
Diluted	0.01	0.02	—	0.03
Earnings (Loss) Per Share
Basic	$0.14	$(1.18)	$(0.33)	$(1.82)
Diluted	0.13	(1.18)	(0.33)	(1.82)

	2003

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$63,340	$55,385	$53,488	$59,719
Interest Expense	15,598	13,198	12,624	21,220

Net Interest Income	47,742	42,187	40,864	38,499
Less: Provision for Loan Losses	926	1,289	106	2,825

Net Interest Income after Provision for Loan Losses	46,816	40,898	40,758	35,674
Noninterest Income	25,897	28,230	29,180	25,883
Noninterest Expense	58,212	55,156	72,436	71,755

Income (Loss) before Taxes and Minority Interest	14,501	13,972	(2,498)	(10,198)
Applicable Income Tax Expense (Benefit)	5,033	4,273	(1,765)	(3,048)
Minority Interest in Income of Subsidiaries, Net of Taxes	3,531	3,544	3,542	(38)

Net Income (Loss)-Continuing Operations	5,937	6,155	(4,275)	(7,112)

Income (Loss) from Discontinued Operations	(44)	16	72	123
Applicable Income Tax Expense (Benefit)	(36)	(20)	33	(84)
Net Income (Loss) from Discontinued Operations	(8)	36	39	207

Net Income (Loss)	5,929	6,191	(4,236)	(6,905)

Earnings (Loss) Per Share-Continuing Operations
Basic	$0.21	$0.22	$(0.15)	$(0.25)
Diluted	0.20	0.21	(0.15)	(0.25)
Earnings (Loss) Per Share-Discontinued Operations
Basic	$—	$—	$—	$0.01
Diluted	—	—	—	0.01
Earnings (Loss) Per Share
Basic	$0.21	$0.22	$(0.15)	$(0.24)
Diluted	0.20	0.21	(0.15)	(0.24)

Note to Quarterly Tables: The sum of quarterly earnings per share may not equal year-to-date earnings per share due to continuous changes in average shares outstanding.

	2002

	FIRST	SECOND	THIRD	FOURTH
(In Thousands, Except Per Share Amounts)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$63,855	$64,067	$63,890	$64,302
Interest Expense	16,815	15,875	17,070	15,358

Net Interest Income	47,040	48,192	46,820	48,944
Less: Provision for Loan Losses	(1,668)	—	1,400	689

Net Interest Income after Provision for Loan Losses	48,708	48,192	45,420	48,255
Noninterest Income	18,311	22,858	26,931	24,486
Noninterest Expense	56,164	59,276	58,698	63,750

Income before Taxes and Minority Interest	10,855	11,774	13,653	8,991
Applicable Income Tax Expense	4,255	3,747	4,335	2,871
Minority Interest in Income of Subsidiaries, Net of Taxes	4,916	4,074	4,015	3,906

Net Income-Continuing Operations	1,684	3,953	5,303	2,214

Income (Loss) from Discontinued Operations	(199)	123	177	29
Applicable Income Tax Expense	60	74	89	40
Net Income (Loss) from Discontinued Operations	(259)	49	88	(11)

Net Income	1,425	4,002	5,391	2,203

Earnings (Loss) Per Share-Continuing Operations
Basic	$0.06	$0.14	$0.19	$0.08
Diluted	0.06	0.14	0.18	0.08
Earnings (Loss) Per Share-Discontinued Operations
Basic	$(0.01)	$—	$—	$—
Diluted	(0.01)	—	—	—
Earnings (Loss) Per Share
Basic	$0.05	$0.14	$0.19	$0.08
Diluted	0.05	0.14	0.19	0.08

CONSOLIDATED FINANCIAL RATIOS AND OTHER INFORMATION

	2004	2003	2002	2001	2000

Net Income to Average:
Earning Assets	(1.88)%	0.02%	0.24%	(0.48)%	0.44%
Total Assets	(1.64)	0.02	0.22	(0.42)	0.39
Shareholders’ Equity	(26.93)	0.26	3.48	(5.92)	6.06

Average:
Loans to Deposits	78.08%	66.09%	60.42%	70.88%	75.12%
Shareholders’ Equity to Loans	11.83	13.07	13.33	13.70	11.59
Shareholders’ Equity to Deposits	9.23	8.64	8.06	9.71	8.70
Shareholders’ Equity to Assets	5.93	6.06	6.21	7.15	6.39

At December 31:
Reserve for Loan Losses to Total Loans	0.82%	0.88%	0.86%	1.03%	1.23%
Common Shareholders	1,574	1,753	1,868	2,016	2,162
Employees	1,307	1,450	1,522	1,613	1,558
Banking Offices	58	56	57	59	60

Per Share Data:
Dividend Payout Ratio	N/A	583.55%	43.78%	N/A	26.32%
Average Common Shares Outstanding	29,941,191	28,609,296	28,505,405	28,470,953	28,348,699
Book Value per Common Share	$10.03	$13.02	$13.65	$12.66	$13.48

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and this Annual Report due to material weaknesses in internal control over financial reporting as of December 31, 2004, as described below.

(b) Management’s Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance over the reliability of its financial reporting and of the preparation of its consolidated financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control-Integrated Framework, established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses, as described below.
During its evaluation of the Company’s internal control over financial reporting as of December 31, 2004, management identified material weaknesses, as described below:

Control Environment and Internal Control Monitoring Function

•	During 2004, the Company experienced high levels of employee turnover in key management and staff positions, including certain positions supporting financial reporting roles and had limited ability to appropriately address deficiencies in personnel in a timely manner. This turnover resulted in a lack of appropriate management supervision as of December 31, 2004 of employees fulfilling key functions in internal control over financial reporting;

•	As of December 31, 2004, the Company did not employ accounting personnel possessing an appropriate level of technical expertise in key roles related to internal control over financial reporting. Specifically, the Company’s accounting function did not employ personnel with adequate expertise related to accounting for and reporting of the Company’s non-routine transactions; and

•	As of December 31, 2004, the Company’s internal audit program was not sufficient to provide management a basis to assess the quality of the Company’s internal control performance over time. Accordingly, management concluded that the monitoring component of the Company’s internal control over financial reporting was not effective. Internal control monitoring involves assessing the design and operation of internal control on a timely basis and taking necessary corrective actions.

Regulatory Compliance Function

•	The Company’s regulatory compliance function was ineffective over an extended period of time, insofar as it directly relates to those aspects of regulatory compliance in which associated violations of laws and regulations could have a material effect on the reliability of the Company’s financial reporting. As of December 31, 2004 the Company’s regulatory compliance function had not been in operation for a sufficient period of time to demonstrate operating effectiveness as of that date. Such deficiencies in the Company’s regulatory compliance function represent a material weakness in internal control over financial reporting. Specifically, the Company’s policies and procedures were not effective in ensuring that instances of non-compliance with the relevant provisions of applicable regulations are reflected in the Company’s financial information on a timely basis. During the early part of 2004, the Company identified instances of non-compliance with the provisions of the Bank Secrecy Act (BSA). These instances of non-compliance with the rules and regulations of the BSA resulted in the Company entering into a Consent Order of Civil Money Penalty with the Office of the Comptroller of the Currency and a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network and paying a civil money penalty in 2004. Reference is made to footnote 10 to the Company’s consolidated financial statements for further discussion of the financial statement implications associated with non-compliance with the aforementioned laws and regulations.

Processes and Activities Associated with Accounting for Deferred Tax Asset Valuation Allowances

•	During its evaluation of the Company’s internal control over financial reporting as of December 31, 2004, management identified a material weakness due to deficiencies in the Company’s processes and activities related to the determination of valuation allowances of deferred tax assets. Specifically, as of December 31, 2004, the Company did not maintain adequate documentation and lacked an adequate review process to ensure the reasonableness of assumptions underlying determinations regarding the recoverability of recorded deferred tax assets. This material weakness in internal control over financial reporting resulted in a material error in the Company’s income tax expense, which was corrected prior to issuance of the Company’s 2004 consolidated financial statements.
Each of the aforementioned material weaknesses in internal control over financial reporting individually result in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements will not be prevented or detected.
Because of the material weaknesses described above, management concludes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the aforementioned criteria.
The Company’s independent registered public accountants, KPMG LLP, have audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. That report appears in Item 9A(c) below.

(c) Report of Independent Registered Public Accounting Firm.
The Board of Directors
Riggs National Corporation and subsidiaries:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Riggs National Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment with respect to the Company’s control environment, its internal control monitoring function, its regulatory compliance function, and processes and activities associated with accounting for deferred tax asset valuation allowances, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

Control Environment and Internal Control Monitoring Function

•	During 2004, the Company experienced high levels of employee turnover in key management and staff positions, including certain positions supporting financial reporting roles and had limited ability to appropriately address deficiencies in personnel in a timely manner. This turnover resulted in a lack of appropriate management supervision as of December 31, 2004 of employees fulfilling key functions in internal control over financial reporting;

•	As of December 31, 2004, the Company did not employ accounting personnel possessing an appropriate level of technical expertise in key roles related to internal control over financial reporting. Specifically, the Company’s accounting function did not employ personnel with adequate expertise related to accounting for and reporting of the Company’s non-routine transactions; and

•	As of December 31, 2004, the Company’s internal audit program was not sufficient to provide management a basis to assess the quality of the Company’s internal control performance over time. Accordingly the monitoring component of the Company’s internal control over financial reporting was not effective. Internal control monitoring involves assessing the design and operation of internal control on a timely basis and taking necessary corrective actions.

Regulatory Compliance Function

•	The Company’s regulatory compliance policies and procedures in place at December 31, 2004 had not been in operation for a sufficient period of time to demonstrate operating effectiveness as of that date. Accordingly, as of December 31, 2004, under the provisions of PCAOB Standard No. 2, the Company’s regulatory compliance function was ineffective, insofar as it relates to those aspects of regulatory compliance in which associated violations of laws and regulations could have a material effect on the reliability of the Company’s financial reporting.

The Company’s regulatory compliance policies and procedures are intended to ensure that instances of non-compliance with the relevant provisions of applicable regulations are reflected in the Company’s financial information on a timely basis. During 2004, the Company identified instances of non-compliance with the provisions of the Bank Secrecy Act (BSA). These instances of non-compliance with the rules and regulations of the BSA resulted in the Company entering into a Consent Order of Civil Money Penalty with the Office of the Comptroller of the Currency and a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network, and paying a civil money penalty. Reference is made to footnote 10 to the Company’s consolidated financial statements for further discussion of the financial statement implications associated with non-compliance with the aforementioned laws and regulations.

Processes and Activities Associated with Accounting for Deferred Tax Asset Valuation Allowances

•	As of December 31, 2004, a material weakness existed in the Company’s processes and activities related to the determination of valuation allowances of deferred tax assets. Specifically, as of December 31, 2004, the Company did not maintain adequate documentation and lacked an adequate review process to ensure the reasonableness of assumptions underlying determinations regarding the recoverability of recorded deferred tax assets. This material weakness in internal control over financial reporting resulted in a material error in the Company’s income tax expense, which was corrected prior to issuance of the Company’s 2004 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
McLean, Virginia
March 16, 2005

(d) Changes in Internal Controls
Except as described below, there were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has made significant progress to remediate the material weaknesses described in Item 9A (b) above. Specifically, the Company took several measures to reduce turnover including establishing a retention bonus program for over 500 employees, ensuring that competent contractors were made available to each department in the Company, and implementing enhanced oversight of staffing levels. Significant demands on Company resources continued throughout the fourth quarter of 2004 and into the first quarter of 2005 as a direct result of an overall environment that includes multiple regulatory consent orders, governmental inquiries, and a pending merger of the Company. The Company’s Board of Directors and senior management have been and will continue to focus on having appropriate resources to respond to these demands.
The Company enhanced the internal audit program during 2004 and has now completed implementation of that program. However, at December 31, 2004 the updated internal audit program was not in place for a sufficient time period to fully determine its effectiveness. The Company will continue to enhance its internal audit function in 2005 by expanding the scope of certain internal audits, enhancing the tracking of outsourced audit work, and modifying its existing internal audit plan as necessary. This will also include continued focus and review of regulatory risk through the use of internal audit, including outsourced internal audit resources.
Since the identification of various issues in the Company’s regulatory compliance function in early 2003, the Company has completely revamped this function through the establishment of a Compliance and Security Department. The Company has devoted substantial resources to this Department, including the hiring of over 20 new employees, many of whom brought with them a substantial amount of experience and expertise. The establishment and development of the Compliance and Security Department continued into 2004 and was substantially complete by the third quarter of 2004. Management believes that the effectiveness of this function has been essential to its ability to remediate many of the regulatory issues it has faced. However, at December 31, 2004, this new compliance function was not in place for a sufficient period of time to fully determine its effectiveness as described above.
In response to the material weakness identified regarding oversight of the Company’s tax process, the Company will work to enhance the monitoring and oversight of the tax reporting process. In response to significant recent staff turnover, the Company will take appropriate action to ensure the reliability of the tax process through the date of the pending merger.
Other significant control deficiencies previously disclosed in the Company’s third quarter 2004 10-Q included the need for additional system access controls and a need for additional controls in the Company’s commercial loan system. During the fourth quarter, management took steps to remediate these deficiencies. The Company implemented additional system access controls, including the identification of an owner for each information system and classification of system data as public, proprietary or restricted in accordance with internal policy. The Company reviewed user access for key systems and removed individuals who no longer require access to those systems. The Company also implemented additional controls in its commercial loan system to minimize the risk of errors in the calculation of deferred loan fees. The Company implemented an additional process to ensure loan fees are amortized in accordance with Statement of Financial Accounting Standards No. 91 and updated the estimated deferred costs of originating commercial loans.
Management believes the efforts described above, when fully implemented, will be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, as described above.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, and backgrounds of our directors and executive officers as of December 31, 2004, the Committees of the Board and their members as of December 31, 2004, except for Mr. Yarbrough who became a director of Riggs in February 2005, and certain other information.

(a)	Directors of Riggs National Corporation

Name	Age	Positions with the Corporation

Robert L. Allbritton	35	Former Chairman and Chief Executive Officer
J. Carter Beese, Jr.	48	Director
Charles A. Camalier, III	53	Director
Lawrence I. Hebert	58	Director
Steven B. Pfeiffer	57	Director
Robert L. Sloan	58	Director
Anthony P. Terracciano	66	Director
Jack Valenti	83	Director
William L. Walton	55	Director
Eddie N. Williams	72	Director
Stuart J. Yarbrough	54	Director
Robert L. Allbritton was a member of Riggs’ Board from May 1994 until March 2005. He was Chairman of the Board and Chief Executive Officer of Riggs and was Chairman of the Board of Riggs Bank N.A., our operating subsidiary, from February 2001 until March 2005. In addition, he was a director of Riggs Bank Europe Limited until March 2005. On March 7, 2005, Mr. Allbritton resigned from his positions with Riggs, Riggs Bank N.A. and Riggs Bank Europe, Ltd. Mr. Allbritton is currently, and has been since February 2001, Chairman and Chief Executive Officer of Allbritton Communications Company, an operating and holding company that owns and operates a number of media companies and television broadcast stations. In addition, he holds, and has held during the past five years, directorships and various executive positions at operating and holding companies affiliated with Allbritton Communications Company, including

Perpetual Corporation, which indirectly owns Allbritton Communications Company. Mr. Allbritton is currently, and has been since 1999, President and Manager of Irides, LLC, an Internet and web hosting company. He is also President of Westfield News Publishing, Inc., which operates three newspapers in Massachusetts and Connecticut, a position he has held since October 2004. Mr. Allbritton holds or has held within the past five years executive positions with companies affiliated with Westfield News Publishing, Inc. Mr. Allbritton also holds, and during the past five years has held, directorships and various executive positions with a number of private investment, real estate, and horse breeding/racing companies as well as non-profit organizations.
J. Carter Beese, Jr. has been a member of Riggs’ Board since April 2001, and serves on the Bank Secrecy Act (“BSA”) Compliance Committee. Mr. Beese is and has been President of Riggs Capital Partners, LLC and Riggs Capital Partners II, LLC, since July 1998 and October 2000, respectively, both of which are subsidiaries of Riggs and are venture funds. Mr. Beese is and has been Chairman and CEO of RCP Ventures Management Inc., a venture capital investment company since January 2002. Since June 2003, Mr. Beese has served as a consultant to Allied Capital Corporation, a business development company offering mezzanine and commercial mortgage loans to businesses. He is a director of Aether Systems, Inc., a company that owns and manages a portfolio of mortgage-backed securities and short-term government agency investments, Nastech Pharmaceutical Company, a developer of pharmaceuticals, and the National Stock Exchange, a national, all-electronic stock exchange. In addition, Mr. Beese is a director of several private organizations and a general partner or member of several private partnerships.
Charles A. Camalier, III has been a member of Riggs’ Board since April 2001. He chairs the BSA Compliance Committee and is a member of the Nominating/ Corporate Governance and Executive Committees. Mr. Camalier is currently the Managing Partner of and has been, since 1977, an attorney with the law firm of Wilkes Artis, Chartered. He is also President of Rock Spring Properties, Ltd., a commercial real estate asset management company. Mr. Camalier served on the Board of Riggs Bank from December 1989 to April 2001. In addition, Mr. Camalier holds various positions with a number of private businesses.
Lawrence I. Hebert has been a member of Riggs’ Board since December 1988. Since February 2001, he has served as a member of the Board and President and Chief Executive Officer of Riggs Bank N.A., having previously served as director from 1981 to 1996. In addition, he is and has been a director of Riggs Bank Europe Limited, Riggs Investment Advisors Inc., and Riggs & Co. International Limited, all of which are or were our indirect subsidiaries, since January 1986, June 1989, and April 2002, respectively. Mr. Hebert is a director of Allied Capital Corporation, a business development company offering mezzanine and commercial mortgage loans to businesses, a position he has held since 1989. From 1983 until October 2004, he held various positions at Allbritton Communications Company, including, until 2001, Chairman, Chief Executive Officer, and President, and was President of that company’s parent company, Perpetual Corporation, from 1981 to October 2004. Until October 2004, Mr. Hebert was also President of Westfield News Advertiser, Inc. and its successor, the owner of Westfield News Publishing, Inc. During the past five years, Mr. Hebert also held directorships and various executive positions with a number of private real estate and horse breeding/racing companies as well as non-profit organizations. Mr. Hebert was appointed as Chief Executive Officer of Riggs on March 9, 2005. This appointment is subject to regulatory approval.
Steven B. Pfeiffer has been a member of Riggs’ board since April 1989, and he chairs the Nominating/ Corporate Governance Committee. In addition, Mr. Pfeiffer serves as the non-executive chairman and a director of Riggs Bank Europe Limited. Mr. Pfeiffer has been a partner at Fulbright & Jaworski L.L.P., a law firm, for 22 years.
Robert L. Sloan has been a director since May 1993, and is Chairman of the Audit Committee and a member of the Executive and Compensation Committees. Mr. Sloan is and has been President and Chief Executive Officer of Sibley Memorial Hospital in Washington, D.C. since 1985.
Anthony P. Terracciano has been a member of Riggs’ board since May 2004, and he chairs the Executive Committee and, until February 2005, he was a member of the Audit Committee. From June 1999 to January 2002, he served as chairman of Dime Bancorp, a savings bank holding company. Mr. Terracciano served on the board of directors of American Water Works Company Inc., a water company, from December 1997, and held the position of Vice Chairman from May 1998 until January 2003. He was President of First Union Corporation, a commercial bank, from June 1995 to June 1997. Mr. Terracciano currently is a director of IKON Office Solutions, an office copier company, Knoll, Inc., a furniture company, and Avaya, Inc., a telecom company. Mr. Terracciano was appointed as the Chairman of the Board of Riggs on March 9, 2005. This appointment is subject to regulatory approval.

Jack Valenti has been a member of Riggs’ board since October 1986, and he chairs the Compensation Committee. Since September 2004, Mr. Valenti has been a senior consultant to the Motion Picture Association of America (“MPAA”), and for the four decades before then led the MPAA as Chairman, President, and Chief Executive Officer. In 1963, Mr. Valenti was appointed by President Lyndon B. Johnson to be Special Assistant to the President, a position he held until resigning in 1966. Mr. Valenti is a director of the American Film Institute and a trustee of the Aspen Institute.
William L. Walton has been a member of Riggs’ board since April 1999, and is a member of the Nominating/ Corporate Governance Committee. He is Chairman and Chief Executive Officer of Allied Capital Corporation, a business development company offering mezzanine and commercial mortgage loans to businesses, positions held since February 1997 and 1986, respectively. Mr. Walton is and has been a director of Allied Capital Corporation, or its predecessors, since 1986.
Eddie N. Williams has been a member of Riggs’ board since May 1993 and serves on the Compensation and BSA Compliance Committees. In December 2004, Mr. Williams established and became President, Chief Executive Officer, and a Director of Eddie Williams & Associates LLC, a consulting firm. Until that time and since July 1972, Mr. Williams was President, Chief Executive Officer, and a Director of the Joint Center for Political and Economic Studies, a national, nonprofit research and public policy institution.
Stuart J. Yarbrough was appointed a director of Riggs Bank in December 2004 and became a director of Riggs in February 2005. Mr. Yarbrough became a member of Riggs’ Audit Committee in February 2005. He is a principal of CrossHill Financial Group, a venture capital firm he co-founded in 1994. Mr. Yarbrough is a CPA and holds a number of professional securities licenses, with a career history in venture debt capital, investment banking and public accounting. Mr. Yarbrough is a director of DigitalNet Holdings, Inc., which provides information technology services and solutions to U.S. federal and other government agencies.
Board Committee Membership
The Board of Directors has established five standing committees. The committees and their members as of December 31, 2004 were:
Audit Committee
Robert L. Sloan — Chairman
Eddie N. Williams
Anthony P. Terracciano (resigned in February 2005)
Stuart J. Yarbrough (appointed in February 2005)
The board had determined that Mr. Terracciano was, and has determined that Mr. Yarbrough is, an “audit committee financial expert,” as defined under SEC rules, and that each meets all of the audit committee member independence criteria under the listing standards of The Nasdaq National Market.
Nominating/ Corporate Governance Committee
Steven B. Pfeiffer — Chairman
Charles A. Camalier, III
William L. Walton
Compensation Committee
Jack Valenti — Chairman
Robert L. Sloan
Eddie N. Williams
Executive Committee
Anthony P. Terracciano — Chairman
Charles A. Camalier, III
Robert L. Sloan

Bank Secrecy Act Compliance Committee
Charles A. Camalier, III — Chairman
J. Carter Beese, Jr.
Eddie N. Williams
The Board has determined that the following directors meet the independence criteria under the listing standards of The Nasdaq National Market: Mr. Camalier, Mr. Pfeiffer, Mr. Sloan, Mr. Terracciano, Mr. Valenti, Mr. Walton, Mr. Williams, and Mr. Yarbrough.
(b) Executive Officers of Riggs National Corporation include certain executive officers of Riggs Bank N.A.

Name	Age	Positions with Riggs National Corporation

Robert L. Allbritton*	35	Former Chairman and Chief Executive Officer of Riggs
Janell Blue	58	Executive Vice President and Interim Chief Risk Officer of Riggs Bank
Ernest D. Brita	61	Executive Vice President and Internal Audit Liaison Manager of Riggs Bank
David B. Caruso	35	Executive Vice President, Compliance and Security, of Riggs Bank
Lawrence Connell	68	Vice Chairman and Chief Operating Officer of Riggs Bank
Lawrence I. Hebert*	58	President and Chief Executive Officer of Riggs Bank
Mark N. Hendrix	45	Executive Vice President and Chief Brand Officer of Riggs Bank
Shaun V. Kelley	51	Divisional Senior Vice President and Chief Credit Officer of Riggs Bank
Glenn E. Kinard	57	Executive Vice President, Community Banking, of Riggs Bank
Robert L. Klivans	58	Executive Vice President and General Counsel of Riggs Bank
Henry D. Morneault	54	Executive Vice President, Wholesale Banking of Riggs Bank
Steven T. Tamburo	36	Chief Financial Officer and Treasurer of Riggs; Executive Vice President and Chief Financial Officer of Riggs Bank

*	Mr. Allbritton’s and Mr. Hebert’s backgrounds are set forth above under the caption “Directors of Riggs National Corporation”
Janell Blue has been Executive Vice President and Interim Chief Risk Officer of Riggs Bank since December and September 2004, respectively. Other positions held by Ms. Blue during her 12 year tenure with Riggs include Chief Administrative and Risk Officer, Wholesale Banking, of Riggs Bank from January 2004 to September 2004, and Division Manager for the International Banking and Finance Group of Riggs Bank N.A. from June 1996 to January 2004.
Ernest D. Brita has been Executive Vice President and Internal Audit Liaison Manager of Riggs Bank since August 2004. From 1996 until 2001, Mr. Brita was an independent consultant, providing financial consulting services advising commercial banks regarding operating and financial matters. Between 2002 and August 2004, Mr. Brita was in retirement. Mr. Brita’s organized, developed and submitted applications to regulatory authorities to incorporate, and operated newly organized banks. In addition, Mr. Brita acted as a temporary Chief Financial Officer for a community bank which included filing year-end regulatory reports, preparation of year-end financial statements and footnotes and coordination of matters with external auditors.
David B. Caruso has been Executive Vice President, Compliance and Security, of Riggs Bank since June 2003. From April 2002 until joining Riggs Bank, Mr. Caruso was a consultant with KPMG’s Investigation and Integrity Advisory Services practice and from October 1998 to April 2002, he was a consultant with Ernst & Young’s Anti-Money Laundering Compliance Practice. Prior to then, Mr. Caruso was manager of the Fraud and Money Laundering Prevention Group at JP Morgan & Company.
Lawrence Connell has been Vice Chairman and Chief Operating Officer of Riggs Bank since September 2004. He served as Vice Chairman, International, of Riggs Bank from April 2004 to September 2004. From March 2003 to April 2004, Mr. Connell was a principal at Promontory Financial Group, a financial institution consulting firm. From February 2002 to March 2003, Mr. Connell was Chairman and Chief Executive Officer of Household Bank fsb, a financial institution. From October 1998 to February 2002, Mr. Connell was Senior Advisor at the U.S. Treasury Department, Budapest Hungary (Office of Technical Assistance).

Mark N. Hendrix has been Executive Vice President and Chief Brand Officer of Riggs Bank since 2004, and Executive Vice President and Chief Marketing Officer since 1998. Mr. Hendrix is a member of Riggs Bank’s Community Responsibility Committee, Bank Operating Committee, Risk Committee, and Executive Committee.
Shaun V. Kelley has been Divisional Senior Vice President and Chief Credit Officer of Riggs Bank since December 2001. Prior to joining Riggs Bank, Mr. Kelley held positions at First Union National Bank, serving as Managing Director of the Private Capital Management Group from 2000 to 2001 and Senior Vice President and Senior Credit Officer from 1997 to 2000.
Glenn E. Kinard has been Executive Vice President, Community Banking, of Riggs Bank since January 2004. Prior to that, he served as the Executive Vice President, Corporate and Institutional Banking, of Riggs Bank from July 2003 to January 2004. Mr. Kinard also served as Senior Vice President, Business Banking and General Administration — Corporate and Institutional Banking, of Riggs Bank N.A. from October 2001 to July 2003. Before joining Riggs Bank, Mr. Kinard served as Executive Vice President, Retail Banking, at United Bank of Virginia from August 1995 to December 2000.
Robert L. Klivans has been Executive Vice President and General Counsel of Riggs Bank since December 2004. Prior to that, Mr. Klivans served as Senior Vice President, Special Legal Projects, of Riggs Bank from September to December 2004. Prior to joining Riggs, Mr. Klivans was Deputy General Counsel for FleetBoston Financial Corporation and its successor and predecessor institutions, where he worked in various legal positions for over 25 years. FleetBoston was acquired by Bank of America Corporation in April 2004. Mr. Klivans retired from Bank of America in September 2004.
Henry D. Morneault has been Executive Vice President, Wholesale Banking, of Riggs Bank since April 2001. Mr. Morneault serves as Chairman of the Board for Riggs International Banking Corporation and Chairman and Chief Executive Officer of Riggs Investment Advisors Inc. Mr. Morneault has been a Director of RREIC Holding Inc., a subsidiary of Riggs Bank N.A., since December 2004, of Riggs Bank & Trust Company (Channel Islands) Limited since June 2003, of Riggs International Banking Corporation since May 2001, of Riggs Investment Advisors, Inc. since May 2001, and of J. Bush & Co. Incorporated, a subsidiary of Riggs Bank N.A., since September 2001. Before joining Riggs, Mr. Morneault served as Group Manager and Managing Director, Media and Entertainment Group, at FleetBoston Financial Corporation from November 1999 to April 2001.
Steven T. Tamburo has been Chief Financial Officer and Treasurer of Riggs and Executive Vice President and Chief Financial Officer of Riggs Bank N.A. since January 2001. He also served as Deputy Chief Financial Officer of Riggs and Senior Vice President and Deputy Chief Financial Officer of Riggs Bank N.A. from October 2000 to January 2001. From April 2000 to January 2001, he was Senior Vice President and Controller of Riggs Bank N.A. From March 1998 to April 2000, he was Group Vice President of Finance of Riggs Bank N.A.
CODE OF BUSINESS CONDUCT AND ETHICS
Riggs has adopted codes of conduct applicable to its directors and employees, including its Chief Executive Officer, Chief Financial Officer, and other senior financial officers. These codes of conduct are available on our website at www.riggsbank.com, under “Discover Riggs.”
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and persons who own more than 10% of our common stock are required by SEC rules to provide us with copies of all Section 16(a) reports they file. Based on information they provided and representations they made to us, we believe that all such persons have timely filed reports required under Section 16(a) except that Henry D. Morneault filed a Form 4 in April 2004 to report a sale of common stock that occurred in June 2001, Stuart J. Yarbrough filed a Form 3 to report becoming a director of Riggs Bank N.A. eleven days late, and Charles A. Camalier, III, Anthony P. Terracciano, and Jack Valenti each filed a Form 4 to report elections to receive stock in lieu of cash director fees two days late. Lawrence Connell filed a Form 3 to report becoming an executive officer four days late. Lawrence I. Hebert filed a Form 4 in January 2004 to report an acquisition of common stock in July 2002.

ITEM 11.	EXECUTIVE COMPENSATION
The following table shows the compensation we and Riggs Bank paid to the Chief Executive Officer and the four other highest compensated individuals (collectively, the “named executive officers”). The data reflects compensation for services rendered to us and our subsidiaries in each of the last three fiscal years.
Summary Compensation Table

								Long-Term
		Annual Compensation						Compensation Awards

								Restricted		Securities
						Other Annual		Stock		Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)(2)		Compensation($)		Awards($)		Options(#)	Compensation($)

Robert L. Allbritton	2004	375,000		—		16,451	(3)	—	(4)	—	800	(5)
Former Chairman of the Board and Chief	2003	375,000		166,360		64,214		132,720		285,000	899
Executive Officer of the Corporation;	2002	343,269		100,000		—		659,500		500,000	662
Chairman of the Board of Riggs Bank(1)

David B. Caruso	2004	225,000		75,000	(7)	14,283	(8)	—	(4)	—	14,157	(9)
Executive Vice President of Riggs Bank	2003	131,154	(6)	95,057		8,869		369,864		25,000	3,680

Lawrence I. Hebert	2004	460,000		—		11,932	(10)	—	(4)	—	17,289	(11)
President and Chief Executive Officer	2003	464,247		134,508		—		119,000		53,801	16,741
of Riggs Bank	2002	434,616		75,000		—		527,600		50,857	14,660

Henry D. Morneault	2004	300,000		—		16,935	(12)	—	(4)	—	22,522	(13)
Executive Vice President of Riggs Bank	2003	304,245		57,158		—		54,332		24,561	18,108
	2002	228,846		30,000		136,965		395,700		19,348	12,920

Steven T. Tamburo	2004	220,000		80,000	(14)	13,222	(15)	—	(4)	—	13,476	(16)
Chief Financial Officer and Executive	2003	220,000		50,725		9,832		39,833		18,012	12,910
Vice President of Riggs Bank	2002	200,000		40,896		13,108		263,800		15,478	12,738

(1)	On March 7, 2005, Mr. Allbritton resigned from his positions with Riggs, Riggs Bank N.A., and Riggs Bank Europe, Ltd.
(2)	On July 7, 2004, the Board approved a resolution to discontinue the Riggs Executive Managerial Bonus Program (the “Program”). Pursuant to this resolution, the Program was discontinued for the 2004 calendar year and all future years and no bonuses were paid under the Program with respect to the 2004 calendar year and no bonuses will be paid under the Program in any future years.
(3)	This amount includes $15,181 in incremental cost associated with Mr. Allbritton’s personal use of the corporate aircraft and $1,270 for parking benefits.
(4)	No grants of performance shares, deferred stock or restricted stock were made to any named executive officer with respect to performance in fiscal 2004. The values of the performance shares and deferred stock awards, shown as compensation in fiscal years 2003 and 2002, were determined by multiplying the number of shares granted times the closing price of a share of our common stock on the date of grant. As of December 31, 2004: (a) Mr. Allbritton held 8,000 unvested performance shares and 30,000 unvested deferred shares having an aggregate value of $807,880; (b) Mr. Caruso held 2,418 unvested performance shares and 20,000 unvested deferred shares having an aggregate value of $476,604; (c) Mr. Hebert held 7,173 unvested performance shares and 24,000 unvested deferred shares having an aggregate value of $662,748; (d) Mr. Morneault held 3,275 unvested performance shares and 18,000 unvested deferred shares having an aggregate value of $452,303; (e) Mr. Tamburo held 2,402 unvested performance shares and 12,000 unvested deferred shares having an aggregate value of $306,177. The performance shares are scheduled to vest over the next two fiscal years and the deferred shares are scheduled to vest over the next three fiscal years, provided that each respective named executive officer is then-employed by Riggs Bank. The unvested performance shares and unvested deferred shares do not have voting or dividend rights. Mr. Allbritton forfeited his unvested performance shares and unvested deferred shares when he resigned on March 7, 2005.
(5)	This amount includes $449 of economic benefit attributable to the Split Dollar Life Insurance Plan, and $351 of economic benefit attributable to the Group Term Life Insurance Plan.
(6)	This amount reflects Mr. Caruso’s salary from June 2003, when he joined Riggs, to December 31, 2003.
(7)	This amount is a special cash payment made to Mr. Caruso in November 2004 in recognition of his performance during the year.
(8)	This amount includes $5,000 of benefits attributable to the Medical Expense Reimbursement Plan (“MERP”), $5,662 of benefits attributable to a medical expense subsidy, $1,270 for parking benefits, $1,351 reimbursement for mileage, and $1,000 for tax preparation or financial planning fees.

(9)	This amount includes $698 of economic benefit attributable to the Split Dollar Life Insurance Plan, and $459 of economic benefit attributable to the Group Term Life Insurance Plan. Additionally, $13,000 of the amount is attributable to matching contributions to the Riggs Bank 401(k) plan of Mr. Caruso.

(10)	This amount includes $5,000 of benefits attributable to the MERP, $5,662 of benefits attributable to a medical expense subsidy and $1,270 for parking benefits.

(11)	This amount includes $2,112 of economic benefit attributable to the Split Dollar Life Insurance Plan, and $2,177 of economic benefit attributable to the Group Term Life Insurance Plan. Additionally, $13,000 of this amount is attributable to matching contributions to the Riggs Bank 401(k) plan of Mr. Hebert.

(12)	This amount includes $5,000 of benefits attributable to the MERP, $5,662 of benefits attributable to a medical expense subsidy, $3,065 for disability insurance, $1,270 for parking benefits, $733 reimbursement for mileage, $425 for tax preparation or financial planning fees, and $780 for a health club membership.
(13)	This amount includes $3,000 for a charitable donation in Mr. Morneault’s name, $1,023 of economic benefit attributable to the Split Dollar Life Insurance Plan, and $2,434 of economic benefit attributable to the Group Term Life Insurance Plan. Additionally, $3,065 represents premiums paid by Riggs for a disability insurance policy for Mr. Morneault and $13,000 is attributable to matching contributions to the Riggs Bank 401(k) plan of Mr. Morneault.
(14)	This amount is a special cash payment made to Mr. Tamburo in December 2004 in recognition of his performance during the year. This payment was made out of a discretionary pool established by the Riggs Board to reward employee excellence. See “Interest of Named Executive Officers and Directors under the Merger Agreement.”
(15)	This amount includes $5,000 of benefits attributable to the MERP, $5,662 of benefits attributable to a medical expense subsidy, $1,270 for parking benefits and a $1,290 reimbursement for mileage.
(16)	This amount includes $279 of economic benefit attributable to the Split Dollar Life Insurance Plan and $197 of economic benefit attributable to the Group Term Life Insurance Plan. Additionally, $13,000 of this amount is attributable to matching contributions to the Riggs Bank 401(k) plan of Mr. Tamburo.

Option Grants in 2004
No stock options were granted in 2004.
Option Exercises in 2004 and Fiscal Year-End Option Value
None of the named executive officers exercised stock options in fiscal 2004.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options at FY-End (#)		Options at FY-End ($)(1)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert L. Allbritton			1,000,000	0	7,321,225	0
David B. Caruso			8,333	16,667	52,165	104,335
Lawrence I. Hebert			119,339	52,819	671,421	402,936
Henry D. Morneault			71,086	22,823	428,342	173,539
Steven T. Tamburo			47,323	17,167	322,072	130,732

(1)	“In-the-Money” options are options whose exercise price is less than the $21.26 closing price of our common stock on The Nasdaq National Market on December 31, 2004. The value of such options was calculated based on the difference between that stock price and the exercise price.
Retirement Benefits
Pension Plan Table

Years of Service

Average	5	10	15	20	25	30

10,000	325	650	975	1,300	1,625	1,950
20,000	825	1,650	2,475	3,300	4,125	4,950
30,000	1,325	2,650	3,975	5,300	6,625	7,950
40,000	1,825	3,650	5,475	7,300	9,125	10,950
50,000	2,325	4,650	6,975	9,300	11,625	13,950
60,000	2,825	5,650	8,475	11,300	14,125	16,950
70,000	3,325	6,650	9,975	13,300	16,625	19,950
80,000	3,825	7,650	11,475	15,300	19,125	22,950
90,000	4,325	8,650	12,975	17,300	21,625	25,950
100,000	4,825	9,650	14,475	19,300	24,125	28,950
110,000	5,325	10,650	15,975	21,300	26,625	31,950
120,000	5,825	11,650	17,475	23,300	29,125	34,950
130,000	6,325	12,650	18,975	25,300	31,625	37,950
140,000	6,825	13,650	20,475	27,300	34,125	40,950
150,000	7,325	14,650	21,975	29,300	36,625	43,950
160,000	7,825	15,650	23,475	31,300	39,125	46,950
170,000	8,325	16,650	24,975	33,300	41,625	49,950
Certain senior officers and senior officers of our subsidiaries are eligible to receive pension benefits under the Riggs Bank N.A. Amended Pension Plan (the Plan). Effective January 1, 1996, the benefit formula for determining the pension benefit payable under the Plan is 1% of the officer’s average final compensation multiplied by years of service up to a maximum of 30 years, less .35% of the officer’s average base compensation not in excess of $10,000 multiplied by years of service up to a maximum of 30 years (the 1% formula). Effective February 28, 2002, plan benefits and participation were frozen. Thus, years of service and average base compensation are determined as of February 28, 2002. Average final compensation is limited by the Plan to base salary and is averaged over the officer’s highest five consecutive years of employment prior to February 28, 2002. In accordance with applicable tax code provisions, base salary has been limited since 1989. Base salary was limited to $170,000 for the plan year March 1, 2001 to February 28, 2002.

Prior to January 1, 1996, the benefit formula was 2% of the officer’s average final compensation as of December 31, 1995 less .42% of the officer’s average base compensation as of December 31, 1995 not in excess of $10,000, multiplied by years of service as of December 31, 1993 up to a maximum of 25 years, plus 1.667% multiplied by the final average compensation as of December 31, 1995 less ..35% of the officer’s average base compensation as of December 31, 1995 not in excess of $10,000, multiplied by years of service as of December 31, 1995 rounded up to the next whole number up to a maximum of 30 years less years of service as of December 31, 1993 (the 2% formula). If participants are eligible for higher benefits under the 2% formula as of January 1, 1996 when compared to benefits under the 1% formula as of the time benefits are payable, participants may receive benefits under to the 2% formula.
Beginning February 28, 2002, none of the Company’s senior officers, including the named executive officers, have received any further increases in their plan benefits, and new officers have not been permitted to participate in the Plan. Applying the current formula, the annual pension benefit for Mr. Tamburo is 3.8 years of credited service, $4,617.48. Mr. Allbritton, Mr. Hebert, Mr. Caruso and Mr. Morneault were never eligible to participate in the plan and have no benefit. Benefit amounts are not subject to a reduction for social security benefits, but are subject to a reduction for federal and state taxes.
Employment Agreements
There are no employment agreements between the Company and any of the executive officers listed on the Summary Compensation table contained in this Item 11 and there was no base salary review program in fiscal 2004 for any of the named executive officers or other senior executives. The named executive officers serve on an at-will basis.
Change of Control Arrangements
In October 2001, the Board of Directors adopted a change of control policy to provide the Corporation with a smooth transition of management and continuing operations throughout a change of control transaction. The Senior Executive Change of Control and Retention Agreements provide severance benefits to 12 of our senior level executives, including the named executive officers, in the event the covered executive is involuntarily terminated by the Corporation without cause or terminates for good reason within two years following a change of control, or the executive elects voluntary termination after one year following the change of control. Due to the fact that Riggs Bank has been classified as a “troubled institution” by the OCC, under applicable regulations, the Corporation’s ability to make severance payments under the Senior Executive Change of Control and Retention Agreements during the period in which it remains classified as a “troubled institution” may be affected. Under the Senior Executive Change of Control and Retention Agreements, a covered executive who is terminated by the Corporation without cause or terminates for good reason would be entitled to receive, in lieu of any further salary payments or severance benefits otherwise payable, a lump sum that is equal to two times the sum of the executive’s base salary and certain bonuses, each calculated in accordance with the terms of the Senior Executive Change of Control and Retention Agreements. In addition, the executive would be entitled to a lump sum payment of any incentive compensation that has already been allocated or awarded to the executive under our annual or long-term incentive plans, but has not yet been paid, plus a pro rata portion of all contingent incentive compensation awards for the then uncompleted periods under those incentive plans, calculated in accordance with the Senior Executive Change of Control and Retention Agreements.
Other benefits under the Senior Executive Change of Control and Retention Agreements include the continuation of life, disability, accident and health insurance for two years, reduced by any comparable benefits actually received by the executive without cost from a subsequent employer. The agreements also provide for two years of additional benefit credit under any supplemental pension and thrift plans plus two years of eligibility credit in the Corporation’s post-retirement health and life insurance plans, payable as a lump sum or as part of the benefit payable under such plans. A covered executive would also be entitled to the acceleration of the vesting of, or lapse of restrictions and restriction periods applicable to, outstanding stock options and other similar equity-based awards, along with the deemed satisfaction of certain performance criteria, to the extent not previously vested or satisfied immediately prior to the change of control. For a thirty-day period following the one-year anniversary of the change of control, the executive has the option to terminate voluntarily his or her employment with us and be entitled to 50% of the foregoing severance benefits. Covered executives will also be made whole with respect to any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with the severance benefits received under the Senior Executive Change of Control and Retention Agreements. Covered executives will also be reimbursed for legal fees, if any, incurred in a good faith dispute relating to the termination of employment following a change of control or the potential payment of benefits under the agreement. Under the Senior Executive Change of Control and Retention Agreements, covered executives who have been terminated are not required to seek other employment or otherwise mitigate the payments required by the agreements, except with respect to life, disability, accident and health insurance expenses that may be paid by a subsequent employer.
The term “cause” is defined in the Senior Executive Change of Control and Retention Agreements and generally includes: (i) the termination of the covered executive’s employment because of the willful and continued failure by the executive to substantially perform his or her duties after the Board has notified him or her of such failure; or (ii) the willful engaging by the covered executive in conduct that is demonstrably and materially injurious to the Corporation (or its subsidiaries), whether monetarily or otherwise. The term “good reason” is defined in the Senior Executive Change of Control and Retention Agreements and generally includes the occurrence of the following events after a change of control: (i) the assignment of the covered executive to duties that are inconsistent with his or her status as a senior executive of the Corporation or a substantial alteration of the covered executive’s responsibilities following the change of control; (ii) a reduction in the covered executive’s then annual base salary plus bonus; (iii) the relocation of the covered executive to an office other than our principal executive offices or the relocation of the principal executive offices to a location more than 35 miles away from the location of such offices immediately prior to the change of control; (iv) the failure to pay the covered executive his or her current compensation or deferred compensation within seven days of the date such compensation is due; (v) the failure to continue a compensation plan in which the covered executive participated immediately prior to the change of control which is material to such executive’s total compensation; (vi) the failure to continue to provide the covered executive with benefits under any of our pension, life insurance, medical, health and accident, or disability plans that are substantially similar to those the executive participated in immediately prior to the change of control, the material reduction of any such benefits or the deprivation of any material fringe benefits that the covered executive enjoyed at the time of the change of control, or the failure to maintain a vacation policy that is at least as favorable as the policy in place prior to the change of control; or (vii) termination of the covered executive in a manner that is not in compliance with the notice provisions of the Senior Executive Change of Control and Retention Agreements.
Director Compensation
Riggs directors who are not employed by us receive a fee of $25,000 per year. Director Robert L. Sloan receives an additional fee of $25,000 per year for his services as Chairman of the Audit Committee. Committee members receive an additional fee of $750 for each committee meeting they are required to and do attend, and committee chairmen receive an additional fee of $1,500 per committee meeting they are required to and do attend. Riggs officers who are directors do not receive compensation in addition to their compensation as officers for attending Riggs Board or committee meetings.
The Riggs National Corporation Non-Employee Director Deferred Compensation Plan, adopted in April 1994, allowed Riggs non-employee directors to defer receipt of all or a portion of their directors’ fees to a specified date or until termination of their service as a director. Under that plan, directors could elect to have such deferred amounts treated as having been invested in a hypothetical interest-bearing account or in hypothetical shares of our common stock (phantom stock), or a combination of the two. Deferred fees treated as invested in a hypothetical interest-bearing account are credited with deemed interest at the rate paid by Riggs Bank on certificates of deposit with a one-year maturity. Dividends Riggs pays on common stock are credited as a deemed reinvestment in phantom stock. Holders of shares of phantom stock under this plan initially were entitled at payout to receive the number of whole shares of Riggs’ common stock equal to the number of shares of phantom stock held by that person. In April 2000, the Non-Employee Director Deferred Compensation Plan was amended to provide that holders of shares of phantom stock in respect of compensation deferred after April 2000 under the amended plan henceforth would be entitled to receive upon distribution only the cash representing the closing market price of the number of shares of Riggs’ common stock on the payment date equal to the number of shares of phantom stock held by that person, and not actual shares of Riggs’ common stock. This plan will continue as amended upon the consummation of the PNC merger and amounts will be distributed in accordance with directors’ prior elections. Investments in Riggs phantom stock will, upon the consummation of the PNC merger, be converted into a cash amount based on the per share cash consideration and will remain in the plan.
In January 2003, the Board determined it would freeze participation in the Non-Employee Director Deferred Compensation Plan and to adopt an amendment to the Riggs National Corporation Executive Deferred Compensation Plan (the Deferred Compensation Plan), to permit non-employee directors to participate in that plan. Since the second quarter of 2003, non-employee directors have been permitted to defer up to 100% of their directors’ fees under the Deferred Compensation Plan, which is a traditional, non-qualified plan, providing for a variety of different investment vehicles.

In addition to the above fees, Director Steven B. Pfeiffer received fees of £50,000 (approximately $92,000) for serving as Chairman of the Board of Riggs Bank Europe Limited (RBEL). Christopher J.R. Meyer, who joined our Board in October 2003 and resigned in March 2004, also served on the RBEL Board (from June 2003 to March 2004) and received fees of £7,500 (approximately $13,800) during 2004. Each of the foregoing U.S. dollar amounts assumes an exchange rate of $1.84 the average month-end exchange rate for 2004.
The Company maintains the Riggs National Corporation 2002 Long-Term Incentive Plan (the 2002 Plan), which shareholders approved at our 2002 Annual Meeting, under which the Board may grant stock options and other stock-based and cash awards as a means to attract, retain, and motivate our officers, employees, directors, and consultants (including those of Riggs subsidiaries). Accordingly, Riggs directors and those of our subsidiaries are eligible to receive awards under the 2002 Plan. The amount, timing, and terms of such awards will be based on such considerations as the Board may consider appropriate, subject to the provisions of the 2002 Plan. No such awards were made in 2004.
Until September 2004, Riggs Bank owned and operated a corporate aircraft in connection with its business. During the year ended December 31, 2004, Mr. Joe L. Allbritton, a vice chairman of the Board and principal shareholder, used the aircraft for non-business purposes. The estimated incremental cost to the Bank of Mr. Joe L. Allbritton’s non-business trips taken in 2004 was $189 thousand. During the year ended December 31, 2004, Mr. Robert L. Allbritton, the Chairman of the Board and Chief Executive Officer of the Company and the Chairman of the Board of Riggs Bank, used the aircraft for non-business purposes. The estimated incremental cost to the Bank of Mr. Robert L. Allbritton’s non-business trips taken in 2004 was $15 thousand. Incremental costs include fuel costs, landing fees, trip maintenance, catering, crew expense and other third-party services. The Bank policy did not require reimbursement to the Bank of the costs of non-business use of the aircraft during this period. The Bank is currently reviewing the non-business usage of such aircraft. The Bank policy, however, does require the imputation of income in such cases as determined under the prevailing Internal Revenue Service formulas.
Interests of Named Executive Officers and Directors under the Merger Agreement
The Riggs board of directors has determined that a merger of Riggs with and into The PNC Financial Service Group, Inc. (the merger) is advisable and in the best interests of Riggs and its stockholders. At a special meeting, stockholders will be asked to approve and adopt the Amended and Restated Agreement and Plan of Merger (the merger agreement), dated as of February 10, 2005, by and between The PNC Financial Services Group, Inc. and Riggs National Corporation, which provides for, among other things, the merger of Riggs with and into PNC.
If Riggs were to complete the merger on May 1, 2005, and each of the executive officer’s employment was terminated without cause or each of the executive officers quits for good reason immediately after completion and no annual bonuses were paid for 2004 and no bonus targets were set for 2005, the lump-sum severance payments under the Senior Executive Change of Control and Retention Agreements would be: for Mr. Allbritton $0; for Mr. Hebert approximately $995,000; for Mr. Morneault approximately $630,000; for Mr. Caruso approximately $475,000; for Mr. Tamburo approximately $470,800; and for the remaining seven executive officers, as a group, approximately $2,880,889. Prior to agreeing to the PNC transaction, the Riggs Board decided to discontinue its annual bonus program for executive officers and not to set 2004 target bonus amounts for such persons, and, as a result, there are no contingent incentive awards for 2004. In lieu of a 2004 bonus program, the Riggs Board established a discretionary pool of up to $1,500,000, which it may use, but is not required to use, to make retention, bonus and/or other incentive payments to our executive officers prior to closing. This discretionary pool will be used, if at all, to reward employee excellence and other significant achievements by the recipients in the course of their employment by Riggs. To date, the Riggs Board has awarded a total of $220,000 in special incentive payments to three executive officers, including Mr. Tamburo who received a special cash payment of $80,000. The Riggs Board has not determined when, if at all, any remaining allocations from this pool will be made. The granting of amounts under the pool will not have any impact under the merger agreement on the aggregate consideration PNC pays to the Riggs shareholders. In addition, Mr. Caruso received a $75,000 special cash payment in November 2004 in recognition of his performance during the year.
Equity Compensation Awards
The merger agreement provides that, immediately after the effective time of the merger, each of the Riggs stock options, whether or not vested, including those held by the executive officers and directors, will be converted into the right to receive a cash amount equal to the excess, if any, of the per share cash consideration over the exercise price of the stock option for each share of Riggs common stock subject to the option, less applicable withholding tax. Based on the number of unvested stock options anticipated to be held as of May 1, 2005, and assuming a per share cash consideration of $20.00, Messrs. Allbritton, Hebert, Morneault, Caruso, and Tamburo, the remaining seven executive officers as a group, and the Riggs directors, as a group, would receive, respectively, cash payments in amounts equal to $0, $225,917, $94,350, $83,335, $72,117, $340,754, and $0 in respect of their unvested stock options (for all such persons the amount would be approximately $816,472). The merger agreement also provides that each unvested deferred share award and each unvested performance share award outstanding under the Riggs 2002 Long-Term Incentive Plan will be terminated immediately prior to the effective time of the merger and settled with one share of Riggs common stock. Based on the number of unvested deferred share awards and unvested performance share awards anticipated to be held as of Mach 14, 2005, Allbritton, Hebert, Morneault, Caruso, Tamburo, and the remaining seven executive officers, as a group, would receive, respectively, 0, 19,586, 13,638, 16,209, 9,200 and 62,805 shares of Riggs common stock in respect of their unvested deferred and performance shares (assuming a per share cash consideration of $20.00, the total value for all such persons would be approximately $2,428,760); none of the Riggs directors have any unvested deferred share or performance share awards. Mr. Allbritton forfeited his unvested deferred shares and unvested performance shares when he resigned on March 7, 2005.
Deferred Compensation Plan and Split Dollar Life Insurance Agreements
Under the existing terms of the Riggs Amended and Restated Deferred Compensation Plan, upon the completion of the merger, all accounts (all of which are currently vested) under such plan will become immediately payable to participants, which include Riggs executive officers and directors, in a single lump-sum cash payment, unless otherwise elected by the participant. In addition, after the effective time of the merger and in accordance with their existing terms, split dollar life insurance agreements covering our executive officers provide that (1) if an executive is terminated without cause or for good reason (as these terms are defined in the agreements) after a change of control (or in certain limited circumstances prior to a change of control), the executive will be entitled to a death benefit equal to 1.5 times the executive’s highest base salary and (2) the agreements may not be amended or terminated in any way that would affect the executive’s death benefits. Additionally, Riggs must make certain irrevocable contributions to trusts used to fund these deferred compensation and split dollar life insurance obligations. It is estimated that the contribution amount related to the executive officers and directors will be approximately $3,849,221 (assuming a per share cash consideration of $20.00 and an 8% discount rate).
Compensation Committee Interlocks and Insider Participation
The three members of the Compensation Committee are Jack Valenti, Robert L. Sloan, and Eddie N. Williams, none of whom was or now is a present or former officer or employee of Riggs or any of our subsidiaries. None of our executive officers serves as a director or member of a compensation committee (or member of a board or other board committee performing equivalent functions) of any entity whose executive officer served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee (or member of a board or other board committee performing equivalent functions) of any entity whose executive officer serves as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information regarding (1) the aggregate number of Riggs common stock to be issued under all of Riggs’ stock option and equity-based plans upon exercise of outstanding options, warrants and other rights and (2) their weighted-average exercise price as of December 31, 2004. Riggs’ shareholders approved all of Riggs’ equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,167,307	$15.20	11,469,148

Equity compensation plans not approved by security holders	—	—	—

Total	3,167,307	$15.20	11,469,148

Stock Ownership of Principal Stockholders, Directors and Management
This table shows, as of March 1, 2005, how many shares of Riggs’ common stock are beneficially owned by (1) stockholders who have reported or are known by us to have beneficial ownership of more than five percent of our common stock, (2) Riggs’ directors, (3) Riggs’ named executive officers and (4) all of Riggs’ directors and executive officers as a group. There were 31,814,582 shares of our common stock outstanding on March 1, 2005.

	Common Stock Beneficially Owned

	Number of		Percent of
Name of Beneficial Owner(1)	Shares		Class

Greater than 5% Beneficial Owners

Joe L. Allbritton	11,602,952	(3)	36.5%

Barbara B. Allbritton	2,061,732	(4)	6.5%

Robert L. Allbritton(2)	1,769,790	(5)	5.6%

Green & Smith Investment Management L.L.C.	2,258,042	(6)	7.1%
100 Summit Drive, Valhalla, NY 10595

C.S. McKee, LP	2,220,400	(7)	7.0%
One Gateway Center, 8th Floor
Pittsburgh, PA 15222

Dimension Fund Advisors Inc.	2,177,966	(8)	6.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Westchester Capital Management, Inc.	1,960,899	(9)	6.2%
100 Summit Drive, Valhalla, NY 10595

Directors and Director Nominees

J. Carter Beese, Jr.	56,197	(10)	*

Charles A. Camalier, III	329,769	(11)	1.0%

Lawrence I. Hebert	179,673	(12)	*

Steven B. Pfeiffer	46,638	(13)	*

Robert L. Sloan	56,572	(14)	*

Anthony P. Terracciano	1,542	(15)	*

Jack Valenti	51,710	(16)	*

William L. Walton	17,068	(17)	*

Eddie N. Williams	48,864	(18)	*

Stuart J. Yarbrough	400	(19)	*

Named Executive Officers

David B. Caruso	20,751	(20)	*

Henry D. Morneault	99,011	(21)	*

Steven T. Tamburo	64,841	(22)	*

All of the executive officers and directors
(including nominees) as a group (21 persons)	2,876,202		9.0%

*	Less than 1%.

(1)	Unless otherwise set forth in the footnotes to this table, the address of the named beneficial owners is c/o Riggs National Corporation, 1503 Pennsylvania Avenue, N.W., Washington D.C. 20005.
(2)	On March 7, 2005, Mr. Allbritton resigned from his positions with Riggs, Riggs Bank N.A., and Riggs Bank Europe, Ltd.

(3)	Based on public disclosures made during fiscal 2004 by Mr. Joe L. Allbritton, this amount includes: 9,097,441 shares, and 475,511 shares owned by Allwin, Inc., which Mr. Joe L. Allbritton directly owns, with respect to which Mr. Joe L. Allbritton has sole voting and dispositive power; 1,330,000 shares with respect to which Mr. Joe L. Allbritton shares voting and dispositive power with his spouse, Barbara B. Allbritton; and 700,000 shares owned by charitable foundations (the “Foundations”) with respect to which Mr. Joe L. Allbritton shares voting and dispositive power with his spouse and son, Robert L. Allbritton. This amount does not include 31,732 shares beneficially owned by his spouse.
(4)	Based on public disclosures made during fiscal 2004 by Mrs. Allbritton, this amount includes: 31,732 shares with respect to which Mrs. Allbritton has sole voting and dispositive power, 22,500 of which may be acquired within 60 days by exercising stock options; 1,330,000 shares with respect to which Mrs. Allbritton shares voting and dispositive power with her spouse, Joe L. Allbritton; and 700,000 shares owned by the Foundations with respect to which Mrs. Allbritton shares voting and dispositive power with her spouse and son, Robert L. Allbritton. This amount does not include 9,097,441 shares beneficially owned by her spouse and 475,511 shares owned by Allwin, Inc., which her spouse directly owns.
(5)	This amount includes 1,069,790 shares with respect to which Mr. Robert Allbritton has sole voting and dispositive power, 1,000,000 of which may be acquired within 60 days by exercising stock options and 38,280 units of phantom stock in our Deferred Compensation Plan. This amount also includes 700,000 shares owned by the Foundations with respect to which Mr. Allbritton shares voting and dispositive power with Mr. Joe L. Allbritton and Mrs. Barbara B. Allbritton. On March 4, 2005, Mr. Allbritton exercised 992,500 of the 1,000,000 stock options noted above. Mr. Allbritton forfeited 4,000 unvested performance shares and 20,000 unvested deferred shares when he resigned on March 7, 2005. Those 24,000 shares are not reflected in the table. Units held in the Deferred Compensation Plan are not shares outstanding.
(6)	As reported in a Schedule 13G filed on February 10, 2005 by Green & Smith Investment Management, Frederick W. Green and Bonnie L. Smith, this amount includes 1,960,899 shares beneficially owned by The Merger Fund, which is managed by Westchester Capital Management, as those two entities reported in a Schedule 13G filed on February 10, 2005. Frederick W. Green and Bonnie L. Smith reported in that Schedule 13G shared voting and dispositive power with respect to these 2,258,042 shares.
(7)	C.S. McKee LP reported in a Schedule 13G, Amendment No. 1, filed on February 11, 2005 that it has sole voting power with respect to 1,990,400 of these shares and sole dispositive power with respect to these 2,220,400 shares.
(8)	Dimensional Fund Advisors Inc. reported in a Schedule 13G, Amendment No. 5, filed on February 9, 2005 that it has sole voting and dispositive power with respect to these shares.
(9)	Westchester Capital Management, Inc. and The Merger Fund reported in a Schedule 13G filed on February 10, 2005 that they share voting and dispositive power with respect to these shares. These shares are also reported as beneficially owned by Green & Smith Investment Management and its affiliated persons in a Schedule 13G filed on February 10, 2005 by Green & Smith Investment Management and its affiliated persons named therein.

(10)	This amount includes 50,800 shares with respect to which Mr. Beese has sole voting and dispositive power and 5,397 shares with respect to which Mr. Beese shares voting and dispositive power.
(11)	This amount includes 148,109 shares with respect to which Mr. Camalier has sole voting and dispositive power, 35,000 of which may be acquired within 60 days by exercising stock options, 13,197 units of phantom stock in our Non-Employee Director Deferred Compensation Plan (of which 7,062 units can be settled in cash only); 1,019 units of phantom stock in our Deferred Compensation Plan. This amount also includes 181,660 shares owned by a family trust with respect to which Mr. Camalier shares voting and dispositive power. Units held in the deferred compensation plans are not shares outstanding.
(12)	Mr. Hebert has sole voting and dispositive power of these shares. This amount include: 137,272 shares of which may be acquired within 60 days by exercising stock options and 19,814 units of phantom stock in our Deferred Compensation Plan. The merger agreement provides that each unvested deferred share award and each unvested performance share award outstanding under the Riggs 2002 Long-Term Incentive Plan will be terminated immediately prior to the effective time of the merger and settled with one share of Riggs common stock. Accordingly, upon shareholder approval of the merger, 3,586 performance shares and 16,000 deferred shares will be converted into Riggs common stock. These 19,586 shares that would be received upon closing of the merger are not reflected in the table. Units held in the Deferred Compensation Plan are not shares outstanding.
(13)	Mr. Pfeiffer has sole voting and dispositive power of these shares, 35,000 of which may be acquired within 60 days by exercising stock options. Mr. Pfeiffer disclaims beneficial ownership of 100 shares beneficially owned by his son, Andrew S.B. Pfeiffer which are not reflected in the table.
(14)	This amount includes 35,000 shares which may be acquired within 60 days by exercising stock options, and 12,891 units of phantom stock in our Non-Employee Director Deferred Compensation Plan (of which 7,353 units can be settled in cash only). This amount also includes 1,200 shares with respect to which Mr. Sloan shares voting and dispositive power. Units held in the Non-Employee Director Deferred Compensation Plan are not shares outstanding.
(15)	Mr. Terracciano has sole voting and dispositive power of these shares.
(16)	Mr. Valenti has sole voting and dispositive power of these shares. This amount includes 35,000 shares which may be acquired within 60 days by exercising stock options, 11,225 units of phantom stock in our Non-Employee Director Deferred Compensation Plan (of which 4,923 units can be settled in cash only), and 539 units of phantom stock in our Deferred Compensation Plan. Units held in the deferred compensation plans are not shares outstanding.
(17)	Mr. Walton has sole voting and dispositive power of these shares. This amount includes 10,000 shares which may be acquired within 60 days by exercising stock options, 6,667 units of phantom stock in our Non-Employee Director Deferred Compensation Plan which can be settled in cash only, Non-Employee Director Deferred Compensation Plan are not shares outstanding.
(18)	Mr. Williams has sole voting and dispositive power of these shares. This amount includes 30,000 shares which may be acquired within 60 days by exercising stock options, 4,932 units of phantom stock in our Non-Employee Director Deferred Compensation Plan (of which 3,430 units can be settled in cash only), Non-Employee Director Deferred Compensation Plan are not shares outstanding.
(19)	Mr. Yarbrough has sole voting and dispositive power of these shares
(20)	Mr. Caruso has sole voting and dispositive power of these shares. This amount includes 8,333 shares which may be acquired within 60 days by exercising stock options. The merger agreement provides that each unvested deferred share award and each unvested performance share award outstanding under the Riggs 2002 Long-Term Incentive Plan will be terminated immediately prior to the effective time of the merger and settled with one share of Riggs common stock. Accordingly, upon shareholder approval of the merger, 1,209 performance shares and 15,000 deferred shares will be converted into Riggs common stock. These 16,209 shares that would be received upon closing of the merger are not reflected in the table.
(21)	Mr. Morneault has sole voting and dispositive power of these shares. This amount includes 79,273 shares which may be acquired within 60 days by exercising stock options. The merger agreement provides that each unvested deferred share award and each unvested performance share award outstanding under the Riggs 2002 Long-Term Incentive Plan will be terminated immediately prior to the effective time of the merger and settled with one share of Riggs common stock. Accordingly, upon shareholder approval of the merger, 1,638 performance shares and 12,000 deferred shares will be converted into Riggs common stock. These 13,638 shares that would be received upon closing of the merger are not reflected in the table.
(22)	Mr. Tamburo has sole voting and dispositive power of these shares. This amount includes 53,327 shares which may be acquired within 60 days by exercising stock options. The merger agreement provides that each unvested deferred share award and each unvested performance share award outstanding under the Riggs 2002 Long-Term Incentive Plan will be terminated immediately prior to the effective time of the merger and settled with one share of Riggs common stock. Accordingly, upon shareholder approval of the merger, 1,200 performance shares and 8,000 deferred shares will be converted into Riggs common stock. These 9,200 shares that would be received upon closing of the merger are not reflected in the table.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Indebtedness of Directors, Executive Officers and Related Persons
In December 2001, Riggs Bank instituted the Employee Mortgage Discount Program under which Riggs’ employees and those of Riggs’ subsidiaries are eligible to receive their home mortgages at an interest rate that is 20 percent lower than the prevailing market rate. The Company’s banking subsidiaries have had lending transactions in the ordinary course of their banking business with directors of Riggs Bank and Riggs Bank Europe Limited and their associates (primarily the businesses with which they are associated), and directors and executive officers of the Corporation and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for, in some cases, discounted interest rate terms pursuant to the Employee Mortgage Discount Program.
In 2004, the Company, through Riggs’ two venture capital investment partnerships, Riggs Capital Partners, LLC and Riggs Capital Partners II, LLC, approximately $500,000 in management fees to RCP Ventures Management Inc., a venture capital investment company that is controlled by J. Carter Beese, Jr., one of the Company’s directors. This venture capital investment company, through its management company, then paid Riggs Bank approximately $351,466 for operating expenses during 2004, pursuant to an Operating and Services Agreement.
Other Related Party Transactions
During 2004, Allbritton Communications Company (ACC), a company indirectly owned by Mr. Joe L. Allbritton, former vice chairman of our Board, and of which Mr. Robert L. Allbritton is the Chairman and Chief Executive Officer and Mr. Lawrence I. Hebert was Vice Chairman until September 30, 2004, paid Riggs $506,160 for rental of office space in an office building owned by Riggs Bank under a lease that extends through January 31, 2007, use of entertainment suites at sports stadiums, and bank account service charges. Two of Riggs’ directors, Steven B. Pfeiffer and Charles A. Camalier, III, are associated with law firms that perform legal services for Riggs from time to time.
For a discussion of the material provisions of our change of control arrangements with 12 of our senior executives, including each of our named executive officers, refer to the section above under “Executive Compensation” entitled “Change of Control Arrangements.”
During fiscal year 2004, Sibley Hospital (an entity for which Mr. Sloan serves as the President Chief Executive Officer) and Allied Capital Corporation (an entity for which Mr. Walton serves as the Chairman and Chief Executive Officer and Mr. Beese serves as a consultant) had outstanding loans with Riggs Bank made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these loans did not, at the time they were entered into, involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
AUDIT FIRM FEE SUMMARY
During fiscal years 2003 and 2004, the Corporation retained its principal auditor, KPMG LLP, to provide services in the following categories and amounts:

Category	2003	2004

Audit Fees(1)	$443,500	$1,021,300
Audit-Related Fees(2)	313,223	479,325
Tax Fees(3)	192,475	101,363
All Other Fees(4)	3,410,000	—
Total	$4,359,198	$1,601,988

(1)	For fiscal year 2004, includes audit fees and Sarbanes-Oxley compliance fees.
(2)	For fiscal years 2003 and 2004, includes audits of the Corporation’s employee benefits plans, services related to SAS 70, audits of the Corporation’s subsidiaries and other statutory audits. For fiscal year 2004, it also includes consents provided for a registration statement on Form S-4 and assistance with acquisition due diligence.
(3)	For fiscal year 2004, includes general tax compliance and consulting, tax return preparation, and filing reviews. For fiscal year 2003, it also includes international tax services.
(4)	For fiscal year 2003, includes services for regulatory compliance reviews under federal banking laws, services for forensic audits relating to compliance with BSA rules and regulations.
Audit Committee Pre-Approval
The Audit Committee has not established formal pre-approval procedures that would permit management to engage Riggs’ independent public accountants to provide pre-approved services. Rather, it is the Company’s policy that the Audit Committee approve in advance all services to be provided by Riggs’ independent public accountants.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a) List of Financial Statements
Riggs National Corporation
Financial Statements

Page

Report of Independent Registered Public Accounting Firm	101
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	50
Consolidated Statements of Condition as of December 31, 2004 and 2003	51
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	52
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	53
Notes to Consolidated Financial Statements	54-100
(b) List of Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riggs National Corporation

/s/ Lawrence I. Hebert
_______________________________________ Lawrence I. Hebert
Director and Principal Executive Officer
March 29, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Steven T. Tamburo Steven T. Tamburo	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

J. Carter Beese, Jr.* J. Carter Beese, Jr.	Director

Charles A. Camalier, III* Charles A. Camalier, III	Director

Lawrence I. Hebert* Lawrence I. Hebert	Director and Principal Executive Officer

Steven B. Pfeiffer* Steven B. Pfeiffer	Director

Anthony P. Terracciano* Anthony P. Terracciano	Chairman of the Board

Robert L. Sloan* Robert L. Sloan	Vice Chairman of the Board

Jack Valenti* Jack Valenti	Director

William L. Walton* William L. Walton	Director

Eddie N. Williams* Eddie N. Williams	Director

Stuart J. Yarbrough* Stuart J. Yarbrough	Director

*By: /s/ Robert L. Klivans Robert L. Klivans Robert L. Klivans, Attorney-in-Fact March 29, 2005

INDEX TO EXHIBITS

Exhibit No.	Description	Pages

(2.1)	Agreement and Plan of Merger between The PNC Financial Services Group, Inc. and Riggs National Corporation, dated as of July 16, 2004 (Incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2004, SEC File No. 0-9756)

(2.2)	Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2005, between The PNC Financial Services Group, Inc. and Riggs National Corporation (Incorporated by reference to the Registrant’s Form 8-K dated February 10, 2005, SEC File No. 0-9756)

(3.1)	Restated Certificate of Incorporation of Riggs National Corporation, dated April 19, 1999 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC File No. 0-9756)

(3.2)	By-laws of the Registrant with amendments through March 15, 2005

(4.1)	Indenture dated June 1, 1989 with respect to $100 million 9.65% Subordinated Debentures due 2009 (Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1989, SEC File No. 0-9756)

(4.2)	Indenture dated December 13, 1996 with respect to $150 million, 8.625% Trust Preferred Securities, Series A due 2026 (Incorporated by reference to the Registrant’s S-3 dated February 6, 1997, SEC File No. 333-21297)

(4.3)	Indenture dated March 12, 1997, with respect to $200 million, 8.875% Trust Preferred Securities, Series C due 2027 (Incorporated by reference to the Registrant’s S-3 dated May 2, 1997, SEC File No. 333-26447)

(10.1)	Indemnification Agreement of Chief Executive Officer dated January 22, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)

(10.2)	Indemnification Agreement of Chief Financial Officer dated November 19, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)

(10.3)	Indemnification Agreement of Director dated April 16, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, SEC File No. 0- 9756)

(10.4)	Indemnification Agreement of Director dated April 16, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, SEC File No. 0- 9756)

(10.5)	Indemnification Agreement of Director dated April 16, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, SEC File No. 0- 9756)

(10.6)	Indemnification Agreement of Director dated April 16, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, SEC File No. 0- 9756)

(10.7)	Indemnification Agreement of Director dated April 16, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, SEC File No. 0- 9756)

(10.8)	Indemnification Agreement of Director dated April 16, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, SEC File No. 0- 9756)

(10.9)	Time Sharing Agreement for lease of Gulfstream V by Perpetual Corporation/ Lazy Lane Farms, Inc. and Allbritton Communications companies (Incorporated by reference to the Registrant’s Form 10-Q dated March 31, 2001, SEC File No. 0-9756)

(10.10)	Time Sharing Agreement for the lease of the Gulfstream V between Perpetual Corporation/ Lazy Lane Farms, Inc, Allbritton Communications Company and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.11)	Time Sharing Agreement for lease of Beechcraft King Air 300 between Allbritton Communications Company and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC File No. 0-9756)

(10.12)	Time Sharing Agreement for lease of the Beechcraft King Air 300 between Allbritton Communications and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

Exhibit No.		Description	Pages

(10.13)		Time Sharing Agreement for the lease of the Gulfstream III between Perpetual Corporation/ Lazy Lane Farms, Inc. and Riggs Bank N.A. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.14)	+	Joe L. Allbritton Settlement Agreement, dated December 31, 2001 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.15)	+	Riggs National Corporation’s Senior Executive Change of Control and Retention Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.16)	+	Trust Under the Riggs National Corporation’s Senior Executive Change of Control and Retention Agreement, dated November 8, 2001 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.17)	+	Riggs National Corporation’s Executive Deferred Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated December 6, 2001, SEC File No. 333-74644)

(10.18)	+	Trust under the Riggs National Corporation’s Executive Deferred Compensation Plan (Incorporated by reference to the Registrant’s Form S-8 dated December 6, 2001, SEC File No. 333-74644)

(10.19)		Second Amendment to Operating Agreement of Riggs Capital Partners LLC (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.20)		Third Amendment and Joinder to the Operating Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.21)		Operating Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0- 9756)

(10.22)		First Amendment and Joinder to the Operating Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.23)		Riggs Capital Partners II, LLC Investment and Management Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.24)		First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners II, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.25)		Riggs Capital Partners Operating and Services Agreement with RCP Investments L.P. (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.26)		First Amendment to Riggs Capital Partners Operating and Services Agreement (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001, SEC File No. 0-9756)

(10.27)		Second Amendment and Joinder to the Operating and Services Agreement between Riggs Bank N.A. and Riggs Capital Partners Investments, L.P. and Riggs Capital Partners Investments II, L.P. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.28)		First Amendment and Joinder to the Investment and Management Agreement of Riggs Capital Partners, LLC (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, SEC File No. 0-9756)

(10.29)		Lease Agreement, dated February 1, 2002, between Allbritton Communications Company and Riggs National Corporation (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 0-9756)

(10.30)	+	Riggs Bank N.A. 2002 Executive Managerial Bonus Program (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, SEC File No. 0-9756)

Exhibit No.		Description	Pages

(10.31)		Real Estate Investment Advisory Agreement, dated May 24, 2002, between Riggs Bank N.A. and Kennedy Associates Real Estate Counsel, Inc. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, SEC File No. 0-9756)

(10.32)		Fourth Amendment to the Operating Agreement of Riggs Capital Partners, LLC, dated January 1, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)

(10.33)		Second Amendment to the Operating Agreement of Riggs Capital Partners II, LLC, dated January 1, 2003 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)

(10.34)		Master Professional Services Agreement between Crowe Chizek and Company LLP and Riggs Bank N.A. dated December 27, 2002 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002, SEC File No. 0-9756)

(10.35)	+	Amendment to Riggs National Corporations’ Deferred Compensation Plan, dated April 1, 2003 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, SEC File No. 0-9756)

(10.36)		Banking Information Technology Services Agreement between Fidelity Information Services Inc. and Riggs Bank N.A. dated June 13, 2003 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, SEC File No. 0-9756)

(10.37)	+	2003 Riggs Executive Officer Short-Term Bonus Plan (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, SEC File No. 0-9756)

(10.38)	+	Amended and Restated Deferred Compensation Plan, dated January 21, 2004 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 0-9756)

(10.39)		Third Amendment to the Operating Agreement of Riggs Capital Partners II, LLC, dated January 21, 2004 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 0-9756)

(10.40)		Fifth Amendment to the Operating Agreement of Riggs Capital Partners, LLC, dated January 21, 2004 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 0-9756)

(10.41)	+	Letter Agreement with Tim Coughlin, dated February 27, 2004 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 0-9756)

(10.42)	+	Lawrence Connell employment agreement, dated April 6, 2004 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, SEC File No. 0-9756)

(10.43)	+	Robert L. Klivans employment agreement, dated December 7, 2004

(10.44)	+	Ernest D. Brita employment agreement, dated December 7, 2004

(10.45)	+	Resolution of the Boards of Directors of Riggs National Corporation and Riggs Bank N.A., dated July 7, 2004, approving the establishment of a discretionary bonus pool

(10.46)		Consent Order with the Office of the Comptroller of the Currency, dated July 16, 2003 (Incorporated by reference to the Registrant’s Form 8-K dated July 17, 2003, SEC File No. 0-9756)

(10.47)		Consent Order with the Office of the Comptroller of the Currency, dated May 13, 2004 (Incorporated by reference to the Registrant’s Form 8-K dated May 13, 2004, SEC File No. 0-9756)

(10.48)		Consent Order of Civil Money Penalty with the Office of the Comptroller of the Currency, dated May 13, 2004 (Incorporated by reference to the Registrant’s Form 8-K dated May 13, 2004, SEC File No. 0-9756)

(10.49)		Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network, dated May 13, 2004 (Incorporated by reference to the Registrant’s Form 8-K dated May 13, 2004, SEC File No. 0-9756)

Exhibit No.	Description	Pages

(10.50)	Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network, dated May 13, 2004 (Incorporated by reference to the Registrant’s Form 8-K dated May 13, 2004, SEC File No. 0-9756)

(10.51)	Order with the Board of Governors of the Federal Reserve System, dated May 14, 2004 (Incorporated by reference to the Registrant’s Form 8-K dated May 13, 2004, SEC File No. 0-9756)

(10.52)	Agreement Among Riggs Bank N.A., the United States Attorney’s Office for the District of Columbia and the Department of Justice, dated January 27, 2005 and certain other related documents (Incorporated by reference to the Registrant’s Form 8-K dated January 27, 2005, SEC File No. 0-9756)

(10.53)	Modification of Existing Consent Order with the Office of the Comptroller of the Currency, dated January 27, 2005 (Incorporated by reference to the Registrant’s Form 8-K dated January 27, 2005, SEC File No. 0-9756)
(10.54)	Cease and Desist Order with the Board of Governors of the Federal Reserve System, dated January 27, 2005 (Incorporated by reference to the Registrant’s Form 8-K dated January 27, 2005, SEC File No. 0-9756)

(11)	Computation of Per Share Earnings

(14.1)	Riggs National Corporation Employee Code of Conduct, as amended (Incorporated by reference to the Registrant’s Form 8-K dated July 8, 2004, SEC File No. 0-9756)

(14.2)	Riggs National Corporation Non-Employee Director Code of Conduct, as amended (Incorporated by reference to the Registrant’s Form 8-K dated July 8, 2004, SEC File No. 0-9756)

(21)	Subsidiaries of the Registrant

(23)	Consent of KPMG LLP

(24)	Powers of Attorney

(31.1)	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

(31.2)	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

(32.1)	Chief Executive Officer Certification pursuant to Section 1350

(32.2)	Chief Financial Officer Certification pursuant to Section 1350
+ Management contract of compensatory plan or arrangement
Exhibits omitted are not required or not applicable