Form 10-Q
period 2005-03-31
RIGGS NATIONAL CORP
filed 2005-05-10
CIK 350847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-9756

RIGGS NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1217953
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.

1503 Pennsylvania Avenue, N.W., Washington, D.C. 20005

(Address of principal executive offices)            (Zip Code)

(202) 835-4309

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ☒.    No ☐.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes ☒.    No ☐ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value	32,857,010
(Title of Class)	(Outstanding at April 30, 2005)

Transitional Small Business
Format Yes ☐.    No ☒.

RIGGS NATIONAL CORPORATION

TABLE OF CONTENTS

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations (Unaudited) Three months ended March 31, 2005 and 2004	3

	Consolidated Statements of Condition (Unaudited) March 31, 2005 and 2004 and December 31, 2004	4

	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) Three months ended March 31, 2005 and 2004	5

	Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2005 and 2004	6

	Notes to the Consolidated Financial Statements (Unaudited)	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38-39

Item 4.	Controls and Procedures	39-41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Riggs” and the “Company” refer to Riggs National Corporation and its consolidated subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS-UNAUDITED

RIGGS NATIONAL CORPORATION	THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004

INTEREST INCOME
Interest and Fees on Loans	$39,663	$39,014
Interest and Dividends on Securities Held to Maturity	1,145	1,550
Interest and Dividends on Securities Available for Sale	14,683	16,237
Interest on Time Deposits with Other Banks	611	1,114
Interest on Federal Funds Sold and Reverse Repurchase Agreements	3,447	232

Total Interest Income	59,549	58,147
INTEREST EXPENSE
Interest on Deposits:
Savings and NOW Accounts	107	116
Money Market Deposit Accounts	1,744	2,370
Time Deposits in Domestic Offices	10,776	2,490
Time Deposits in Foreign Offices	24	569

Total Interest on Deposits	12,651	5,545

Interest on Short-Term Borrowings and Long-Term Debt:
Repurchase Agreements and Other Short-Term Borrowings	3,603	2,228
FHLB Borrowings and Other Long-Term Debt	11,367	10,005

Total Interest on Short-Term Borrowings and Long-Term Debt	14,970	12,233

Total Interest Expense	27,621	17,778

Net Interest Income	31,928	40,369
Provision for Loan Losses	500	—

Net Interest Income after Provision for Loan Losses	31,428	40,369
NONINTEREST INCOME
Trust and Investment Advisory Income	8,045	9,499
Service Charges and Fees	10,801	12,936
Venture Capital Investment Losses, Net	(4,340)	(168)
Other Net Noninterest Income	6,851	2,753
Securities Gains, Net	565	227

Total Noninterest Income	21,922	25,247
NONINTEREST EXPENSE
Salaries and Employee Benefits	32,085	31,093
Occupancy, Net	6,276	5,542
Data Processing Services	1,967	1,659
Furniture, Equipment and Software	3,485	3,667
Fines and Settlements	7,025	—
Legal Fees	9,498	691
Consultants and Outsourcing	9,842	2,233
Other Noninterest Expense	21,003	14,567

Total Noninterest Expense	91,181	59,452

Income (Loss) before Taxes and Minority Interest	(37,831)	6,164
Applicable Income Tax Expense (Benefit)	(9,382)	1,680
Minority Interest in Income of Subsidiaries, Net of Taxes	1,099	743

Income (Loss) from Continuing Operations	$(29,548)	$3,741

Income from Discontinued Operations (including net gain on disposal of $418 thousand in 2005 and $0 in 2004)	1,093	121
Applicable Income Tax Expense (Benefit)	201	(53)

Net Income from Discontinued Operations	892	174

Net Income (Loss)	$(28,656)	$3,915

EARNINGS (LOSS) PER SHARE-CONTINUING OPERATIONS Basic	$(0.92)	$0.13
Diluted	(0.92)	0.13
EARNINGS PER SHARE-DISCONTINUED OPERATIONS Basic	$0.03	$0.01
Diluted	0.03	0.01
EARNINGS (LOSS) PER SHARE- Basic	$(0.89)	$0.14
Diluted	(0.89)	0.13
DIVIDENDS DECLARED AND PAID PER SHARE	$—	$0.05

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)	MARCH 31,	DECEMBER 31,	MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2005	2004	2004

ASSETS
Cash and Due from Banks	$134,726	$147,561	$160,274
Federal Funds Sold and Reverse Repurchase Agreements	725,000	450,000	136,000

Total Cash and Cash Equivalents	859,726	597,561	296,274

Time Deposits with Other Banks	69,521	65,391	234,573
Securities Held to Maturity (Fair Value of $56,699 at March 31, 2005, $50,850 at December 31, 2004, and $52,015 at March 31, 2004)	49,845	49,853	49,879
Securities Available for Sale (at Market Value)	1,638,588	1,695,787	1,932,389
Venture Capital Investments	33,582	39,239	43,278

Loans	2,889,442	3,001,331	3,198,622
Reserve for Loan Losses	(24,674)	(24,717)	(27,783)

Total Net Loans	2,864,768	2,976,614	3,170,839

Premises and Equipment, Net	169,325	174,690	226,569
Assets Held for Sale	12,828	196,642	—
Other Assets	257,583	212,886	178,314

Total Assets	$5,955,766	$6,008,663	$6,132,115

LIABILITIES
Deposits:
Noninterest-Bearing Demand Deposits	$698,340	$475,380	$986,092
Interest-Bearing Deposits:
Savings and NOW Accounts	250,202	252,719	276,586
Money Market Deposit Accounts	1,592,728	1,650,385	2,099,890
Time Deposits in Domestic Offices	1,477,841	1,409,157	504,165
Time Deposits in Foreign Offices	—	10,015	281,139

Total Interest-Bearing Deposits	3,320,771	3,322,276	3,161,780

Total Deposits	4,019,111	3,797,656	4,147,872

Short-Term Borrowings	465,591	498,304	592,451
Liabilities Held for Sale	—	70,704	—
Other Liabilities	114,637	112,832	133,207
Long-Term Borrowings	986,693	1,138,693	796,693

Total Liabilities	5,586,032	5,618,189	5,670,223

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES	72,634	72,634	72,634

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock-$2.50 Par Value	3/31/2005	12/31/2004	3/31/2004

Authorized Shares	50,000,000	50,000,000	50,000,000
Issued Shares	36,191,981	35,017,721	32,295,505
Outstanding Shares	32,850,460	31,675,800	28,953,184
Treasury Shares	3,341,521	3,341,921	3,342,321	90,480	87,544	80,739
Additional Paid in Capital				230,057	214,718	175,506
Retained Earnings				70,290	98,946	202,605
Accumulated Other Comprehensive Loss				(21,742)	(11,375)	2,410
Treasury Stock				(71,985)	(71,993)	(72,002)

Total Shareholders’ Equity				297,100	317,840	389,258

Total Liabilities and Shareholders’ Equity				$5,955,766	$6,008,663	$6,132,115

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	COMMON			ACCUMULATED
	STOCK	ADDITIONAL		OTHER		TOTAL
	$2.50	PAID IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	PAR	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

Balance, December 31, 2003	$79,996	$174,396	$200,131	$(9,380)	$(71,623)	$373,520
Comprehensive Income:
Net Income			3,915			3,915
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Securities Available for Sale, Net of Reclassification Adjustments				11,065		11,065
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				301		301
Foreign Exchange Translation Adjustments				424		424

Total Other Comprehensive Income						11,790

Total Comprehensive Income						15,705
Issuance of Common Stock for Stock Option and Award Plans-297,245 Shares	743	1,646				2,389
Repurchase of Trust Preferred Securities, Net		(536)				(536)
Common Stock Repurchase-24,199 shares					(379)	(379)
Cash Dividends – Common Stock, $.05 per Share			(1,441)			(1,441)

Balance, March 31, 2004	$80,739	$175,506	$202,605	$2,410	$(72,002)	$389,258

Balance, December 31, 2004	$87,544	$214,718	$98,946	$(11,375)	$(71,993)	$317,840
Comprehensive Income:
Net Loss			(28,656)			(28,656)
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Securities Available for Sale, Net of Reclassification Adjustments				(9,802)		(9,802)
Unrealized Gain on Derivatives, Net of Reclassification Adjustments				68		68
Foreign Exchange Translation Adjustments				(633)		(633)

Total Other Comprehensive Loss						(10,367)

Total Comprehensive Loss						(39,023)
Issuance of Common Stock for Stock Option and Award Plans-1,174,260 Shares	2,936	15,339			8	18,283

Balance, March 31, 2005	$90,480	$230,057	$70,290	$(21,742)	$(71,985)	$297,100

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(28,656)	$3,915
Adjustments to Reconcile Net Income to Cash (Used In) Provided By Operating Activities:
Provision for Loan Losses	500	—
Gain on Sale of Premises	(5,237)	—
Gain on Sale of International Business Portfolio	(418)	—
(Gains) Losses on Venture Capital Investments	4,340	168
Depreciation Expense and Amortization	6,246	6,009
Net Gains on Sales of Securities Available for Sale	(565)	(227)
(Increase) Decrease in Other Assets	(39,646)	27
Increase (Decrease) in Other Liabilities	1,805	52,199

Total Adjustments	(32,975)	58,176

Net Cash (Used In) Provided By Operating Activities	(61,631)	62,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Time Deposits with Other Banks	(4,130)	52,504
Proceeds from Maturities of Securities Available for Sale	3,861,629	845,148
Proceeds from Sales of Securities Available for Sale	127,586	330,789
Purchases of Securities Available for Sale	(3,946,285)	(1,142,308)
Proceeds on Sale of Office Building	13,799	—
Proceeds on Sale of International Business Portfolio	104,947	—
Purchases of Venture Capital Investments	(551)	(813)
Proceeds from Sale of Venture Capital Investments	1,868	723
Net Decrease in Loans	111,346	26,246
Net Additions to Other Assets Owned	—	(80)
Net (Increase) in Premises and Equipment	(881)	(6,055)
Other, Net	73	48

Net Cash Provided By Investing Activities	269,401	106,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-Time Deposits	162,786	15,633
Net Increase (Decrease) in Time Deposits	58,669	(153,993)
Maturities and Payments of Short-Term Borrowings	(333,978)	(524,121)
Additional Short-Term Borrowings	199,264	435,191
Maturities and Payments of Long-Term Borrowings	(125,000)	—
Additional Long-Term Borrowings	75,000	50,000
Proceeds from the Issuance of Common Stock	18,287	748
Dividend Payments	—	(1,441)
Repurchase of Common Stock	—	(379)
Repurchase of Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	—	(20,056)

Net Cash (Used In) Provided By Financing Activities	55,028	(198,418)

Effect of Exchange Rate Changes	(633)	424

Net Increase (Decrease) in Cash and Cash Equivalents	262,165	(29,701)
Cash and Cash Equivalents at Beginning of Period	597,561	325,975

Cash and Cash Equivalents at End of Period	$859,726	$296,274

SUPPLEMENTAL DISCLOSURES:
Trade Dated Securities Purchases	$—	$10,003
Interest Paid	17,528	11,341

The Accompanying Notes Are An Integral Part Of These Statements

RIGGS NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1.       BASIS OF PRESENTATION

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles and follow general practice within the banking industry. These principles have been applied on a consistent basis and include all normal recurring adjustments necessary to fairly present the Company’s results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for all of 2005. For comparability, certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications include those resulting from the discontinuation by the Company of operations of several of its business subsidiaries and divisions as discussed below. The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2.       CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The analytical review of the loan portfolio performed to determine the adequacy of the reserve for loan losses includes a review of large balance loans for impairment, an analysis of historical loss experience by loan type, and, for groups of loans with similar characteristics, an evaluation of current economic conditions and other factors considered pertinent to the analysis. Impaired loans are defined as specifically reviewed loans for which it is probable that Riggs will be unable to collect all amounts due in accordance with the loan agreement. Impaired loans are generally commercial and financial loans and commercial real estate loans and are usually on non-accrual status. Each impaired loan with an outstanding balance equal to or greater than $250 thousand has a specific, identified loan loss reserve associated with it or has been written down to its estimated net realizable value. Impaired loans do not include groups of smaller balance homogeneous loans with similar collateral characteristics, such as residential mortgage and home equity loans. Loss reserves for these types of loans are established on an aggregate basis using historical loss experience, peer comparisons, or other relevant measures. Balances related to impaired loans are excluded when applying historical loss ratios to determine loan loss reserves.

The specific reserves for impaired loans are included in the reserve for loan losses. Impaired loans are valued based upon the fair value of the related collateral if the loans are collateral dependent. For all other impaired loans, the specific reserves are based on the present values of expected cash flows discounted at each loan’s initial effective interest rate.

Provisions to the reserve for loan losses are charged against, or credited to, earnings in amounts necessary to maintain an adequate reserve for loan losses. Commercial loans are charged-off when it is determined that they cannot be fully recovered and non-commercial loans are generally charged-off at the time of loan foreclosure. Recoveries of loans previously charged-off are credited to the reserve for loan losses.

The Company maintains its reserve for loan losses in accordance with a policy approved by the Board of Directors. The Company has an established methodology for analyzing its reserve for loan losses that includes an internal loan classification policy. The Company periodically reviews its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

methodology to ascertain that it produces accurate assessments of probable loan losses. Domestic and foreign loans are subjected to similar review procedures.

While the Company believes its credit monitoring procedures are adequate, credit losses are, however, inherent to the business, and it is possible there may be unidentified losses in the loan portfolio at March 31, 2005 that may become apparent at a later date pursuant to additional internal analysis or pursuant to comment following regulatory examination. The establishment of loan loss reserves for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

Venture Capital Investments
Venture capital investments, which include both direct investments and investments in venture capital funds, are accounted for at fair value with gains and losses included in noninterest income in the Consolidated Statements of Operations.

At March 31, 2005, the Company valued its venture capital portfolio at $33.6 million. This valuation was arrived at considering a variety of factors including, but not limited to: market prices, where available, and discounted, if necessary, to reflect trading history, lock-up provisions, lack of market liquidity and other factors; cost, if there is no readily determinable market price and there has not been a material event, such as a follow-on round of financing or strategic sale; a value higher than cost if indicated by additional financing which fulfills certain requirements; and analysis and commentary from a fund’s Investment Manager/General Partner.

The Company, at present, does not intend to sell or liquidate the venture capital portfolio. The valuation of venture capital investments is subject to uncertainty in that it does not represent a negotiated value between the Company, as seller, and an independent and willing buyer that has the necessary knowledge and financial ability to complete the purchase. Additionally, if the Company attempted to sell its venture capital portfolio, particularly if it deemed it necessary to liquidate the investments within a short period of time, the actual proceeds from the sale could be significantly lower than the carrying value. Any loss on the disposition of these investments would be recognized at the date of disposition in the Riggs Capital Partners segment. The market for the type of venture capital investments held has, since 2000, been impacted by a slowing domestic equity market in which the values of publicly traded companies declined and, because of these market conditions, a decline in the number of initial public offerings and acquisitions of private companies by publicly traded firms. Although these and other factors have been assessed in determining the values, because of the subjectivity in determining values, it is possible that the Company would experience a material loss if it chose to liquidate its venture capital portfolio, particularly if it attempted to do so quickly. The loss, if any, would be recorded in the Riggs Capital Partners segment. The gradual improvement in these sectors has begun to afford the Company better liquidation opportunities and it continues to actively manage the portfolio to maximize current valuations.

In April 2005, PNC Equity Management Corp. signed a letter of intent with a potential buyer to sell the Company’s venture capital investment portfolio. Riggs is not obligated to sell these investments. The transaction is subject to the closing of the Company’s merger with The PNC Financial Services Group, Inc. (PNC). In accordance with the Company’s venture capital accounting policy as described above, the Company used the terms of the proposed transaction in determining the March 31, 2005 fair value of its venture capital investment portfolio. As of March 31, 2005, the Company estimated the fair value of its venture capital investments to be $33.6 million, which is reflected in the Consolidated Statements of Condition. After taking into consideration the estimated fair value of venture capital investments as of March 31, 2005, the Company recorded a $4.3 million net reduction in carrying value on these investments for the three months ended March 31, 2005.

Income Taxes and Deferred Tax Assets
The Company records a provision for income taxes based upon the amount of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. When substantial uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset is reduced by a valuation allowance. Establishing a valuation allowance causes an increase in income tax expenses and requires significant judgment.

Uncertainty related to the utilization of deferred tax amounts generated by domestic subsidiaries, including foreign branches of domestic subsidiaries, resulted in a maintenance of the valuation allowance of $17.3 million and $9.0 million as of March 31, 2005 and 2004, respectively.

Realized and unrealized losses in venture capital and other operations have resulted in the maintenance of $11.5 million of deferred tax assets as of March 31, 2005. This includes an increase in deferred tax assets of $1.7 million during the quarter ended March 31, 2005. These assets can be utilized to reduce taxes payable on future capital gains but must be utilized within five years of the year in which the loss is realized for tax return purposes. As of March 31, 2005, a valuation allowance of $1.8 million was recorded against the deferred tax assets because it is not more likely than not that such assets will be recovered within the required time period. This includes an increase of $1.3 million during the quarter ended March 31, 2005. The Company believes that the unreserved deferred tax asset balance of $9.7 million at March 31, 2005, which includes a deferred tax asset related to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

realized losses of $2.1 million, will be realized through generation of future net capital gains within its venture capital operations or the implementation of alterative business strategies that generate net capital gains. Management has identified several alterative business strategies that could produce sufficient capital gains to allow the deferred tax asset balance to be realized, including the sale of office buildings located in Washington, D.C.

If sufficient net capital gains within the Company’s venture capital operations are not realized in a timely manner, or if business conditions or other factors make it impossible, impractical or imprudent to implement alterative strategies, an additional valuation allowance, resulting in a charge against income for that portion of the deferred tax asset that will not be utilized, will be recorded in the Riggs Capital Partners segment.

Gain and Loss Contingencies
The Company evaluates gain and loss contingencies in accordance with SFAS No. 5 (Accounting for Contingencies) and, when necessary, FASB Interpretation No. 14 (Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5).

Gain contingencies are not recognized in the financial statements until the gain is realized, but the Company does evaluate the need to disclose such contingent gains in the notes to the financial statements. Loss contingencies are categorized as remote, reasonably possible, or probable of occurring. Contingent losses for which chances of occurrence are remote are neither recognized nor disclosed in the financial statements. Reasonably possible loss contingencies are not recorded in the financial statements but, if material, are disclosed in the notes to the financial statements. Loss contingencies that are likely to occur are deemed probable of occurring. Probable loss contingencies that are material are recorded as liabilities in the financial statements at the estimated amount of the loss if such loss can be reasonably estimated. If no reasonable estimate of the loss can be made, but a range of possible losses can be reasonably ascertained, the minimum estimated loss will be accrued and the Company describes the accrual in its disclosure of the remaining loss contingency.

The determination that a contingency is remote, reasonably probable, or probable of occurring is made by the Company based upon known and pertinent knowledge that is deemed reliable. Additional information, or interpretations of knowledge previously deemed reliable, could become known at a future date which may cause the Company to reassess its evaluation of the contingency occurring.

For a discussion of the more significant risk factors that impact Riggs, or could impact Riggs, see Item 7A of the Company’s 2004 Annual Report on Form 10-K.

Valuation of Assets and Liabilities Held for Sale
Assets and liabilities that are held for sale are valued at the lower of cost or market value. Market values have been determined by a variety of methodologies which the Company deems appropriate to arrive at an estimated fair value. The valuation of assets and liabilities held for sale do not, however, represent a binding offer to purchase these assets and liabilities from a willing and capable buyer. Actual proceeds from a sale, therefore, may be less than the carrying values.

NOTE 3:       PENDING MERGER

On July 16, 2004, Riggs entered into an agreement to merge Riggs into PNC, an $83 billion financial services company based in Pittsburgh, Pennsylvania. On February 10, 2005, Riggs and PNC amended and restated the Agreement and Plan of Merger. Under the terms of the Merger Agreement, Riggs National Corporation will merge into PNC and immediately thereafter substantially all the assets and liabilities of Riggs Bank will be acquired by PNC Bank, National Association.

The Amended and Restated Agreement and Plan of Merger, which, except for the change in the consideration to be paid for Riggs shares is substantially similar to the original agreement, values each share of Riggs common stock at approximately $20.00 based on PNC’s closing NYSE stock price of $54.58 on February 7, 2005. Riggs shareholders will be entitled to receive the merger consideration in shares of PNC’s common stock or in cash, subject to proration. The aggregate consideration is composed of a fixed number of approximately 6.4 million shares of PNC common stock and $286 million in cash in exchange for all 31.8 million Riggs common shares outstanding, subject to adjustment. The actual value of the merger consideration to be paid upon closing will depend on the average stock price of PNC’s common stock for the five trading days prior to the merger and the cash and stock components on a per Riggs share basis will be determined at that time based on the average PNC common stock price so that each share of Riggs receives consideration representing approximately equal value based on that average price. Riggs stock options will be cashed out prior to closing if not exercised. Total consideration paid by PNC is expected to be approximately $654 million based upon PNC’s stock value and the number of Riggs’ shares outstanding at the time of the amended merger announcement.

The transaction is expected to close on or about May 13, 2005. On April 26, 2005 the Board of Governors of the Federal Reserve System approved the acquisition of Riggs by PNC. On April 25, 2005 the Office of the Comptroller of the Currency approved the acquisition of substantially all assets and liabilities of Riggs Bank by PNC Bank, National Association. On May 6, 2005, Riggs shareholders approved the acquisition of Riggs by PNC. The merger remains subject to customary closing conditions, including the receipt of exemptions from the Department of Labor and the SEC to mitigate the potential business impact of Riggs Bank’s plea agreement with the Department of Justice.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The exemption sought from the Department of Labor would allow PNC to retain “qualified professional asset manager” status and the exemption sought from the Securities and Exchange Commission would allow PNC to continue to advise registered mutual funds under Section 9 of the Investment Company Act of 1940, notwithstanding Riggs Bank’s plea agreement with the Department of Justice.

NOTE 4.       INTERNATIONAL EXIT ACTIVITIES

During 2004, Riggs determined it would exit or sell all of its International Banking businesses, including its London and Channel Islands banking subsidiaries and its embassy banking operations. All embassy banking operations, and operations conducted at the Company’s Edge Act subsidiary in Miami, were terminated during 2004.

In February 2005, the Company finalized the sale of its Channel Islands operations and certain London operations to Bank Leumi of Israel at a net 2005 gain of approximately $0.4 million. Sale costs related to this transaction incurred in 2004 totaled $971 thousand. Included in the sale were credit, investment and deposit portfolios. In March 2005, Riggs sold a London office building it owned at a pre-tax gain of $5.2 million over its adjusted carrying value. The gain on the sale of the office building is included in Other Noninterest Income in continuing operations on the Consolidated Statements of Operations. The net gain on the sale to Bank Leumi is included in discontinued operations on the Consolidated Statements of Operations. Income and expense related to the assets and liabilities held for sale at December 31, 2004 prior to the actual sale comprise the remainder of discontinued operations activity for the quarter. A summary of the discontinued operations activity for the first quarter 2005 and 2004 follows.

	DISCONTINUED	DISCONTINUED
	OPERATIONS	OPERATIONS
	1 QTR 2005	1 QTR 2004
(IN THOUSANDS)

Interest Income	$881	$1,270
Interest Expense	350	550
Net Interest Income	531	720

Noninterest Income	2,730	286
Noninterest Expense	2,168	885

Income before Taxes	1,093	121

Income Tax Expense (Benefit)	201	(53)

Net Income	$892	$174

As of March 31, 2005, there are no assets or liabilities related to the Company’s exit from International Operations that are classified as held for sale. As of December 31, 2004, certain components of international operations were classified as held for sale. The Company determined that these components were carried at lower of cost or market value in accordance with FASB Statement No. 144, Accounting for Impairment and Disposal of Long-Lived Assets (FAS 144). The results of operations of components of the businesses classified as held for sale or those that have ceased operations are reported in discontinued operations at March 31, 2005 and December 31, 2004 and the components that are classified as held and used are reported in continuing operations on the Consolidated Statements of Operations for the same period.

The assets and liabilities classified as held for sale as of December 31, 2004 related to international exit activities (with the exception of certain works of art associated with domestic operations), and were included in the International segment. Assets held for sale totaled $196.6 million and were comprised primarily of loans in the amount of $163.4 million. Liabilities held for sale totaled $70.7 million and were comprised primarily of interest-bearing deposits in the amount of $69.9 million.

In connection with the exit of the Company’s international operations, the Company incurred the following exit costs in the first quarter of 2005. For the year ended December 31, 2004 the Company incurred exit costs in the amount of $24.8 million. These costs are detailed in Note 3 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004. Exit costs were included in the International segment.

	Continuing	Discontinued	Total Exit
(IN THOUSANDS)	Operations	Operations	Costs

Write-off of Contractual Obligations	$1,608	$—	$1,608
Lease Termination Costs	1,031	—	1,031

Total	$2,639	$—	$2,639

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Activity related to international exit costs for the first quarter of 2005 follows:

	One-Time	Write-off of	Lease
	Termination	Contractual	Termination
(IN THOUSANDS)	Benefits	Obligations	Costs

Balance as of December 31, 2004	$6,578	$—	$—

Amounts accrued	—	1,608	1,031
Amounts paid	(2,875)	(1,608)	(1,031)

Balance as of March 31, 2005	$3,703	$—	$—

As discussed in Note 13 of this Form 10-Q, the consulting actuary for the Company’s U.K. pension plan had estimated the future additional cost to the Company to satisfy its obligations under the plan to be approximately $9.9 million. This $9.9 million was contributed to the plan in December 2004, and is recorded as a prepaid pension asset as of December 31, 2004 and March 31, 2005. This $9.9 million will be charged to expense as annuity contracts are purchased to settle pension liabilities. As discussed in Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10K for the year ended December 31, 2004, the Company enters into foreign exchange derivative contracts to manage its exchange risk associated with the translation of foreign currency into U.S. dollars. As of March 31, 2005, the foreign exchange translation adjustment associated with foreign subsidiaries totaled $4.4 million pre-tax and was recorded as a reduction in shareholders’ equity. At the time foreign subsidiaries are officially closed and associated foreign exchange derivative contracts have been settled, amounts recorded as adjustments to equity will be charged.

NOTE 5.       EARNINGS (LOSS) PER SHARE

Earnings (loss) per share from continuing operations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2005		MARCH 31, 2004
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Income (Loss) from Continuing Operations	$(29,548)	$(29,548)	$3,741	$3,741

Weighted-Average Shares Outstanding	32,240,189	32,240,189	28,845,364	28,845,364
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	1,055,821

Adjusted Weighted-Average Shares Outstanding	32,240,189	32,240,189	28,845,364	29,901,185

Earnings (Loss) Per Share-Continuing Operations	$(0.92)	$(0.92)	$0.13	$0.13

Earnings per share from discontinued operations are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2005		MARCH 31, 2004
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income from Discontinued Operations	$892	$892	$174	$174

Weighted-Average Shares Outstanding	32,240,189	32,240,189	28,845,364	28,845,364
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	617,766	n/a	1,055,821

Adjusted Weighted-Average Shares Outstanding	32,240,189	32,857,955	28,845,364	29,901,185

Income Per Share-Discontinued Operations	$0.03	$0.03	$0.01	$0.01

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Earnings (loss) per share are as follows:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2005		MARCH 31, 2004
	BASIC	DILUTED	BASIC	DILUTED
	EPS	EPS	EPS	EPS

Net Income (Loss) Available to Common Shareholders	$(28,656)	$(28,656)	$3,915	$3,915

Weighted-Average Shares Outstanding	32,240,189	32,240,189	28,845,364	28,845,364
Weighted-Average Dilutive Effect of Stock-Based Compensation Plans	n/a	n/a	n/a	1,055,821

Adjusted Weighted-Average Shares Outstanding	32,240,189	32,240,189	28,845,364	29,901,185

Earnings (Loss) Per Share	$(0.89)	$(0.89)	$0.14	$0.13

All stock options were excluded from the calculation of diluted earnings per share (continuing operations and net income (loss)) at March 31, 2005 because the effect would be anti-dilutive in periods for which there is a loss. As of March 31, 2004, approximately 2.4 million stock options were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive. The weighted average exercise price for these options was $14.45 per share and $13.40 per share at the end of March 31, 2005 and 2004, respectively.

Stock-Based Employee Compensation Plans
At March 31, 2005, the Company had five stock-option plans which are described more fully in Note 15 of Notes to Consolidated Financial Statements in its 2004 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees), SFAS No. 148 (Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123) and related interpretations. There is no stock-based compensation expense for these plans reflected in the Consolidated Statements of Operations as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has also awarded time vested and performance based restricted shares. Expense related to time-vested and performance-based stock awards are reflected in the Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (Accounting for Stock-Based Compensation) to stock-based employee compensation.

EARNINGS PER SHARE (PRO FORMA)

	THREE MONTHS
	ENDED MARCH 31
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2005	2004

Net income (loss), available to common shareholders, as reported	($28,656)	$3,915
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	113	331
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(775)	(900)

Pro forma net income (loss)	($29,318)	$3,346

Earnings (Loss) per share:
Basic-as reported	($0.89)	$0.14
Basic-pro forma	($0.91)	$0.12

Diluted-as reported	($0.89)	$0.13
Diluted-pro forma	($0.91)	$0.11

All stock options were excluded from the calculation of pro forma diluted earnings per share (for net income (loss)) at March 31, 2005 because the effect would be anti-dilutive in periods for which there is a loss. Upon a change of control, as defined in the 2002 Long-Term Incentive Plan, all options become fully vested. There were 2,002,648 stock options outstanding at March 31, 2005 with an exercise price range of $12.00 to $30.25 and a weighted average exercise price of $15.80. In the first quarter of 2005, 53,403 stock options expired unexercised and 1,130,779 options were exercised with a weighted average price of $14.60 and $14.09, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.       OTHER COMPREHENSIVE INCOME (LOSS)

	BEFORE -	TAX
	TAX	(EXPENSE)	NET-OF-TAX
	AMOUNT	BENEFIT	AMOUNT

THREE MONTHS ENDED MARCH 31, 2004:
Foreign Currency Translation Adjustments	$652	$(228)	$424
Unrealized Gains on Securities:
Unrealized Holding Gains Arising During Period	17,121	(5,909)	11,212
Reclassification Adjustment for Gains Realized in Net Income	(227)	80	(147)

Net Unrealized Loss on Securities	16,894	(5,829)	11,065

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	463	(162)	301
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	463	(162)	301

Other Comprehensive Loss	$18,009	$(6,219)	$11,790

THREE MONTHS ENDED MARCH 31, 2005:
Foreign Currency Translation Adjustments	$(974)	$341	$(633)
Unrealized Losses on Securities:
Unrealized Holding Losses Arising During Period	(14,635)	5,200	(9,435)
Reclassification Adjustment for Gains Realized in Net Income	(565)	198	(367)

Net Unrealized Losses on Securities	(15,200)	5,398	(9,802)

Unrealized Gains on Derivatives:
Unrealized Holding Gains Arising During Period	105	(37)	68
Reclassification Adjustment for Gains Realized in Net Income	—	—	—

Net Unrealized Gains on Derivatives	105	(37)	68

Other Comprehensive Loss	$(16,069)	$5,702	$(10,367)

Tax (expense) benefit reflects a blended tax rate of 35% for the gain (loss) recorded in the U.S. and 30% for the gain (loss) recorded in the U.K.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

	UNREALIZED
	GAIN (LOSS)	UNREALIZED	UNREALIZED	ACCUMULATED
	ON FOREIGN	GAIN (LOSS)	GAIN (LOSS)	OTHER
	CURRENCY	ON	ON	COMPREHENSIVE
	TRANSLATIONS	SECURITIES	DERIVATIVES	INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2004:
Balance, December 31, 2003	$(2,687)	$(5,203)	$(1,490)	$(9,380)
Period Change	424	11,065	301	11,790

Balance, March 31, 2004	$(2,263)	$5,862	$(1,189)	$2,410

THREE MONTHS ENDED MARCH 31, 2005:
Balance, December 31, 2004	$(2,396)	$(8,925)	$(54)	$(11,375)
Period Change	(633)	(9,802)	68	(10,367)

Balance, March 31, 2005	$(3,029)	$(18,727)	$14	$(21,742)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7:       SEGMENT INFORMATION

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

Except for the utilization of funds transfer pricing and cost allocation methodologies, the accounting policies for the segments are substantially the same as those described in Note 1 of Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. Riggs accounts for intercompany transactions as if the transactions were to third parties under market conditions. Overhead and support expenses, which include depreciation expense, are allocated to each operating segment based on number of employees, service usage and other factors relevant to the expense incurred. Some depreciable assets are not allocated. Geographic financial information is provided in Note 16 of Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

Revenue and expense allocation formulas and funds transfer pricing methodologies may change. If necessary, prior periods are restated to reflect material changes in the components of the segments. Prior periods are not restated, however, to reflect changes in revenue and cost allocations or funds transfer pricing methodologies. In addition, revenues and expenses which are unusual or noncontrollable may be reflected in the Other segment, which is consistent with internal financial reporting, if management believes such presentation most accurately represents the remaining operating segments’ performance. Prior periods have been adjusted to reflect discontinued operations as a result of the Company’s 2004 decision to sell or exit its international operations.

Reconciliations are provided from the segment totals to the consolidated financial statements. The reconciliation of total average assets represents the elimination of intercompany transactions.

Following are brief descriptions of the segments:

Banking
The Banking Segment provides both community and wholesale banking services. Community banking includes traditional branch banking operations, private banking to high net worth individuals, small business banking, trust and broker-dealer services, mortgage and consumer lending, and merchant card services. Wholesale banking provides banking services for middle market and commercial real estate customers, not-for-profit organizations and government contractors. Wholesale banking also provides cash management services, investment management services (through Riggs Investment Advisors) and acts as trustee (through its Multi-Employer Property Trust unit, or MEPT) to a commingled real estate fund.

The Banking Segment operations at March 31, 2005 are primarily conducted through 51 branch offices and 137 ATMs in and around Washington, D.C.

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

The Edge Act chartered subsidiary in Miami and the Washington-based embassy banking business terminated operations in 2004. And, as previously noted, in February 2005, Riggs sold its Channel Islands operations and is winding down most of its London operations.

Treasury
The Treasury Segment is responsible for asset and liability management throughout the Company, including management of the securities portfolio, foreign exchange activities, wholesale funding, overall management of interest rate risk and facilitation of the funds transfer pricing component for segment reporting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Riggs Capital Partners
Riggs Capital Partners represents the Company’s venture capital operations, which specialize in equity investments in privately-held companies.

Other
The Other Segment consists of unallocated parent company income and expense, net interest income from unallocated equity, long-term debt, trust preferred securities, foreclosed real estate activities and other revenue or expenses not attributable to one of the other segments.

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
MARCH 31, 2005	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$40,809	$1,820	$21,893	$1	$6,954	$(11,928)	$59,549
Interest Expense	5,381	917	20,117	—	13,134	(11,928)	27,621
Funds Transfer Income (Expense)	(3,307)	52	81	—	3,174		—

Net Interest Income (Loss)	32,121	955	1,857	1	(3,006)	—	31,928
Provision for Loan Losses	(500)	—	—	—	—		(500)

Net Interest Income (Loss) after Provision	$31,621	$955	$1,857	$1	$(3,006)	$—	$31,428

NONINTEREST INCOME
Noninterest Income-External Customers	$18,597	$5,494	$(1,066)	$(4,340)	$3,237	—	$21,922
Intersegment Noninterest Income	668	739	—	—	542	(1,949)	—

Total Noninterest Income	$19,265	$6,233	$(1,066)	$(4,340)	$3,779	$(1,949)	$21,922

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,349	$61	$2	$3	$2,716		$4,131
Direct Expense	23,524	7,285	881	148	57,161	(1,949)	87,050
Overhead and Support	31,794	1,591	1,145	—	(34,530)		—

Total Noninterest Expense	$56,667	$8,937	$2,028	$151	$25,347	$(1,949)	$91,181

Income (Loss) Before Taxes and Minority Interest	$(5,781)	$(1,749)	$(1,237)	$(4,490)	$(24,574)	$—	$(37,831)

Taxes	$(3,163)	$(2,243)	$(439)	$(494)	$(3,043)	—	$(9,382)
Minority Interest	—	—	—	13	1,086	—	1,099

Income (Loss) from Continuing Operations	$(2,618)	$494	$(798)	$(4,009)	$(22,617)	$—	$(29,548)

Income from Discontinued Operations, net of taxes	—	892	—	—	—	—	892

Net Income (Loss)	$(2,618)	$1,386	$(798)	$(4,009)	$(22,617)	$—	$(28,656)

Total Average Assets	$3,542,179	$258,189	$2,842,145	$41,569	$626,263	$(1,421,255)	$5,889,090

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THREE MONTHS				RIGGS			RIGGS
ENDED		INTERNATIONAL		CAPITAL			NATIONAL
MARCH 31, 2004	BANKING	BANKING	TREASURY	PARTNERS	OTHER	RECONCILIATION	CORPORATION

NET INTEREST INCOME
Interest Income	$36,403	$4,480	$17,502	$1	$5,335	$(5,574)	$58,147
Interest Expense	3,003	3,503	6,496	—	10,350	(5,574)	17,778
Funds Transfer Income (Expense)	2,899	7,431	(10,617)	—	287		—

Net Interest Income (Loss)	36,299	8,408	389	1	(4,728)	—	40,369
Provision for Loan Losses	—	—	—	—	—		—

Net Interest Income (Loss) after Provision	$36,299	$8,408	$389	$1	$(4,728)	$—	$40,369

NONINTEREST INCOME
Noninterest Income-External Customers	$21,651	$1,300	$1,359	$(168)	$1,105		$25,247
Intersegment Noninterest Income	626	1,686	—	—	477	(2,789)	—

Total Noninterest Income	$22,277	$2,986	$1,359	$(168)	$1,582	$(2,789)	$25,247

NONINTEREST EXPENSE
Direct Depreciation and Amortization	$1,147	$273	$1	$3	$2,795		$4,219
Direct Expense	22,658	7,655	1,104	154	26,451	(2,789)	55,233
Overhead and Support	19,565	4,000	476	—	(24,041)		—

Total Noninterest Expense	$43,370	$11,928	$1,581	$157	$5,205	$(2,789)	$59,452

Income (Loss) Before Taxes and Minority Interest	$15,206	$(534)	$167	$(324)	$(8,351)	$—	$6,164

Taxes	$5,321	$590	$59	$—	$(4,290)	$—	$1,680
Minority Interest	—	—	—	(3)	746		743

Income (Loss) from Continuing Operations	$9,885	$(1,124)	$108	$(321)	$(4,807)	$—	$3,741

Income (Loss) from Discontinued Operations, net of taxes	—	174	—	—	—	—	174

Net Income (Loss)	$9,885	$(950)	$108	$(321)	$(4,807)	$—	$3,915

Total Average Assets	$3,656,410	$648,995	$2,411,997	$45,501	$683,326	$(1,252,106)	$6,194,123

NOTE 8:       ACCOUNTING FOR DERIVATIVES

See Note 1 to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K for a summary of accounting policies related to derivatives.

Riggs hedges cash flow risks using interest rate swaps and forward foreign currency exchange contracts (cash flow hedges). Interest rate swaps are used to hedge exposure to variability in expected future cash flows on floating rate assets and liabilities attributable to changes in interest rates. At March 31, 2005, the Company was a party to two such interest rate swaps with a total notional value of $15.8 million, compared to seven interest rate swaps with a total notional value of $47.2 million at March 31, 2004. Foreign currency forward contracts are used to hedge the foreign currency exchange risk associated with principal and interest payments on loans denominated in a foreign currency. Riggs was not a party to any of these contracts at the end of the first quarter of 2005 or 2004. No income or expense relating to the ineffective portion of any cash flow hedge was recorded in the first quarter of either 2005 or 2004.

Gains or losses on derivatives that are reclassified from accumulated other comprehensive income to current income or expense are reported as components of the income or expense associated with the hedged asset or liability. At March 31, 2005, there was a net gain of $93 thousand on an interest rate swap that was deferred in accumulated other comprehensive income. At April 26, 2005, this net deferred gain had declined to $73 thousand which was reclassified to current income upon termination of the contract. The maximum term over which the Company was hedging its exposure to the variability of cash flows was four months as of March 31, 2005 and fifteen months as of March 31, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Forward foreign currency exchange contracts also are used to hedge substantially all of the Company’s net investment in a foreign subsidiary in the United Kingdom. The purpose of this hedge is to protect against adverse movements in the exchange rate between the dollar and the pound sterling. The notional value of the contract in force at March 31, 2005 was $74.5 million compared to $77.7 million at the end of the first quarter of 2004. Net deferred losses of $447 thousand and $227 thousand related to this contract are included in accumulated other comprehensive income at March 31, 2005 and 2004, respectively.

Certain other derivative instruments are used to manage interest rate and foreign currency exchange risk that are not designated to hedge specific relationships. At March 31, 2005, the Company was a party to six forward currency exchange contracts with a notional value of $2.1 million, compared to eight interest rate contracts and eight forward currency exchange contracts with a total notional value of $32.6 million at March 31, 2004. The Company’s net liability under these contracts at March 31, 2005 and 2004 was carried in the accounts at a value of -0- and $116 thousand, respectively. These instruments are marked to market value through current period earnings and gains of $75 thousand and $85 thousand were included in non-interest income in the first quarter of 2005 and 2004, respectively.

NOTE 9:       CONSENT ORDER, CIVIL MONEY PENALTY AND OTHER MATTERS

In July 2003, Riggs Bank N.A. (the Bank or Riggs Bank) entered into a Stipulation and Consent to the Issuance of a Consent Order and a Consent Order (the July 2003 Consent Order) with the Office of the Comptroller of the Currency (the OCC). The provisions of the July 2003 Consent Order are effective until such time as they are amended, suspended, waived or terminated by the OCC. The July 2003 Consent Order requires Riggs Bank to take various actions to ensure compliance and improve the monitoring of compliance with the Bank Secrecy Act and related rules and regulations (BSA).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In May 2004, Riggs and Riggs International Banking Corporation (RIBC), Riggs Bank’s former Miami Edge Act subsidiary, entered into a Cease and Desist Order (the May 2004 Cease and Desist Order) with the Federal Reserve which generally requires that (1) Riggs hire an independent consultant to review the functions and performance of the Board of Directors and senior management, (2) Riggs’ Board of Directors submit a plan to the Federal Reserve Bank of Richmond to strengthen board oversight of the management and operations of Riggs and its subsidiaries, (3) Riggs submit to the Federal Reserve Bank of Richmond a plan to improve the risk management practices of Riggs and its subsidiaries, and (4) Riggs submit to the Federal Reserve Bank of Richmond an internal audit program. The May 2004 Cease and Desist Order also generally requires that (1) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with all applicable provisions of the BSA and related rules and regulations, (2) RIBC submit to the Federal Reserve Bank of Atlanta a customer due diligence program (3) RIBC engage the services of a qualified independent firm to conduct a review of account and transaction activity to determine whether suspicious activities in accounts, if any, were properly identified and reported, and (4) RIBC submit a plan to the Federal Reserve Bank of Atlanta to ensure compliance with regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control. Once such plans are approved by the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta, as the case may be, the May 2004 Cease and Desist Order required that Riggs and RIBC, as the case may be, adopt and comply with such plans. The May 2004 Cease and Desist Order did not impose a monetary penalty, but did require, however, that Riggs obtain prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve prior to declaring or paying dividends, paying interest on its trust preferred securities or acquiring its own stock. As noted in Riggs’ Form 10-Q for the quarterly period ended September 30, 2004, RIBC terminated business operations during the third quarter of 2004.

In January 2005, Riggs entered into a new Cease and Desist Order (the January 2005 Cease and Desist Order) with the Federal Reserve. The January 2005 Cease and Desist Order replaces the May 2004 Cease and Desist Order, which was terminated by the Federal Reserve. Under the January 2005 Cease and Desist Order, Riggs is required to, among other thing, (1) continue to implement the plans required by the May 2004 Cease and Desist Order to strengthen management, board oversight and risk management, (2) develop capital, strategic and contingency plans, (3) continue to implement and enhance its internal audit program, and (4) ensure the maintenance and availability to supervisory authorities of all records of RIBC. In addition, as required by the May 2004 Cease and Desist Order, Riggs has agreed to continue to obtain the prior approval of the Federal Reserve in order to pay dividends on its common stock, pay distributions on its trust preferred securities and repurchase stock. As previously disclosed, due to the desire of Riggs to retain the strongest possible capital levels at both Riggs and Riggs Bank, Riggs has suspended the payment of its dividend on common stock and distributions on its trust preferred securities.

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

In response to the regulatory concerns which led to Riggs Bank entering into the July 2003 Consent Order with the OCC, Riggs Bank undertook numerous actions including, among others, (i) the establishment of Riggs Bank’s Compliance & Security Department and the hiring of qualified individuals with compliance and investigative experience; (ii) the implementation of policies and procedures that govern account opening, monitoring and reporting processes; (iii) the creation of a board-level BSA Compliance Committee, which oversees Riggs Bank’s implementation of its BSA/AML (anti-money laundering) compliance program (iv) the reconstitution of Riggs Bank’s BSA Management Committee, which provides leadership and coordinated supervision of Riggs Bank’s BSA/AML initiatives and attempts to ensure that regulatory issues are communicated promptly and addressed effectively; (v) the formation of Riggs Bank’s Suspicious Activity Reporting Committee, which reviews investigative reports and determines if SARs should be filed; (vi) the modification of Riggs Bank’s new EPS technology platform, to provide for a more sophisticated technological foundation for the advanced BSA systems and capabilities being implemented at Riggs Bank; (vii) the implementation of software upgrades to improve the detection, monitoring and reporting of suspicious activity; and (viii) the implementation of new and extensive in-house training on compliance with the BSA, the USA Patriot Act, Customer Identification Programs, suspicious activity identification, and related policies to attempt to ensure that Riggs Bank’s employees, officers and directors are adequately informed of, and properly trained to carry out, Riggs Bank’s compliance policies and procedures.

Riggs Bank has undertaken a revised plan of corrective action in response to the May 2004 OCC Consent Order, the January 2005 Consent Order, the January 2005 Cease and Desist Order and the civil money penalty orders entered into in May 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Pursuant to the revised plan of corrective action, on July 7, 2004, Riggs approved numerous policies and procedures for enhancing Riggs Bank’s BSA internal controls applicable to Riggs Bank’s account relationships and related staffing needs. In addition, in July 2004, Riggs approved policies and procedures related to Riggs internal audit and risk management procedures as well as BSA and anti-money laundering controls at RIBC. Riggs Bank has implemented several mechanisms to attempt to ensure effective implementation of Riggs Bank’s BSA internal control policies and procedures. The BSA Compliance Committee of the Board of Directors of Riggs Bank currently receives tracking reports at each of its meetings from management on management’s progress in implementing these policies and procedures. These tracking reports are also being reviewed by an outside consultant retained by Riggs Bank to assess Riggs Bank’s progress.

Riggs Bank’s has also developed detailed plans to implement the BSA internal control policies and procedures. The plans outline specific action steps that must be taken to implement the policies and procedures and include a process for validations. The plans also specify the Bank management responsible for completing each action step, as well as the date by which each step is expected to be completed.

In addition, Riggs Bank has made numerous changes to its internal audit function to attempt to ensure the integrity and effectiveness of the Bank’s BSA compliance policies and procedures. To improve its BSA internal audit process, in March 2004, the Bank’s management revised its BSA internal audit plan.

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

In addition to the actions taken by Riggs Bank described above to improve the Bank’s BSA-related internal controls and internal audit function, Riggs Bank has undertaken numerous steps to attempt to increase the effectiveness of Riggs Bank’s compliance with the BSA. These actions include, among others (i) the implementation of enhanced suspicious activity monitoring and reporting processes; (ii) the implementation of policies and procedures to attempt to ensure that the Bank’s books and records, including electronic information systems, are maintained in a complete and accurate condition; (iii) the implementation of policies and procedures to verify that information required by the BSA is appropriately documented, filed and maintained, and also sets forth the necessary actions to correct and verify any inaccurate or incomplete books and records; (iv) revising the Bank’s policies and procedures for SAR filings; and (v) the hiring of Lawrence Connell, a former bank regulator, who has senior management responsibility for overall compliance with the OCC Consent Orders and the Federal Reserve Cease and Desist Order and is the Bank’s chief regulatory liaison.

Riggs’ BSA-related regulatory problems have significantly increased its costs of doing business and Riggs expects to continue to incur significant expenses in connection therewith. For the first quarter of 2005, Riggs incurred approximately $16.8 million of consulting costs, merger costs, legal costs and audit costs, a large part of which was attributable to BSA matters. Because it has been designated as being in a troubled condition, Riggs Bank’s FDIC quarterly insurance assessment increased from approximately $136 thousand for the first quarter of 2004 to approximately $1.6 million for the first quarter of 2005.

The July 2003 Consent Order is included in a Current Report on Form 8-K dated July 17, 2003. The May 2004 OCC Consent Order, the OCC Consent Order of Civil Money Penalty, the May 2004 Cease and Desist Order and the Assessment of Civil Money Penalty of the Financial Crimes Enforcement Network are each included in a Current Report filed by Riggs on Form 8-K dated May 17, 2004. The January 2005 Consent Order and January 2005 Cease and Desist Order are each included in a Current Report filed by Riggs on Form 8-K dated January 27, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10:       LEGAL PROCEEDINGS

On January 27, 2005, pursuant to an agreement with the United States Attorney for the District of Columbia and the Department of Justice, Riggs Bank pled guilty to a single felony count of failing to file timely and/or accurate Suspicious Activity Reports as required by the BSA and its implementing regulations in connection with certain customer transactions in Riggs Bank’s now-discontinued embassy banking and international private banking businesses. Under the agreement, Riggs Bank agreed to pay a $16 million fine to federal authorities, and has agreed to a five-year period of corporate probation upon sentencing and the entry of an order of conviction. The five-year period of corporate probation would terminate immediately upon the closing of the acquisition of Riggs by PNC or any other change of control transaction. The agreement confirms that the United States will not bring any additional criminal charges against Riggs Bank, Riggs, or any related entity in connection with any matters arising from the conduct related to the now-discontinued embassy banking and/or international private banking businesses of Riggs. The agreement also reflects that Riggs fully cooperated with the investigation that was conducted by the United States Attorney for the District of Columbia and the Department of Justice and that Riggs’ own internal investigation uncovered wrongdoing that was the subject of the guilty plea. On March 29, 2005, the United States District Court for the District of Columbia accepted the agreement and sentenced Riggs Bank in accordance with the terms of the agreement. The payment, which was made in March 2005, was covered by a $16 million reserve accrued as of December 31, 2004. The guilty plea and the sentencing could have adverse effects on the business of the Company and the Bank. A copy of the agreement with the United /States Attorney for the District of Columbia and the Department of Justice and certain other documents related to the agreement are included on a Current Report filed by Riggs on Form 8-K dated January 27, 2005.

Riggs remains subject to numerous investigations by, and inquiries from, various U.S., foreign and other governmental agencies and authorities. Some of the investigations and inquiries also involve current or former employees of Riggs. Riggs understands that these investigations and inquiries (to which there are generally no specified time periods) include, among other things, accounts associated with Equatorial Guinea, Saudi Arabia and Augusto Pinochet Ugarte (“Pinochet”), Riggs’ AML and BSA compliance, the use of Riggs Bank’s airplane and other property and personnel, and the activities of the former Chief Risk Officer of Riggs both while at Riggs and at the OCC. Riggs is currently in the process of its own review of these matters.

The U.S. Senate Permanent Subcommittee on Investigations (the “PSI Committee”) is conducting an investigation of certain matters relating to Riggs including those relating to Equatorial Guinea, Pinochet, BSA/AML Compliance and the former Chief Risk Officer of Riggs. This investigation formally commenced in March of 2003. The PSI minority staff issued a report on July 15, 2004 in conjunction with a hearing the PSI held that same day. The PSI released a revised version of this staff report on September 24, 2004, then on October 15, 2004, PSI issued a Print of the July 15, 2004 hearing which included a revised version of the minority staff report. A follow-up staff report was issued on March 16, 2005. Riggs has been cooperating with this investigation, which has included providing documents and materials.

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

The OCC and the Federal Reserve have been reviewing various matters at Riggs, including the activities of certain current and former employees. These matters appear to include the accounts associated with Pinochet, accounts associated with Saudi Arabia, BSA/AML compliance, compensation, and the use of Riggs Bank’s airplane and other property and personnel. Riggs has been cooperating with these reviews, which has included providing documents, audio recordings of Board meetings and other materials.

The OCC is also continuing to review the involvement of employees, officers and directors of Riggs Bank in connection with its compliance with AML laws and regulations and its July 2003 Consent Order with the OCC and is considering whether to institute a civil money penalty proceeding against such individuals. In connection with that review, Riggs Bank’s directors and certain officers, as well as two former officers, have been afforded the opportunity by the OCC to submit information to the OCC and have done so.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Office of the Inspector General of the U.S. Treasury Department has served three subpoenas on Riggs, seeking, among other things, materials and documents related to Riggs’ former Chief Risk Officer. Riggs understands that the DOJ is reviewing the activities of Riggs’ former Chief Risk Officer both while at Riggs and the OCC.

On April 7, 2004 and April 28, 2004, Riggs shareholders filed substantially similar purported derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against certain current and former members of Riggs’ Board of Directors. On April 17, 2004, Riggs’ shareholders filed a purported derivative action in the Superior Court of the District of Columbia against certain current and former members of Riggs’ Board of Directors, substantially similar to the actions filed by Riggs’ shareholders in the Court of Chancery of the State of Delaware in and for New Castle County. The complaints each allege that the directors violated their fiduciary duties in relation to a variety of matters, including, among others, the compliance by Riggs with various anti-money laundering laws and various aspects of Riggs Bank’s international and embassy businesses. The lawsuits each seek, on behalf of Riggs, among other things, monetary damages and certain types of equitable relief. The two Delaware actions have been consolidated and on November 19, 2004 the plaintiffs filed a consolidated and amended complaint challenging the terms of the original merger agreement. The consolidated and amended complaint repeated and supplemented the allegations and claims in the original purported derivative actions and added a shareholder class action claim against the directors. The consolidated and amended complaint also sought to enjoin the PNC transaction on the grounds that the proxy statement (which was preliminary at the time) did not adequately disclose the alleged breaches by the directors and their real, allegedly self-interested, reasons for the transaction. On January 31, 2005, the defendants filed a motion to dismiss the Delaware action in its entirety. On February 22, 2005, the plaintiffs filed a second amended complaint that added a class claim against the Riggs directors asserting that the directors violated their fiduciary duties by failing to auction Riggs after PNC allegedly attempted to abandon the original merger.

On February 25, 2005, Riggs and PNC entered into an agreement in principle with plaintiff’s counsel to settle the Delaware action. In the settlement, PNC will contribute $2.7 million in cash into a settlement fund to be distributed to all public stockholders of Riggs (other than persons named as defendants in the Delaware action and their affiliates). In addition, PNC has agreed that the maximum amount of the termination fee payable under the parties’ amended merger agreement will be reduced from $30 million to $23 million, and plaintiffs’ counsel in the action was afforded the opportunity to review and comment on the proxy statement/prospectus relating to the merger before it was filed on February 25, 2005. The settlement will provide for a dismissal of the Delaware litigation with prejudice and the complete release of all claims that Riggs and Riggs’ stockholders may have during the period from July 15, 2004 through the completion of the merger against Riggs, the Riggs director defendants or PNC, which arise out of, or relate to, Riggs’ banking practices or the proposed merger. The settlement is subject to completion of the merger and customary conditions, including negotiation of a definitive settlement agreement and approval by the Delaware Court of Chancery. The payment is covered by $2.7 million reserve accrued as of December 31, 2004.

On September 16, 2004, Judge Don Baltasar Garzon, Magistrate-Judge of the Central Investigative Court Number 5 of the Audiencia Nacional in Spain (the Spanish Court), allowed a complaint to be brought against seven current or former directors or employees of Riggs as defendants (collectively, the individual defendants) for the alleged concealment of assets and money laundering offenses. The Magistrate Judge allowed such complaint to be pursued within the already existing summary proceeding concerning a criminal complaint instituted in 1996 against Pinochet on behalf of the alleged victims of Pinochet’s alleged genocide, terrorism and torture. Riggs and Riggs Bank have been added as a defendant with subsidiary civil liability in the amount of approximately $13 million in the event that the individual defendants do not satisfy any monetary judgment entered against them. In addition, the Spanish Court resolved to send letters rogatory (a judicial request) to the United States Attorney General in order that, among other things, a preventive attachment order be issued on the assets of Riggs Bank, Riggs and certain individual defendants to post the above mentioned sum as a bond. Riggs has also been provided with a draft of a complaint that may be filed in a related U.S. action. The draft complaint makes allegations similar to those made in the Spanish suit and seeks, among other things, compensatory and punitive damages.

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

The Spanish Court’s order was issued in connection with a settlement entered into on January 27, 2005 between Riggs and the private plaintiffs who had initiated the Spanish proceedings against the Riggs defendants under which Riggs agreed to pay $8 million and to provide the plaintiffs, consistent with Riggs’ legal obligations, information concerning Pinochet’s accounts at Riggs. The payment, which was made in March 2005, was covered by the previously disclosed $8 million litigation reserve accrued as of December 31, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On March 10, 2005, the Fundacion Presidente Allende (the Fundacion) filed a petition in the United States District Court for the District of Columbia seeking an order requiring Riggs to produce certain documents for use in an action brought by the Fundacion against Augusto Pinochet in Spain. The court granted the requested relief on March 21, 2005, and Riggs is complying with the court’s order.

On November 18, 2004, Freeport Partners, LLC filed a class action suit against current and former members of Riggs and Riggs Bank’s boards of directors in the United States District Court for the District of Columbia. The complaint asserts that Riggs’ allegedly deficient AML program resulted in violations by the defendants of the Racketeer Influenced and Corrupt Organization Act and breaches by the defendants of their fiduciary duties. The lawsuit seeks, among other things, recovery of economic damages and attorneys’ fees. On or about February 17, 2005 the defendants filed a motion to dismiss the complaint. On March 14, 2005 plaintiff filed an amended complaint which dropped as defendants all directors who had never been employees of Riggs and added allegations regarding the amended and restated merger agreement with PNC. The remaining defendants will be responding to the amended complaint.

On February 15, 2005 a creditor of a former Riggs Bank customer, whose account was attached by that creditor and closed in or about 1999, met with lawyers for Riggs Bank and indicated that it believed Riggs Bank may have engaged in “commercial bad faith” regarding the customer’s account at the time it was active. The creditor, which had entered into a tolling agreement with Riggs Bank months before based on a generally unspecified claim, indicated that it may file a complaint against Riggs Bank seeking in excess of $12 million in damages. Riggs Bank believes that it would have substantial defenses to any such claim and as such no accrual for a loss was recorded at March 31, 2005.

On September 10, 2004, Allison Vadhan et. al. (“Vadhan”) and on September 13, 2004 Cantor Fitzgerald & Co. et. al., respectively, filed substantially similar suits in the United States District Court for the Southern District of New York against Riggs. The complaints each assert that because of Riggs’ allegedly deficient AML program, Riggs was negligent in failing to alert the United States financial authorities to suspicious financial transactions that the plaintiffs claim were related to the September 11, 2001 terrorist attacks. The lawsuits seek, among other things, compensatory, punitive and/or exemplary damages. The Cantor Fitzgerald suit was dismissed without prejudice after the parties entered into a Tolling Agreement. Riggs has been advised that in April 2005 PNC entered into a memorandum of understanding with attorneys for the plaintiffs in Vadhan agreeing that, if PNC acquires Riggs and subject to certain other conditions, PNC and plaintiffs would resolve the Vadhan litigation by, among other things, PNC paying $7 million to a charitable foundation. Although Riggs is not a party to the memorandum of understanding, because PNC’s acquisition of Riggs is highly probable Riggs established a $7 million reserve as of March 31, 2005 in connection with PNC’s conditional settlement. Riggs has also been advised that PNC has entered into a memorandum of understanding conditionally resolving the Cantor Fitzgerald action, although no payment of money is involved in that agreement.

It is not possible for Riggs to predict the impact of these lawsuits, investigations, inquiries and matters nor the timing of any such impact, and they could result in the bringing of criminal and additional civil claims against Riggs and its subsidiaries or criminal and additional civil claims against its current and former employees and directors, additional regulatory sanctions and financial judgments and settlements which could have a material adverse impact on Riggs’ business, financial condition or results of operations and strategies which Riggs cannot quantify at this time.

NOTE 11:       RELATED PARTY TRANSACTIONS

Prior to and during the three months ended March 31, 2005, the Company entered into various transactions with officers and directors of the Company and its affiliates as well as with their associates. These transactions were of a similar nature to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. At March 31, 2005, the Company had $206.2 million of debt payable to Riggs Capital II, an unconsolidated subsidiary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12:       NEW FINANCIAL ACCOUNTING STANDARDS

In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). The pronouncement provides new guidance for evaluating and recording impairment losses on debt and equity investments that are deemed to be other-than-temporarily impaired and was effective for such evaluations made in reporting periods beginning after June 15, 2004. According to EITF 03-01, a security is impaired when its carrying value exceeds its fair value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. EITF 03-01 requires that once an investment is determined to be impaired, the impairment must be assessed using the ability-and-intent-to-hold criterion regardless of the severity or amount of the impairment. If the impairment is determined to be other-than-temporary, an impairment loss should be recognized in earnings. On September 30, 2004, the Financial Accounting Standards Board (FASB) Staff issued FSP EITF 03-01-1, which deferred the application of measurement provisions of EITF 03-01. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-01.

In 2004, the FASB issued FASB Statement No. 123R, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. The provisions of the statement are effective beginning in the first quarter of 2006.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) in March 2005. SAB 107 is an interpretation of FASB 123R only, and expresses the views of the SEC staff regarding the interaction between FASB 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. It provides additional guidance on the requirements of FASB 123R.

NOTE 13:       NET PERIODIC PENSION COST

The Company’s net periodic costs for the U.S. pension plan and post-retirement health and life insurance benefits are as follows:

Components of Net Period Benefit Cost
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
			Other U.S. Post
	U.S. Pension		Retirement Benefits
	2005	2004	2005	2004

Service cost	$86	$60	$118	$122
Interest cost	2,251	1,591	519	428
Expected return on plan assets	(2,932)	(1,925)	—	—
Amortization of transition amount	—	—	113	89
Amortization of prior service cost	(3)	(29)	(888)	(531)
Amortization of the net (gain) loss	2,113	1,273	670	590

Net periodic benefit cost	$1,515	$970	$532	$698

The Company did not make any contributions to the pension plan during the three month periods ending March 31, 2005 and 2004.

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, because of the exit and sale of its operations in the United Kingdom, the sponsor of the U.K. pension plan informed the plan's trustees that it intends to cease contributing to the plan by the end of 2005. Under U.K. law, this will result in liquidation of the plan through the purchase of individual annuity contracts from an insurance company to provide for payment of vested benefits to participants. The plan’s consulting actuary has estimated the additional cost to the Company to satisfy its obligations under the plan to be approximately $9.9 million. That amount was contributed to the plan in December 2004 and reported as a prepaid pension cost in the Consolidated Statement of Condition at December 31, 2004. This prepaid cost will be charged to expense as the annuity contracts are purchased.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 14:       OTHER MATTER

As previous disclosed, the Bank serves as trustee for the MEPT. The governing document provides for amendment of the trust. Such amendment may include the naming of a new trustee and subsequent transitioning of the trustee from Riggs to another entity. In the third quarter of 2004, Riggs Bank’s Board of Directors approved and executed an Asset Purchase Agreement with the other partners to the MEPT. This purchase is expected to close in the second quarter of 2005.

NOTE 15:       SUBSEQUENT EVENT

As of March 31, 2005, the Company has $12.8 million of artwork classified as held for sale on the Consolidated Statement of Condition. The artwork relates to domestic operations. As of mid-May 2005, $8.9 million of the artwork has been sold at a loss of $389 thousand. The Company anticipates, however, that total sales proceeds on the entire collection of artwork will approximate book value when the sale is completed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company’s current expectations and projections about future results, performance, prospects and opportunities, and include, without limitation, the references in this 10-Q to earnings from venture capital, implementation of business strategies, hedging activities and the Company’s trust and investment advisory income. The Company has attempted to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “could” or similar expressions. These forward-looking statements are based on information currently available and are subject to a number of risks, uncertainties and other factors that could cause actual results, performance, prospects or opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks include, but are not limited to, certain risks and uncertainties that may affect the operations, performance, development, growth projections and results of the business. More specifically, these risks include the growth of (or decline in) the economy, changes in credit quality or interest rates, changes in value of venture capital investments in the technology and other sectors, timing of technology enhancements for products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation, regulatory oversight, investigations, the unfavorable resolution of legal proceedings or government inquiries, the denial of insurance coverage for claims made by the Company, actions of the OCC and the Federal Reserve, regulatory, supervisory or enforcement actions of government agencies, the ability to successfully wind down and/or sell its international business operations, general economic conditions-both domestic and international-and similar matters, and the Company’s ability to satisfy the closing conditions under the merger agreement with PNC. In addition, the continuing impact of the September 11, 2001 terrorist attacks on the U.S. and global economy, the possibility of additional attacks, and international political conditions also may be an important factor or make the occurrence of one or more of the aforementioned risks or factors more likely.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

Riggs is a bank holding company headquartered in Washington, D.C. The Company engages in a variety of banking and financial services including community and commercial banking, trust and investment management services and venture capital investing. Riggs conducts its activities through five reportable segments: Banking, International Banking, Treasury, Riggs Capital Partners (venture capital) and Other. With the exception of venture capital investing, the activities of the Company are conducted through its principal operating subsidiary, Riggs Bank, and its subsidiaries and divisions. Venture capital investing is performed through two subsidiaries of the Company, Riggs Capital Partners and Riggs Capital Partners II.

Riggs Bank has 51 branch locations and 137 ATMs in the metropolitan Washington, D.C. area. It has additional operations or subsidiaries in London (England) and Nassau (Bahamas). Riggs Bank serves an array of customers including individuals, partnerships, corporations, foundations, not-for-profit organizations and foreign embassies and delegations.

For a discussion of the more significant risk factors that impact Riggs, or could impact Riggs, see Item 7A of the Company’s 2004 Annual Report on Form 10-K.

SUSPENSION OF DIVIDEND

Due to the Company’s desire to retain the strongest possible capital levels at both the Company and the Bank, the Company has suspended the payment of its dividend on common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for a discussion of the Company’s more significant accounting policies and estimates.

INTERNATIONAL EXIT ACTIVITIES

During 2004, Riggs determined it would exit or sell all of its International Banking businesses, including its London and Channel Islands banking subsidiaries and its embassy banking operations. All embassy banking operations, and operations conducted at the Company’s Edge Act subsidiary in Miami, were terminated during 2004.

In February 2005, the Company finalized the sale of its Channel Islands operations and certain London operations to Bank Leumi of Israel at a net gain of approximately $0.4 million. Sale costs related to this transaction incurred in 2004 totaled $971 thousand. Included in the sale were credit, investment and deposit portfolios. In March 2005, Riggs sold a London office building it owned at a pre-tax gain of $5.2 million over its adjusted carrying value. The gain on the sale of the office building is included in Other Noninterest Income in continuing operations on the Consolidated Statements of Operations. The net gain on the sale to Bank Leumi is included in discontinued operations on the Consolidated Statements of Operations. Income and expense related to the assets and liabilities held for sale at December 31, 2004 prior to the actual sale comprise the remainder of discontinued operations activity for the quarter. A summary of the discontinued operations activity for the first quarter 2005 and 2004 follows.

	DISCONTINUED	DISCONTINUED
	OPERATIONS	OPERATIONS
	1 QTR 2005	1 QTR 2004
(IN THOUSANDS)

Interest Income	$881	$1,270
Interest Expense	350	550
Net Interest Income	531	720

Noninterest Income	2,730	286
Noninterest Expense	2,168	885

Income before Taxes	1,093	121

Income Tax Expense (Benefit)	201	(53)

Net Income	$892	$174

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

As of March 31, 2005, there are no assets or liabilities related to the Company’s exit from International Operations that are classified as held for sale. As of December 31, 2004, certain components of international operations were classified as held for sale. The Company determined that these components were carried at lower of cost or market value in accordance with FASB Statement No. 144, Accounting for Impairment and Disposal of Long-Lived Assets (FAS 144). The results of operations of components of the businesses classified as held for sale or those that have ceased operations are reported in discontinued operations at March 31, 2005 and December 31, 2004 and the components that are classified as held and used are reported in continuing operations on the Consolidated Statements of Operations for the same period.

The assets and liabilities classified as held for sale as of December 31, 2004 related to international exit activities (with the exception of certain works of art associated with domestic operations), and were included in the International segment. Assets held for sale totaled $196.6 million and were comprised primarily of loans in the amount of $163.4 million. Liabilities held for sale totaled $70.7 million and were comprised primarily of interest-bearing deposits in the amount of $69.9 million.

In connection with the exit of the Company’s international operations, the Company incurred the following exit costs in the first quarter of 2005. For the year ended December 31, 2004, the Company incurred exit costs in the amount of $24.8 million. These costs are detailed in Note 3 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004. Exit costs were included in the International segment.

	Continuing	Discontinued	Total Exit
(IN THOUSANDS)	Operations	Operations	Costs

Write-off of Contractual Obligations	$1,608	$—	$1,608
Lease Termination Costs	1,031	—	1,031

	$2,639	$—	$2,639

Activity related to exit costs for the first quarter of 2005 follows:

	One-Time	Write-off of	Lease
	Termination	Contractual	Termination
(IN THOUSANDS)	Benefits	Obligations	Costs

Balance as of December 31, 2004	$6,578	$—	$—

Amounts accrued	—	1,608	1,031
Amounts paid	(2,875)	(1,608)	(1,031)

Balance as of March 31, 2005	$3,703	$—	$—

As discussed in Note 13 of this Form 10-Q, the consulting actuary for the Company’s U.K. pension plan had estimated the future additional cost to the Company to satisfy its obligations under the plan to be approximately $9.9 million. This $9.9 million was contributed to the plan in December 2004, is recorded as a prepaid pension asset as of December 31, 2004 and March 31, 2005, and will be charged to expense as annuity contracts are purchased to settle pension liabilities. As discussed in Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10K for the year ended December 31, 2004, the Company enters into foreign exchange derivative contracts to manage its exchange risk associated with the translation of foreign currency into U.S. dollars. As of March 31, 2005, the foreign exchange translation adjustment associated with foreign subsidiaries totaled $4.4 million pre-tax and was recorded as a reduction in shareholders’ equity. At the time foreign subsidiaries are officially closed and associated foreign exchange derivative contracts have been settled, amounts recorded as adjustments to equity will be charged.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

REGULATORY, LITIGATION AND MERGER MATTERS

For information regarding various regulatory matters, certain investigations, lawsuits and other inquiries as well as the Company’s pending merger with PNC, see Notes 3, 9 and 10 to the Notes to the Consolidated Financial Statements, which are incorporated herein by reference.

RESULTS OF OPERATIONS

The Company recorded a loss from continuing operations of $29.5 million, or $(.92) per diluted share, and a net loss of $28.7 million, or $(.89) per diluted share, in the first quarter of 2005 compared to income from continuing operations of $3.7 million, or $0.13 per diluted share, and net income of $3.9 million, or $0.13 per diluted share, in the first quarter of 2004.

The decrease in earnings in the first quarter of 2005 was due primarily to continuing legal and other costs resulting from the OCC Consent Orders, Federal Reserve Cease and Desist Orders, Department of Justice investigations, shareholder litigation, litigation in Spain, the planned merger with PNC, an accrual of a loss contingency associated with litigation, and the exit from the Company’s International operations. For the three months ended March 31, 2005, the Company incurred net venture capital losses of $4.3 million. Legal fees increased by $8.8 million year to year while consulting and outsourcing expenses increased by $7.6 million for the same time period. In addition, net interest income decreased $9.0 million, from $40.4 million for the three months ended March 31, 2004 to $31.4 million for the three months ended March 31, 2005. As of March 31, 2005, the Company accrued $7.0 million for a probable loss associated with a litigation matter.

Net income from discontinued operations for the three months ended March 31, 2005 was $0.9 million, compared to $0.2 million for the three months ended March 31, 2004. Net income from discontinued operations for the three months ended March 31, 2005 includes a net after-tax gain on the sale of portions of the London operations in the amount of $.4 million. These operations had been held for sale at December 31, 2004.

Annualized return on average assets was (1.97)% and .25% for the three months ended March 31, 2005 and 2004, respectively. Annualized return on average shareholders’ equity was (36.06)% and 4.15% for the three months ended March 31, 2005 and 2004, respectively.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis (net interest income plus an amount equal to the tax savings on tax-exempt interest) totaled $33.1 million for the three months ended March 31, 2005, an $8.4 million (or 20%) decrease from the $41.6 million for the same period in 2004. This decrease was mostly attributable to an increase in rates paid on all interest-bearing funds and an increase in the balance of brokered certificates of deposit (CDs).

Interest income on a tax equivalent basis increased $1.4 million, or 2%, in the first quarter of 2005 compared to the first quarter of 2004, while interest expense increased $9.8 million, or 55% in the first quarter of 2005 compared to the first quarter of 2004. Most of the increase in interest income was in interest on federal funds sold and reverse repurchase agreements, which increased $3.2 million mostly due to an increase in volume of $469.4 million year to year. This increase was partially offset by a decrease in interest income on securities available for sale of $1.6 million, primarily due to a decrease in volume in those securities of $337.6 million year to year.

Interest expense in the first quarter of 2005 totaled $27.6 million, an increase of $9.8 million from the first quarter of 2004. Average interest-bearing liabilities decreased from the first quarter of 2004 to the comparable period of 2005, however, rates on these liabilities increased from 1.41% to 2.26% in the same time period. Rates on interest-bearing deposits increased from .62% to 1.52%, resulting in an increase in interest expense of $7.1 million. The largest decrease in interest-bearing liabilities was in interest-bearing deposits, which decreased by $198.0 million. This decline was a direct result of the Company’s decision in 2004 to exit its International Banking businesses. To offset these decreases, in the second quarter of 2004, the Bank began issuing brokered CDs, which are generally obtained at a higher cost than international deposits. At March 31, 2005, brokered CDs totaled $955.8 million. The Bank had no brokered CDs at March 31, 2004. Repurchase agreements and other short-term borrowings also decreased (by $12.6 million), while an increase in the rate paid of 98 basis points resulted in an increase in interest expense of $1.4 million in the first quarter of 2005. The decline in interest bearing deposits and repurchase agreements and other short-term borrowings was partially offset by increases in Federal Home Loan Bank (FHLB) borrowings and other long-term debt in the amount of $105.1 million. This increase in volume was the primary reason for the increase in interest expense on FHLB and other long-term debt of $1.4 million year to year.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

Because of the adoption of FIN 46 (Consolidation of Variable Interest Entities) on October 1, 2003, Riggs Capital II, the issuer of $200 million of 8.875% Series C debentures, is an unconsolidated entity at March 31, 2005 and, accordingly, the $206.2 million of the Company’s debt payable to Riggs Capital II is a liability of the Company at this date. Interest on this debt for the first quarter of 2005 in the amount of $4.8 million is included in long-term interest expense in the Consolidated Statement of Operations. At March 31, 2005, the Company owned $49.8 million of the Series C debentures, which are classified as securities held to maturity on the Consolidated Statements of Condition. The average value of Series C debentures owned by the Company during the first three months of 2005 was $49.9 million and the income earned on these securities was $1.1 million. This compares to an average of $48.8 million owned by the Company at March 31, 2004. In the first quarter of that year, $1.1 million in income was earned on these securities.

Riggs Capital, the issuer of $150 million of 8.625% Series A debentures, was initially deconsolidated upon the adoption of FIN 46 in 2003. In February 2004, however, the Company, which had also been acquiring these securities, acquired sufficient Series A debentures so that it owned more than 50% of all such debentures and, accordingly, reconsolidated this entity because the Company is the primary beneficiary of Riggs Capital. As a result, the debt payable by the Company to Riggs Capital at March 31, 2005 and the related interest expense since reconsolidation have been eliminated in consolidation. Interest expense on this debt that was incurred in the first quarter of 2004 prior to reconsolidation amounted to $1.1 million and is included in interest expense on long-term debt in the Consolidated Statements of Operations for the three months ended March 31, 2004. Prior to reconsolidation, the Series A debentures owned by the Company were classified as held to maturity securities in the Consolidated Statements of Condition. These securities had an average balance of $29.0 million for that period of the first quarter in 2004 and $0.5 million of interest income on these securities is included in interest income for the first quarter of that year. Therefore, though not significant, the reconsolidation of Riggs Capital had a $0.4 million adverse impact on net interest income in the first three months of 2005 compared to the comparable period of 2004.

An analysis of the changes in interest income and expense attributable to volume and rate changes follows:

NET INTEREST INCOME CHANGES (1)

	THREE MONTHS ENDED
	MARCH 31, 2005 VS. 2004
(TAX-EQUIVALENT BASIS)	DUE TO	DUE TO	TOTAL
(IN THOUSANDS)	RATE	VOLUME	CHANGE

Interest Income:
Loans, Including Fees	$4,081	$(3,366)	$715
Securities Available for Sale	1,408	(3,035)	(1,627)
Securities Held to Maturity	—	(405)	(405)
Time Deposits with Other Banks	672	(1,175)	(503)
Federal Funds Sold and Reverse Repurchase Agreements	734	2,481	3,215

Total Interest Income	6,895	(5,500)	1,395

Interest Expense:
Interest-Bearing Deposits	7,428	(322)	7,106
Repurchase Agreements and Other Short-Term Borrowings	1,423	(48)	1,375
FHLB Borrowings and Other Long-Term Debt	209	1,153	1,362

Total Interest Expense	9,060	783	9,843

Net Interest Income	$(2,165)	$(6,283)	$(8,448)

(1)-	The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate multiplied by change in volume) has been allocated between rate and volume variances based on the percentage relationship of such variances to each other. Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

An analysis of the changes in the Company’s Average Statements of Condition and changes to its margin for the quarters ended March 31 follows:

	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31, 2005			MARCH 31, 2004
(TAX-EQUIVALENT BASIS) (1)	AVERAGE	INCOME/		AVERAGE	INCOME/
(IN THOUSANDS)	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE

ASSETS
Loans (2)	$2,977,576	$40,832	5.56%	$3,229,263	$40,117	5.00%
Securities Held to Maturity	49,850	1,145	9.32	77,764	1,550	8.02
Securities Available for Sale (3)	1,641,014	14,724	3.64	1,978,569	16,351	3.32
Time Deposits with Other Banks	64,404	611	3.85	243,763	1,114	1.84
Federal Funds Sold and Reverse Repurchase Agreements	562,367	3,447	2.49	93,000	232	1.00

Total Earning Assets and Average Rate Earned (5)	5,295,211	60,759	4.65	5,622,359	59,364	4.25
Reserve for Loan Losses	(24,505)			(28,233)
Cash and Due from Banks	155,416			176,250
Assets Held for Sale	12,828			—
Other Assets	450,140			423,747

Total Assets	$5,889,090			$6,194,123

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits	$3,372,801	$12,651	1.52%	$3,570,812	$5,545	0.62%
Repurchase Agreements and Other Short-Term Borrowings	596,345	3,603	2.45	608,912	2,228	1.47
FHLB Borrowings and Other Long-Term Debt	981,971	11,367	4.69	876,900	10,005	4.59

Total Interest-Bearing Funds and Average Rate Paid	4,951,117	27,621	2.26	5,056,624	17,778	1.41
Demand Deposits (4)	432,676			642,027
Other Liabilities	110,364			77,172
Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures	72,634			39,204
Shareholders’ Equity	322,299			379,096

Total Liabilities, Minority Interest and Shareholders’ Equity	$5,889,090			$6,194,123

NET INTEREST INCOME AND SPREAD		$33,138	2.39%		$41,586	2.84%

NET INTEREST MARGIN ON EARNING ASSETS			2.54%			2.97%

(1) -	Income and rates are computed on a tax-equivalent basis using a Federal income tax rate of 35% and local tax rates as applicable.

(2) -	Loans held for sale and nonperforming loans are included in average balances used to determine rates.

(3) -	The averages and rates for the securities available for sale portfolio are based on amortized cost.

(4) -	Demand deposit balances for all periods presented exclude certain accounts transferred to the money market classification to reduce the level of deposit reserves required.

(5) -	Includes loans held for sale but excludes venture capital investments.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

The composition of average earning assets and average interest-bearing liabilities is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Total Loans	56%	58%
Securities Available for Sale	31	35
Securities Held to Maturity	1	1
Time Deposits with Other Banks	1	4
Federal Funds Sold & Reverse Repurchase Agreements	11	2

Total Average Earning Assets	100%	100%

Interest-Bearings Deposits	68%	71%
Repurchase Agreements & Other Short-Term Borrowings	12	12
Long-Term Debt	20	17

Total Average Interest Bearing Liabilities	100%	100%

NONINTEREST INCOME

Noninterest income for the first quarter of 2005 totaled $21.9 million, a decrease of $3.3 million from the $25.2 million in the first quarter of 2004. This decrease was mostly due to an increase in net venture capital losses of $4.2 million, primarily due to a $6.5 million write-down on the Company’s portfolio in the first quarter of 2005 based on recently acquired information regarding its fair value. Also contributing to the overall decrease were decreases in trust and investment advisory income of $1.5 million, mostly due to difficulties generating new business because of regulatory matters and the Company’s pending merger with PNC. The Company experienced particular difficulty in the wealth management area. Service charges and fees also declined $2.1 million, mostly due to higher rates, which directly affected revenue in the customer analysis area, and an increase in no fee products offered. These decreases were partially offset by increases in other noninterest income of $4.1 million. The increase in other noninterest income is primarily the result of a gain in the amount of $5.2 million on the sale of an office building in London that had been held for sale at December 31, 2004.

Trust and investment advisory income impacts the Banking segment while venture capital gains and losses impact the Riggs Capital Partners segment. Securities gains impact the Treasury segment and service charges and miscellaneous operating income primarily impact the Banking segment.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2005 was $91.2 million, an increase of $31.7 million from the $59.5 million reported for the three months ended March 31, 2004. The 53% increase in noninterest expense from the first quarter of 2004 is comprised of the following:

Salaries and Employee Benefits	$1.0	million
Occupancy, Net	0.7
Data Processing Services	0.3
Furniture, Equipment and Software	(0.2)
Fines and Settlements	7.0
Legal Fees	8.8
Consultants and Outsourcing	7.6
Other Noninterest Expense	6.5

	$31.7	million

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

The $1.0 million increase in salaries and employee benefits was mostly due to expense incurred in order to retain key employees through the planned merger with PNC, and was partially offset by a reduced labor force compared to a year ago.

Net occupancy costs rose $734 thousand in the first quarter of 2005 compared with the first quarter of 2004 primarily due to increases in property rentals ($432 thousand). Increases in rents, new branches, remodeling of existing branches and building improvements on other existing buildings contributed to the increase.

The $7.0 million increase in fines and settlements in the first quarter of 2005 compared with the first quarter of 2004 is due to the Company establishing an accrual in the first quarter of 2005 for a probable loss associated with a litigation matter.

Legal fees increased $8.8 million from the first quarter of 2004 to the first quarter of 2005 primarily due to the Company’s continuing BSA compliance efforts, the various investigations and lawsuits the Company has encountered, the Company’s merger with PNC, and related matters. See Notes 3, 9 and 10 to the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Consulting and outsourcing fees increased $7.6 million year to year due to consultants hired to assist with the Company’s BSA compliance efforts and fees paid to the Company’s outsourced internal audit function.

Other noninterest expense increased $6.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was mostly due to an increase in FDIC insurance of $1.5 million because of Riggs Bank’s designation as being in a “troubled condition” increases in other special services of $1.2 million and increases in miscellaneous expense of $3.3 million. Most of the increase in other special services is for BSA related internal investigations. The increase in miscellaneous expense was mostly due to write-downs on terminated contracts and onerous leases at the Company’s international locations related to the exit from International Operations there. Increased advertising expense in the amount of $959 thousand also contributed to the increase in other noninterest expense as the Company sought to generate and retain deposit relationships.

EFFECTIVE TAX RATES

The effective tax rate on Income (Loss) Before Taxes and Minority Interest from Continuing Operations for the three month period ended March 31, 2005 was 24.8% compared to 27.3% during the same period of the prior year. The primary reason for this tax rate decrease was an increase in the valuation allowance against the deferred tax assets for unrealized losses in venture capital operations.

FINANCIAL CONDITION

SECURITIES

Securities available for sale totaled $1.64 billion as of March 31, 2005, compared to $1.70 billion as of year-end 2004 and $1.93 billion as of March 31, 2004. The activity for the first three months of 2005 included purchases of securities available for sale totaling $3.95 billion, which were offset by maturities and calls, principal payments, and sales of securities available for sale totaling $4.01 billion. The weighted-average duration and yield for the portfolio, adjusted for anticipated prepayments, were approximately 2.3 years and 3.47%, respectively, as of March 31, 2005. As of March 31, 2004, the weighted-average duration and yield for the portfolio were approximately 1.9 years and 3.60%, respectively.

Details on securities available for sale follow:

	MARCH 31, 2005
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$135	$—	$—	$135
Government Agencies Securities	720,725	—	11,466	709,259
Mortgage-Backed Securities	885,714	9	17,353	868,370
Other Securities	60,824	—	—	60,824

Total Securities Available for Sale	$1,667,398	$9	$28,819	$1,638,588

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

	DECEMBER 31, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$1,999	$—	$—	$1,999
State and Municipal Securities	26,834	178	60	26,952
Government Agencies Securities	585,719	31	6,388	579,362
Mortgage-Backed Securities	1,033,248	936	8,555	1,025,629
Other Securities	61,597	248	—	61,845

Total Securities Available for Sale	$1,709,397	$1,393	$15,003	$1,695,787

	MARCH 31, 2004
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
(IN THOUSANDS)	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,000	$—	$—	$4,000
State and Municipal Securities	26,831	248	90	26,989
Government Agencies Securities	626,080	2,352	23	628,409
Mortgage-Backed Securities	1,218,720	7,989	1,609	1,225,100
Other Securities	47,742	149	—	47,891

Total Securities Available for Sale	$1,923,373	$10,738	$1,722	$1,932,389

Realized gains from the sale of securities totaled $692 thousand for the three months ended March 31, 2005, and realized losses totaled $127 thousand. For the three months ended March 31, 2004, realized gains were $232 thousand and realized losses were $5 thousand.

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

LOANS

As of March 31, 2005, loans outstanding totaled $2.89 billion, with residential mortgage/home equity, commercial and financial and real estate-commercial/construction comprising 54%, 14% and 29% of the portfolio, respectively. At March 31, 2004, these percentages were 49%, 16% and 26%, respectively. The residential mortgage/home equity loans are generally fully secured, with approximately 10% with a loan to value ratio of 90% or greater.

As indicated in the following table, total loans decreased from $3.20 billion at March 31, 2004 to $2.89 billion at March 31, 2005. The decreases were primarily in the commercial and financial, residential mortgage and foreign portfolios and were partially offset by an increase in home equity loans.

As of March 31, 2005, foreign loans outstanding totaled $19.9 million, a decrease of $178.9 million from December 31, 2004 and $200.1 million from March 31, 2004. These decreases are a direct result of the Company’s plan to exit or sell its international banking businesses. Consistent with the Company’s plan to exit its International Banking businesses, $163.4 million of foreign loans were held for sale at December 31, 2004 and sold in February 2005. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

COMPOSITION OF LOAN PORTFOLIO

	MARCH 31,		DECEMBER 31,		MARCH 31,
	2005		2004		2004

(IN THOUSANDS)
Commercial and Financial	$398,801	14%	$401,526	13%	$521,188	16%
Real Estate — Commercial/Construction	844,117	29	903,829	29	821,232	26
Residential Mortgage	1,152,404	40	1,178,771	37	1,242,501	39
Home Equity	411,056	14	416,912	13	327,078	10
Consumer	59,503	2	61,086	2	62,784	2
Foreign	19,926	1	198,855	6	220,007	7

Total Loans	$2,885,807	100%	$3,160,979	100%	$3,194,790	100%

Net Deferred Loan Fees, Premiums and Discounts	3,635		3,743		3,832

Loans	$2,889,442		$3,164,722		$3,198,622
Loans Included in Assets Held for Sale	—		(163,391)		—

Loans	$2,889,442		$3,001,331		$3,198,622

RESERVE FOR LOAN LOSSES

Changes in the reserve for loan losses are summarized as follows:

	THREE MONTHS ENDED
	MARCH 31,
(IN THOUSANDS)	2005	2004

Balance, January 1	$24,717	$28,285
Provision for loan losses	500	—

Loans charged-off	979	908
Less: Recoveries on charged-off loans	453	362

Net loan charge-offs	526	546

Foreign exchange translation adjustments	(17)	44

Balance, March 31	$24,674	$27,783

The reserve amount is determined based on the risk of loss in the loan portfolio. For the three month period ended March 31, 2005, the Company had a consolidated loan loss provision of $500 thousand and for the three month period ended March 31, 2004, the Company did not record a loan loss provision. The Company’s reserve for loan losses at March 31, 2005 approximated the balance at December 31, 2004.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

ASSET QUALITY

NONPERFORMING ASSETS

Nonperforming assets, which include nonaccrual loans and repossessed assets, totaled $27 thousand as of March 31, 2005, a $415 thousand decrease from the year-end 2004 total of $442 thousand, primarily due to repayments on one domestic commercial loan and another commercial loan at the Bank’s London based subsidiary, and a $2.0 million decrease from the March 31, 2004 total of $2.1 million. The decrease in nonperforming assets from March 31, 2004 was mainly due to activity in the London based portfolio, which recorded $1.4 million in charge-offs and $516 thousand in sales and repayments in its commercial loan portfolio. Of the $27 thousand balance at March 31, 2005, $1 thousand is recorded in the Banking segment and $26 thousand is recorded in the International Banking segment. There were no renegotiated loans at March 31, 2005 or 2004, or at December 31, 2004.

PAST-DUE AND POTENTIAL PROBLEM LOANS

Past-due loans consist of residential real estate loans, commercial and industrial loans and consumer loans that are in the process of collection and are accruing interest. Loans past-due over 90 days decreased $3.2 million from March 31, 2004 to $5.7 million at March 31, 2005 and decreased $147 thousand from December 31, 2004.

NONPERFORMING ASSETS AND PAST-DUE LOANS

	MARCH 31,	DECEMBER 31,	MARCH 31,
(IN THOUSANDS)	2005	2004	2004

NONPERFORMING ASSETS:
Nonaccrual Loans (1)	$1	$430	$2,051
Other Real Estate and Repossessed Assets, Net	26	12	5

Total Nonperforming Assets	$27	$442	$2,056

30-89 DAYS PAST-DUE LOANS (2)	$10,050	$12,182	$41,834

90+ DAYS PAST-DUE LOANS (3)	$5,733	$5,880	$8,951

POTENTIAL PROBLEM LOANS	$700	$834	$1,265

(1)	Loans that are in default in either principal or interest for 90 days or more that are not well-secured and in the process of collection, or that are, in management’s opinion, doubtful as to the collectibility of either interest or principal.

(2)	Loans contractually past due 30-89 days or more in principal or interest.

(3)	Loans contractually past due 90 days or more in principal or interest that are well-secured and in the process of collection.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

DEPOSITS

Deposits are the Company’s primary source of funds. Deposits totaled $4.02 billion as of March 31, 2005, an increase of $221.5 million from $3.80 billion at December 31, 2004 and a decrease of $128.8 million from March 31, 2004. In both periods, deposits decreased in demand accounts, money market accounts, and in time deposits in foreign offices, all directly as a result of the Company’s exit from its International Banking businesses. These decreases were partially offset by increases in time deposits in domestic offices, which increased $68.7 million and $905.0 million from December 31 and March 31, 2004, respectively. The increase in time deposits in domestic offices was primarily due to the Bank’s practice of replacing reduced deposits due to the Company’s decision to exit its International Banking business and enhancing its liquidity with brokered certificates of deposit. These deposits were not utilized at March 31, 2004 but accounted for $902.0 million and $955.8 million of deposits at December 31, 2004 and March 31, 2005, respectively. These brokered CDs had an average rate of 3.04% and a weighted average maturity of 1.52 years as of March 31, 2005.

On March 31, 2005, a Bank customer that is a U.S. government agency, deposited $300.0 million in a Bank account. This amount was all wired out of the Bank on April 1, 2005. As of March 31, 2005 these funds were invested equally in federal funds sold and overnight discount notes.

As a means of reducing deposit reserve requirements, the Bank periodically sweeps excess demand funds into money market accounts. The average balances transferred for the three months ended March 31, 2005 and 2004, which are not included in demand deposits in the Average Statement of Condition, were $431.8 million and $476.8 million, respectively.

FHLB BORROWINGS AND OTHER LONG-TERM DEBT

Long-term debt at March 31, 2005 consisted of $66.5 million 9.65% fixed rate, subordinated debentures due in 2009, $469.0 million in FHLB advances, $245.0 million in long-term repurchase agreements, and $206.2 million in debt payable to Riggs Capital II, the issuer of the Series C trust preferred securities. At March 31, 2004, long-term debt consisted of the $66.5 million 9.65% fixed rate subordinated debentures, $329.0 million in FHLB advances, $195.0 million in long-term repurchase agreements, and the $206.2 million in the debt payable to Riggs Capital II. At December 31, 2004, long-term debt included the $66.5 million in subordinated debentures, $596.0 million in FHLB advances, $270.0 million in long-term repurchase agreements, and the $206.2 million in debt payable to Riggs Capital II. The subordinated debentures cannot be called, and once the remaining maturity term is less than five years, the amount includible in Tier II capital is discounted. At June 16, 2004, the amount includible in Tier II capital decreased to 80%. Every twelve months thereafter the portion includible decreases to 60%, 40% and 20%, respectively. Issuance costs related to this debt are being amortized over the life of the debentures as a component of interest expense, making the effective cost of this debt 9.73%. The FHLB advances at March 31, 2005 have maturity dates through 2008 and carry a blended rate of 2.92%. Of the $469.0 million in FHLB advances at March 31, 2005, $75.0 million are callable in 2005 and $97.0 million are callable in 2006. The long-term repurchase agreements at March 31, 2005 also have maturity dates through 2008 and carry a blended interest rate of 2.62%. $50.0 million of long-term repurchase agreements are callable in 2005 and $75.0 million are callable in 2006.

The Company adopted FIN46 (Consolidation of Variable Interest Entities) on October 1, 2003. At the time of the adoption of FIN 46 and at December 31, 2003, the Company owned $60.3 million of the Series A trust preferred securities and $47.6 million of the Series C trust preferred securities.

Prior to October 1, 2003, the amount of trust preferred securities owned by the Company was netted against the outstanding debt of Riggs Capital and Riggs Capital II and reported as minority interest in the Consolidated Statements of Condition. The interest earned by the Company on the trust preferred securities it owned was reflected in the Consolidated Statements of Operations as a reduction of minority interest in income of subsidiaries, net of taxes. Beginning with the quarter ended December 31, 2003, the trust preferred securities owned by the Company were classified as securities held to maturity in the Consolidated Statements of Condition and $360.8 million of debt that the Company had which was payable to Riggs Capital and Riggs Capital II, was included in long-term debt. Beginning the fourth quarter of 2003, interest earned on the trust preferred securities that the Company owned was reflected as a component of interest income and the cost of the debt payable to Riggs Capital and Riggs Capital II was included in interest expense.

During the first quarter of 2004, the Company acquired sufficient Series A securities so that it owned more than 50% of all such securities and, accordingly, the Company reconsolidated the subsidiary that issued the securities beginning in February 2004 as the Company was deemed to be the primary beneficiary of Riggs Capital. No trust preferred securities have been repurchased by the Company since the first quarter of 2004. At March 31, 2005, the Series A securities are reflected in the Consolidated Statements of Financial Condition, net of the Series A securities the Company owns, as guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures. Since reconsolidation, the cost of these securities is reflected in the Consolidated Statements of Income as minority interest in income of subsidiaries, net of taxes.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

At March 31, 2005, the amount of the Series C, 8.875% securities classified as held to maturity is $49.8 million. See also “Shareholders’ Equity and Regulatory Capital” below.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Riggs maintains liquidity to meet the needs of depositors, borrowers and creditors. The Asset/Liability Committee (ALCO) actively analyzes and manages liquidity in coordination with other areas of the organization. See Item 3-Sensitivity to Market Risk.

At March 31, 2005, the Bank had approximately $831.6 million of unencumbered securities, approximately $794.5 million in other short-term investments, and approximately $55.9 million remaining on its FHLB and Federal Reserve lines of credit for total liquid assets of approximately $1.68 billion. This compares to March 31, 2004, when the Bank had approximately $937.0 million of unencumbered securities, $371 million in other short-term investments and $455 million remaining on its FHLB and Federal Reserve lines of credit, totaling $1.76 billion in liquid assets. Since the second quarter of 2004, the Bank has used the brokered certificate of deposit market to enhance its liquidity. As of March 31, 2005, the balance of brokered certificates of deposit totaled $955.8 million. Under Federal Deposit Insurance Corporation regulations (FDIC), no FDIC-insured depository institution can accept brokered deposits unless it is considered well capitalized, or is adequately capitalized and receives a waiver from the FDIC. Notwithstanding that an institution has capital ratios that meet the requirements for well capitalized status, the OCC, in the case of national banks, may reduce such institution’s capital classification to adequately capitalized if the OCC makes a specific determination for such purposes that an unsafe or unsound condition or practice exists or if it formally mandates that the national bank maintain a specific capital level for any capital measure.

At March 31, 2005, the Bank had $469.0 million in FHLB advances outstanding. FHLB advances have maturity dates through 2008 and bear rates of interest from 1.48% to 3.70%. At March 31, 2005, the Bank had $245.0 million of repurchase agreements outstanding, which have maturity dates through 2008 and bear interest rates from 2.07% to 3.13%. Both the FHLB borrowings and long-term reverse repurchase agreements are discussed in further detail in “FHLB Borrowings and Other Long-Term Debt” in this Management’s Discussion and Analysis.

In accordance with the May 2004 Consent Order and the January 2005 Consent Order, the Bank must obtain prior approval of the OCC before it can declare a dividend to its shareholder, Riggs National Corporation. In accordance with the January 2005 Cease and Desist Order, the Company must continue to obtain the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve before it declares a dividend to its shareholders or make payments on its trust preferred securities. As disclosed in the Company’s Form 10-K for the year ended December 31, 2004, the payment of its dividend on its common stock and distributions on its trust preferred securities have been suspended.

The principal obligations of the Company as the holding company of Riggs Bank are payments of interest and distributions on subordinated debt and trust preferred securities. As of March 31, 2005, the Company had approximately $57.0 million of liquid assets.

Shareholders’ Equity and Regulatory Capital
Total shareholders’ equity as of March 31, 2005 was $297.1 million, a decrease of $20.7 million from year-end 2004 and a decrease of $92.2 million from March 31, 2004. The decrease from year-end was primarily the result of a net loss of $28.7 million and net unrealized losses on the investment portfolio of $9.8 million. This decrease was partially offset by the issuance of common stock in the amount of $18.3 million. The decrease from March 31, 2004 was primarily the result of a net loss in the last four quarters of $130.9 million and net unrealized securities losses of $24.6 million. This decrease was partially offset by the issuance of common stock of $64.3 million.

Book value per common share was $9.04 as of March 31, 2005 compared to $10.03 as of year-end 2004 and $13.44 as of March 31, 2004. The changes in book value from March 31 of the prior year and from year-end 2004 were primarily the result of the aforementioned changes in equity.

Set forth below are the Bank’s and the Company’s regulatory capital ratios as of March 31, 2005 and 2004, and December 31, 2004. It should be noted that the Company’s trust preferred securities, which at March 31, 2005 carried a blended interest rate of 8.79%, are included in the calculations for Tier I and Combined Tier I and Tier II capital ratios. This rate is significantly higher than the target federal funds rate at March 31, 2005, of 2.75%. Both the Company and the Bank are classified as “well-capitalized” for purposes of federal banking regulations at March 31, 2005.

Because of FIN 46, as of March 31, 2005, the deconsolidation of one of the two entities that has issued trust preferred securities, regulatory authorities may conclude at a future date that the trust preferred securities should no longer be included as a component of Tier I regulatory capital. The Company has determined that it and the Bank would continue to meet the capital ratio requirements for “well capitalized” status at March 31, 2005 without including the trust preferred securities as a component of regulatory capital.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS, CONTINUED

					TO BE WELL
					CAPITALIZED
					UNDER PROMPT
					CORRECTIVE
	MARCH 31,	MARCH 31,	DECEMBER 31,	REQUIRED	ACTION
	2005	2004	2004	MINIMUMS	PROVISIONS

RIGGS NATIONAL CORPORATION:
Tier I	11.51%	13.14%	11.18%	4.00%	6.00%
Combined Tier I and Tier II	16.96	18.03	16.20	8.00	10.00
Leverage	6.99	8.19	7.25	4.00	5.00

RIGGS BANK N.A.:
Tier I	12.11%	11.62%	11.58%	4.00%	6.00%
Combined Tier I and Tier II	12.81	12.36	12.23	8.00	10.00
Leverage	7.53	7.40	7.72	4.00	5.00

The table below sets forth (in thousands) the approximate amount of capital each of the Company and the Bank has in excess of the regulatory capital ratio requirements for banks to be considered “well capitalized” status as of March 31, 2005:

	RIGGS
	NATIONAL	RIGGS
	CORPORATION	BANK N.A.

TIER 1 RISK-BASED	$197,946	$216,466
TOTAL RISK-BASED	249,930	99,542
TIER 1 LEVERAGE	117,658	144,160

The ratios of total shareholders’ equity to total assets were 4.99%, 5.93%, and 6.30% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

SENSITIVITY TO MARKET RISK

The Company is exposed to various market risks which are discussed in the Company’s 2004 Annual Report on Form 10-K. Interest-rate risk is a pervasive risk which may have a material impact on the Company’s financial performance especially during periods of rapid and/or significant interest rate changes. Because of this, the Company has established an Asset/Liability Committee (ALCO) to manage interest-rate risk. The role of this committee is to manage the asset/liability mix of the Company’s operations in an effort to provide a stable net interest margin while maintaining desired levels of liquidity and capital. This entails the management of overall risk in conjunction with the acquisition and deployment of funds based upon ALCO’s view of both current and prospective market and economic conditions. The Company also has risk associated with foreign currency exchange, which it attempts to mitigate through various hedges. See Note 8 of Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

Riggs manages its interest-rate risk through the use of an income simulation model, which forecasts the impact on net interest income of a variety of different interest rate scenarios. A “most likely” interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The model then evaluates the impact on net interest income of rates moving significantly higher or lower than the “most likely” scenario. “Most likely” is defined as the outlook of the Bank’s Treasury Group on the path of future interest rates. As of March 31, 2005, the most likely interest rate scenario calls for the federal funds target rate rising to 4.0% by November 2005, to 4.75% by December 2006, and then holding at that level for the remainder of the forecast horizon. The results are compared to risk tolerance limits set by corporate policy. The model’s results as of March 31, 2005 are shown below. Current policy establishes limits for possible changes in net interest income for 12 and 36 month horizons. The interest rate scenarios monitored by ALCO are based upon a 100 basis point (1%) gradual increase or decrease in rates over a 12-month time period versus the most likely scenario and a 300 basis point (3%) gradual increase or decrease in rates over a 36-month time period versus the most likely scenario.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST-RATE SENSITIVITY ANALYSIS (1)

	MOVEMENTS IN INTEREST RATES FROM MARCH 31, 2005

	SIMULATED IMPACT OVER		SIMULATED IMPACT OVER
	NEXT TWELVE MONTHS		NEXT THIRTY-SIX MONTHS

(In Thousands)	+100BP	-100BP	+300BP	-300BP

Simulated Impact Compared With a “Most Likely” Scenario:
Net Interest Income Increase/(Decrease)	1.0%	(2.6)%	(1.0)%	1.1%
Net Interest Income Increase/(Decrease)	$1,186	$(3,193)	$(3,803)	$3,864

(1) Key Assumptions:

Assumptions with respect to the model’s projections of the effect of changes in interest rates on Net Interest Income include:

1.	Target balances for various asset and liability classes, which are solicited from the management of the various units of the Corporation.

2.	Interest rate scenarios which are generated by ALCO for the “most likely” scenario and are dictated by ALCO’s policy for the alternative scenarios.

3.	Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and ALCO consensus.

4.	Assumptions about the effect of embedded options and prepayment speeds: instruments that are callable are assumed to be called at the first opportunity if an interest rate scenario makes it advantageous for the owner of the call to do so. Prepayment assumptions for mortgage products are derived from accepted industry sources.

5.	Reinvestment rates for funds replacing assets or liabilities that are assumed (through early withdrawal, prepayment, calls, etc.) to run off the balance sheet, which are generated by the spread relationships.

6.	Maturity strategies with respect to assets and liabilities, which are solicited from the management of the various units of the Corporation.

As of March 31, 2005, the forecasted impact of rates rising or falling 100 basis points versus the “most likely” scenario over a 12-month time period was a change in net interest income not exceeding 5%, the Company guideline for a 12-month time horizon. For a 300 basis point movement in rates versus the “most likely” scenario over a 36-month period, the impact on net interest income did not exceed 10%, the Company guideline for a 36-month time horizon. The results of the simulation for March 31, 2005 indicated that the Bank was asset sensitive over one year due to a large portion of its liabilities being comprised of fixed-rate instruments. Earnings are benefited in a rising rate environment from increasing speeds on fixed-rate liabilities and are impaired by declining rates as asset yields decline while liability costs remain fixed. Over time, the Bank becomes liability sensitive as fixed-rate liabilities mature and are replaced by short-term funding. As a result, over three years, earnings suffer in a rising rate environment and benefit from declining rates.

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

COMMITMENTS AND CONTINGENCIES

Various commitments to extend credit are made in the normal course of banking business. Commitments to extend credit and letters of credit outstanding as of March 31, 2005 and 2004, and December 31, 2004 are:

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED

	MARCH 31,	MARCH 31,	DECEMBER 31,
	2005	2004	2004

Commitments to extend credit	$1,334,514	$1,485,477	$1,444,307

Commercial letters of credit	4,986	31,787	10,939

Stand-by letters of credit	29,663	45,200	49,126

At March 31, 2005, a liability of $112 thousand existed in the Consolidated Statement of Condition for the stand-by letters of credit compared to $61 thousand at March 31, 2004 and $141 thousand at December 31, 2004.

The above commitment amounts are not reflected in the Consolidated Statements of Condition and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

The Company also was committed to fund venture capital investments in the amount of $5.7 million and $8.7 million at March 31, 2005 and 2004, respectively.

CONSENT ORDER, CIVIL MONEY PENALTY AND OTHER MATTERS

See Note 9 to the Notes to the Consolidated Financial Statements on page 17, which is incorporated herein by reference.

PENDING MERGER

See Note 3 to the Notes to the Consolidated Financial Statements on page 9, which is incorporated herein by reference.

OTHERS MATTERS

See Note 14 to the Notes to the Consolidated Financial Statements on page 24, which is incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and this Quarterly Report.

(b)     Changes in Internal Controls

During its evaluation of the Company’s internal control over financial reporting as of December 31, 2004, management of the Company identified material weaknesses with respect to the Company’s control environment, its internal control monitoring function, its regulatory compliance function, and processes and activities associated with accounting for deferred tax asset valuation allowances.

Except as described below, there were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4.       CONTROLS AND PROCEDURES, CONTINUED

Control Environment and Internal Control Monitoring Function

The Company has continued to enhance its internal control environment and internal control monitoring functions. Specifically, the Company established enhanced oversight of staffing levels during the first quarter of 2005 and determined that staffing levels throughout the organization, particularly those that relate directly to financial reporting, remained stable. This is due in part to the establishment and maintenance of a retention bonus program for over 500 employees. The Company also continued to ensure that competent contractors were made available to each department in the Company.

During the first quarter of 2005, the Company appointed a new Vice President and Interim Controller having significant experience and qualifications relating to accounting and financial reporting. As a senior financial officer within the organization, the Interim Controller has responsibility for supervising and directing a broad scope of finance related functions, including the implementation and maintenance of internal controls relating to such functions. The Interim Controller reports directly to the Chief Financial Officer.

The Company’s internal audit function began to implement enhancements to its internal audit program during 2004, and in the first quarter of 2005 has completed the implementation of those enhancements. The Company has expanded the scope of certain internal audits, enhanced the tracking of outsourced audit work, and modified its previous internal audit plan scope to encompass additional audits, including a continued focus and review of the Company’s regulatory risks.

Regulatory Compliance Function

During the first quarter of 2005, the Company has continued to devote substantial resources to the compliance Department. Management believes that the effectiveness of this function has been essential to its ability to remediate many of the regulatory issues it has faced. Management believes that as of March 31, 2005, control remediation efforts within the regulatory compliance function, particularly as they relate to controls designed to prevent violation of laws and regulations that could have a material effect on the reliability of the Company’s financial reporting, have enhanced the Company’s ability to mitigate the risk of material misstatement.

Processes and Activities Associated with Accounting for Deferred Tax Asset Valuation Allowances

ITEM 4.       CONTROLS AND PROCEDURES, CONTINUED

In response to the material weakness previously identified in the Company’s 2004 Annual Report on Form 10-K, regarding oversight of the Company’s tax process, the Company has worked to enhance the monitoring and oversight of the tax process. In response to significant staff turnover, the Company assessed the need for additional staff to ensure maintenance of appropriate internal controls over financial reporting relating to the tax area and has taken appropriate action to ensure the reliability of the tax process through the date of the pending merger. This includes engaging an accounting and consulting firm to review the Company’s first quarter 2005 tax provision. The company has also appointed a Vice President and Interim Controller to oversee the tax reporting process.

Management has evaluated this matter relative to its current and prior internal control environment and disclosure controls and procedures. It has concluded that the material weakness that led to this error not being detected timely has been mitigated as of March 31, 2005 as a result of the additional monitoring and oversight controls that were in place as of that date.

RIGGS NATIONAL CORPORATION

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 to the Notes to the Consolidated Financial Statements on page 20, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2005, the Company sold to Stuart Yarbrough 400 shares of its common stock, par value $2.50 per share. Mr. Yarbrough paid $21.26 per share, which was the per share closing price reported on the NASDAQ National Market System on December 31, 2004. The aggregate consideration paid by Mr. Yarbrough to the Company for the shares was $8,504. Mr. Yarbrough acquired the shares in order to qualify as a member of the Company’s Board of Directors. The sale of the shares to Mr. Yarbrough was exempt from registration under the Securities Act of 1933 pursuant to Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed on page 43 are incorporated by reference or filed herewith in response to this item.

PART II OTHER INFORMATION, CONTINUED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGGS NATIONAL CORPORATION

Date:	May 10, 2005	/s/ LAWRENCE I. HEBERT

Lawrence I. Hebert Director and Principal Executive Officer

Date:	May 10, 2005	/s/ STEVEN T. TAMBURO

Steven T. Tamburo Treasurer (Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGES
NO.

(31.1)	Chief Executive Officer Section 302 Certification of Quarterly Report on Form 10-Q

(31.2)	Chief Financial Officer Section 302 Certification of Quarterly Report on Form 10-Q

(32.1)	Chief Executive Officer Section 906 Certification of Quarterly Report on Form 10-Q

(32.2)	Chief Financial Officer Section 906 Certification of Quarterly Report on Form 10-Q

(Exhibits omitted are not required or not applicable.)